Form 10-Q
period 2002-06-30
OVERSTOCK COM INC
filed 2002-08-14
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

Commission file number: 000-49799

OVERSTOCK.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6322 South 3000 East, Suite 100

Salt Lake City, Utah 84121

(Address, including zip code, of

Registrant’s principal executive offices)

Registrant’s telephone number, including area code: (801) 947-3100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

There were 14,457,768 shares of the Registrant’s common stock (voting and nonvoting), par value $0.0001, outstanding on August 13, 2002.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2001	2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,729	$27,267
Accounts receivable	1,565	2,042
Inventories, net	7,586	8,776
Prepaid expenses and other assets	476	1,976

Total current assets	13,356	40,061

Property and equipment, net	5,018	4,830
Other long-term assets, net	3,340	3,277

Total assets	$21,714	$48,168

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,680	$3,842
Accrued liabilities	2,093	3,241
Notes payable, related party	4,258	—
Capital lease obligations, current	254	188

Total current liabilities	10,285	7,271
Capital lease obligations, non-current	165	87

Total liabilities	10,450	7,358

Commitments and contingencies

Redeemable common stock, $0.0001 par value, 851 shares and 779 shares issued and outstanding as of December 31, 2001 and June 30, 2002, respectively	5,284	4,915

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 10,327 shares and 13,652 shares issued as of December 31, 2001 and June 30, 2002, respectively	1	1
Additional paid-in capital	52,187	96,380
Accumulated deficit	(44,093)	(56,291)
Unearned stock-based compensation	(2,015)	(4,095)
Treasury stock, 35 shares at cost	(100)	(100)

Total stockholders’ equity	5,980	35,895

Total liabilities, redeemable securities and stockholders’ equity	$21,714	$48,168

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002

Direct revenue	$6,709	$11,853	$14,991	$21,882
Commission revenue	698	2,230	1,199	3,889
Warehouse revenue	—	297	795	676

Total revenue	7,407	14,380	16,985	26,447

Cost of goods sold (1)	6,658	11,831	15,207	21,821

Gross profit	749	2,549	1,778	4,626

Operating expenses:
Sales and marketing expenses (2)	1,710	1,313	3,123	2,532
General and administrative expenses (2)	2,170	2,195	4,298	4,997
Amortization of goodwill	764	—	1,538	—
Amortization of stock-based compensation	113	806	180	1,652

Total operating expenses	4,757	4,314	9,139	9,181

Operating loss	(4,008)	(1,765)	(7,361)	(4,555)

Interest income	315	49	387	71
Interest expense	(104)	(208)	(166)	(448)
Other income (expense), net	14	(442)	21	(441)

Net loss	(3,783)	(2,366)	(7,119)	(5,373)
Deemed dividend related to redeemable common stock	(101)	(106)	(201)	(217)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,607)

Net loss attributable to common shares	$(3,884)	$(2,472)	$(7,320)	$(12,197)

Net loss per common share basic and diluted	$(0.35)	$(0.20)	$(0.73)	$(1.04)
Weighted average common shares outstanding — basic and diluted	11,036	12,280	9,991	11,728

(1) Amounts include stock-based compensation of:	$15	$96	$20	$199

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$3	$21	$4	$43
General and administrative expenses	110	785	176	1,609

	$113	$806	$180	$1,652

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended
	June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(7,119)	$(5,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	937
Amortization of goodwill	1,538	—
Amortization of unearned stock-based compensation	200	1,851
Issuanceof stock options to consultants for services	—	38
Issuance of stock to employees	62	226
Amortization of debt discount	85	242
Selling shareholder fees	—	439
Changes in operating assets and liabilities:
Accounts receivable	(1,870)	(477)
Inventories, net	2,488	(1,190)
Prepaid expenses and other assets	272	(1,500)
Other long-term assets	74	45
Accounts payable	(2,119)	202
Accrued liabilities	(2,487)	(274)

Net cash used in operating activities	(8,197)	(4,834)

Cash flows from investing activities:
Expenditures for property and equipment	(695)	(731)

Net cash used in investing activities	(695)	(731)

Cash flows from financing activities:
Payments on capital lease obligations	(124)	(144)
Payments on related party note payable	(1,500)	(4,500)
Issuance of preferred stock	—	6,582
Issuance of common stock in IPO, net of IPO costs	—	27,522
Payment of selling shareholder fees	—	(439)
Issuance of common stock and redeemable common stock	6,069	31
Exercise of stock options and warrants	56	51

Net cash provided by financing activities	4,501	29,103

Net (decrease) in cash and cash equivalents	(4,391)	23,538

Cash and cash equivalents, beginning of period	8,348	3,729

Cash and cash equivalents, end of period	$3,957	$27,267

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto included in the Registration Statement on Form S-1 filed on May 29, 2002, with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, as well as the accounting change to adopt Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING CHANGE

Effective January 1, 2002, Overstock.com adopted SFAS 142, which establishes accounting and reporting for goodwill and intangible assets acquired in a business combination.  Under the new standard, goodwill will not be amortized, but will be tested for impairment at least annually.  The Company completed its impairment tests during the quarter ended June 30, 2002 and determined that its goodwill was not impaired as of January 1, 2002.

The following table summarizes what reported net loss and loss per share would have been for the three months and six months ended June 30, 2001 and 2002, exclusive of amortization expense.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2001	2002	2001	2002

Reported net loss	$(3,783)	$(2,366)	$(7,119)	$(5,373)
Add back: Goodwill amortization	764	—	1,538	—

Adjusted net loss	$(3,019)	$(2,366)	$(5,581)	$(5,373)

Basic and diluted loss per share:
Reported net loss attributable to common shares	$(0.35)	$(0.20)	$(0.73)	$(1.04)
Add back: Goodwill amortization	0.07	—	0.15

Adjusted net loss attributable to common shares	$(0.28)	$(0.20)	$(0.58)	$(1.04)

3. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 “Reporting on Advertising Costs.”  As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $891 and $943 during the three months ended June 30, 2001 and 2002, respectively.  Advertising expense totaled $2,069 and $1,593 during the six months ended June 30, 2001 and 2002, respectively.

4. LEASE TERMINATION SETTLEMENT

In February 2002, the Company relocated its corporate headquarters.  At the time the Company relocated, it had 23 months remaining under the facilities lease for the former headquarters location.  In March 2002, the Company settled its remaining obligation under the lease by paying the former landlord $340 and relinquishing the right to sublease the facilities.  The settlement payment is recorded in the statement of operations for the six months ended June 30, 2002 under general and administrative expenses.

5. STOCK PURCHASE PLAN

In January 2002, the Company renewed its Employee Stock Purchase Plan (the “ESPP”) to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock in amounts up to 5% of the participant’s eligible compensation.  During the six months ended June 30, 2002, participants were allowed to purchase shares of stock at approximately $5.06 per share.  There were 6 shares issued under the ESPP during the six months ended June 30, 2002.  The Company recognized approximately $51 of stock-based compensation for the excess of the fair value of the shares of common stock over the purchase price.

6. SALE OF SERIES A PREFERRED STOCK

In March 2002, the Company sold approximately 959 shares of mandatorily redeemable convertible preferred stock (“preferred stock”) for approximately $6,582, net of issuance costs.  The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering (see Note 9).  As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6,607, which was calculated in accordance with Emerging Issues Task Force No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” This beneficial conversion feature is reflected as a deemed dividend in the statement of operations.

7. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  As of June 30, 2001 and 2002, the effects of outstanding stock options are antidilutive and, accordingly, are excluded from diluted loss per share.  There were 1,541 options and 1,122 warrants outstanding at June 30, 2002.

8. RELATED PARTY TRANSACTIONS

As indicated in Note 6, the Company sold shares of mandatorily redeemable convertible preferred stock in March 2002, for which a deemed dividend was recorded as a result of the beneficial conversion feature.  The total deemed dividend recorded in the six months ended June 30, 2002 was $6,607, of which $1,000 is attributable to preferred shares purchased by Haverford Internet, LLC, and $1,200 is attributable to preferred shares purchased by members of the board of directors.

In March 2001, the Company entered into a credit agreement with a related party, High Meadows Finance L.C.  Amounts borrowed under the agreement bore interest at 3.5 percentage points above prime, and were collateralized by substantially all of the Company's assets.  At December 31, 2001, the outstanding principal balance on the agreement was $4.5 million.  The Company paid the principal balance in full with payments of $1.5 million and $3.0 million during the quarters ending March 31 and June 30, 2002, respectively.  Once the balance was paid in full, the credit agreement was terminated.

9. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the six months ended June 30, 2001 or 2002.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2001 and 2002:

	Three months ended June 30				Six months ended June 30
	Direct	Commission	Warehouse		Direct	Commission	Warehouse
	operations	operations	operations	Consolidated	operations	operations	operations	Consolidated
2001
Revenue	$6,709	$698	$—	$7,407	$14,991	$1,199	$795	$16,985
Cost of goods sold	6,448	210	—	6,658	13,978	435	794	15,207

Gross profit	$261	$488	$—	749	$1,013	$764	$1	1,778
Operating expenses				(4,757)				(9,139)
Other income (expense), net				225				242

Net loss				$(3,783)				$(7,119)

2002
Revenue	$11,853	$2,230	$297	$14,380	$21,882	$3,889	$676	$26,447
Cost of goods sold	10,714	516	601	11,831	19,912	948	961	21,821

Gross profit (loss)	$1,139	$1,714	$(304)	2,549	$1,970	$2,941	$(285)	4,626
Operating expenses				(4,314)				(9,181)
Other income, net				(601)				(818)

Net loss				$(2,366)				$(5,373)

10. INITIAL PUBLIC OFFERING

On June 4, 2002, the Company closed its initial public offering, pursuant to which it sold 2,155 shares of common stock, and a selling shareholder sold 845 shares of common stock in an initial public offering, with proceeds to the Company of approximately $24,880, net of $2,014 of issuance costs.  As part of the offering, the Company granted the underwriter the right to purchase up to 450 additional shares within thirty days after the offering to cover any over-allotments.  On June 27, 2002, the underwriter purchased an additional 101 shares of stock for $1,260.

11. SELLING SHAREHOLDER FEES

As part of the initial public offering (see note 9), the Company paid $439 of selling costs on behalf of the selling shareholder.  This amount was recorded in the quarter ended June 30, 2002 as a non-operating expense in the statement of operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and commission revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding  the potential for growth in our customer base; our beliefs and intentions regarding our expansion into the B2B liquidation market and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; development of new Websites; our beliefs, intentions and expectation regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs about provisions in our charter documents and Delaware law; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events differ materially. For a detailed discussion of these risks and uncertainties please see the “Factors That May Affect Future Results” section of this report. These forward-looking statements speak only as of the date that of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

Overstock.com offers discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories.  Our company is based in Salt Lake City, Utah, and was founded in 1997.

Our revenue is comprised of direct revenue, commission revenue and warehouse revenue.  Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah.  Business-to-business (B2B) sales are generated when we contact retailers by phone and offer them our merchandise below wholesale prices.  After relationships are established with a B2B client, the client sometimes places subsequent orders directly through our B2B Website.

Our commission revenue is derived from two sources, consumer commission revenue and B2B commission revenue.  Consumer commission revenue is generated when we receive commissions for selling the merchandise of other retailers, cataloguers or manufacturers through our consumer Website.  We do not own or physically handle the merchandise for these transactions, as the entities with which we have a commission-based, third party relationship ship the products directly to the end customer.  Similar to the manner in which we generate consumer commission revenue, we generate B2B commission revenue when we receive commissions for selling the merchandise of third parties through our B2B Website.

Both direct and commission revenue are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending.  We anticipate this will continue in the foreseeable future.  With the exception of our acquisition of Gear.com in November 2000, we have achieved our historical growth from internal operations.

Our warehouse revenue is derived from sales that liquidate residual products from large bulk purchases of inventory.  These products cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors.  We conduct our warehouse sales in various physical locations when sufficient residual product has been accumulated.

Cost of goods sold for direct revenue primarily consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs.  For commission revenue, cost of goods sold includes credit card fees and customer service costs.  As commission revenue grows in relation to direct sales, gross margins improve because third party commissions have higher gross margins than direct sales.  Accordingly, our gross margin as a percentage of total revenue for a particular period will be largely determined by the amount of commission revenue relative to direct revenue for that period.  Cost of goods sold also includes stock-based compensation warehouse-related personnel for each period.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities.

General and administrative expenses consist of payroll and related expenses for executive, accounting, technical support and administrative personnel, professional fees, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses for each period since inception.  We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

During the six months ended June 30, 2002, we recorded a deemed dividend of $6.6 million representing the beneficial conversion feature related to the issuance of 958,612 shares of Series A preferred stock.  The amount of the beneficial conversion feature was established at the date of issuance resulting from the difference between the sales price of $6.89 per share, which is also the conversion price since the shares of Series A preferred stock when issued were immediately convertible into shares of common stock on a one-to-one basis, and the deemed fair value of common shares of $14.00 per share on the date of issuance.  The difference of $7.11 per share of Series A preferred stock, or $6.8 million, would normally be the beneficial conversion feature, except that Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” limits the total amount of the beneficial conversion feature to the $6.6 million of proceeds from the sale of the 958,612 shares of Series A preferred stock.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The following critical accounting policies are significantly affected by judgments, assumptions and estimates used in the preparation of our consolidated financial statements:

•                  revenue recognition;

•                  estimating valuation allowances and accrued liabilities, specifically, the reserve for returns and the allowance for obsolete and damaged inventory;

•                  accounting for income taxes; and

•                  valuation of long-lived and intangible assets and goodwill.

Revenue recognition.  We derive our revenue from three sources:  (i) direct revenue, which are individual sales made to consumers and businesses; (ii) commission revenue, which includes consumer commission revenue and B2B commission revenue; and (iii) warehouse revenue, derived from liquidation sales of residual products from large bulk purchases of inventory.  Both direct revenue and commission revenue are recorded net of returns as well as coupons redeemed by customers.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101 “Revenue Recognition” which states that revenue should be recognized when the following four revenue recognition criteria are met:  (1) persuasive evidence of an arrangements exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We generally require payment by credit card at the point of sale.  Any amounts received prior to when we ship the goods to customers are deferred.

We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions.  Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross as a principal.  If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

Reserve for returns and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue.  Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period.  The reserve for returns was $295,000 at June 30, 2002.

Overstock writes down its inventory for estimated obsolescence of damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our inventory balance was $8.8 million, net of allowance for obsolescence or damaged inventory of $943,000 as of June 30, 2002.  If we underestimate our reserves or allowances our gross margins, and net income, if any, will be overstated (or our net loss, if any, will be understated).  Contrarily, if we overstate our reserves or allowances, our gross margins and net income, if any, will be understated (or our net loss, if any, will be overstated).

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of June 30, 2002, we have recorded a full valuation allowance of $21.8 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Overstock records an asset impairment charge when it believes an asset has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  Net intangible assets, long-lived assets and goodwill amounted to $3.3 million as of June 30, 2002.  We evaluated our intangible assets and determined that all such assets other than goodwill have determinable lives.

Results of Operations — 2002 compared to 2001

Revenue

Total revenue increased 94% to $14.4 million for the three-month period ended June 30, 2002 from $7.4 million for the same period in 2001.  For the six months ended June 30, 2001 and 2002, total revenue was $17.0 million and $ 26.4 million, respectively, representing an increase of 56%.  The increase in total revenue was primarily a result of increased sales in connection with our relationship with Safeway, Inc. and our increased marketing efforts that increased visitors to our Websites.  This increase was partially offset a reduction of shipping revenue caused by our new shipping promotion that offers customers free shipping for certain orders and a flat shipping rate of $2.95 for all other others.  Gross merchandise sales totaled $26.1 million and $12.9 million for the second quarters of 2002 and 2001, respectively, representing an increase of 102%.  For the six months ended June 30, 2002 and 2001, gross merchandise sales totaled $47.5 million and $28.9 million, respectively, representing an increase of 64%.  Gross merchandise sales represents total cash received by us for sales of merchandise through our Websites.  Gross merchandise sales varies significantly from revenue in accordance with generally accepted accounting principles.

Direct revenue increased from $6.7 million for the three months ended June 30, 2001 to $11.9 million for the three months ended June 30, 2002, a growth of 77%.  For the six months ended June 30, 2002, direct revenue grew to $21.9 million from $15.0 million during the same period in 2001, or 46%.  This increase is primarily due to our B2C marketing efforts and growth in our B2B revenue.

Revenue for our commission-based operations was $698,000 and $2.2 million for the three months ended June 30, 2001 and 2002, respectively, and $1.2 million and $3.9 million for the six months ended June 30, 2001 and 2002, respectively, representing growth of 219% and 224% for each respective period.  This growth was due to an increase in the number of commission-based products offered for sale on our Websites as a percent of the total product selection and increased marketing efforts.

We recorded warehouse revenue of $297,000 during the second quarter of 2002 and no warehouse revenue for the same period in 2001.  Warehouse revenue for the six-month periods ended June 30, 2001 and 2002 totaled $795,000 and $676,000, respectively.  For the warehouse sale in 2001, we liquidated the remnants of a large inventory purchase from Toytime.com.  For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory that occurred during latter end of the first quarter and first part of the second quarter of 2002.

Cost of goods sold

Cost of goods sold increased $6.7 million, or 90% of total revenue for the second quarter of 2001, to $11.8 million, or 82% of total revenue during the second quarter of 2002.  As a percentage of sales, cost of goods sold also decreased from 90% to 83% for the six months ended June 30, 2001 and 2002, respectively.  This correlates to gross margins of 10% and 18% for the three months ended June 30, 2001 and 2002, respectively, and 10% and 17% for the six months ended June 30, 2001 and 2002, respectively.  The decrease in cost of goods sold, as a percentage of total revenue was largely a result of an increase in our commission-based revenues as a percentage of total revenues and operational efficiencies gained in our direct business.

Gross profits for our direct operations improved from $261,000, or 4% of direct revenue, to $1.1 million, or 10% of direct revenue for the three months ended June 30, 2001 and 2002, respectively.  For the six months ended June 30, 2001 and 2002, gross profits for our direct operations improved from $1.0 million, or gross margins of 7%, to $2.0 million, or gross margins of 9%, respectively.  Our commission operations generated gross profits of $488,000 (70% margins) and $1.7 million (77% margins) for the three months ended June 30, 2001 and 2002, respectively.  For the six months ended June 30, 2001 and 2002, our commission operations generated gross profits of $764,000 (64% margins) and $2.9 million (76% margins), respectively.

Operating expenses

Sales and marketing.  Sales and marketing expenses were $1.7 million and $1.3 million, representing 23% and 9% of total revenue, for the three months ended June 30, 2001 and 2002, respectively, and $3.1 million and $2.5 million, representing 18% and 10% of total revenue, for the six months ended June 30, 2001 and 2002, respectively.  Declines in marketing expenses for marketing-related activities in comparison to the prior year period reflects an effort by our management to focus advertising expenditures on campaigns that it believes are the most cost-effective means to increase net sales (such as targeted online advertising through various Web portals and our Affiliates Program) as well as negotiating reduced rates charged to us for online marketing.  However, we expect marketing expenses to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $2.2 million for each of the three months ended June 30, 2001 and 2002, representing 29% and 15% of total revenue for the corresponding periods, and $4.3 million and $5.0 million, representing 25% and 19% of total revenue, for the six months ended June 30, 2001 and 2002, respectively.  The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable additional infrastructure and personnel costs.

Amortization of goodwill.  Effective January 2002, we adopted SFAS No. 142, which requires that goodwill no longer be amortized.  Hence we did not record any goodwill amortization during the six months ended June 30, 2002.  During 2001, $764,000 and $1.5 million were recorded as amortization of goodwill for the three and six months ended June 30, 2001, respectively.  Goodwill resulted from the acquisition of Gear.com in 2000.

Amortization of stock-based compensation.  Amortization of stock-based compensation was approximately $113,000 and $806,000 for the three months ended June 30, 2001 and 2002, respectively, and $180,000 and $1.7 million for the six months ended June 30, 2001 and 2002, respectively.  We attribute these increases primarily to amortization of non-cash deferred stock-based compensation recognized relating to options grants during the respective periods.  We expect amortization of stock-based compensation in future periods to remain at high levels compared with historic periods due to increased stock option activity during the fourth quarter of 2001 and the first periods of 2002 that resulted in the recording of significant stock-based compensation.

Other income (expense), net

Other income (expense), net for the quarter ended June 30, 2002 amounted to an expense of $442,000 versus income of $14,000 during the quarter ended June 30, 2001.  For the six months ended June 30, 2002 and 2001, other income (expense), net, amounted to an expense of $441,000 and income of $21,000, respectively.  This was attributable to a one-time $439,000 charge that the company recorded for fees paid on behalf of the selling shareholder as part of the initial public offering.

Recent Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections.”  Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted.  The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Seasonality

Financial results for  Internet retailers are generally seasonal.  Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season.  The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties.  Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future.  The following table reflects the Company’s revenues for the first and second quarters in 2002 and for each quarter in 2001 and 2000:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002	$12,067	$14,380	$—	$—

2001	9,578	7,407	8,744	14,274

2000	2,257	3,795	4,339	15,132

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock, promissory notes and our initial public offering.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  As of June 30, 2002, we had raised $66.4 million, net of issuance costs, from the sale of equity securities.  Our cash and cash equivalents balance was $3.7 million and $27.3 million at December 31, 2001 and June 30, 2002, respectively.

Our operating activities resulted in net cash outflows of $8.2 million and $4.8 million for the six months ended June 30, 2001 and 2002, respectively.  The primary use of cash and cash equivalents during the six months ended June 30, 2002 was, associated with funding our normal operations including net losses, changes in accounts receivable, inventories, prepaid assets and accrued liabilities.

Cash used in investing activities, primarily expenditures for property and equipment, during the six months ended June 30, 2001 and 2002 was $695,000 and $731,000, respectively.

Net cash provided by financing activities during the six months ended June 30, 2002 was $29.1 million, consisting primarily of proceeds from our initial public offering in May 2002 and the issuance of preferred stock in March 2002, offset by the repayment of $4.5 million of notes payable.  Net cash provided by financing activities during the six months ended June 30, 2001 was $4.5 million, consisting of proceeds from the issuance of common stock and redeemable common stock of $6.1 million, offset by the repayment of $1.5 million of notes payable.

On March 4, 2002, we sold 958,612 shares of our Series A redeemable, convertible, preferred stock at $6.89 per share for $6,582,000, net of issuance costs.  As the fair value of the common stock to be received upon conversion of the preferred stock was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in a non-cash charge of approximately $6.6 million which was recorded in the first quarter of 2002.  This non-cash charge was recorded as a deemed dividend, of which $3.7 million is attributable to shares sold to the following related parties; John J. Byrne Jr., a director of Overstock; Contex Limited, an entity controlled by Mark Byrne, a brother of Patrick M. Byrne; Haverford Internet LLC, an entity controlled by Patrick M. Byrne; The Gordon S. Macklin Family Trust, a trust controlled by a director of Overstock; and Rope Ferry Associates, Ltd., an entity owned by John J. Byrne III and Dorothy M. Byrne, the brother and mother of Patrick M. Byrne.  The remaining purchasers of our Series A preferred stock are unrelated parties that are friends and acquaintances of our officers and directors

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of June 30, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	275	188	87	—	—
Operating leases	3,680	879	2,209	592	—
Total contractual cash obligations	$3,955	$1,067	$2,296	$592	$—

	Amounts of Commitment Expiration Per Period (in thousands)

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$13,000	$13,000	$—	$—	$—
Redeemable common stock	4,915	1,667	1,376	1,872	—
Total commercial commitments	$17,915	$14,667	$1,376	$1,872	$—

The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results.  We do not have any unconditional purchase obligations, other long-term obligations, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

We believe that the cash currently on hand and available under existing lines of credit will be sufficient to continue operations for at least the next twelve months.  While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing.  However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms.  Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Additional Factors that May Affect Future Results.”

Factors That May Affect Future Results

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Quarterly Report on Form 10-Q.

Because we have a limited operating history, it is difficult to evaluate our business and future operating results.

We originally incorporated in May 1997 and began posting a list of our merchandise on our Website in August 1998.  In March 1999, we launched the first version of our Website through which customers could purchase products.  Our limited operating history makes it difficult to evaluate our business and future operating results.

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $12.2 million and $7.3 million for the six month periods ended June 30, 2002 and 2001, respectively.  As of December 31, 2001 and June 30, 2002, our accumulated deficit was $44.1 million and $56.3 million respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

We will continue to incur significant operating expenses and capital expenditures as we:

•                  enhance our distribution and order fulfillment capabilities;

•                  further improve our order processing systems and capabilities;

•                  develop enhanced technologies and features;

•                  expand our customer service capabilities to better serve our customers’ needs;

•                  increase our general and administrative functions to support our operations; and

•                  increase our sales and marketing activities.

Because we will incur many of these expenses before we receive any revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly.  Further, we base our expenses in large part on our operating plans and future revenue projections.  Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project.  Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses.  Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

Our quarterly operating results are volatile and may adversely affect our stock price.

Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business.  As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the risk factors described in this report, additional factors that could cause our quarterly operating results to fluctuate include:

·              increases in the cost of advertising;

·              our inability to retain existing customers or encourage repeat purchases;

·              difficulties developing our B2B operations;

·              the existence of one or more warehouse sales;

·              price competition that results in lower profit margins or losses;

·              the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

·              our inability to manage distribution operations or provide adequate levels of customer service;

·              our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

·              the extent to which our existing and future marketing agreements are successful; and

·              the mix between direct revenue versus commission revenue.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our stock may decline.

Our limited operating history and the rapidly evolving nature of our industry make forecasting quarterly operating results difficult.  We may not be able to quickly reduce spending if our revenues are lower than we project.  Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors.  If this occurs, the price of our common stock may decline.

We have grown quickly and if we fail to manage our growth, our business will suffer.

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities.  This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers have no prior senior management experience at public companies.  Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future.  To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base.  If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be seriously harmed.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President, Chief Executive Officer and Chairman of the Board.  Our performance also depends on our ability to retain and motivate other officers and key employees.  The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service could harm our business, prospects, financial condition and results of operations.  We do not have long-term employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

Our operating results may fluctuate depending on the season, and such fluctuations may affect our stock price.

We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns.  Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season.  Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

We depend on our relationships with third parties for a large portion of the products that we offer for sale on our Websites.  If we fail to maintain these relationships, our business will suffer.

During 2002 we had commission-based relationships with approximately 193 third parties whose products we offer for sale on our Websites.  During 2002, these products accounted for approximately 65% of the products available on our Websites.  We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new commission-based relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

We are partially dependent on third parties to fulfill a number of our customer service and other retail functions.  If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

In our commission business we rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise.  We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms.  In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves.  Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis.  If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock brand could suffer.

We rely on our relationships with manufacturers, retailers and other suppliers to obtain sufficient quantities of quality merchandise on acceptable terms.  If we fail to maintain our supplier relationships on acceptable terms, our sales and profitability could suffer.

To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration.  Our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices and may be terminated by either party at any time.  Our current suppliers may not continue to sell their excess inventory to us on current terms or at all, and we may not be able to establish new supply relationships.  For example, it is difficult for us to maintain high levels of product quality and selection because none of the manufacturers, suppliers and liquidation wholesalers from whom we purchase products on a purchase order by purchase order basis have a continuing obligation to provide us with merchandise at historical levels or at all.  In most cases, our relationships with our suppliers do not restrict the suppliers from selling their respective excess inventory to other traditional or online merchandise liquidators, which could in turn limit the selection of products available on our Websites.  If we are unable to develop and maintain relationships with suppliers that will allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, results of operation and financial condition.

Our business may be harmed by the listing or sale of pirated, counterfeit or illegal items by third parties.

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights.  For example, in February 2002, Microsoft Corporation filed a complaint against us alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws.  These and future claims could result in increased costs of doing business through legal expenses, adverse judgment or settlement or require us to change our business practices in expensive ways.  In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

In addition, we may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Websites.  In the future, we may implement measures to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings.  Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business.

Our business may be harmed by fraudulent activities on our Websites.

We have received in the past, and anticipate that we will receive in the future, communications from customers who did not receive goods that they purchased.  We also periodically receive complaints from our customers as to the quality of the goods purchased and services rendered.  Negative publicity generated as a result of fraudulent or deceptive conduct by third parties could damage our reputation, harm our business and diminish the value of our brand name.  We expect to continue to receive from customers requests for reimbursement or threats of legal action against us if no reimbursement is made.

We depend upon third-party delivery services to deliver our products to our customers on a timely and consistent basis.  A deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

Although we operate our own fulfillment center, we rely upon multiple third parties for the shipment of our products.  Because we do not have a written long-term agreement with any of these third parties, we cannot be sure that these relationships will continue on terms favorable to us, if at all.  Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations.  If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers.  We may be unable to engage alternative carriers on a timely basis or upon terms favorable to us.  Changing carriers would likely have a negative effect on our business, operating results and financial condition. Potential adverse consequences include:

•                  reduced visibility of order status and package tracking;

•                  delays in order processing and product delivery;

•                  increased cost of delivery, resulting in reduced gross margins; and

•                  reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Our operating results depend on our Websites, network infrastructure and transaction-processing systems.  Capacity constraints or system failures would harm our business, results of operations and financial condition.

Any system interruptions that result in the unavailability of our Websites or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would seriously harm our business, operating results and financial condition.

We use internally developed systems for our Websites and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Websites or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, which cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our Websites.  In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems.  Any inability to do so may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

We may be unable to manage expansion into new business areas which could harm our business operations and reputation.

Our long-term strategic plan involves expansion into the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway Inc. and possible expansion into additional markets.  We cannot assure you that our efforts to expand our business in this manner will succeed.  To date, we have expended significant financial and management resources developing our B2B operations, and our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  Furthermore, the exclusivity provisions of our Safeway agreement prevents us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories may adversely affect our ability to grow and expand our B2B business. In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  Expansion of our operations in this manner would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

We may not be able to compete successfully against existing or future competitors.

The online liquidation services market is new, rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new Websites at a relatively low cost. Our consumer Website currently competes with:

•                  other online liquidation e-tailers, such as SmartBargains;

•                  traditional liquidators, such as Ross Stores, Inc. and TJX Companies, Inc.; and

•                  online retailers and marketplaces such as Amazon.com., Inc., Buy.com., Inc. and eBay, Inc. which have discount departments.

Our B2B Website competes with liquidation “brokers” and retailers and online marketplaces such as eBay, Inc.

We expect the online liquidation services market to become even more competitive as traditional liquidators and online retailers continue to develop services that compete with our services.  In addition, manufacturers and retailers may decide to create their own Websites to sell their own excess inventory and the excess inventory of third parties.  Competitive pressures created by any one of our competitors, or by our competitors collectively, could severely harm our business, prospects, financial condition and results of operations.

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations.  For example, to the extent that we enter new lines of businesses such as third-party logistics, online auction services or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, Ltd., eBay, Inc., Ross Stores, Inc. and TJX Companies, Inc., respectively.

Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do.  In addition, online retailers and liquidation e-tailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies.  Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.  We cannot assure you that we will be able to compete successfully against current and future competitors.

A significant number of merchandise returns could harm our business, financial condition and results of operations.

We allow our customers to return products.  Our ability to handle a large volume of returns is unproven.  In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers.  If merchandise returns are significant, our business, financial condition and results of operations could be harmed.

If the products that we offer on our Websites do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences.  Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes.  Because the products that we sell typically consist of manufacturers’ and retailers’ excess inventory, we have limited control over the specific products that we are able to offer for sale.  If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins.  In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share.  This could have an adverse effect on our business, results of operations and financial condition.

If we fail to attract customers to our Websites on cost-effective terms, our business, financial condition and operating results will suffer.

Our success depends on our ability to attract customers on cost-effective terms.  We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites.  We expect to rely on these relationships as significant sources of traffic to our Websites and to generate new customers.  Current economic conditions have reduced the demand for these advertising-related services.  As a result, we have been able to negotiate these online relationships on terms we consider cost effective.  As general economic conditions improve, we anticipate that similar relationships with search engines and online services will become more expensive.  If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed.  In addition, certain of our existing online marketing agreements require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments.  Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected.

Further, many of the parties with which we may have online-advertising arrangements could provide advertising services for other online or traditional retailers and merchandise liquidators.  As a result, these parties may be reluctant to enter into or maintain relationships with us.  Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these relationships by these third parties.  Without these relationships, our revenues, business, financial condition and results of operations could suffer.

If the single facility where substantially all of our computer and communications hardware are located fails, our business, results of operations and financial condition will be harmed.

Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Substantially all of our computer and communications hardware is located at a single leased facility in Salt Lake City, Utah.  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events.  We do not presently have redundant systems in multiple locations or a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur.  Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders.  The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights.  We may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights.  In addition, our competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology.

Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage to our competitors.  In addition, the failure of the third parties whose products we offer for sale on our Websites to protect their intellectual property rights, including their domain names, could impair our operations.  These failures could harm our business, results of operations and financial condition.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses.  We may face material delays in introducing new services, products and enhancements.  If this happens, our customers may forgo the use of our Websites and use those of our competitors.  The Internet and the online commerce industry are rapidly changing.  If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing Websites and our proprietary technology and systems may become obsolete.  Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us in prior offerings may be entitled to rescind their purchases.

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $4.9 million at June 30, 2002.

We face risks relating to our inventory.

We directly purchase some of the merchandise that we sell on our Websites.  We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly.  These risks are especially significant because some of the merchandise we sell at our Websites are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics).  In addition, we often do not receive warranties on the merchandise we purchase.

In the recent past, we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss.  It is impossible to determine with certainty whether an item will sell for more than the price we pay for it.  Because we rely heavily on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory.  If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability.  This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims.  This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes.  These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business.  In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information.  We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers.  We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data.  If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations.  A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.  We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

We may expand our business internationally, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

In the future, we may expand into international markets. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

•                  the need to develop new supplier and manufacturer relationships;

•                  unexpected changes in international regulatory requirements and tariffs;

•                  difficulties in staffing and managing foreign operations;

•                  longer payment cycles from credit card companies;

•                  greater difficulty in accounts receivable collection;

•                  potential adverse tax consequences;

•                  price controls or other restrictions on foreign currency; and

•                  difficulties in obtaining export and import licenses.

To the extent we generate international sales and transactions in the future, any negative impact on our international operations could negatively impact our business.  In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from non-dollar-denominated international sales.

We are subject to intellectual property litigation.

Third parties have, from time to time, claimed and may claim in the future that we have infringed their past, current or future intellectual property rights.  We may become more vulnerable to such claims as laws such as the Digital Millennium Copyright Act are interpreted by the courts.  We may be increasingly subject to infringement claims as the number of services and competitors in our segment grow.  These claims, whether meritorious or not, could be time-consuming, result in costly litigation, cause service delays, require expensive changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available.  As a result, these claims could harm our business.

We may be subject to product liability claims that could be costly and time consuming.

We sell products manufactured by third parties, some of which may be defective.  If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product.  Our insurance coverage may not be adequate to cover every claim that could be asserted.  If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business.  Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may not be able to obtain trademark protection for our marks, which could impede our efforts to build brand identity.

We have received Patent and Trademark Office actions in response to several of our trademark applications, indicating that several of our marks, including “Overstock Sports and Outdoors” and “Overstock Computers and Home Office,” are descriptive, which means that the Patent and Trademark Office considers the marks as merely “descriptive” of the nature, quality or intended use of the goods or services.  If our responses to these office actions are not successful, we would likely not be able to obtain registrations for these marks on the principal register, and this could impede our ability to protect these marks from use by other businesses or our competitors.  In general, there can be no assurance that we will be able to secure significant protection for all of our service marks or trademarks, or that our applications will be successful.  Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion.  Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business.

Risks Relating to the Internet Industry

Our success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.

Our future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. Factors which could reduce the widespread use of the Internet include:

•                  actual or perceived lack of security of information or privacy protection;

•                  possible disruptions, computer viruses or other damage to the Internet servers or to users’ computers; and

•                  excessive governmental regulation.

Customers may be unwilling to use the Internet to purchase goods.

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods.  The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations.  E-commerce is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods.  The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record.  If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

The security risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks.  Third parties may have the technology or know-how to breach the security of customer transaction data.  Any breach could cause customers to lose confidence in the security of our Websites and choose not to purchase from our Websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations.  Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce.  Our security measures may not effectively prohibit others from obtaining improper access to our information.  Any security breach could expose us to risks of loss, litigation and liability and could seriously disrupt our operations.

Credit card fraud could adversely affect our business.

We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin.  We have implemented technology to help us detect the fraudulent use of credit card information.  However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders.  Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature.  If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Websites, our business could be harmed.

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah.  One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce.  Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet.  Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels.  These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security.  Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business.  For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists.  The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby.  Those laws that do reference the Internet, such as the Digital Millennium Copyright Act, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.  These current and future laws and regulations could harm our business, results of operation and financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

    We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information.  For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers.  Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business.  In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13.  Bills pending in Congress would extend online privacy protections to adults.  Moreover, proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us.  We could become a party to a similar enforcement proceeding.  These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts.

Risks Relating to the Securities Markets and Ownership of Our Common Stock

Our management has broad discretion as to the use of the net proceeds from our recently completed initial public offering.

Our management has broad discretion as to the use of the net proceeds that we received from our recently completed initial public offering.  We cannot assure you that management will apply these funds effectively, nor can we assure you that the net proceeds from our public offering will be invested in a manner yielding a favorable return.

Our directors, executive officers and significant stockholders will continue to hold a substantial portion of our stock after this offering, which may lead to conflicts with other stockholders over corporate governance.

Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially own approximately 53% of our outstanding common stock, including warrants and stock options exercisable as of July 2, 2002.  High Plains Investments, LLC, an entity controlled by Patrick M. Byrne, our President and Chief Executive Officer, beneficially owns approximately 37% of our outstanding common stock.  These stockholders, acting together, and High Plains Investments, LLC, acting alone, are able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations.  This control may delay, deter or prevent a third party from acquiring or merging with us, which in turn could reduce the market price of our common stock.

Our stock price may be volatile and you may lose all or a part of your investment.

Our common stock has been publicly traded only since May 30, 2002.  The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering.  These fluctuations could continue.  It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors.  If this occurs, our stock price may decline.  Among the factors that could affect our stock price are as follows:

•                  changes in securities analysts’ recommendations or estimates of our financial performance or publication of research reports by analysts;

•                  changes in market valuations of similar companies;

•                  announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, joint ventures or capital commitments;

•                  general market conditions;

•                  actual or anticipated fluctuations in our operating results;

•                  intellectual property or litigation developments; and

•                  economic factors unrelated to our performance.

In addition, the stock markets have experienced significant price and trading volume fluctuations.  These broad market fluctuations may adversely affect the trading price of our common stock.  In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management’s attention and resources.

We do not intend to pay dividends on our non-redeemable common stock, and you may lose the entire amount of your investment.

We have never declared or paid any cash dividends on our non-redeemable common stock and do not intend to pay dividends on our non-redeemable common stock for the foreseeable future.  We intend to invest our future earnings, if any, to fund our growth.  Therefore, you will not receive any funds without selling your shares.  We cannot assure that you will receive a positive return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law contain anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Several provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of our company even if that change in control would be beneficial to our stockholders.  For example, only one-third of our board of directors will be elected at each of our annual meetings of stockholders, which will make it more difficult for a potential acquirer to change the management of our company, even after acquiring a majority of the shares of our common stock.  These provisions, which cannot be amended without the approval of two-thirds of our stockholders, could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock.  In addition, our board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, that could have the effect of delaying or preventing a change in control of our company.  The issuance of preferred stock could also adversely affect the voting powers of the holders of common stock, including the loss of voting control to others.  We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of our company or could impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk for the effect of interest rate changes and changes in the market values of our investments.  Currently we do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities or other types of derivative financial instruments.  Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.  We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.  Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  We do not believe that the future market risks related to the above securities will have a material adverse impact on our financial position, results of operations or liquidity.

At June 30, 2002, we had $27.3 million in cash and cash equivalents.  At that same date we had no notes payables.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  All of our cash equivalents are designated as available-for-sale and, accordingly, are presented at fair value on our balance sheets.  We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds.  Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

PART II.  OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  Our operations are subject to federal, state and local laws and regulations.

In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws.  The complaint seeks damages in an unspecified amount and injunctive relief.  Although we believe we have defenses to the allegations and intend to pursue them vigorously, the Microsoft lawsuit is in its early states, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 29, 2002, a Registration Statement on Form S-1 (File No. 333-83728) relating to our initial public offering was declared effective by the Securities and Exchange Commission pursuant to which  an aggregate of 2,155,000 shares of our common were offered and sold for our account and 845,000 shares were sold for the account of  a selling stockholder at a price of $13.00 per share.  As part of our initial public offering, we granted the underwriters the option to purchase up to 450,000 shares from us at a purchase price of $13.00 per share. On June 27, 2002, the underwriters purchased 101,000 shares pursuant to this option. The sale of the shares of common stock generated aggregate gross proceeds to the Company of approximately $29.3million.  In connection with our public offering, we incurred $1.2 million in underwriting discounts and commissions and approximately $2.0 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses were approximately $26.1 million. WR Hambrecht & Co., LLC and Cantor Fitzgerald & Co. were the underwriters for the offering.

During the second quarter of 2002, we used approximately $3.0 million of the net proceeds of our initial public offering to repay, in full, all outstanding indebtedness under a line of credit to High Meadows Finance L.C., which matured on June 1, 2002 and bore a per annum interest rate equal to 3.5%, plus the rate of interest announced from time to time by Wells Fargo Bank & Company as its “Prime Rate.” High Meadows Finance, L.C. is owned by High Plains Investments, LLC, an entity controlled by Patrick M. Byrne, our president and Chief Executive Officer; John J. Byrne Jr., a member of our Board of Directors and the father of Patrick M Byrne; and Cirque Properties, Inc., an entity owned by John J. Byrne, III, the brother of Patrick M. Byrne.

In addition, we have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding of our marketing and sales activity, capital expenditures and inventory purchases.  The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive developments, marketing and sales activities and market acceptance of our services, and the rate of growth, if any, of our business.  Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

Effective upon the closing of our initial public offering, all previously outstanding Series A preferred stock converted into common stock on a one-for-one basis.   We filed an amended and restated certificate of incorporation in June of 2002, which modified the rights of holders of our common stock.  This amendment and restatement, among other things, increased the authorized shares of common stock, authorized undesignated shares of preferred stock, eliminated the ability of stockholders to take action by written consent, and created three classes of directors with staggered three-year terms.  At the same time, we adopted amended and restated Bylaws that, among other things also eliminated the ability of stockholders to take actions by written consent and established certain procedures for advance notice of stockholder proposals and director nominations.

On April 23, 2002, we issued 833 shares of common stock to one entity with which our Chief Executive Officer and we had a pre-existing business relationship in connection with the termination of an agreement between the entity and us.  The issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering.

Since April 1, 2002 through June 30, 2002, we have granted stock options under our stock option plans to purchase an aggregate of 110,123 shares of common stock (net of expirations, exercises and cancellations) at a weighed average exercise price of $12.37 per share. These transactions were exempt from registration under the Securities Act pursuant to Rule 701 or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

Since April 1, 2002 through June 30, 2002, we have issued 1,781 shares of common stock upon exercise of stock options under our stock option plans at a weighted average exercise price of $5.63 per share. These issuances were exempt from registration under the Securities Act pursuant to Rule 701 or pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

Since April 1, 2002 through June 30, 2002, we have issued 503 shares of common stock upon exercise of warrants at a weighted average exercise price of $6.24 per share. These issuances were exempt from registration under the Securities Act pursuant to Section 4(2) thereof on the basis that the transactions did not involve a public offering.

We have used and intend to continue to use the net proceeds of our initial public offering for working capital and general corporate purposes, including expanding our marketing and sales activity, capital expenditures and inventory purchases.  The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive developments, marketing and sales activities and market acceptance of our services, and the rate of growth, if any, of our business.  Pending use for these or other purposes, we intend to invest the net proceeds of the offering in short-term, interest-bearing, investment-grade securities.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Unless otherwise indicated, all share figures in this Item 4 do not reflect the 1 for 28.34 reverse stock split that we effected on May 20, 2002.

On April 4, 2002, we held an annual meeting of stockholders.  At the 2002 annual meeting, the following proposals were approved by the indicated number of votes:

(a)   The following individuals were elected to the Board of Directors:

Name	Voted For	Votes Withheld
Allison H. Abraham	235,988,764	302,625
John J. Byrne Jr.	235,952,529	338,860
Patrick M. Byrne	236,037,529	253,860
Gary D. Kennedy	236,073,764	217,625
Jason C. Lindsey	236,073,764	217,625
Gordon S. Macklin	236,073,764	217,625
John B. Pettway	235,988,764	302,625

(b)   Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our public accountants and auditors for the fiscal year ending December 31, 2002.  There were 236,171,389 votes cast for the ratification, 0 votes cast against the ratification and 120,000 abstentions.

(c)   Our stockholders approved the reincorporation of our company into the State of Delaware and associated amendment and restatement of our Certificate of Incorporation and Bylaws, which both became effective on the closing of our reincorporation.  Stockholders cast 236,052,202 votes in favor of the reincorporation and cast 95,000 votes against the reincorporation, with 145,187 abstentions.  Such votes represented shares of our outstanding capital stock.  Specifically, holders of Series A preferred stock, without any abstentions, cast 21,924,338 votes in favor of the reincorporation and cast no votes against the reincorporation.

(d)   Our stockholders approved the form of indemnification agreements to be entered into between our company and certain of our officers and directors.  There were 235,884,404 votes cast in favor of indemnification, 131,235 votes cast against indemnification, and 275,750 abstentions.

The vote totals stated above do not reflect the reverse stock split later effected on May 20, 2002.

On April 8, 2002, Overstock.com, Inc., a Utah corporation, and sole stockholder of Overstock.com, Inc., a Delaware corporation, voted all of its shares to approve the reincorporation of our company into the State of Delaware by way of a merger agreement between the two corporations.  This approval was given by written consent in accordance with Section 228 of the Delaware General Corporation Law.

On April 29, 2002, stockholders representing a majority of the shares of our capital stock and more than 65% of the shares of our Series A preferred stock adopted the following actions:

(a)   Our stockholders approved the amendment and restatement of our Certificate of Incorporation, which affected a 1-for-28.34 reverse stock split and decreased the authorized shares of common stock, preferred stock and preferred stock designated as Series A preferred.

(b)   Our stockholders amended our 1999 Stock Plan to decrease the number of shares of common stock reserved for issuance thereunder to an aggregate of 39,602,417 shares.

(c)   Our stockholders adopted our 2002 Stock Option Plan and ratified the authorization and reservation of 18,100,183 shares of our common stock for issuance under our 2002 Stock Option Plan plus (a) any shares that were reserved but not issued under our 1999 Stock Plan and (b) any shares returned to our 1999 Stock Plan as a result of termination of options or repurchase of shares issued under our 1999 Stock Plan.

(d)   Our stockholders amended and restated our Certificate of Incorporation, which became effective upon the closing of our initial public offering.  This amendment and restatement, among other things, (a) provided for the number of shares of authorized common stock to be increased to 100,000,000 (on a post-reverse stock split basis) shares, (b) deleted all references to series of preferred stock but created and authorized 5,000,000 shares of undesignated shares of preferred stock (on a post-reverse stock split basis), (c) eliminated the ability of stockholders to take actions by written consent, and (d) created three (3) classes of directors with staggered three (3) year terms.

(e)   Our stockholders amended and restated our Bylaws, which became effective upon the closing of the Company’s initial public offering.  This amendment and restatement, among other things, (a) eliminated the ability of stockholders to take actions by written consent and (b) established certain procedures for advance notice of stockholder proposals and director nominations.

(f)    Our stockholders adopted a new form of indemnification agreement to be entered into between the Company and certain of its officers and directors.

The above actions were approved by written consent by written consent in compliance with 228 of the Delaware General Corporation Law by the affirmative vote of 202,960,985 shares of our capital stock and specifically 18,092,104 shares of Series A preferred stock.

On May 10, 2002, our stockholders approved by written consent in compliance with Section 228 of the Delaware General Corporation Law the amendment of our 2002 Stock Option Plan to modify the “Change in Control” definition under the plan. Stockholders approved this action with 185,471,328 affirmative votes represented by outstanding shares of capital stock.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document
3.1	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3.2	Amended and Restated Bylaws of the Registrant currently in effect.
4.1*	Form of specimen certificate for Overstock.com, Inc.’s common stock.
4.2*	Investor Rights Agreement, dated March 4, 2002.
10.1*	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2*	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3*	2001 Stock Purchase Plan and form of agreements thereunder.
10.4*	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.
10.5*	2002 Stock Option Plan, as amended, and form of agreements thereunder.
10.6*	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7*

Form of Guaranty of Credit agreement entered into by John J. Byrne, John J. Byrne III, Patrick M. Byrne, J. Gregory Hale, and Cirque Property LC in connection with the Norwich Associates, LC $7.0 million line of credit established on September 17, 2001.

10.8*	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C.
10.9*	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C.
10.10*	First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C.
10.11*	Lease Agreement, as amended, between 2855 E. Cottonwood Parkway, L.C., and Discountsdirect, dated December 21, 1998.
10.12*	Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000.

10.13*	Severance Package Agreement with Douglas Greene dated June 17, 1999.
10.14*	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002.
10.15*†	Strategic Alliance and Product Sales Agreement dated February 26, 2002 between Overstock.com, Inc. and Safeway Inc.
10.16*	Irrevocable Letter of Credit dated August 24, 2001 from Wells Fargo Bank, N.A. for the account of Patrick M. Byrne in favor of Wells Fargo Merchant Services, LLC.
10.17*	Lease Termination Agreement dated March 27, 2002 by and between Overstock.com, Inc. and 2855 E. Cottonwood Parkway, L.C.
10.18*	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene.
10.19*	Registration and Expenses Agreement dated May 3, 2002 among Overstock.com, Inc. and Amazon.com NV Investment Holdings, Inc.
10.20*	Form of Warrant to purchase Overstock.com, Inc. common stock
10.21*

Form of Series A Preferred Stock Purchase Agreement dated March 4, 2002 among Overstock.com, Inc., The Gordon S. Macklin Family Trust, Haverford Internet, LLC, John J. Byrne Jr., and twelve other purchasers of Series A Preferred Stock.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-83728), which became effective on May, 29, 2002.

† We obtained confidential treatment from the Commission with respect to certain portions of this exhibit.  A complete version of this exhibit has been filed separately with the Commission.

(b)           Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM

                     /s/ Jason C. Lindsey

Jason C. Lindsey

Vice President and Chief Financial Officer

(Duly Authorized Officer and Principal

Financial and Accounting Officer)

Dated:  August 13, 2002