Form 10-Q
period 2002-09-30
OVERSTOCK COM INC
filed 2002-11-13
CIK 1130713

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0634302 (I.R.S. Employer Identification Number)
6322 South 3000 East, Suite 100 Salt Lake City, Utah 84121 (Address, including zip code, of Registrant's principal executive offices)
Registrant's telephone number, including area code: (801) 947-3100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 14,457,768 shares of the Registrant's common stock, par value $0.0001, outstanding on November 8, 2002.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2001	September 30, 2002
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,729	$7,342
Marketable securities	—	17,171
Accounts receivable	1,565	4,748
Inventories, net	7,586	10,914
Prepaid expenses and other assets	476	3,803

Total current assets	13,356	43,978
Property and equipment, net	5,018	4,817
Other long-term assets, net	3,340	3,145

Total assets	$21,714	$51,940

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,680	$7,621
Accrued liabilities	2,093	2,724
Notes payable, related party	4,258	—
Capital lease obligations, current	254	146

Total current liabilities	10,285	10,491
Capital lease obligations, non-current	165	64

Total liabilities	10,450	10,555

Commitments and contingencies
Redeemable common stock, $0.0001 par value, 851 shares and 747 shares issued and outstanding as of December 31, 2001 and September 30, 2002, respectively	5,284	4,857

Stockholders' equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 10,327 shares and 13,746 shares issued as of December 31, 2001 and September 30, 2002, respectively	1	1
Additional paid-in capital	52,187	96,276
Accumulated deficit	(44,093)	(56,663)
Unearned stock-based compensation	(2,015)	(2,986)
Treasury stock, 35 shares at cost	(100)	(100)

Total stockholders' equity	5,980	36,528

Total liabilities, redeemable securities and stockholders' equity	$21,714	$51,940

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Direct revenue	$7,860	$20,759	$22,851	$42,641
Commission revenue	884	2,857	2,083	6,746
Warehouse revenue	—	192	795	868

Total revenue	8,744	23,808	25,729	50,255
Cost of goods sold(1)	7,744	19,238	22,951	41,059

Gross profit	1,000	4,570	2,778	9,196

Operating expenses:
Sales and marketing expenses(2)	1,230	2,083	4,353	4,615
General and administrative expenses(2)	2,402	2,372	6,700	7,369
Amortization of goodwill	759	—	2,297	—
Amortization of stock-based compensation	145	674	325	2,326

Total operating expenses	4,536	5,129	13,675	14,310

Operating loss	(3,536)	(559)	(10,897)	(5,114)
Interest income	26	229	413	300
Interest expense	(278)	(7)	(444)	(455)
Other income (expense), net	(2)	63	19	(378)

Net loss	(3,790)	(274)	(10,909)	(5,647)
Deemed dividend related to redeemable common stock	(101)	(97)	(302)	(314)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,607)

Net loss attributable to common shares	$(3,891)	$(371)	$(11,211)	$(12,568)

Net loss per common share basic and diluted	$(0.35)	$(0.03)	$(1.03)	$(0.99)
Weighted average common shares outstanding — basic and diluted	11,172	14,447	10,937	12,644

(1) Amounts include stock-based compensation of:	$19	$93	$39	$291

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$3	$21	$7	$64
General and administrative expenses	142	653	318	2,262

	$145	$674	$325	$2,326

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(10,909)	$(5,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,284	1,401
Amortization of goodwill	2,297	—
Amortization of unearned stock-based compensation	364	2,617
Unrealized gain from marketable securities	—	(29)
Stock options issued to consultants for services	100	(29)
Stock issued to employees	61	75
Amortization of debt discount	170	242
Selling shareholder fees	—	439
Changes in operating assets and liabilities:
Accounts receivable	(1,194)	(3,183)
Inventories, net	(631)	(3,328)
Prepaid expenses and other assets	(28)	(3,327)
Other long-term assets	(238)	169
Accounts payable	(326)	3,942
Accrued liabilities	(2,680)	632

Net cash used in operating activities	(11,730)	(6,026)

Cash flows from investing activities:
Net investments in marketable securities	—	(17,142)
Expenditures for property and equipment	(1,398)	(1,175)
Expenditures for other long-term assets	(5)	—

Net cash used in investing activities	(1,403)	(18,317)

Cash flows from financing activities:
Payments on capital lease obligations	(183)	(210)
Borrowings on related party note payable	3,000	—
Payments on related party note payable	(3,000)	(4,500)
Issuance of preferred stock	—	6,582
Issuance of common stock in IPO, net of IPO costs	—	26,140
Payment of selling shareholder fees	—	(439)
Issuance of common stock and redeemable common stock	6,069	31
Exercise of stock options and warrants	73	352

Net cash provided by financing activities	5,959	27,956

Net (decrease) increase in cash and cash equivalents	(7,174)	3,613
Cash and cash equivalents, beginning of period	8,348	3,729

Cash and cash equivalents, end of period	$1,174	$7,342

Supplemental disclosures of cash flow information:
Interest paid	$186	$209

Deemed dividend on redeemable common stock	$302	$314

Lapse of recission rights on redeemable common stock	$50	$156

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes thereto included in the Registration Statement on Form S-1 filed on May 29, 2002, with the Securities and Exchange Commission. The accompanying unaudited consolidated financial statements reflect all adjustments, as well as the accounting change to adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

        The following table summarizes what reported net loss and loss per share would have been for the three months and nine months ended September 30, 2001 and 2002, exclusive of amortization expense.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net loss	$(3,790)	$(274)	$(10,909)	$(5,647)
Add back: Goodwill amortization	759	—	2,297	—

Adjusted net loss	$(3,031)	$(274)	$(8,612)	$(5,647)

Basic and diluted loss per share:
Reported net loss attributable to common shares	$(0.35)	$(0.03)	$(1.03)	$(0.99)
Add back: Goodwill amortization	0.07	—	0.21	—

Adjusted net loss attributable to common shares	$(0.28)	$(0.03)	$(0.82)	$(0.99)

3. ADVERTISING EXPENSE

        The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) over the term of the contract. Advertising expense totaled $943 and $1,684 during the three months ended September 30, 2001 and 2002, respectively. Advertising expense totaled $3,012 and $3,277 during the nine months ended September 30, 2001 and 2002, respectively.

4. MARKETABLE SECURITIES

        Unrealized gains and losses on marketable securities at September 30, 2002, by classification, were as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and government agency securities	$13,493	$38	$—	$13,531
Asset-backed and agency securities	2,586	6	(16)	2,576
Corporate securities	1,063	1	—	1,064

Total	$17,142	$45	$(16)	$17,171

        All marketable securities mature in 2002 or 2003.

5. LEASE TERMINATION SETTLEMENT

        In February 2002, the Company relocated its corporate headquarters. At the time the Company relocated, it had 23 months remaining under the facilities lease for the former headquarters location. In March 2002, the Company settled its remaining obligation under the lease by paying the former landlord $340 and relinquishing the right to sublease the facilities. The settlement payment is recorded in the statement of operations for the nine months ended September 30, 2002 under general and administrative expenses.

6. STOCK PURCHASE PLAN

        In January 2002, the Company renewed its Employee Stock Purchase Plan (the "ESPP") to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock in amounts up to 5% of the participant's eligible compensation. During the nine months ended September 30, 2002, participants were allowed to purchase shares of stock at approximately $5.06 per share. There were 6 shares issued under the ESPP during the nine months ended September 30, 2002. The Company recognized approximately $51 of stock-based compensation for the excess of the fair value of the shares of common stock issued over the purchase price.

7. SALE OF SERIES A PREFERRED STOCK

        In March 2002, the Company sold approximately 959 shares of mandatorily redeemable convertible preferred stock ("preferred stock") for approximately $6,582, net of issuance costs. The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering (see Note 11). As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6,607, which was calculated in accordance with Emerging Issues Task Force No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This beneficial conversion feature is reflected as a deemed dividend in the statement of operations.

8. NET LOSS PER SHARE

        Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive. As of September 30, 2001 and 2002, the effects of outstanding stock options are antidilutive and, accordingly, are excluded from diluted loss per share. There were 1,485 options and 1,119 warrants outstanding at September 30, 2002.

9. RELATED PARTY TRANSACTIONS

        As indicated in Note 6, the Company sold shares of mandatorily redeemable convertible preferred stock in March 2002, for which a deemed dividend was recorded as a result of the beneficial conversion feature. The total deemed dividend recorded in the nine months ended September 30, 2002 was $6,607, of which $1,000 is attributable to preferred shares purchased by Haverford Internet, LLC, a related party controlled by the Company's CEO, and $1,200 is attributable to preferred shares purchased by members of the board of directors.

10. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." There were no inter-segment sales or transfers during the nine months ended September 30, 2001 or 2002. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2001 and 2002:

	Three months ended September 30				Nine months ended September 30
	Direct operations	Commission operations	Warehouse operations	Consolidated	Direct operations	Commission operations	Warehouse operations	Consolidated
2001
Revenue	$7,860	$884	$—	$8,744	$22,851	$2,083	$795	$25,729
Cost of goods sold	7,485	259	—	7,744	21,463	694	794	22,951

Gross profit (loss)	$375	$625	$—	1,000	$1,388	$1,389	$1	2,778
Operating expenses				(4,536)				(13,675)
Other income (expense), net				(254)				(12)

Net loss				$(3,790)				$(10,909)

2002
Revenue	$20,759	$2,857	$192	$23,808	$42,641	$6,746	$868	$50,255
Cost of goods sold	18,425	600	213	19,238	38,337	1,548	1,174	41,059

Gross profit (loss)	$2,334	$2,257	$(21)	4,570	$4,304	$5,198	$(306)	9,196
Operating expenses				(5,129)				(14,310)
Other income (expense), net				285				(533)

Net loss				$(274)				$(5,647)

11. INITIAL PUBLIC OFFERING

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

12. SELLING SHAREHOLDER FEES

        As part of the initial public offering (see note 11), the Company paid $439 of selling costs on behalf of the selling shareholder. This amount was recorded in the quarter ended June 30, 2002 as a non-operating expense in the statement of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers or other third parties', future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and commission revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into the B2B liquidation market and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; development of new Websites; our beliefs, intentions and expectation regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs about provisions in our charter documents and Delaware law; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

        These forward-looking statements are subject to risks and uncertainties that could cause actual results and events differ materially. For a detailed discussion of these risks and uncertainties please see the "Factors That May Affect Future Results" section of this report. These forward-looking statements speak only as of the date that of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

        Overstock.com offers discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories. Our company is based in Salt Lake City, Utah, and was founded in 1997.

        Our revenue is comprised of direct revenue, commission revenue and warehouse revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah. Business-to-business (B2B) sales are generated when we contact retailers and offer them our merchandise below wholesale prices. After relationships are established with a B2B client, the client sometimes places subsequent orders directly through our B2B Website.

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

        Our warehouse revenue is derived from sales that liquidate residual products from large bulk purchases of inventory. These products cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors. We conduct our warehouse sales in various physical locations when sufficient residual product has been accumulated. During the third quarter of 2002, we established a permanent retail store at our warehouse in Salt Lake City, Utah through which we anticipate that ongoing warehouse sales will take place.

        Cost of goods sold for direct revenue primarily consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. For commission revenue, cost of goods sold includes credit card fees and customer service costs. As commission revenue grows in relation to direct sales, gross margins improve because third party commissions have higher gross margins than direct sales. Accordingly, our gross margin as a percentage of total revenue for a particular period will be largely determined by the amount of commission revenue relative to direct revenue for that period. Cost of goods sold also includes stock- based compensation for customer service and warehouse-related personnel for each period.

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

        During the nine months ended September 30, 2002, we recorded a deemed dividend of $6.6 million representing the beneficial conversion feature related to the issuance of 958,612 shares of Series A preferred stock. The amount of the beneficial conversion feature was established at the date of issuance resulting from the difference between the sales price of $6.89 per share, which is also the conversion price since the shares of Series A preferred stock when issued were immediately convertible into shares of common stock on a one-to-one basis, and the deemed fair value of common shares of $14.00 per share on the date of issuance. The difference of $7.11 per share of Series A preferred stock, or $6.8 million, would normally be the beneficial conversion feature, except that Emerging Issues Task Force Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," limits the total amount of the beneficial conversion feature to the $6.6 million of proceeds from the sale of the 958,612 shares of Series A preferred stock.

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

        For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" which states that revenue should be recognized when the following four revenue recognition criteria are met: (1) persuasive evidence of an arrangements exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Any amounts received prior to when we ship the goods to customers are deferred.

        We evaluate the criteria outlined in Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross as a principal. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amounts as commissions earned.

        Reserve for returns and the allowance for obsolete and damaged inventory.    Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The reserve for returns was $355,000 at September 30, 2002.

        Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $10.9 million, net of allowance for obsolescence or damaged inventory of $944,000 as of September 30, 2002. If we underestimate our reserves or allowances our gross margins, and net income, if any, will be overstated (or our net loss, if any, will be understated). Contrarily, if we overstate our reserves or allowances, our gross margins and net income, if any, will be understated (or our net loss, if any, will be overstated).

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of September 30, 2002, we have recorded a full valuation allowance of $21.8 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill.    Overstock records an asset impairment charge when it believes an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. Net intangible assets, long-lived assets and goodwill amounted to $3.1 million as of September 30, 2002. We evaluated our intangible assets and determined that all such assets other than goodwill have determinable lives.

Results of Operations—2002 compared to 2001

  Revenue

        Total revenue was $23.8 million for the three-month period ended September 30, 2002, a 172% increase from the $8.7 million recorded in the same period in 2001. For the nine months ended September 30, 2002 and 2001, total revenue was $50.3 million and $25.7 million, respectively, representing an increase of 95%. The increase in total revenue was primarily a result of the growth of our B2C business due to increased marketing efforts and increased sales to other businesses, including Safeway, Inc. Gross merchandise sales totaled $38.4 million and $15.6 million for the three-month periods ended September 30, 2002 and 2001, respectively, representing an increase of 145%. For the nine months ended September 30, 2002 and 2001, gross merchandise sales totaled $85.9 million and $44.4 million, respectively, representing an increase of 93%. Gross merchandise sales differ from GAAP revenue in that gross merchandise sales represent the gross sales price of goods sold by the company, including those sales for which the company only reports a commission under GAAP.

        Direct revenue increased from $7.9 million for the three months ended September 30, 2001 to $20.8 million for the three months ended September 30, 2002, a growth of 164%. For the nine months ended September 30, 2002, direct revenue grew to $42.6 million from $22.9 million during the same period in 2001, or an increase of 87%. This increase is primarily due to enhanced B2C marketing efforts and progressive growth in our B2B business.

        Revenue for our commission-based operations was $2.9 million and $884,000 for the three months ended September 30, 2002 and 2001, respectively, and $6.7 million and $2.1 million for the nine months ended September 30, 2002 and 2001, respectively, representing growth of 223% and 224% for each respective period. This growth was due to an increase in the number of commission-based products offered for sale on our Websites as a percent of the total product selection and increased marketing efforts.

        We recorded warehouse revenue of $192,000 during the third quarter of 2002 and no warehouse revenue for the same period in 2001. Warehouse revenue for the nine-month period ended September 30, 2002 and 2001 totaled $868,000 and $795,000, respectively. For the warehouse sale in 2001, we liquidated part of a large inventory purchase from Toytime.com during January of that year. For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory that occurred during the latter end of the first quarter and the first part of the second quarter of 2002.

  Cost of goods sold

        Cost of goods sold was $19.2 million or 81% of total revenue for the third quarter of 2002, compared to $7.7 million, or 89% of total revenue during the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, cost of goods sold also decreased from 89% to 82% as a percentage of sales. This correlates to gross margins of 19% and 11% for the three months ended September 30, 2002 and 2001, respectively, and 18% and 11% for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cost of goods sold as a percentage of total revenue was largely a result of an increase in our commission-based revenue as a percentage of total revenue and operational efficiencies gained in our direct business.

        Gross profits for our direct operations improved to $2.3 million, or 11% of direct revenue, from $375,000, or 5% of direct revenue, for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, gross profits for our direct operations improved to $4.3 million, or gross margins of 10%, from $1.4 million, or gross margins of 6%, respectively. Our commission operations generated gross profits of $2.3 million (79% margins) and $625,000 (71% margins) for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, our commission operations generated gross profits of $5.2 million (77% margins) and $1.4 million (67% margins), respectively.

  Operating expenses

        Sales and marketing.    Sales and marketing expenses were $2.1 million and $1.2 million, representing 9% and 14% of total revenue, for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, sales and marketing expenses were $4.6 million or 9% of total revenue and $4.4 million or 17% of total revenue, respectively. Declines in marketing expenses as a percentage of total revenue in comparison to the prior year period reflects an effort by our management to focus advertising expenditures on campaigns that it believes are the most cost-effective to increase net sales (such as targeted online advertising through various Web portals and our Affiliates Program), as well as negotiating reduced rates charged to us for online marketing. We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar agreements that we may enter into in the future.

        General and administrative.    General and administrative expenses were $2.4 million for each of the three months ended September 30, 2002 and 2001, representing 10% and 27% of total revenue for the corresponding periods. For the nine months ended September 30, 2002 and 2001, general and administrative expenses totaled $7.4 million or 15% of total revenue and $6.7 million or 26% of total revenue, respectively. The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable to additional infrastructure and personnel costs.

        Amortization of goodwill.    Effective January 2002, we adopted SFAS No. 142, which requires that goodwill no longer be amortized. Hence we did not record any goodwill amortization during the nine months ended September 30, 2002. During 2001, $759,000 and $2.3 million were recorded as amortization of goodwill for the three and nine months ended September 30, respectively. Goodwill resulted from the acquisition of Gear.com in November 2000.

        Amortization of stock-based compensation.    Amortization of stock-based compensation was approximately $674,000 and $145,000 for the three months ended September 30, 2002 and 2001, respectively, and $2.3 million and $325,000 for the nine months ended September 30, 2002 and 2001, respectively. We attribute these increases primarily to amortization of non-cash deferred stock-based compensation recognized relating to options grants during the respective periods. We expect amortization of stock-based compensation in future periods to remain at high levels compared with historic periods due to increased stock option activity, including stock option grants, during the fourth quarter of 2001 and the first quarter of 2002 that resulted in the recording of significant unearned stock-based compensation.

  Other income (expense), net

        Other income (expense), net for the quarter ended September 30, 2002 resulted in the recognition of income of $63,000 versus expense of $2,000 during the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001, other income (expense), net, amounted to an expense of $378,000 and income of $19,000, respectively. The net expense in the current year was attributable to a one-time $439,000 charge that the company recorded in the second quarter of 2002 for fees paid on behalf of the selling shareholder as part of the initial public offering.

Recent Accounting Pronouncements

        The Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Seasonality

        Financial results for Internet retailers are generally seasonal. Based upon the Company's historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect the Company's results of operations in the future. The following table reflects the Company's revenues for the first three quarters in 2002 and for each quarter in 2001 and 2000 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002	$12,067	$14,380	$23,808	$—
2001	9,578	7,407	8,744	14,274
2000	2,257	3,795	4,339	15,132

Liquidity and Capital Resources

        Since inception, we have financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Our cash and cash equivalents balance was $7.3 million and $3.7 million at September 30, 2002 and December 31, 2002, respectively. At September 30, 2002, we also had marketable securities of $17.2 million.

        Our operating activities resulted in net cash outflows of $6.0 million and $11.7 million for the nine months ended September 30, 2002 and 2001, respectively. The primary use of cash and cash equivalents during the nine months ended September 30, 2002 was to fund our normal operations, including net losses, changes in accounts receivable, inventories, prepaid assets and accrued liabilities.

        Cash used in investing activities included expenditures for property and equipment and investments in marketable securities. During the nine months ended September 30, 2002 and 2001 cash used in investing activities amounted to $18.3 million and $1.4 million, respectively.

        Net cash provided by financing activities during the nine months ended September 30, 2002 was $28.0 million, consisting primarily of proceeds of $26.1 million from our initial public offering in May 2002 and the issuance of $6.6 million preferred stock in March 2002, offset by the repayment of $4.5 million of notes payable and repayments of capital leases of $210,000. Net cash provided by financing activities during the nine months ended September 30, 2001 was $6.0 million, primarily from the issuance of common stock and redeemable common stock of $6.2 million, offset by repayments of capital leases of $183,000.

        On March 4, 2002, we sold 958,612 shares of our Series A redeemable, convertible, preferred stock at $6.89 per share for $6.6 million, net of issuance costs. As the fair value of the common stock to be received upon conversion of the preferred stock was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in a non-cash charge of approximately $6.6 million which was recorded in the first quarter of 2002. This non-cash charge was recorded as a deemed dividend, of which $3.7 million is attributable to shares sold to the following related parties; John J. Byrne Jr., a former director of Overstock; Contex Limited, an entity controlled by Mark Byrne, a brother of Patrick M. Byrne; Haverford Internet LLC, an entity controlled by Patrick M. Byrne; The Gordon S. Macklin Family Trust, a trust controlled by a director of Overstock; and Rope Ferry Associates, Ltd., an entity owned by John J. Byrne III and Dorothy M. Byrne, the brother and mother of Patrick M. Byrne. The remaining purchasers of our Series A preferred stock are unrelated parties that are friends and acquaintances of our officers and directors.

        Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of September 30, 2002 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period
(in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	210	146	64	—	—
Operating leases	3,621	1,051	2,167	302	101

Total contractual cash obligations	$3,831	$1,197	$2,231	$302	$101

Amounts of Commitment Expiration Per Period
(in thousands)

Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of credit	$—	$—	$—	$—	$—
Redeemable common stock	4,857	2,112	—	2,745	—

Total commercial commitments	$4,857	$2,112	$—	$2,745	$—

        The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

        We believe that the cash and marketable securities currently on hand will be sufficient to continue operations for at least the next twelve months. While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Factors that May Affect Future Results."

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

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $12.6 million and $11.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002, and December 31, 2001, our accumulated deficit was $56.7 million and $44.1 million respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

        We will continue to incur significant operating expenses and capital expenditures as we:

  •
  enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  expand our customer service capabilities to better serve our customers' needs;

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

        Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business.As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the risk factors described in this report, additional factors that could cause our quarterly operating results to fluctuate include:

  •
  increases in the cost of advertising;

  •
  our inability to retain existing customers or encourage repeat purchases;

  •
  difficulties developing our B2B operations;

  •
  the existence or absence of one or more warehouse sales;

  •
  price competition that results in lower profit margins or losses;

  •
  the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

  •
  the amount and timing of our purchases of inventory;

  •
  our inability to manage distribution operations or provide adequate levels of customer service;

  •
  our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

  •
  the extent to which our existing and future marketing agreements are successful; and

  •
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

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President, Chief Executive Officer and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service could harm our business, prospects, financial condition and results of operations. We do not have long-term employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

Our operating results may fluctuate depending on the season, and such fluctuations may affect our stock price.

        We expect to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we may increase our inventories substantially in anticipation of holiday season shopping activity, which may have a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

We depend on our relationships with third parties for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

        During 2002 we had commission-based relationships with approximately 165 third parties whose products we offer for sale on our Websites. During 2002, these products accounted for approximately 75% of the products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties' products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new commission-based relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

We are partially dependent on third parties to fulfill a number of our customer service and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

        In our commission business we rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties' products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock brand could suffer.

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

        Our long-term strategic plan involves expansion into the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. and possible expansion into additional markets. We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. which we have limited success in managing. To date, we have expended significant financial and management resources developing our B2B operations, and have recently increased substantially the number of people we have dedicated to servicing Safeway, Inc. Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation. Furthermore, the exclusivity provisions of our Safeway agreement prevents us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories may adversely affect our ability to grow and expand our B2B business. In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand. We may expand the number of categories of products we carry on our website, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

        Our B2B Website competes with liquidation "brokers" and retailers and online marketplaces such as eBay, Inc.

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

If the products that we offer on our Websites do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because the products that we sell typically consist of manufacturers' and retailers' excess inventory, we have limited control over the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, results of operations and financial condition.

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

        Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors' could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Websites to protect their intellectual property rights, including their domain names, could impair our operations. These failures could harm our business, results of operations and financial condition.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

        To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our Websites and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing Websites and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers' orders and payments could harm our business, prospects, financial condition and results of operations.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us in prior offerings may be entitled to rescind their purchases.

        Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $4.9 million at September 30, 2002.

We face risks relating to our inventory.

        We directly purchase some of the merchandise that we sell on our Websites. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly. These risks are especially significant because some of the merchandise we sell at our Websites are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because we sometimes make unusually large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase.

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

We may be liable if third parties misappropriate our customers' personal information.

        If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

        We have filed trademark applications with Patent and Trademark Office seeking registration of certain service marks or trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our business.

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

  •
  possible disruptions, computer viruses or other damage to the Internet servers or to users' computers; and

  •
  excessive governmental regulation.

Customers may be unwilling to use the Internet to purchase goods.

        Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. The failure of the Internet to develop into an effective commercial tool would seriously damage our future operations. E-commerce is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

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

        We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross margin. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

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

        We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Bills proposed in Congress would extend online privacy protections to adults. Moreover, proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. We could become a party to a similar enforcement proceeding. These data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts.

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

        Our directors, executive officers and holders of 5% or more of our outstanding common stock beneficially own approximately 53% of our outstanding common stock as of September 30, 2002, including exercisable warrants and stock options. High Plains Investments, LLC, an entity controlled by Patrick M. Byrne, our President and Chief Executive Officer, beneficially owns approximately 37% of our outstanding common stock. These stockholders, acting together, and High Plains Investments, LLC, acting alone, are able to significantly influence all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations. This control may delay, deter or prevent a third party from acquiring or merging with us, which in turn could reduce the market price of our common stock.

Expiration of Lock-up Agreements.

        Certain of our shareholders signed lock-up agreements as part of our initial public offering. These lock-up agreements prohibited those shareholders from selling our common stock for one-hundred eighty days from the effective date of our initial public offering. These lock-up agreements expire on November 26, 2002 at which time 9,601,088 of our shares will no longer be subject to this lock-up restriction.

Our stock price may be volatile and you may lose all or a part of your investment.

        Our common stock has been publicly traded only since May 30, 2002. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, our stock price may decline. Among the factors that could affect our stock price are as follows:

  •
  changes in securities analysts' recommendations or estimates of our financial performance or publication of research reports by analysts;

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

        In addition, the stock markets have experienced significant price and trading volume fluctuations. These broad market fluctuations may adversely affect the trading price of our common stock. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

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

        At September 30, 2002, we had $24.5 million in cash and marketable securities. At that same date we had no notes payable. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

  Interest Rate Risk

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalents and marketable securities are designated as trading securities and, accordingly, are presented at fair value on our balance sheets. We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

        Based on their evaluation of the company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business. Our operations are subject to federal, state and local laws and regulations.

        In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. The complaint seeks damages in an unspecified amount and injunctive relief. Although we believe we have defenses to the allegations and intend to pursue them vigorously, the Microsoft lawsuit is in its early stages, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On May 29, 2002, a Registration Statement on Form S-1 (Commission File No. 333-83728) relating to our initial public offering was declared effective by the Securities and Exchange Commission. The net proceeds to us from the offering were approximately $26.1 million after deducting underwriting discounts and commissions and other expenses related to the offering. During the quarter ended September 30, 2002, we used approximately $4.5 million of such funds for inventory purchases, $800,000 for marketing efforts and $450,000 in capital expenditures.

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

        During the quarter ended September 30, 2002, no shares of our common stock were sold. Additionally, during the same quarter, options to purchase 18,000 shares of our common stock were granted to employees subject to the Form S-8 we filed on July 6, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        Director Resignations

        On October 23, 2002 the Chairman of the Board of Directors accepted the resignations of three members of the Company's Board of Directors, and the Company issued a press release announcing those resignations. John J. Byrne, who is the father of Patrick M. Byrne (who is the President, Chief Executive Officer and Chairman of the Board of Directors of the Company), Jason C. Lindsey, who is the Chief Financial Officer of the Company, and John B. Pettway, who concurrently resigned as Secretary of the Company, each resigned from the Board, as a result of which the Company's Board of Directors is now composed of a majority of independent directors. None of the resignations was due to any disagreement on any matter relating to the Company's operations, policies or practices. The Company's Board now consists of:

  •
  Patrick M. Byrne, President and Chief Executive Officer of the Company;

  •
  Gordon S. Macklin, former Chairman of Hambrecht and Quist Group and former President of the NASD;

  •
  John A. Fisher, Managing Director of Fisher & Co. LLC; and

  •
  Allison H. Abraham, former President of LifeMinders Inc. and former Chief Operating Officer of iVillage Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number	Description of Document
3.1[a]	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3.2[a]	Amended and Restated Bylaws of the Registrant currently in effect.
4.1[b]	Form of specimen certificate for Overstock.com, Inc.'s common stock.
4.2[b]	Investor Rights Agreement, dated March 4, 2002.
10.1[b]	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2[b]	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3[b]	2001 Stock Purchase Plan and form of agreements thereunder.
10.4[b]	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.
10.5[b]	2002 Stock Option Plan, as amended, and form of agreements thereunder.
10.6[b]	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7[b]	Form of Guaranty of Credit agreement entered into by John J. Byrne, John J. Byrne III, Patrick M. Byrne, J. Gregory Hale, and Cirque Property LC in connection with the Norwich Associates, LC $7.0 million line of credit established on September 17, 2001.
10.8[b]	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C.
10.9[b]	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C.
10.10[b]	First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C.
10.11[b]	Lease Agreement, as amended, between 2855 E. Cottonwood Parkway, L.C., and Discountsdirect, dated December 21, 1998.
10.12[b]	Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000.
10.13[b]	Severance Package Agreement with Douglas Greene dated June 17, 1999.
10.14[b]	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002.
10.15[b]†	Strategic Alliance and Product Sales Agreement dated February 26, 2002 between Overstock.com, Inc. and Safeway, Inc.
10.16[b]	Irrevocable Letter of Credit dated August 24, 2001 from Wells Fargo Bank, N.A. for the account of Patrick M. Byrne in favor of Wells Fargo Merchant Services, LLC.
10.17[b]	Lease Termination Agreement dated March 27, 2002 by and between Overstock.com, Inc. and 2855 E. Cottonwood Parkway, L.C.
10.18[b]	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene.
10.19[b]	Registration and Expenses Agreement dated May 3, 2002 among Overstock.com, Inc. and Amazon.com NV Investment Holdings, Inc.
10.20[b]	Form of Warrant to purchase Overstock.com, Inc. common stock
10.21[b]	Form of Series A Preferred Stock Purchase Agreement dated March 4, 2002 among Overstock.com, Inc., The Gordon S. Macklin Family Trust, Haverford Internet, LLC, John J. Byrne Jr., and twelve other purchasers of Series A Preferred Stock.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

a
Incorporated by reference to exhibits of the same number filed with the Registrant's Form 10-Q (File No. 000-49799), filed on August 13, 2002.

b
Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-83728), which became effective on May, 29, 2002.

†
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

(b)  Reports on Form 8-K

        We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM
/s/ JASON C. LINDSEY Jason C. Lindsey Chief Financial Officer

Dated: November 13, 2002

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Patrick M. Byrne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overstock.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ Patrick M. Byrne Name: Patrick M. Byrne Title: Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Jason C. Lindsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Overstock.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  d)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  e)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  f)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  c)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  d)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: November 13, 2002

By: /s/ Jason C. Lindsey Name: Jason C. Lindsey Title: Chief Financial Officer