Form 10-K
period 2002-12-31
OVERSTOCK COM INC
filed 2003-02-21
CIK 1130713

Use these links to rapidly review the document
INDEX
FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-49799

OVERSTOCK.COM, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	87-0634302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

6322 South 3000 East, Suite 100
Salt Lake City, Utah 84121
(Address of Principal Executive Offices including Zip Code)

(801) 947-3100
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.0001 par value (title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the registrant as of February 18, 2003, was approximately $150 million based upon the last sales price reported for such date on The NASDAQ Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of February 18, 2003 there were 16,328,452 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K

        Overstock.com, Overstockb2b.com and Worldstock.com are trademarks of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc.

        Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

  •
  the anticipated benefits and risks of our commission-based third party relationships, business relationships and acquisitions;

  •
  our ability to attract certain retail and business customers;

  •
  the anticipated benefits and risks associated with our business strategy;

  •
  our future operating results and the future value of our common stock;

  •
  the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

  •
  potential government regulation;

  •
  our future capital requirements and our ability to satisfy our capital needs;

  •
  the anticipated addition of key personnel;

  •
  possible expansion into international markets;

  •
  the potential for additional issuances of our securities;

  •
  the continuation of warehouse store sales;

  •
  our plans to devote substantial resources to our sales and marketing teams;

  •
  our belief that our current investors will continue to support the business if and when cash needs arise;

  •
  the possibility of future acquisitions of businesses, products or technologies;

  •
  our belief that we can continue to attract customers in a cost-efficient manner;

  •
  our strategy to develop strategic business relationships with additional wholesalers and distributors;

  •
  our belief that current or future litigation will likely not have a material adverse effect on our business;

  •
  our belief that certain of our stockholders are unlikely to exercise any rights of recission or certain other remedies that they may possess;

  •
  the anticipated anti-takeover effects of certain provisions of our charter documents;

  •
  the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

  •
  possible technological improvements to existing inventory management systems, distribution and order fulfillment, network infrastructure and website features;

  •
  our ability to meet customer service needs;

  •
  our belief that manufacturers will recognize us as an efficient liquidation solution; and

  •
  our ability to improve our customer acquisition costs.

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K, including those described in Item 1 under the caption "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1. BUSINESS

        The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We are an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. Our merchandise offerings include bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories. We offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We typically offer approximately 5,000 non-media products and over 100,000 media products (books, CDs, DVDs, video cassettes and video games) in seven departments on our Websites, www.overstock.com, www.overstockb2b.com and www.worldstock.com. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out.

        Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. Overstock utilizes the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise.

        We have a "direct" business, in which we buy and take possession of excess inventory for resale. We also have our "commission" business, in which we receive a commission for selling other parties' excess inventory on our Websites. We currently have commission-based relationships with approximately 150 third parties that post over 4,000 products on our Websites. For both our direct and commission models we have a consumer and a business-to-business ("B2B") sales channel. Therefore, our business consists of four combinations of these components: direct consumer, direct B2B, commission consumer and commission B2B.

Industry Overview

        Manufacturers and retailers traditionally hold inventory to buffer against uncertain demand within their normal, "inline" sales channels. Inline sales channels are manufacturers' primary distribution channels, which are characterized by regularly placed orders by established retailers at or near wholesale prices. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including:

  •
  dominant retailers insist on just-in-time deliveries from manufacturers;

  •
  dominant retailers often demand to cancel orders mid-production and return unsold merchandise;

  •
  style, color or model changes can quickly turn inventory into closeout merchandise;

  •
  incorrect estimates of consumer demand which can lead to overproduction; and

  •
  changes in a retailer's financial situation or strategy results in cancelled orders.

        The disposal of excess, or overstock, inventory represents a substantial burden for many manufacturers, especially those who produce high-quality branded merchandise. Manufacturers seek to avoid liquidating through traditional retail channels where the manufacturer's discounted products may be sold alongside other full-price products. This can result in weaker pricing and decreased brand strength, and is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels provide manufacturers limited control of distribution and are, we believe, unreliable and expensive to manage when compared with their inline channels.

        Despite the challenges encountered by manufacturers in the liquidation market, the proliferation of outlet malls, wholesale clubs and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise. However, consumers face several difficulties in shopping for closeout and overstock merchandise. For example, many traditional merchandise liquidation outlets are located in remote locations and have limited shopping hours, which we believe makes shopping burdensome and infrequent for many consumers. In addition, the space available in a traditional merchandise liquidation outlet constrains the number of products that a traditional merchandise liquidation outlet can offer at any given time.

        However, we believe that the market for online liquidation is still early in its development and is characterized by only a limited number of competitors, some of which utilize an auction model to price their goods. Furthermore, we believe that there are no dominant companies in the online liquidation market, and many of the companies that do offer overstock or liquidation merchandise are focused on single product lines.

        Lastly, small retailers are under competitive pressure from large national retailers. Small retailers generally do not have purchasing leverage with manufacturers; consequently, they are more likely to pay full wholesale prices and are more likely to receive inferior service. We believe that small retailers generally do not have access to the liquidation market because liquidation wholesalers are most often interested in liquidating large volumes of merchandise, rather than the small quantities appropriate for small, local retailers.

The Overstock Solution

        Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. We believe we are unlike other online liquidators because we focus on multiple product lines, offer a single price (as opposed to an auction format), and serve both businesses and consumers.

        Overstock's platform consists of four business components. We have a "direct" business, in which we buy and take possession of excess inventory for resale. We also have a "commission" business, in which we allow holders of excess inventory to post products electronically on our Websites, where their appearance is indistinguishable from our direct products. In such commission-based arrangements, Overstock processes the sale, while order fulfillment is performed by third parties. We receive a commission for products of third parties sold through our Websites. For both our direct and commission models we have a consumer and B2B sales channel. Therefore, our business consists of four components: direct consumer, direct B2B, commission consumer and commission B2B. Additionally, we operate a small store located in our warehouse in Salt Lake City.

        Overstock provides manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Key advantages for manufacturers liquidating their excess inventory through Overstock include:

  •
  Resolution of channel conflict.  Channel conflicts arise when a manufacturer's excess inventory is sold through the same channel as their other product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer's other product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using Overstock, manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their other products.

  •
  Single point of distribution.  Manufacturers often use multiple liquidation sources to clear their excess inventory. Multiple sources create additional logistics issues that they would rather avoid. By using Overstock, manufacturers have a single source for the distribution of excess inventory.

  •
  Improved control of distribution.  By using Overstock, manufacturers can monitor what kind of customer, whether individual consumer or small retailer, ultimately purchases their merchandise. In addition, a manufacturer can request that its products be offered in only one of our sales channels in order to avoid sales channel pollution.

  •
  Improved transaction experience.  By having a reliable inventory clearing channel, manufacturers are able to more quickly and easily dispense of their excess merchandise.

        Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

  •
  High quality and broad product selection.  Most of the merchandise offered on our Websites is from well-known, brand-name manufacturers. We typically have approximately 5,000 non-media products and over 100,000 media products (books, CDs, DVDs, video cassettes and video games) in seven departments.

  •
  Convenient access on a secure site.  Our customers are able to access and purchase our products 24 hours a day from the convenience of their home or office. Further, we do not sell any personal information about our customer base to third parties.

  •
  Responsive customer service and positive shopping experience.  Our team of 90 to 150 customer service representatives (which includes employees and temporary staff) assists customers by telephone and email. The average wait time for customer phone inquiries is 60 seconds, and our customer service staff responds to 86% of its emails within 24 hours. For our consumer business, we include a return shipment label in our customer's shipment to facilitate product returns and, subject to certain conditions, we allow customers up to 15 days to return purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

        We also offer small businesses and retailers a compelling method for obtaining products for resale. We believe that small businesses and retailers can secure lower prices and better service through us than they typically receive from manufacturers or other distributors. We believe we are able to offer these advantages because, unlike many small businesses and retailers, we have the ability to access the liquidation market to buy merchandise in bulk quantities for which we often receive volume-based price discounts. Accordingly, we have designed our shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of small bulk loads to our small business customers.

Business Strategy

        Our objective is to leverage the Internet to become the dominant closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values. We are pursuing this objective through the following key strategies:

  •
  Establish strong relationships with manufacturers.  With the growth in the scale of our operations, we believe we are becoming an efficient liquidation channel for manufacturers and distributors. With scale comes the ability to buy in size, and we believe manufacturers appreciate our ability to liquidate their products without disturbing their traditional channels. Generally, manufacturers do not want their product offerings sold as heavily discounted, closeout products in brick-and-mortar retailers, as is common today. We believe that as manufacturers learn of our capabilities, they will increasingly recognize the attractiveness of Overstock as an efficient liquidation solution.

  •
  Optimize inventory management through the use of technology.  Our merchandise buyers are supported by proprietary software that provides nearly instantaneous information on product sales, margins and inventory levels. This technology enables us to make informed decisions and quickly change prices in an effort to maximize sales volume, gross profits and return on inventory capital.

  •
  Optimize marketing initiatives through the use of technology.  Our marketing team is supported by proprietary software that enhances the level of service provided to our customers and takes advantage of the unique characteristics of online distribution. Our software provides us immediate feedback on the effectiveness of various marketing campaigns, allowing us to optimize our marketing expenditures. We have begun increasing the personalization of our Websites to each individual customer in order to enhance their shopping experience.

  •
  Maintain low customer acquisition costs.  We believe that by focusing the vast majority of our marketing budget on targeted online campaigns such as banner ad and email campaigns, the results of which we are able to quantify, we will further reduce our per customer acquisition costs.

  •
  Aggressively grow our B2B business.  We believe we offer our B2B customers a compelling opportunity for purchasing bulk inventory online at low prices with high-quality service. We are discovering that the small retail market is underserved by existing liquidators and we are quickly working to take advantage of this significant opportunity. We have a dedicated B2B Website, as well as a dedicated B2B sales team, whose sole purpose is to further develop this business. We have grown the sales team from 5 members as of December 31, 2001, to 18 members as of December 31, 2002.

  •
  Provide responsive customer service.  Overstock maintains the infrastructure necessary to process and fulfill orders on an accurate, timely and reliable basis. We operate a 354,255 square foot leased warehouse in Salt Lake City, Utah to help ensure the highest level of customer service. We strive to improve our product offerings, the look and feel of our Websites and the quality of our customers' shopping experience.

Key Relationships

        Manufacturer, Supplier and Distribution Relationships.    It is difficult to establish closeout buying relationships with manufacturers. Trust and experience gained through past interactions are important. We believe our business model reduces the risk to the manufacturer that its discounted products are sold alongside its full-priced products. Our supplier relationships provide us with recognized, brand-name products. The table below identifies, for each of our product departments, the four brand names that generate the largest revenues in each department.

AOL Time Warner Bissell Blueridge Home Fashions Cuisinart Fuji Helly Hanson Hewlett-Packard Kelty Kenneth Cole Krups	M. Tiffany Mai Marin Marmott Movado Nicole Miller Novica Oriental Weavers Panasonic Philips	Ralph Lauren Random House RCA Samsonite Seiko Simon & Schuster Sony Vera Wang

        To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our manufacturer and supplier relationships are based on historical experience with manufacturers and liquidation wholesalers and do not obligate or entitle us to receive merchandise on a long-term or short-term basis. In our direct business, we purchase the products from manufacturers or liquidation wholesalers using standard purchase orders. Generally, suppliers do not control any of the terms under which products are sold over our Websites.

        In addition, we have an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. Safeway Inc. accounted for approximately $14.6 million, or approximately 15.9%, of our total revenues for the fiscal year ended December 31, 2002. Currently, we are supplying certain stores in the western and midwestern regions of the United States. During the term of our agreement with Safeway, we are prevented from selling the same or similar goods to any store that has more than 400 retail stores in the following categories: drug, mass merchandising, grocery, club or warehouse. We hope this relationship will expand to include more merchandise within more stores. In the future, we hope to develop similar relationships with other retailers.

        Commission business.    We currently have commission-based relationships with approximately 150 third parties that post approximately 4,000 products on our Websites. These third parties, whether retailers, catalogers or manufacturers, have their own fulfillment capabilities and utilize our "discount" channel to liquidate their products without disturbing their own "full-price" distribution channel. As compensation for our services, we receive a commission. As part of this program, we tightly monitor the performance of these third parties, assist them with fulfillment procedures and, when necessary, remove the products of poorly performing third parties from the site. Our commission program has enabled us to increase our product offerings, expand our customer base and earn sales commissions.

        In our commission business, although the third party is the primary obligor under the commission arrangement, we negotiate the price that we will pay to the third party for the cost of the product and its delivery to the customer. We do not take possession of or title to the product or assume inventory risk. However, we set the price posted on our Website. The difference between the price negotiated with the third party and the price for which we sell the product on our Website is our commission.

        For both our direct and commission businesses, suppliers may limit the distribution of their products to consumers or businesses by electing to list their products on the consumer Website or B2B Website or both.

Sales and Marketing

        Historically, we have not focused our marketing efforts on national print and media campaigns. Instead, we have focused primarily on online campaigns that we believe are the most cost-effective means to direct visitors to our Websites.

        B2B.    As of December 31, 2002, we had a dedicated sales force of 18 people who primarily interact with small, regional or local retailers by telephone or through email to alert them to the opportunity they have to purchase merchandise at prices that are below wholesale, and which we believe are often lower than the prices paid by the larger retailers with whom they compete.

        Consumer.    We focus on cost-effective methods to target our consumer audience. Almost all of our advertising budget is spent on online campaigns, such as banner ad and email campaigns, and we are able to monitor and evaluate the results of our online campaigns. We seek to identify and eliminate campaigns that do not meet our expectations.

Products

  Online Products

        Currently, our products are organized into seven different product departments:

Apparel, Shoes & Accessories Books, Movies, CDs & Games Electronics & Computers Home & Garden	Jewelry, Watches & Gifts Sports, Travel & Toys Worldstock

        Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the following product categories are currently within the "Electronics & Computers" department:

Audio & Video Cameras & Optics	Office & Phones Computers & Printers

        Each category has several subcategories that further detail the product contained within. For example, under the "Audio & Video" category, we have the subcategories of "Audio" and "TV&Video" and under the "Audio" subcategory we have the further sub-subcategories of "Car Stereo," "Clock Radios," "D.J. Equipment," "MP3 Players," and "Other Audio."

        Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, a color picture and pricing information.

        The number of total products we offer has grown from less than 100 in 1999, to more than 5,000 non-media products and over 100,000 media products (books, CDs, DVDs, video cassettes and video games) as of December 31, 2002. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product availability.

        Our Worldstock Website, at www.worldstock.com, is our Internet marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

        When customers place orders on our Websites, orders are fulfilled either by a third party on a commission basis or directly from our Salt Lake City, Utah warehouse. We monitor both sources for accurate order fulfillment and timely shipment. We currently charge $2.95 for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

        Returns Policy.    Our returns policy for consumer purchases requires that consumers initiate the return of a product within 15 days of the date we ship the product and we must receive the product within 30 days. Upon receipt of the product, we refund the amount of the order, less a handling fee of $4.95 and the original shipping charges. For returned items from the Computer & Home Office and Electronics & Cameras departments, we charge a 15% restocking fee instead of the $4.95 handling fee. The returns policy for our B2B purchasers depends on the type of item returned. For jewelry items, B2B purchasers must return the purchased items within 14 days of purchase. Non-jewelry products must be returned within 5 days of purchase. Software products must be returned in their original condition, including packaging, documentation, warranty cards, manuals, and accessories, including the product's original factory seal. Defective software products are eligible for exchange only.

        Payment Terms.    As a general policy, we require verification of receipt of payment or credit card authorization before we ship products to consumers or B2B purchasers.

        Direct Fulfillment.    During 2002, we fulfilled approximately 45% of all orders through our leased 354,255 square foot Salt Lake City, Utah warehouse where we store approximately 16,000 products. We operate the warehouse with an automated warehouse management system that tracks the receipt of the inventory items, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Websites relay orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Websites shipment of each order. Customers track the shipping status of their packages through links we provide on our Websites. We guarantee order shipments within two business days of order placement, but most orders ship within one business day. The warehouse team ships between 10,000 and 50,000 orders each week using four overlapping daily shifts. We also process returns of direct merchandise in the Salt Lake City, Utah warehouse. We estimate we could increase our capacity in the warehouse by at least 3-5 times if necessary, through additional staffing on each shift and higher density racking.

        Commission Fulfillment.    During 2002, approximately 55% of our orders were for inventory owned and shipped by third parties who pay us a commission for the sale of their products on our Websites. We currently manage approximately 150 entities that collect their orders through our Websites. These third parties perform essentially the same operations as our core warehouse: order picking, shipping, and reverse logistics processing. These third parties relay shipment confirmations to our Websites, where customers can review shipping and tracking information. From a customer's point of view, shipping from our warehouse or from the warehouse of one of these third parties is indistinguishable.

Customer Service

        We are committed to superior customer service. We staff our customer service department with dedicated professionals who respond to phone and email inquiries on products, ordering, shipping status, and returns. Our customer service staff process 5,000 to 20,000 calls per week. The same staff processes 15,000 to 35,000 email messages each week, with less than a 24-hour turnaround time. We use automated email and phone systems to route traffic to appropriate customer service representatives.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Genuity Inc., Qwest Communications International, Inc. and SAVIS, Inc. to obtain connectivity to the Internet over four DS-3 lines. We currently store our data on an Oracle database running on Hewlett-Packard "N Class' computer hardware, which is backed up by a high-speed redundant EMC Corporation storage system. Currently, we use twenty-six Dell PowerEdge servers for our Websites, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. During the 2002 holiday shopping season, our Internet systems operated at 30% of their capacity. In addition, we have installed 12 Web servers and implemented "relief valve" functionality with technology provided by Akamai Technologies, Inc. to off-load transactions during extreme loads.

        We are currently enhancing the reporting capabilities of our Websites to improve our understanding of our customers' needs and site behavior. Our Internet systems include redundant hardware on mission critical components and are located in our Salt Lake City, Utah facility.

Competition

        The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new Websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

  •
  price;

  •
  product quality and selection;

  •
  shopping convenience;

  •
  customer service; and

  •
  brand recognition.

        Our liquidation services compete with other online retailers and traditional liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online retailers with discount tabs such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc. and TJX Companies, Inc.

        As the market for online liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies not yet operating online. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the services we provide.

        In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than us, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their Website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See "Risk Factors."

Intellectual Property

        We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop substantially similar intellectual property. Although we are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. For example, in February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. The complaint seeks damages in an unspecified amount and injunctive relief. Although we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages. This litigation matter is ongoing and unresolved and could result in settlement arrangements or an unfavorable outcome, including potential statutory damages.

        In addition, in January 2003 we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.

        Third parties have in the past, and may in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees will misappropriate our intellectual property.

        Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See "Risk Factors."

Government Regulation

        All of our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

        Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

        As of December 31, 2002, we had 194 full-time employees, including 49 in customer service, 34 in order fulfillment, 13 in information technology and Web store production, 9 in sales and marketing, 42 in merchandising, 10 in finance, 18 in B2B sales, 6 in business development and 13 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

Risk Factors

        Any investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

Because we have a limited operating history, it is difficult to evaluate our business and future operating results.

        We were originally organized in May 1997 and began posting a list of our merchandise on our Website in August 1998. In March 1999, we launched the first version of our Website through which customers could purchase products. Our limited operating history makes it difficult to evaluate our business and future operating results.

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $14.2 million and $11.6 million for the years ended December 31, 2001 and 2002, respectively. As of December 31, 2001, and 2002, our accumulated deficit was $44.1 million and $55.7 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

        We will continue to incur significant operating expenses and capital expenditures as we:

  •
  enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  expand our customer service capabilities to better serve our customers' needs;

  •
  increase our general and administrative functions to support our operations; and

  •
  increase our sales and marketing activities, including maintaining existing or entering into new online marketing arrangements requiring upfront payments.

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

  •
  the success of our warehouse store sales; and

  •
  the mix between direct revenue versus commission revenue.

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

In order to obtain future revenue growth and achieve and sustain profitability we will have to attract customers on cost-effective terms.

        Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites. We expect to rely on these relationships as significant sources of traffic to our Websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our existing online marketing agreements require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner.

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

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President, Chief Executive Officer and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have long-term employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

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

        During 2002, we had commission-based relationships with approximately 150 third parties whose products we offer for sale on our Websites. At December 31, 2002, these products accounted for approximately 67% of the products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties' products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new commission-based relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

        We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights. For example, in February 2002, Microsoft Corporation filed a complaint against us alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. This litigation matter is ongoing and unresolved. These and future claims could result in increased costs of doing business through legal expenses, adverse judgment or settlement or require us to change our business practices in expensive ways. In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

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

        Our long-term strategic plan involves expansion into the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. and possible expansion into additional markets. We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. To date, we have expended significant financial and management resources developing our B2B operations. Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation. Furthermore, the exclusivity provisions of our Safeway agreement prevents us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories, which may adversely affect our ability to grow and expand our B2B business. In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand. We may expand the number of categories of products we carry on our website, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

  •
  traditional retailers and liquidators, such as Ross Stores, Inc., Walmart Stores, Inc. and TJX Companies, Inc.; and

  •
  online retailers and marketplaces such as Amazon.com, Inc., Buy.com, Inc. and eBay, Inc., which have discount departments.

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

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases.

        Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $4.4 million at December 31, 2002.

We face risks relating to our inventory.

        We directly purchase some of the merchandise that we sell on our Websites. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly. These risks are especially significant because some of the merchandise we sell at our Websites are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase.

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

        In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. The complaint seeks damages in an unspecified amount and injunctive relief. Although we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages. Although this litigation matter is ongoing and unresolved it could result in settlement arrangements or an unfavorable outcome, including potential statutory damages.

        In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR. Resolving this and any other litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business.

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

ITEM 2. PROPERTIES

        We lease 22,000 square feet of office space for our corporate headquarters and customer service operations in Salt Lake City, Utah, and we lease a 354,255 square foot warehouse and distribution facility also in Salt Lake City, Utah. We believe these facilities will be sufficient for our needs for at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, results of operations and financial condition.

        In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. The complaint seeks damages in an unspecified amount and injunctive relief. Although we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages. Although this litigation matter is ongoing and unresolved it could result in settlement arrangements or an unfavorable outcome, including potential statutory damages.

        In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "OSTK." Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the Nasdaq National Market since May 30, 2002.

	Common Stock Price
	High	Low
Year Ended December 31, 2002
Second Quarter (from May 30, 2002)	$14.60	$12.25
Third Quarter	14.55	5.40
Fourth Quarter	15.43	4.41

        As of December 31, 2002, there were approximately 472 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

        We have never declared or paid any cash dividends on shares of our non-redeemable common stock. We currently intend to retain our earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant.

        On May 29, 2002, a Registration Statement on Form S-1 (Commission File No. 333-83728) relating to our initial public offering was declared effective by the SEC. The net proceeds to us from the offering were approximately $26.1 million after deducting underwriting discounts and commissions and other expenses related to the offering. During the quarter ended December 31, 2002, we used approximately $20.25 million of such funds for inventory purchases. On February 12, 2003, a Registration Statement on Form S-1 (Commission File No. 333-102763) relating to a follow-on public offering was declared effective by the SEC. The net proceeds to us from the offering were approximately $24.1 million after deducting underwriting discounts and commissions and other expenses related to the offering.

        We have used and intend to continue to use the net proceeds of our public offerings for working capital and general corporate purposes, including the expansion of our marketing and sales activity, capital expenditures and inventory purchases. The amounts and timing of our actual expenditures for each of these purposes may vary significantly depending upon numerous factors, including the amount of cash generated or used by our operations, competitive developments, marketing and sales activities and market acceptance of our services, and the rate of growth, if any, of our business. Pending use for these or other purposes, we intend to invest the available proceeds of the offerings in short-term, interest-bearing investment-grade securities.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of December 31, 2001 and 2002 and for each of the three years in the period ended December 31, 2002, are derived from our consolidated financial statements that have been audited, and are included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 1998, 1999 and 2000 and for the years ended December 31, 1998 and 1999, are derived from consolidated financial statements, which have been audited, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Direct revenue	$584	$1,835	$21,762	$35,243	$77,943
Commission revenue	—	—	867	3,965	12,379
Warehouse revenue	—	—	2,894	795	1,462

Total revenue	584	1,835	25,523	40,003	91,784
Cost of goods sold(1)	525	2,029	27,812	34,640	73,441

Gross profit (loss)	59	(194)	(2,289)	5,363	18,343

Operating expenses:
Sales and marketing expenses(2)	340	4,948	11,376	5,784	8,669
General and administrative expenses(2)	1,099	3,230	7,556	9,441	10,825
Amortization of goodwill	—	—	226	3,056	—
Amortization of stock-based compensation	—	—	—	649	2,903

Total operating expenses	1,439	8,178	19,158	18,930	22,397

Operating loss	(1,380)	(8,372)	(21,447)	(13,567)	(4,054)
Interest income	—	52	241	461	403
Interest expense	(55)	(37)	(73)	(729)	(465)
Other income (expense), net	26	—	(33)	29	(444)

Net loss	(1,409)	(8,357)	(21,312)	(13,806)	(4,560)
Deemed dividend related to redeemable common stock	—	(4)	(210)	(404)	(406)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(6,607)

Net loss attributable to common shares	$(1,409)	$(8,361)	$(21,522)	$(14,210)	$(11,573)

Net loss per common share—basic and diluted	$(1.57)	$(4.63)	$(3.63)	$(1.29)	$(0.88)
Weighted average common shares outstanding—basic and diluted	897	1,804	5,922	10,998	13,108

(1) Amounts include stock based compensation of	$—	$—	$—	$78	$373

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$—	$—	$—	$14	$83
General and administrative expenses	—	—	—	635	2,820

	$—	$—	$—	$649	$2,903

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$—	$2,563	$8,348	$3,729	$11,059
Marketable securities	—	—	—	—	21,603
Working capital	(639)	1,253	6,440	3,071	35,679
Total assets	104	5,735	30,401	21,714	63,956
Total indebtedness	300	378	3,591	4,677	182
Redeemable common stock	—	505	4,930	5,284	4,363
Stockholders' equity	(839)	1,835	12,349	5,980	39,271

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We are an online "closeout" retailer offering discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories. Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999.

        Our revenue is comprised of direct revenue, commission revenue and warehouse revenue. During 2002 no single customer accounted for more than 2% of our total revenue other than Safeway, Inc., which accounted for 15.9% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah. We generate business-to-business (B2B) sales when we contact retailers by phone and email and offer them our merchandise below wholesale prices, allowing them an opportunity to be more price-competitive in their local markets. After we establish a relationship with a B2B client, the client sometimes places subsequent orders directly through our B2B Website. Our B2B calling effort began in October 2001, so our historical direct revenue has predominantly been based on individual consumer purchases made directly through our consumer Website. In February 2002, we implemented a policy intended to reduce the number of returned products. This new policy provides that we will not accept product returns initiated more than fifteen days after purchase.

        Our commission revenue is derived from two sources, consumer commission revenue and B2B commission revenue. Consumer commission revenue is generated when we receive commissions for selling the merchandise of other retailers, cataloguers or manufacturers through our consumer Website. We do not own or physically handle the merchandise for these transactions, as the entities with which we have a commission-based, third-party relationship ship the products directly to the end customer. Similar to the manner in which we generate consumer commission revenue, we generate B2B commission revenue when we receive commissions for selling the merchandise of third parties through our B2B Website.

        Our warehouse revenue is derived from sales that liquidate products that cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors. Historically, we held our warehouse sales in various physical locations. We held our first warehouse sale from November 2000 to January 2001, primarily to liquidate residual products from the purchase of the entire inventory of a distressed toy retailer. We initiated a second warehouse sale in February 2002, primarily to liquidate residual products from our acquisition of Gear.com. Currently, we operate a warehouse store in our Salt Lake City warehouse facility for customers to buy certain products directly. Sales from our warehouse store in 2002 accounted for less than 2% of total revenue.

        Cost of goods sold for direct revenue primarily consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. For commission revenue, cost of goods sold includes credit card fees and customer service costs. As commission revenue grows in relation to direct revenue, gross margins improve because third party commissions have higher gross margins than direct revenue. However, B2B gross margins are typically less than individual consumer gross margins. Therefore, future overall gross margins will be impacted by the blend of net revenues from these sales channels. Cost of goods sold also includes related stock-based compensation for each respective period.

        Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities. For example, our advertising expenses totaled approximately $10.8 million, $4.8 million and $7.0 million during the years ended December 31, 2000, 2001 and 2002, respectively. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our online marketing efforts.

        General and administrative expenses consist of wages and benefits for executive, accounting and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

        Amortization of goodwill during 2000 and 2001 resulted from the acquisition of Gear.com, Inc. in November 2000. We acquired Gear.com, an online sporting goods company that was based in Seattle, Washington in November 2000 for 2.1 million shares of our common stock, options to purchase 181,000 shares of our common stock and the assumption of $3.4 million in liabilities. The acquisition of Gear.com was accounted for using the purchase method of accounting, for which we recorded goodwill of approximately $6.2 million. The assets we acquired included cash, inventory, prepaid expenses and property and equipment of $3.5 million, $3.6 million, $495,000 and $787,000, respectively. Following the acquisition date, we directed the traffic from the Gear.com Website to the sporting goods section of the Overstock.com Website, the warehouse operations of Gear.com were closed and the inventory was moved to our warehouse facility in Salt Lake City, Utah. Subsequent to the acquisition date, the operations of Gear.com ceased, and Gear.com was dissolved. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired in a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. Under this pronouncement, the remaining goodwill is not amortized, but is evaluated at least annually for impairment.

        We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. As of December 31, 2002, we had $51.3 million of net operating loss carryforwards, of which $14.4 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability (see Note 18 of Notes to Consolidated Financial Statements).

        Both direct and commission revenue are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future. With the exception of our acquisition of Gear.com, we have achieved our historical growth from internal operations.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances and accrued liabilities, specifically, the reserve for returns and the allowance for obsolete and damaged inventory;

  •
  accounting for income taxes; and

  •
  valuation of long-lived and intangible assets and goodwill.

        Revenue recognition.    We derive our revenue from three sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) commission revenue, which consists of consumer commission revenue and B2B commission revenue from the sale of merchandise owned by third parties; and (iii) warehouse revenue, which consists of sales of residual products from large bulk purchases of inventory. Both direct revenue and commission revenue are recorded net of returns, coupons redeemed by customers, and other discounts. For commission revenue, we only recognize the commission portion of the sale of merchandise owned by third parties, because we are acting as an agent in such transactions. Significant management judgments and estimates must be made and used in connection with determining revenue recognized in any accounting period.

        For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101 "Revenue Recognition" which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Any amounts received prior to when we ship the goods to customers are deferred.

        Reserve for returns and the allowance for obsolete and damaged inventory.    Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The reserve for returns was $465,000 as of December 31, 2002.

        Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $14.0 million, net of allowance for obsolescence or damaged inventory of $1.0 million as of December 31, 2002.

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2002, we have recorded a full valuation allowance of $21.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill.    Effective January 1, 2002, we have adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2000, 2001, or 2002. Net intangible assets, long-lived assets and goodwill amounted to $3.1 million as of December 31, 2002.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2000, 2001 and 2002.

	Year ended December 31,
	2000	2001	2002
	(as a percentage of total revenue)
Direct revenue	85.3%	88.1%	84.9%
Commission revenue	3.4	9.9	13.5
Warehouse revenue	11.3	2.0	1.6

Total revenue	100.0	100.0	100.0
Cost of goods sold(1)	109.0	86.6	80.0

Gross profit (loss)	(9.0)	13.4	20.0

Operating expenses:
Sales and marketing expenses(2)	44.6	14.5	9.4
General and administrative expenses(2)	29.6	23.6	11.8
Amortization of goodwill	0.9	7.6	—
Amortization of stock-based compensation	—	1.6	3.2

Total operating expenses	75.1	47.3	24.4

Operating loss	(84.1)	(33.9)	(4.4)
Interest income	0.9	1.2	0.4
Interest expense	(0.3)	(1.8)	(0.5)
Other income (expense), net	(0.1)	0.1	(0.5)

Net loss	(83.6)%	(34.4)%	(5.0)%

(1) Amounts include stock based compensation of	—%	0.2%	0.4%

(2) Amounts exclude stock based compensation as follows:
Sales and marketing expenses	—%	0.0%	0.1%
General and administrative expenses	—	1.6	3.1

	—%	1.6%	3.2%

Comparison of Years Ended December 31, 2001 and 2002

  Revenue

        Total revenue grew from $40.0 million in 2001, to $91.8 million in 2002, representing growth of 129%. During this same period, direct revenue increased from $35.2 million to $77.9 million or a 121% growth, and commission revenue grew from $4.0 million to $12.4 million representing growth of 212%. Warehouse revenue was $795,000 in 2001 and $1.5 million in 2002, representing growth of 84%. The increase in total revenue was due primarily to an increase in the number of both direct and commission orders and in the average order size. This increase was also a result of the growth of our B2C business due to increased marketing efforts and increased sales to other businesses, including Safeway, Inc. The increase in warehouse revenue from 2001 to 2002 was due primarily to an establishment of a permanent location for our warehouse store at our warehouse facility in July of 2002. For the warehouse sale in 2001, we liquidated part of a large inventory purchase from Toytime.com during January of that year. For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory that occurred during the latter end of the first quarter and the first part of the second quarter of 2002. The gross merchandise sales of goods sold directly by us and on behalf of third parties were $69.3 million in 2001 and $154.5 million in 2002, an increase of 123%.

  Cost of Goods Sold

        Cost of goods sold increased in absolute dollars from $34.6 million to $73.4 million in 2002. This represents a decrease, as a percent of total revenue, from 87% in 2001 to 80% in 2002. The decrease in cost of goods sold as a percentage of total revenue in 2002 compared to 2001 was primarily a result of economies of scale achieved through an increased number of sales transactions and efficiencies in operations. These efficiencies include, but are not limited to, efficiencies in the actual costs paid to suppliers for goods, freight and handling costs, the costs of customer service and returns. The decrease is also attributable to an increase in commission revenue as a percentage of total revenue (from 10% in 2001 to 13% in 2002), as commission revenue has higher gross margins than direct revenue. Cost of goods sold also includes $78,000 and $373,000 of stock-based compensation for the years ended December 31, 2001 and 2002, respectively.

  Operating Expenses

        Sales and marketing.    Sales and marketing expenses increased on an absolute dollar basis from $5.8 million in 2001, to $8.7 million in 2002 primarily as a result of our increased online marketing expenditures, including fixed payment arrangements in connection with online marketing relationships. However, this represents a decrease as a percent of total revenue from 15% to 9%. The decrease in marketing costs as a percentage of total revenue as compared to 2001 reflects an effort by our management to focus advertising expenditures on campaigns that it believes are the most cost-effective to increase net sales, such as targeted online advertising, as well as negotiating reduced rates charged to us for online marketing.

        General and administrative.    General and administrative expenses increased from $9.4 million in 2001, to $10.8 million in 2002 representing 24% and 12% of total revenue, respectively. The increase in absolute dollars was due primarily to new business development and the staffing necessary to manage and support our growth. General and administrative personnel increased from 65 employees at the end of 2001, to 84 employees at the end of 2002. The decrease in general and administrative expense as a percentage of total revenue was a result of economies of scale achieved through increased sales volume and the allocation of general and administrative expenses over a substantially larger revenue base.

        Amortization of goodwill.    Effective January 2002, we adopted SFAS No. 142, which requires that goodwill no longer be amortized. Hence, we did not record any goodwill amortization during fiscal year 2002. During 2001, $3.1 million was recorded as amortization of goodwill for the fiscal year ended December 31, 2001. Goodwill resulted from the acquisition of Gear.com in November 2000.

        Amortization of stock-based compensation.    Amortization of stock-based compensation was approximately $649,000 and $2.9 million in 2001 and 2002, respectively. We attribute this increase primarily to amortization of non-cash deferred stock-based compensation recognized relating to options grants during the respective periods.

        Interest income, interest expense and other income (expense).    Interest income was $461,000 in 2001 compared to $403,000 in 2002. Interest expense decreased from $729,000 in 2001 to $465,000 in 2002, primarily as a result of the reduction in notes payable. Other income (expense) changed from income of $29,000 in 2001 to expense of $444,000 primarily because the company paid $439,000 of selling costs on behalf of the selling shareholder as part of the initial public offering.

        Income taxes.    We incurred net operating losses in 2001 and 2002, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2002, we had $51.3 million of net operating loss carryforwards, of which $14.4 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019.

Comparison of Years Ended December 31, 2000 and 2001

  Revenue

        Total revenue grew from $25.5 million in 2000, to $40.0 million in 2001, representing growth of 57%. During this same period, direct revenue increased from $21.8 million to $35.2 million or a 61% growth, and commission revenue grew from $867,000 to $4.0 million representing growth of 361%. Warehouse revenue was $2.9 million in 2000 and $795,000 in 2001, resulting from a warehouse sale we held from November 2000 to January 2001. The decrease in warehouse revenue from 2000 to 2001 was due to the fact that two months of the warehouse sale occurred in 2000 compared to only one month during 2001. We initiated a second warehouse sale in February 2002, primarily to liquidate residual products from our acquisition of Gear.com. The increase in total revenue was due primarily to an increase in the number of both direct and commission orders and in the average order size. Also, since we began making commission sales in May 2000, there are four additional months of commission revenue in 2001 compared to 2000. The gross merchandise sales of goods sold directly by us and on behalf of third parties were $36.1 million in 2000 and $69.3 million in 2001, an increase of 92%.

  Cost of Goods Sold

        Cost of goods sold increased in absolute dollars from $27.8 million, or 109% of total revenue in 2000, to $34.6 million, or 87% of total revenue in 2001. The decrease in cost of goods sold as a percentage of total revenue in 2001 compared to 2000 was a result of economies of scale achieved through an increased number of sales transactions and efficiencies in operations. These efficiencies include, but are not limited to, efficiencies in the actual costs paid to suppliers for goods, freight and handling costs, the costs of customer service and returns. The decrease is also attributable to an increase in commission revenue as a percentage of total revenue (from 3% in 2000 to 10% in 2001), as commission revenue has higher gross margins than direct revenue. In 2001, cost of goods sold also includes $78,000 of stock-based compensation.

  Operating Expenses

        Sales and marketing.    Sales and marketing expenses decreased from $11.4 million in 2000, to $5.8 million in 2001. The decrease in marketing costs in both absolute dollars and as a percentage of total revenue as compared to 2000 was due to more effective and targeted marketing spending, reduced off-line spending and a decrease in online advertising rates. Sales and marketing expenses were 45% and 15% of total revenue for 2000 and 2001, respectively.

        General and administrative.    General and administrative expenses increased from $7.6 million in 2000, to $9.4 million in 2001 representing 30% and 24% of total revenue, respectively. The increase in absolute dollars was due primarily to new business development and the staffing necessary to manage and support our growth. General and administrative personnel increased from 46 employees at the end of 2000, to 65 employees at the end of 2001. The decrease in general and administrative expense as a percentage of total revenue was a result of economies of scale achieved through increased sales volume and the allocation of general and administrative expenses over a substantially larger revenue base.

        Amortization of goodwill.    Amortization of goodwill increased from $226,000, in 2000, to $3.1 million in 2001. This increase was due to a full year of amortization in 2001, compared to just one month's amortization in 2000. From November 28, 2000, the date of the Gear.com acquisition, to December 2001, $3.3 million of the total goodwill of $6.1 million was amortized. Effective January 2002, under Statement of Financial Accounting Standards (SFAS) No. 142, the remaining goodwill will no longer be amortized but will be evaluated periodically for impairment.

  Other Expenses

        Income taxes.    We incurred net operating losses in 2000 and 2001, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2001, we had $54.4 million of net operating loss carryforwards, of which $18.2 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019.

  Quarterly Results of Operations

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2002, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Direct revenue	$8,282	$6,709	$7,860	$12,392	$10,029	$11,853	$20,759	$35,302
Commission revenue	501	698	884	1,882	1,659	2,230	2,857	5,633
Warehouse revenue	795	—	—	—	379	297	192	594

Total revenue	9,578	7,407	8,744	14,274	12,067	14,380	23,808	41,529
Cost of goods sold(1)	8,549	6,658	7,744	11,689	9,990	11,831	19,238	32,382

Gross profit	1,029	749	1,000	2,585	2,077	2,549	4,570	9,147

Operating expenses:
Sales and marketing expenses(2)	1,413	1,710	1,230	1,431	1,219	1,313	2,083	4,054
General and administrative expenses(2)	2,128	2,170	2,402	2,741	2,802	2,195	2,372	3,456
Amortization of goodwill	774	764	759	759	—	—	—	—
Amortization of stock-based compensation	67	113	145	324	846	806	674	577

Total operating expenses	4,382	4,757	4,536	5,255	4,867	4,314	5,129	8,087

Operating income (loss)	(3,353)	(4,008)	(3,536)	(2,670)	(2,790)	(1,765)	(559)	1,060
Interest income	72	315	26	48	22	49	229	103
Interest expense	(62)	(104)	(278)	(285)	(240)	(208)	(7)	(10)
Other income (expense), net	7	14	(2)	10	1	(442)	63	(66)

Net income (loss)	(3,336)	(3,783)	(3,790)	(2,897)	(3,007)	(2,366)	(274)	1,087
Deemed dividend related to redeemable common stock	(100)	(101)	(101)	(102)	(111)	(106)	(97)	(92)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(6,607)	—	—	—

Net income (loss) attributable to common shares	$(3,436)	$(3,884)	$(3,891)	$(2,999)	$(9,725)	$(2,472)	$(371)	$995

Net income (loss) per common share
-basic	$(0.32)	$(0.35)	$(0.35)	$(0.27)	$(0.87)	$(0.20)	$(0.03)	$0.07
-diluted	$(0.32)	$(0.35)	$(0.35)	$(0.27)	$(0.87)	$(0.20)	$(0.03)	$0.06
Weighted average common shares outstanding
-basic	10,596	11,036	11,172	11,178	11,171	12,280	14,447	14,486
-diluted	10,596	11,036	11,172	11,178	11,171	12,280	14,447	15,696

(1) Amounts include stock based compensation of	$5	$15	$19	$39	$102	$96	$93	$82

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$1	$3	$3	$7	$22	$21	$21	$19
General and administrative expenses	66	110	142	317	824	785	653	558

	$67	$113	$145	$324	$846	$806	$674	$577

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Additional Operating Data(1):
Gross merchandise sales (in thousands)(2)	$15,889	$12,899	$15,634	$24,925	$21,989	$26,505	$38,772	$67,217
Number of orders(3)	151,039	111,520	131,237	222,522	177,339	212,383	290,649	578,839
Number of new B2C customers(4)	98,889	67,981	81,331	136,744	104,989	117,672	163,691	347,578
Average customer acquisition cost(5)	$14.29	$25.15	$15.12	$10.46	$8.68	$9.68	$11.64	$11.20

(1)
The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2002. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above. We believe that gross merchandise sales is a metric widely used in our industry and by making this metric available to investors, we believe investors are able to compare our performance against others in our industry. We believe that investors may use the average customer acquisition cost metric to determine how efficiently we are able to achieve growth, if any. Again, we believe this metric is widely used in our industry, and providing these values to investors enables them to make more meaningful comparisons.

(2)
Gross merchandise sales represents the gross sales price of all sales transactions, including those for which we only record a commission under generally accepted accounting principles, and therefore differs from GAAP revenue. The following table reconciles total revenue to gross merchandise sales (in thousands):

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Total revenue	$9,578	$7,407	$8,744	$14,274	$12,067	$14,380	$23,808	$41,529
Add: Obligations payable to third parties upon sale of third-party merchandise	3,252	3,536	4,300	7,392	7,031	9,474	12,488	21,969
Add: Sales returns and discounts	3,059	1,956	2,590	3,259	2,891	2,651	2,476	3,719

Gross merchandise sales	$15,889	$12,899	$15,634	$24,925	$21,989	$26,505	$38,772	$67,217

(3)
Number of orders represents the number of individual orders for merchandise through our Websites excluding B2B orders.

(4)
Number of new B2C customers represents the number of valid new customer accounts. To establish a valid customer account, a person must provide us with the following information and purchase merchandise on our B2C Website:

•
a unique email address;

•
a unique password; and

•
a verified credit card account number.

(5)
Average customer acquisition cost represents total sales and marketing expense excluding B2B sales force compensation (including salary, bonus, commission and benefits costs) divided by the number of new customers for the period presented.

	Three Months Ended
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(as a percentage of total revenue)
Direct revenue	86.5%	90.6%	89.9%	86.8%	83.2%	82.4%	87.2%	85.0%
Commission revenue	5.2	9.4	10.1	13.2	13.7	15.5	12.0	13.6
Warehouse revenue	8.3	—	—	—	3.1	2.1	0.8	1.4

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold(1)	89.3	89.9	88.6	81.9	82.8	82.3	80.8	78.0

Gross profit	10.7	10.1	11.4	18.1	17.2	17.7	19.2	22.0

Operating expenses:
Sales and marketing expenses(2)	14.8	23.1	14.1	10.0	10.1	9.1	8.7	9.8
General and administrative expenses(2)	22.1	29.3	27.5	19.3	23.2	15.3	10.0	8.3
Amortization of goodwill	8.1	10.3	8.7	5.3	—	—	—	—
Amortization of stock-based compensation	0.7	1.5	1.6	2.2	7.0	5.6	2.8	1.4

Total operating expenses	45.7	64.2	51.9	36.8	40.3	30.0	21.5	19.5

Operating income (loss)	(35.0)	(54.1)	(40.5)	(18.7)	(23.1)	(12.3)	(2.3)	2.5
Interest income	0.8	4.3	0.3	0.3	0.2	0.3	0.9	0.2
Interest expense	(0.6)	(1.4)	(3.2)	(2.0)	(2.0)	(1.4)	0.0	0.0
Other income (expense), net	0.1	0.2	(0.0)	0.1	0.0	(3.1)	0.2	(0.2)

Net income (loss)	(34.7)%	(51.0)%	(43.4)%	(20.3)%	(24.9)%	(16.5)%	(1.2)%	2.5%

(1) Amounts include stock-based compensation of	0.1%	0.2%	0.2%	0.3%	0.8%	0.7%	0.4%	0.2%

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	0.0%	0.0%	0.0%	0.0%	0.2%	0.1%	0.1%	0.1%
General and administrative expenses	0.7	1.5	1.6	2.2	6.8	5.5	2.7	1.3

	0.7%	1.5%	1.6%	2.2%	7.0%	5.6%	2.8%	1.4%

        Our direct revenue and commission revenue have increased in every quarter on a year-over-year basis. The general increase in total revenue is due to the expansion of our customer base as we attracted more visitors to our Websites, as well as repeat purchases from these customers. We have experienced significant seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. Commission revenue increased during the past several quarters due to the implementation and expansion of our commission program. We initiated a warehouse sale in the first quarter of 2002 to liquidate the remaining inventory from the Gear.com acquisition. Current warehouse revenue is received from sales in our warehouse store.

        Cost of goods sold as a percentage of total revenue has generally decreased during the eight quarters ended December 31, 2002, from 89% of total revenue during the first quarter of 2001 to 78% of total revenue during the fourth quarter of 2002. Additionally, cost of goods sold as a percentage of total revenue for each quarter during 2002 was less than each corresponding period in the prior year. This improvement is a result of efficiencies in the cost paid to suppliers for products and the economies of scale resulting from the increased number of sales transactions as well as efficiencies in operations.

        Total operating expenses as a percentage of total revenue have decreased on a year-over-year basis each quarter during 2002 as compared to 2001 as a result of economies of scale achieved through increased sales volume. In the near future, we expect to continue to devote substantial resources to the expansion of our sales and marketing efforts, and expect that total operating expenses may increase in absolute dollars in future periods. These expenses as a percentage of total revenue will vary depending on the level of revenue obtained.

        Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our common stock would likely be materially adversely affected.

Effect of Recent Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under this standard, all goodwill and long-lived intangible assets, including those acquired before initial application of the standard will not be amortized, but will be tested for impairment at least annually. Accordingly, we ceased amortization of goodwill associated with our acquisition of Gear.com in January 2002. We evaluated the $2.8 million of unamortized goodwill during 2002, and determined that no impairment charge should be recorded.

        We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this standard did not have a significant effect on our financial statements.

        The Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. We do not expect the adoption of this standard to have a significant impact on our financial statements.

        The Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. We do not expect the adoption of this standard to have a significant impact on our financial statements.

        The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. We have adopted the disclosure provisions of this statement as of December 31, 2002.

Liquidity and Capital Resources

        Prior to our initial public offering, we financed our activities primarily through a series of private sales of equity securities (which include warrants to purchase our common stock) totaling $43.0 million, promissory notes, lines of credit with related parties and capital equipment leases. During the second quarter of 2002, we closed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Our cash and cash equivalents balance was $3.7 million and $11.1 million at December 31, 2001, and December 31, 2002, respectively. At December 31, 2002, we also had marketable securities of $21.6 million. On February 18, 2003, we closed a follow-on public offering pursuant to which we received approximately $24.1 million in cash, net of underwriting discounts, commissions and other related expenses.

        Our operating activities resulted in net cash outflows of $22.4 million and $10.5 million for the years ended December 31, 2000 and 2001, respectively, and net cash inflows of $2.5 million for the year ended December 31, 2002. Uses of cash during the year ended December 31, 2000 were principally for net losses, as well as changes in accounts receivable, inventory and accounts payable. Uses of cash for the year ended December 31, 2001 were principally for net losses, offset by depreciation and amortization, and changes in inventory, prepaid expenses, accounts payable and accrued liabilities. Net cash inflows from our operating activities in 2002 resulted from increases in our accounts payables and our accrued liabilities which were offset by the funding of our normal operations, including net losses, changes in accounts receivable, inventories and prepaid assets.

        Our investing activities resulted in net cash inflows of $236,000 for the year ended December 31, 2000, that resulted from $3.5 million received in the Gear.com acquisition, offset by $3.3 million in capital asset expenditures. Investing activities for the year ended December 31, 2001 resulted in net cash outflows of $1.7 million for capital and long-term asset expenditures. Investing activities for the year ended December 31, 2002 resulted in net cash outflows of $23.3 million, which was largely used to acquire marketable securities and property and equipment.

        Financing activities provided cash of $27.9 million in the year ended December 31, 2000, primarily related to issuance of common stock for cash of $25.2 million and borrowings of $3.0 million from a bank. For the fiscal year ended December 31, 2001, financing activities provided net cash of $7.5 million principally from the issuance of common stock for cash of $6.3 million and borrowings of $4.5 million from a related party, offset by a $3.0 million repayment of a note payable. For the fiscal year ended December 31, 2002, financing activities provided cash of $28.2 million largely from the issuance of our common stock in our initial public offering and the issuance of our Series A redeemable, convertible, preferred stock, and borrowings from a related party of $1.2 million. This was offset by $5.7 million of repayments of notes payable to related parties.

        On March 4, 2002, we sold 958,612 shares of our Series A redeemable, convertible, preferred stock at $6.89 per share for $6.6 million, net of issuance costs. As the fair value of the common stock received upon conversion of the preferred stock was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in a non-cash charge of approximately $6.6 million recorded in the first quarter of 2002. This non-cash charge was recorded as a deemed dividend, of which $3.7 million was attributable to shares sold to the following related parties; John J. Byrne Jr., the father of Patrick M. Byrne; Contex Limited, an entity controlled by Mark Byrne, a brother of Patrick M. Byrne; Haverford Internet LLC, an entity controlled by Patrick M. Byrne; The Gordon S. Macklin Family Trust, a trust of a director of Overstock; and Rope Ferry Associates, Ltd., an entity owned by John J. Byrne III and Dorothy M. Byrne, the brother and mother of Patrick M. Byrne. The remaining purchasers of our Series A preferred stock were unrelated parties that are friends and acquaintances of our officers and directors.

        On June 4, 2002, we closed our initial public offering, pursuant to which we sold approximately 2.2 million shares of our common stock, and a selling shareholder sold 845,000 shares of our common stock at a price of $13.00 per share. The offering resulted in proceeds to us of approximately $24.9 million, net of $2.0 million of issuance costs. As part of the offering, we granted the underwriter the right to purchase up to 450,000 additional shares within thirty days after the offering to cover over-allotments. On June 27, 2002, the underwriter purchased an additional 101,000 shares of stock for approximately $1.3 million. At the closing of the offering, all issued and outstanding shares of Series A preferred stock were automatically converted into common stock on a one-to-one basis.

        On June 7, 2002, we used approximately $3.0 million of the net proceeds of our initial public offering to repay, in full, all outstanding indebtedness under a line of credit with High Meadows Finance L.C., which matured on June 1, 2002 and bore a per annum interest rate equal to 3.5%, plus the rate of interest announced from time to time by Wells Fargo Bank & Company as its "Prime Rate." High Meadows Finance, L.C. is owned by High Plains Investments, LLC, an entity controlled by Patrick M. Byrne, our president and Chief Executive Officer; John J. Byrne Jr., the father of Patrick M. Byrne; and Cirque Properties, Inc., an entity owned by John J. Byrne, III, the brother of Patrick M. Byrne.

        On February 18, 2003, we closed a follow-on public offering pursuant to which we sold approximately 1.5 million shares of our common stock at a price of $15.00 per share. The offering resulted in proceeds to us of approximately $20.9 million in cash, net of $1.7 million of issuance costs. As part of the offering, we granted the underwriter the right to purchase up to 225,000 additional shares within thirty days after the offering to cover over-allotments. On February 18, 2003, the underwriter purchased the 225,000 additional shares for approximately $3.2 million.

        The following tables summarize our contractual obligations and other commercial commitments as of December 31, 2002, and the effect such obligations and commitments are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital lease obligations	$182	$124	$58	$—	$—
Operating leases	4,440	1,452	2,944	44	—

Total contractual cash obligations	$4,622	$1,576	$3,002	$44	$—

	Amount of Commitment Expiration Per Period (in thousands)
Other Contractual Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Redeemable common stock	$4,363	$1,572	$2,791	$—	$—

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

        In July 2001, Patrick M. Byrne, our President and Chief Executive Officer, who is also a significant beneficial owner of our stock, agreed to personally guarantee our merchant account with a bank. The bank agreed to accept this personal guarantee in lieu of a demand deposit of $1,000,000 with the bank. If Dr. Byrne were to revoke his guarantee, we may be required to post a demand deposit with the bank.

        We believe that the cash currently on hand will be sufficient to continue operations through 2003. While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. However, failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.

        A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of businesses, products or technologies. We have no current plans, agreements or commitments, and are not currently engaged in any negotiations with respect to any such transaction.

        In addition, on February 18, 2003, we closed a follow-on public offering pursuant to which we received approximately $24.1 million in cash, net of underwriting discounts, commissions, and other related expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

        At December 31, 2002, we had $11.1 million in cash and cash equivalents and $21.6 million in marketable securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to identification of directors and officers is incorporated by reference from Overstock's definitive Proxy Statement ("Proxy Statement") for its Annual Meeting of Stockholders to be held on April 29, 2003 under the captions "The Board" and "Executive Officers," respectively.

        The information required by this item with respect to the information required under Item 405 of Regulation S-K is incorporated by reference from the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from the Proxy Statement under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Management and Principal Stockholders."

        The following table provides information as of December 31, 2002 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,533,930	$5.48	890,469
Equity compensation plans not approved by security holders	—	—	—
Total	2,533,930	$5.48	890,469

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this Item is incorporated by reference from the Proxy Statement under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation."

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

        2.    Financial Statement Schedules

        Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein by reference. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

        3.    Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3.2(a)	Amended and Restated Bylaws of the Registrant currently in effect.
4.1(b)	Form of specimen certificate for Overstock.com, Inc.'s common stock.
4.2(b)	Investor Rights Agreement, dated March 4, 2002.
10.1(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3(b)	2001 Stock Purchase Plan and form of agreements thereunder.
10.4(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.
10.5(b)	2002 Stock Option Plan, as amended, and form of agreements thereunder.
10.6(b)	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7(b)
Form of Guaranty of Credit agreement entered into by John J. Byrne, John J. Byrne III, Patrick M. Byrne, J. Gregory Hale, and Cirque Property LC in connection with the Norwich Associates, LC $7.0 million line of credit established on September 17, 2001.

10.8(b)	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C.
10.9(b)	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C.
10.10(b)	First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C.
10.11(b)	Lease Agreement, as amended, between 2855 E. Cottonwood Parkway, L.C., and Discountsdirect, dated December 21, 1998.
10.12(b)	Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000.
10.13(b)	Severance Package Agreement with Douglas Greene dated June 17, 1999.
10.14(b)	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002.
10.15(b)*	Strategic Alliance and Product Sales Agreement dated February 26, 2002 between Overstock.com, Inc. and Safeway, Inc.
10.16(b)	Irrevocable Letter of Credit dated August 24, 2001 from Wells Fargo Bank, N.A. for the account of Patrick M. Byrne in favor of Wells Fargo Merchant Services, LLC.
10.17(b)	Lease Termination Agreement dated March 27, 2002 by and between Overstock.com, Inc. and 2855 E. Cottonwood Parkway, L.C.
10.18(b)	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene.
10.19(b)	Registration and Expenses Agreement dated May 3, 2002 among Overstock.com, Inc. and Amazon.com NV Investment Holdings, Inc.
10.20(b)	Form of Warrant to purchase Overstock.com, Inc. common stock
10.21(b)
Form of Series A Preferred Stock Purchase Agreement dated March 4, 2002 among Overstock.com, Inc., The Gordon S. Macklin Family Trust, Haverford Internet, LLC, John J. Byrne Jr., and twelve other purchasers of Series A Preferred Stock.
10.22(c)	Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000.
10.23(c)	Commencement of Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000.
10.24(c)	Lease Amendment #2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001.
10.25(c)	Lease Amendment #3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002.
10.26(c)	Lease Amendment #4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002.
10.27(c)	Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.

10.28(c)	Lease Amendment #6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002.
10.29(c)	Old Mill Corporate Center First Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated September 1, 2002.
10.30(c)	Letter Agreement by and between Overstock.com, Inc. and James Hyde, dated May 30, 2001.
23.1	Consent of Independent Accountants
24.1	Power of Attorney (see Page 46)
99.1	Certification of Chief Executive Officer and Chief Financial Officer

*
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May, 29, 2002.

(c)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003.

(b)
Reports on Form 8-K.

        During the last quarter of 2002, we filed a Report on Form 8-K on October 25, 2002 (Items 5 and 9), announcing changes to our Board composition.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2003.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chairman and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick M. Byrne and Jason C. Lindsey, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 21, 2003
/s/ JASON C. LINDSEY Jason C. Lindsey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2003
/s/ GORDON S. MACKLIN Gordon S. Macklin	Director	February 21, 2003
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	February 21, 2003
/s/ JOHN A. FISHER John A. Fisher	Director	February 21, 2003

CERTIFICATIONS

I, Patrick M. Byrne, certify that:

1.
I have reviewed this annual report on Form 10-K of Overstock.com, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 21, 2003	/s/ PATRICK M. BYRNE Patrick M. Byrne Chief Executive Officer

CERTIFICATIONS

I, Jason C. Lindsey, certify that:

1.
I have reviewed this annual report on Form 10-K of Overstock.com, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 21, 2003	/s/ JASON C. LINDSEY Jason C. Lindsey Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1(a)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect.
3.2(a)	Amended and Restated Bylaws of the Registrant currently in effect.
4.1(b)	Form of specimen certificate for Overstock.com, Inc.'s common stock.
4.2(b)	Investor Rights Agreement, dated March 4, 2002.
10.1(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3(b)	2001 Stock Purchase Plan and form of agreements thereunder.
10.4(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.
10.5(b)	2002 Stock Option Plan, as amended, and form of agreements thereunder.
10.6(b)	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7(b)	Form of Guaranty of Credit agreement entered into by John J. Byrne, John J. Byrne III, Patrick M. Byrne, J. Gregory Hale, and Cirque Property LC in connection with the Norwich Associates, LC $7.0 million line of credit established on September 17, 2001.
10.8(b)	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C.
10.9(b)	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C.
10.10(b)	First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C.
10.11(b)	Lease Agreement, as amended, between 2855 E. Cottonwood Parkway, L.C., and Discountsdirect, dated December 21, 1998.
10.12(b)	Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000.
10.13(b)	Severance Package Agreement with Douglas Greene dated June 17, 1999.
10.14(b)	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002.
10.15(b)*	Strategic Alliance and Product Sales Agreement dated February 26, 2002 between Overstock.com, Inc. and Safeway, Inc.
10.16(b)	Irrevocable Letter of Credit dated August 24, 2001 from Wells Fargo Bank, N.A. for the account of Patrick M. Byrne in favor of Wells Fargo Merchant Services, LLC.
10.17(b)	Lease Termination Agreement dated March 27, 2002 by and between Overstock.com, Inc. and 2855 E. Cottonwood Parkway, L.C.
10.18(b)	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene.
10.19(b)	Registration and Expenses Agreement dated May 3, 2002 among Overstock.com, Inc. and Amazon.com NV Investment Holdings, Inc.
10.20(b)	Form of Warrant to purchase Overstock.com, Inc. common stock
10.21(b)	Form of Series A Preferred Stock Purchase Agreement dated March 4, 2002 among Overstock.com, Inc., The Gordon S. Macklin Family Trust, Haverford Internet, LLC, John J. Byrne Jr., and twelve other purchasers of Series A Preferred Stock.
10.22(c)	Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000.
10.23(c)	Commencement of Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000.
10.24(c)	Lease Amendment #2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001.
10.25(c)	Lease Amendment #3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002.
10.26(c)	Lease Amendment #4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002.
10.27(c)	Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.
10.28(c)	Lease Amendment #6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002.
10.29(c)	Old Mill Corporate Center First Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated September 1, 2002.
10.30(c)	Letter Agreement by and between Overstock.com, Inc. and James Hyde, dated May 30, 2001.
23.1	Consent of Independent Accountants
24.1	Power of Attorney (see Page 46)
99.1	Certification of Chief Executive Officer and Chief Financial Officer

*
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May, 29, 2002.

(c)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003.

Report of Independent Accountants

To the Board of Directors and
Stockholders of Overstock.com, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiary (the "Company") at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
January 27, 2003 (except
as to Note 23 which
is as of February 18, 2003)

Overstock.com, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$3,729	$11,059
Marketable securities	—	21,603
Accounts receivable, net	1,565	6,994
Inventories, net	7,586	13,954
Prepaid expenses and other assets	476	2,333

Total current assets	13,356	55,943
Property and equipment, net	5,018	4,945
Goodwill	2,784	2,784
Other long-term assets, net	556	284

Total assets	$21,714	$63,956

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,680	$13,731
Accrued liabilities	2,093	6,409
Notes payable, related party	4,258	—
Capital lease obligations, current	254	124

Total current liabilities	10,285	20,264
Capital lease obligations, non-current	165	58

Total liabilities	10,450	20,322

Commitments and contingencies (notes 11, 12 and 13)
Redeemable common stock, $0.0001 par value, 851 shares and 683 shares issued and outstanding as of December 31, 2001 and 2002, respectively	5,284	4,363

Stockholders' equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 10,327 shares and 13,866 shares issued as of December 31, 2001 and 2002, respectively	1	1
Additional paid-in capital	52,187	97,282
Accumulated deficit	(44,093)	(55,666)
Unearned stock-based compensation	(2,015)	(2,327)
Treasury stock, 35 shares at cost	(100)	(100)
Other comprehensive income	—	81

Total stockholders' equity	5,980	39,271

Total liabilities, redeemable securities and stockholders' equity	$21,714	$63,956

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2000	2001	2002
	(in thousands, except per share data)
Direct revenue	$21,762	$35,243	$77,943
Commission revenue	867	3,965	12,379
Warehouse revenue	2,894	795	1,462

Total revenue	25,523	40,003	91,784
Cost of goods sold (includes amortization of stock-based compensation of $0, $78, and $373, respectively)	27,812	34,640	73,441

Gross profit (loss)	(2,289)	5,363	18,343

Operating expenses:
Sales and marketing expenses (excludes amortization of stock-based compensation of $0, $14, and $83, respectively)	11,376	5,784	8,669
General and administrative expenses (excludes amortization of stock-based compensation of $0, $635, and $2,820, respectively)	7,556	9,441	10,825
Amortization of goodwill	226	3,056	—
Amortization of stock-based compensation	—	649	2,903

Total operating expenses	19,158	18,930	22,397

Operating loss	(21,447)	(13,567)	(4,054)
Interest income	241	461	403
Interest expense	(73)	(729)	(465)
Other income (expense), net	(33)	29	(444)

Net loss	(21,312)	(13,806)	(4,560)
Deemed dividend related to redeemable common stock	(210)	(404)	(406)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(6,607)

Net loss attributable to common shares	$(21,522)	$(14,210)	$(11,573)

Net loss per common share - basic and diluted	$(3.63)	$(1.29)	$(0.88)
Weighted average common shares outstanding - basic and diluted	5,922	10,998	13,108

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity
and Comprehensive Income

	Common stock
			Additional Paid-in capital	Accumulated deficit	Unearned stock-based compensation	Treasury stock	Other Comprehensive Income
	Shares	Amount						Total
	(amounts in thousands)
Balance at December 31, 1999	3,338	$—	$10,196	$(8,361)	$—	$—	$—	$1,835
Issuance of common stock with warrants	3,716	1	21,007	—	—	—	—	21,008
Exercise of stock options	1	—	5	—	—	—	—	5
Issuance of common stock and options in connection with the Gear.com acquisition (see Note 4)	2,041	—	11,023	—	—	—	—	11,023
Deemed dividend related to redeemable common stock	—	—	—	(210)	—	—	—	(210)
Net loss	—	—	—	(21,312)	—	—	—	(21,312)

Balance at December 31, 2000	9,096	1	42,231	(29,883)	—	—	—	12,349
Issuance of common stock	1,210	—	6,915	—	—	—	—	6,915
Exercise of stock options	14	—	73	—	—	—	—	73
Purchase of treasury stock	—	—	—	—	—	(100)	—	(100)
Unearned stock-based compensation from options issued to employees	—	—	2,534	—	(2,534)	—	—	—
Amortization of stock-based compensation	—	—	—	—	727	—	—	727
Issuance of stock options to consultants in exchange for services	—	—	384	—	(208)	—	—	176
Lapse of rescission rights on redeemable common stock	7	—	50	—	—	—	—	50
Deemed dividend related to redeemable common stock	—	—	—	(404)	—	—	—	(404)
Net loss	—	—	—	(13,806)	—	—	—	(13,806)

Balance at December 31, 2001	10,327	1	52,187	(44,093)	(2,015)	(100)	—	5,980
Issuance of common stock	7	—	212	—	—	—	—	212
Exercise of stock options and warrants	149	—	615	—	—	—	—	615
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	6,607	(6,607)	—	—	—	—
Conversion of Series A redeemable preferred stock to common stock	959	—	6,582	—	—	—	—	6,582
Issuance of common stock in IPO	2,256	—	26,140	—	—	—	—	26,140
Unearned stock-based compensation from options issued to employees	—	—	3,481	—	(3,481)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,276	—	—	3,276
Issuance of stock options to consultants in exchange for services	—	—	131	—	(107)	—	—	24
Lapse of rescission rights on redeemable common stock	168	—	1,327	—	—	—	—	1,327
Deemed dividend related to redeemable common stock	—	—	—	(406)	—	—	—	(406)
Net loss	—	—	—	(4,560)	—	—	—	(4,560)
Unrealized gain on marketable securities	—	—	—	—	—	—	81	81

Total comprehensive loss	—	—	—	—	—	—	—	(4,479)

Balance at December 31, 2002	13,866	$1	$97,282	$(55,666)	$(2,327)	$(100)	$81	$39,271

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(21,312)	$(13,806)	$(4,560)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	706	1,735	1,873
Amortization of goodwill	226	3,056	—
Amortization of unearned stock-based compensation	—	727	3,276
Realized loss on marketable securities	—	—	55
Stock options issued to consultants for services	—	176	24
Stock issued to employees	—	63	181
Amortization of debt discount	—	291	242
Selling shareholder fees	—	—	439
Changes in operating assets and liabilities:
Accounts receivable	(682)	(774)	(5,429)
Inventories, net	(4,025)	1,081	(6,368)
Prepaid expenses and other assets	(277)	920	(1,857)
Other long-term assets	(143)	(263)	246
Accounts payable	2,781	(1,532)	10,051
Accrued liabilities	327	(2,133)	4,316

Net cash (used in) provided by operating activities	(22,399)	(10,459)	2,489

Cash flows from investing activities:
Purchases of marketable securities	—	—	(34,819)
Sales of marketable securities	—	—	13,243
Expenditures for property and equipment	(3,263)	(1,669)	(1,746)
Expenditures for other long-term assets	—	(35)	(5)
Cash received from the acquisition of Gear.com	3,499	—	—

Net cash provided by (used in) investing activities	236	(1,704)	(23,327)

Cash flows from financing activities:
Payments on capital lease obligations	(207)	(248)	(261)
Borrowings on related party note payables	3,000	4,500	1,160
Payments on related party note payables	—	(3,000)	(5,660)
Issuance of redeemable preferred stock	—	—	6,582
Issuance of common stock in IPO, net of issuance costs	—	—	26,140
Payment of selling shareholder fees	—	—	(439)
Issuance of common stock	25,150	6,319	31
Exercise of stock options and warrants	5	73	615
Purchase of treasury stock	—	(100)	—

Net cash provided by financing activities	27,948	7,544	28,168

Net increase (decrease) in cash and cash equivalents	5,785	(4,619)	7,330
Cash and cash equivalents, beginning of year	2,563	8,348	3,729

Cash and cash equivalents, end of year	$8,348	$3,729	$11,059

Supplemental disclosures of cash flow information:
Interest paid	$58	$271	$222
Equipment acquired under capital leases	420	75	25
Deemed dividend on redeemable common stock	210	404	406
Deemed dividend related to beneficial conversion feature of redeemable preferred stock	—	—	6,607
Conversion of Series A preferred stock to common stock	—	—	6,582
Unearned stock-based compensation	—	2,534	3,481
Lapse of rescission rights on redeemable common stock	—	50	1,327

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

(all amounts in thousands, except per share data)

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories.

        The Company was formed on May 5, 1997 as D2—Discounts Direct, a limited liability company. On December 30, 1998, the Company was reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc.

        The Company is subject to risks common to rapidly growing Internet-based companies, including rapid technological change, growth and consumer acceptance of the Internet, dependence on principal products, new product development, new product introductions and other activities of competitors, and a limited operating history in Internet related e-commerce activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2001 and 2002, the Company's cash and cash equivalents were held by two banks. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company's financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        Marketable securities consist of funds deposited into a capital management account managed by a financial institution. The financial institution has invested these funds in municipal, government and corporate bonds which are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in earnings and were not significant during the year ended December 31, 2002. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Accounts receivable

        Accounts receivable consist of amounts due from customers and from credit cards billed but not yet received at period end. The Company recorded an allowance for doubtful accounts of $0 and $70 at December 31, 2001 and 2002, respectively.

Concentration of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investment securities, and receivables. The Company invests its cash primarily in money market, government and corporate securities which are uninsured.

        The Company's accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. During the year ended December 31, 2002, the Company recorded sales to its most significant customer totaling $14,620. There were no sales to this customer during 2000 and 2001. At December 31, 2002, the Company had a receivable of $3,577 from this customer. No other customer accounted for greater than 10% of revenues or receivables during 2000, 2001 or 2002.

Inventories

        Inventories consist of merchandise purchased for resale and are stated at the lower of average cost or market.

Property and equipment

        Property and equipment, which includes capitalized leases, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related lease, whichever is shorter, as follows:

Years
Computer software	3
Computer hardware	5
Furniture and equipment	5

        Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Other long-term assets

        Other long-term assets include deposits, the cost of acquiring the Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over 5 years.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired for the purchase of Gear.com (see Note 4). From November 28, 2000, the date of the Gear.com acquisition, through December 2001, the Company amortized its goodwill on a straight-line basis using a 2 year estimated life.

        Effective January 1, 2002, Overstock.com adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under this standard, all goodwill and long-lived intangible assets, including those acquired before initial application of the standard will not be amortized, but will be tested for impairment at least annually. Accordingly, the Company ceased amortization of its goodwill in January 2002. The Company evaluated the $2,784 of unamortized goodwill during 2002, and determined that no impairment charge should be recorded.

        The following table shows what the Company's net loss and net loss per common share would have been for the years ended December 31, 2000, 2001 and 2002 exclusive of the amortization expense:

	Year ended December 31,
	2000	2001	2002
Reported net loss	$(21,312)	$(13,806)	$(4,560)
Add back: Goodwill amortization	226	3,056	—

Adjusted net loss	$(21,086)	$(10,750)	$(4,560)

Basic and diluted loss per share:
Reported net loss per common share	$(3.63)	$(1.29)	$(0.88)
Add back: Goodwill amortization	0.04	0.28	—

Adjusted net loss per common share	$(3.59)	$(1.01)	$(0.88)

Impairment of assets

        The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable.

Revenue recognition

        The Company derives its revenue from three sources: direct revenue, commission revenue, and warehouse revenue. Revenue from all three sources is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

        Direct revenue consists of merchandise sales made to individual consumers and businesses that are fulfilled from our warehouse. The Company generally requires payment by credit card at the point of sale. Amounts received prior to shipment of goods to customers are recorded as deferred revenue. Gross sales are reduced by returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

        Revenue from commissions consists of sales of merchandise of third parties on our Website, and is recognized when services have been rendered (generally when verification of the shipment of the product is communicated to the Company from the third party that shipped the product). For commission revenue, the Company recognizes as revenue only the commission portion of the price its customers pay for the purchased products since the Company is acting as an agent in such transactions. Commissions are also reduced by the impact of returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales. Any portion of the sales of commission-based products that has not yet been remitted to the commission-based third party at period end is recognized as a liability and included in accrued liabilities. The Company sold commission-based products with total gross sales values of $7,627, $25,657 and $65,526 off its websites during 2000, 2001, and 2002, respectively; however, it recognized $867, $3,965 and $12,379 in related commission revenue during 2000, 2001 and 2002, respectively.

        Revenue from warehouse sales is recognized when the customer takes ownership, carries the products from the warehouse and assumes the risk of loss. For warehouse sales, the Company generally requires payment by cash or credit card at the point of sale. Gross sales are reduced by chargebacks and discounts to obtain such sales.

Cost of goods sold

        Cost of goods sold include product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and are recorded in the same period in which related revenues have been recorded.

Income taxes

        Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be ultimately realized. Income tax expense (benefit) is the tax payable (receivable) for the period and the change during the period in the deferred tax assets and liabilities.

Stock-based compensation

        The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied (Note 15). The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards.

	Year ended December 31,
	2000	2001	2002
Net loss, as reported	$(21,312)	$(13,806)	$(4,560)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	—	727	3,276
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(214)	(1,057)	(4,404)

Pro forma net loss	$(21,526)	$(14,136)	$(5,688)

Net loss per common share
Basic and diluted—as reported	$(3.63)	$(1.29)	$(0.88)
Basic and diluted—pro forma	$(3.67)	$(1.32)	$(0.97)

        The weighted average grant-date fair value of options granted during 2000, 2001 and 2002 was $4.01, $5.97 and $8.21 per share, respectively, and was estimated using the assumptions discussed in Note 15.

        Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Earnings (loss) per share

        Earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31,
	2000	2001	2002
Net loss attributable to common shares	$(21,522)	$(14,210)	$(11,573)

Weighted average common shares outstanding—basic	5,922	10,998	13,108
Effective of dilutive securities:
Warrants	—	—	—
Employee stock options	—	—	—

Weighted average common shares outstanding—diluted	5,922	10,998	13,108

Earnings (loss) per common share—basic:	$(3.63)	$(1.29)	$(0.88)
Earnings (loss) per common share—diluted:	$(3.63)	$(1.29)	$(0.88)

        The average shares of stock options and warrants outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. However, the number of shares of stock options and warrants outstanding at each year-end was 1,537 shares, 2,283 shares and 2,535 shares for 2000, 2001 and 2002, respectively, of which 114 shares, 977 shares and 1,211 shares would have been included in the calculation of diluted earnings (loss) per share if the effect had been dilutive.

Internal use software

        The Company expenses all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life of 3 years. Software costs capitalized were $81 and $0 in 2001 and 2002, respectively. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Advertising expense

        The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expenses totaled $10,752, $4,802 and $7,043 during the years ended December 31, 2000, 2001 and 2002, respectively.

Recently issued accounting pronouncements

        The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this standard did not have a significant effect on the Company's financial statements.

        The Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

        The Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has adopted the disclosure provisions of this statement as of December 31, 2002.

3. INITIAL PUBLIC OFFERING

        On June 4, 2002, the Company closed its initial public offering, pursuant to which it sold 2,155 shares of its common stock, and a selling shareholder sold 845 shares of common stock at a price of $13.00 per share. The offering resulted in proceeds to the Company of approximately $24,880, net of $2,014 of issuance costs. As part of the offering, the Company granted the underwriter the right to purchase up to 450 additional shares within thirty days after the offering to cover over-allotments. On June 27, 2002, the underwriter purchased an additional 101 shares of stock for $1,260. At the closing of the offering, all issued and outstanding shares of the Company's redeemable convertible preferred stock were automatically converted into common stock on a 1:1 basis.

        As part of the initial public offering, the Company paid $439 of selling costs on behalf of the selling shareholder. This amount was recorded in other income (expense) in the statement of operations for the year ended December 31, 2002.

4. ACQUISITION OF GEAR.COM, INC.

        On November 28, 2000, the Company completed the acquisition of Gear.com, Inc. (the "Gear Acquisition"), valued at $11,097. The purchase price included the issuance of 2,055 shares of the Company's common stock and 181 options to purchase common stock as well as the assumption of $3,405 in liabilities including $1,300 of acquisition integration costs. The Gear Acquisition was accounted for by the purchase method of accounting. Results of operations of Gear.com have been included in the Company's consolidated financial statements since the date of acquisition.

        The acquired assets and assumed liabilities consist of the following:

Cash	$3,499
Inventory	3,561
Prepaid expenses and other current assets	495
Property and equipment	787
Goodwill	6,160
Accounts payable and accrued liabilities	(3,405)

$11,097

        As a result of the acquisition of Gear.com, the Company incurred incremental costs to exit and consolidate activities at Gear.com locations, to involuntarily terminate Gear.com employees, and for other costs to integrate operating locations and other activities of Gear.com with the Company totaling $1,300. Generally accepted accounting principles require that these acquisition integration costs, which are not associated with the generation of future revenues and have no future economic benefit, be reflected as assumed liabilities in the allocation of the purchase price to the net assets acquired.

        The components of the acquisition integration liabilities included in the purchase price allocation for Gear.com are as follows:

	Original Costs	Utilized	Reversed Against Goodwill	Balance Remaining at December 31, 2001
Lease exit costs	$650	$556	$94	$—
Workforce reductions	250	250	—	—
Fulfillment contract termination costs	400	400	—	—

	$1,300	$1,206	$94	$—

        The lease exit costs represented the remaining minimum payments on an office lease, less anticipated sublease revenue. The workforce reductions represented the termination of 45 Gear.com employees. The fulfillment contract termination cost represented the early termination penalty on a fulfillment contract which the Company terminated in October 2001. A final adjustment to the estimated lease exit costs of $94 was included in the allocation of the purchase price of Gear.com, as the adjustment was determined within the purchase price allocation period.

        Assuming the acquisition of Gear.com had been made as of January 1, 2000, the Company's pro forma consolidated revenues for the year ended December 31, 2000 would have been $35,394 (unaudited), the pro forma consolidated net loss would have been $34,564 (unaudited) and the pro forma basic and diluted loss per share would have been $5.38 (unaudited).

5. MARKETABLE SECURITIES

        The Company's marketable securities consist of funds deposited into a capital management account managed by a financial institution. The financial institution has invested these funds in municipal, government, and corporate bonds at December 31, 2002, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$18,114	$72	$—	$18,186
Asset backed and agency securities	386	—	(2)	384
Corporate securities	979	—	(1)	978
Money market securities	442	2	—	444
Mortgage based securities	1,601	10	—	1,611

	$21,522	$84	$(3)	$21,603

        All marketable securities mature between 2003 and 2005.

6. INVENTORIES

        Inventories consist of the following:

	December 31,
	2001	2002
Product inventory	$8,529	$14,965
Less: allowance for obsolescence	(943)	(1,011)

	$7,586	$13,954

7. PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets consist of the following:

	December 31,
	2001	2002
Inventory paid for in advance of receipt	$263	$1,362
Other prepaid expenses	213	971

	$476	$2,333

8. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2001	2002
Computer hardware and software	$4,541	$5,386
Furniture and equipment	2,984	3,908
Leasehold improvements	12	12

	7,537	9,306
Less: accumulated depreciation	(2,519)	(4,361)

	$5,018	$4,945

        Depreciation of property and equipment totaled $684, $1,712, and $1,842 for the years ended December 31, 2000, 2001 and 2002, respectively.

        Property and equipment included assets under capital leases of $831 and $856 at December 31, 2001 and 2002, respectively and accumulated amortization related to assets under capital leases of $359 and $691, respectively.

9. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following:

	December 31,
	2001	2002
Domain names	$146	$151
Deposits	459	213

	605	364
Less: accumulated amortization	(49)	(80)

	$556	$284

        Amortization for other long-term assets totaled $22, $23 and $31 for the years ended December 31, 2000, 2001 and 2002, respectively.

10. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2001	2002
Inventory received but not invoiced	$434	$2,734
Reserve for returns	496	465
Accrued payroll and other related costs	400	673
Other accrued expenses	303	1,072
Deferred revenue	25	232
Accrued marketing expenses	435	1,233

	$2,093	$6,409

11. BORROWINGS

        In March 2001, the Company entered into a credit agreement with a related party (Note 19), for working capital purposes, of which $4,500 was outstanding on December 31, 2001. The credit agreement matured in June 2002 and was not renewed by the Company. All amounts outstanding at December 31, 2001 were repaid during 2002.

        In September 2001, the Company entered into a separate $7,000 credit agreement with a related party (Note 19) for the purposes of acquiring inventory. As of December 31, 2001, the Company had no borrowings outstanding under the agreement. The agreement matured in June 2002 and was not renewed by the Company.

Capital leases

        Future minimum lease payments under capital leases are as follows:

Year Ending December 31,
2003	$139
2004	52
2005	10
2006	—
2007	—
Thereafter	—

Total minimum lease payments	201
Less: amount representing interest	(19)

Present value of capital lease obligations	182
Less: current portion	(124)

Capital lease obligations, non-current	$58

12. COMMITMENTS AND CONTINGENCIES

        The Company leases 22 square feet of office space and 354 square feet for its warehouse facility in Salt Lake City, Utah. The Company also has lease obligations under non-cancelable operating leases for computer equipment. Minimum future payments under these leases are as follows:

Year Ending December 31,
2003	$1,452
2004	1,333
2005	1,081
2006	530
2007	44
Thereafter	—

$4,440

        Rental expense for operating leases totaled $694, $1,180 and $1,639 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In February 2002, Microsoft Corporation filed a complaint against the Company alleging that the Company has distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. The complaint seeks damages in an unspecified amount and injunctive relief. Although the Company believes it has defenses to the allegations and intends to pursue them vigorously, currently, management does not have sufficient information to assess the validity of the claims or the amount of potential damages. Company management currently believes, however, that resolution of such legal matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

13. REDEEMABLE SECURITIES

        In March 2002, the Company sold approximately 959 shares of mandatorily redeemable convertible preferred stock ("preferred stock") for approximately $6,582, net of issuance costs. The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering. As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6,607, which was calculated in accordance with Emerging Issues Task Force No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. This beneficial conversion feature was reflected as a deemed dividend in the statement of operations during the year ended December 31, 2002.

        Redeemable common stock relates to warrants and securities that are subject to rescission. Sales of 858 shares of the common stock and the issuance of 185 warrants to certain individuals did not fully comply with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state security laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such registration or qualification, they may not have been exempt in several states. As a result, purchasers of our common stock in some states have the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expires, at the annual rate mandated by the state in which such shares were purchased. These interest rates range from 8% to 10% per annum. The rescission rights lapse on various dates through September 2006.

        At December 31, 2001 and 2002, the Company has classified $5,284 and $4,363, respectively, related to the rescission rights outside of shareholders' equity, because the redemption features are not within the control of the Company. However, management does not anticipate that holders of the redeemable common stock will exercise their rescission rights. Interest attributable to these securities is recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

14. STOCKHOLDERS' EQUITY

Reverse stock split

        On March 4, 2002, the Company's Board of Directors approved a proposal to amend the Company's certificate of incorporation to effect a reverse stock split. On April 15, 2002, the Company's Board of Directors approved a 1-for-28.34 reverse split. The authorized common shares have decreased from 450,000 to 100,000, effective May 20, 2002. All share amounts and per share data reflected in these consolidated financial statements are shown after giving retroactive effect to the 1-for-28.34 reverse stock split.

Reincorporation

        In May 2002, the Company reincorporated in Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000 shares of $0.0001 par value common stock and 5,000 shares of $0.0001 par value preferred stock. The Board of Directors may issue the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2002. In October 2001, the Company's Board of Directors authorized the purchase of 35 treasury shares from a former employee for $100.

Warrants

        In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2002, warrants to purchase 1,119 shares of common stock of the Company were outstanding, as follows:

Issuance Date	Exercise Price per Share	Warrants Outstanding	Expiration Date
May 1, 2000	$7.09	265	April 30, 2005
May 15, 2000	$7.09	261	May 14, 2005
June 22, 2000	$7.09	7	June 21, 2005
September 21, 2000	$4.26	586	September 20, 2005

        No warrants were exercised in 2000 or 2001, and 3 warrants were exercised in 2002.

        The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. As stated in Note 14, 185 of these warrants are subject to rescission. At December 31, 2001 and 2002, related parties held 850 of the total warrants outstanding.

15. STOCK OPTION PLANS

        The Company's board of directors adopted the Amended and Restated 1999 Stock Option Plan and the 2002 Stock Option Plan (collectively, the "Plans"), in May 1999 and April 2002, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future shares will be granted under the 2002 Stock Option Plan. As of December 31, 2002, 890 shares are available for future grants under these Plans.

        The following is a summary of stock option activity:

	2000		2001			2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding—beginning of year	123	$4.13	415	$5.03		1,161	$4.68
Granted at fair value	344	5.50	—	—		245	8.05
Granted at price below fair value	—	—	1,020	4.71	$5.97	543	5.07	$9.61
Exercised	(1)	4.74	(14)	5.06		(146)	4.22
Canceled/forfeited	(51)	4.80	(260)	4.82		(388)	5.15

Outstanding—end of year	415	5.03	1,161	4.68		1,415	5.37

Options exercisable at year-end	227	4.50	260	4.61		388	4.93

        The following table summarizes information about stock options as of December 31, 2002:

	Options Outstanding at December 31, 2002			Options Exercisable at December 31, 2002
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Shares	Weighted Average Exercise Price
$2.26-$4.54	210	$3.21	7.8	120	$3.42
$4.54-$6.80	1,035	5.05	8.1	220	5.07
$6.80-$9.07	77	7.41	7.6	41	7.09
$9.07-$22.68	93	11.94	9.3	7	13.24

	1,415	5.37	8.1	388	4.93

        The weighted-average grant-date fair value of options granted during 2000, 2001 and 2002 was $4.01, $5.97 and $8.21 per share, respectively (see Note 2). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	2001	2002
Risk-free interest rate	6.18%	5.17%	3.31%
Expected life (in years)	4	4	3
Expected volatility	100%	100%	100%
Expected dividend yield	0%	0%	0%

Stock-based compensation

        In connection with certain stock option grants to employees during the years ended December 31, 2001 and 2002, the Company recognized approximately $2,534 and $3,481, respectively, of unearned stock-based compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. Such amounts are included as a reduction of stockholders' equity and are being amortized over the vesting period in accordance with FASB Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. The Company recorded stock-based compensation expense of $727 and $3,276 during the year ended December 31, 2001 and 2002, respectively. No unearned stock-based compensation expense was recorded prior to 2001.

        During the years ended December 31, 2001 and 2002, the Company granted 42 and 177 options to consultants, respectively. The Company recorded unearned stock-based compensation of $384 and $131 related to these grants, of which $176 and $24 was recognized in operations in 2001 and 2002, respectively. The fair value for these options was measured at the grant date and is remeasured at the end of each quarter until vesting is complete. At December 31, 2001 and 2002, the fair value of these options was calculated using a Black-Scholes option pricing model using risk-free rates of 4.65% and 3.31% and an expected life of 5 years and 3 years, respectively, expected volatility of 100%, and a dividend yield of 0%. Because there was no public market for the Company's common stock during 2001, the fair value of the underlying common stock prior to the Company's initial public offering was estimated.

16. EMPLOYEE STOCK PURCHASE PLAN

        Effective January 24, 2001, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock annually, up to 5% of eligible compensation. During a specified open period as determined the Board of Directors, participants can purchase shares of stock at a value determined by the Company's board of directors which approximates the deemed fair market value of the stock. The ESPP expires in May 2011. A total of 353 shares were available for purchase under the ESPP. There were 14 and 6 shares issued under the ESPP during 2001 and 2002, respectively. The Company recognized approximately $63 and $51 of stock-based compensation for the excess of the fair value of the shares of common stock over the purchase price during 2001 and 2002, respectively.

17. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's cash contribution totaled $32, $68 and $88 during 2000, 2001 and 2002, respectively.

18. INCOME TAXES

        The components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$20,996	$19,771
Accrued expenses	312	1,193
Reserves and other	575	768

	21,883	21,732

Deferred tax liabilities:
Depreciation	(121)	(163)
Valuation allowance	(21,762)	(21,569)

Net asset	$—	$—

        As a result of the Company's history of losses, a valuation allowance has been provided for the full amount of the Company's net deferred tax assets. Based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

        At December 31, 2002, the Company had net operating loss carryforwards of approximately $36,869 which may be used to offset future taxable income. An additional $14,386 of net operating losses are limited under Section 382 to $799 a year. These carryforwards begin to expire in 2019.

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	Year ended December 31,
	2000	2001	2002
U.S. federal income tax benefit at statutory rate	$7,459	$4,832	$1,596
State income tax benefit, net of federal expense	769	338	38
Nondeductible goodwill amortization	(86)	(1,070)	—
Stock compensation expense	—	(119)	(1,216)
Other	(9)	(336)	(611)
Unrecognized benefit due to valuation allowance	(8,133)	(3,645)	193

Income tax benefit	$—	$—	$—

19. RELATED PARTY TRANSACTIONS

        In March 2001, the Company entered into a credit agreement with a related party, High Meadows Finance L.C. Under the terms of the agreement, High Meadows Finance L.C. was allowed to purchase 197 shares of common stock for $1,000. The fair value of this common stock was deemed to be $1,425. The excess of the fair value of the common stock over the price paid for the common stock of $425 was recorded as a debt discount, and was amortized over the term of the agreement. The Company recorded interest expense of $255 and $170 in 2001 and 2002, respectively, related to the debt discount.

        In September 2001, the Company entered into a credit agreement with another related party, Norwich Associates L.C. Under the terms of the agreement, Norwich Associates L.C. was given 11 shares of common stock. The fair value of the common stock issued in conjunction with this agreement was deemed to be $108 and was recorded as a debt discount, and was amortized over the term of the agreement. The Company recorded interest expense of $36 and $72 in 2001 and 2002, respectively, related to the debt discount.

        In July 2001, the Company's Chief Executive Officer, who is also a significant shareholder in the Company, agreed to personally guarantee the Company's merchant account with a bank. The bank agreed to accept this personal guarantee in lieu of a demand deposit of $1,000 with the bank. In exchange for his personal guarantee, the Company compensated the Chief Executive Officer with options to purchase 35 shares of the Company's common stock at an exercise price of $5.07 per share. These options vest over a three year period based on the renewal of the guarantee. The Company recognized $151 and $39 of expense in 2001 and 2002, respectively, related to this arrangement. The fair value of these options measured at the grant date and is remeasured at the end of each quarter until vesting is complete. At December 31, 2001 and 2002, the fair value of these options was calculated to be $340 and $290, respectively, using a Black-Scholes option pricing model using a risk-free rates of 4.59% and 2.38%, an expected life of 4 years and 3 years, expected volatility of 100%, and a dividend yield of 0%, respectively. Because there was no public market at the time that the stock options were granted, the fair value of the underlying common stock prior to the Company's initial public offering was estimated.

        As indicated in Note 13, the Company sold shares of mandatorily redeemable convertible preferred stock in March 2002, for which a deemed dividend was recorded as a result of the beneficial conversion feature. The total deemed dividend recorded for the year ended December 31, 2002 was $6,607, of which $1,000 is attributable to preferred shares purchased by Haverford Internet, $1,200 is attributable to preferred shares purchased by members of the board of directors, and $1,500 is attributable to preferred shares purchased by family members of management.

        On occasion, Haverford-Valley, L.C. and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2000, 2001, and 2002 we reimbursed Haverford-Valley L.C. $241, $251, and $273, respectively, for these expenses.

20. LEASE TERMINATION SETTLEMENT

        In February 2002, the Company relocated its corporate headquarters. At the time the Company relocated, it had 23 months remaining under the facilities lease for the former headquarters location. In March 2002, the Company settled its remaining obligation under the lease by paying the former landlord $340 and relinquishing the right to sublease the facilities. The settlement payment is recorded in the statement of operations for the year ended December 31, 2002 under general and administrative expenses.

21. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. There were no intersegment sales or transfers during 2000, 2001 or 2002. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments.

	Direct operations	Commission operations	Warehouse operations	Consolidated
2000
Revenue	$21,762	$867	$2,894	$25,523
Cost of goods sold	23,923	381	3,508	27,812

Gross (loss) profit	(2,161)	486	(614)	(2,289)
Operating expenses				(19,158)
Other income, net				135

Net loss				$(21,312)

2001
Revenue	$35,243	$3,965	$795	$40,003
Cost of goods sold	31,776	1,143	1,721	34,640

Gross (loss) profit	3,467	2,822	(926)	5,363
Operating expenses				(18,930)
Other income, net				(239)

Net loss				$(13,806)

2002
Revenue	$77,943	$12,379	$1,462	$91,784
Cost of goods sold	69,004	2,755	1,682	73,441

Gross (loss) profit	8,939	9,624	(220)	18,343
Operating expenses				(22,397)
Other income, net				(506)

Net loss				$(4,560)

        The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our warehouse. Costs for this segment include product cost warehousing, fulfillment, credit card fees and customer service costs.

        The commission segment includes revenues, direct costs and cost allocations associated with the Company's commission-based third party commissions and are earned from selling the merchandise of third parties over the Company's Websites. Costs for this segment include credit card fees and customer service costs.

        The warehouse segment includes revenues, direct costs, and cost allocations associated with sales made to individual consumers at the Company's warehouse store. Costs for this segment include product costs, warehousing and credit card fees.

        Assets, have not been allocated between the segments for management purposes, and as such, they are not presented here.

        In 2000, 2001 and 2002, virtually all sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2001 and 2002, all of the Company's fixed assets were located in the United States of America.

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2002. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended (unaudited)
	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Consolidated Statement of Operations Data:
Direct revenue	$8,282	$6,709	$7,860	$12,392	$10,029	$11,853	$20,759	$35,302
Commission revenue	501	698	884	1,882	1,659	2,230	2,857	5,633
Warehouse revenue	795	—	—	—	379	297	192	594

Total revenue	9,578	7,407	8,744	14,274	12,067	14,380	23,808	41,529
Cost of goods sold(1)	8,549	6,658	7,744	11,689	9,990	11,831	19,238	32,382

Gross profit	1,029	749	1,000	2,585	2,077	2,549	4,570	9,147

Operating expenses:
Sales and marketing expenses(2)	1,413	1,710	1,230	1,431	1,219	1,313	2,083	4,054
General and administrative expenses(2)	2,128	2,170	2,402	2,741	2,802	2,195	2,372	3,456
Amortization of goodwill	774	764	759	759	—	—	—	—
Amortization of stock-based compensation	67	113	145	324	846	806	674	577

Total operating expenses	4,382	4,757	4,536	5,255	4,867	4,314	5,129	8,087

Operating income (loss)	(3,353)	(4,008)	(3,536)	(2,670)	(2,790)	(1,765)	(559)	1,060
Interest income	72	315	26	48	22	49	229	103
Interest expense	(62)	(104)	(278)	(285)	(240)	(208)	(7)	(10)
Other income (expense), net	7	14	(2)	10	1	(442)	63	(66)

Net income (loss)	(3,336)	(3,783)	(3,790)	(2,897)	(3,007)	(2,366)	(274)	1,087
Deemed dividend related to redeemable common stock	(100)	(101)	(101)	(102)	(111)	(106)	(97)	(92)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(6,607)	—	—	—

Net income (loss) attributable to common shares	$(3,436)	$(3,884)	$(3,891)	$(2,999)	$(9,725)	$(2,472)	$(371)	$995

Net income (loss) per common share
- basic	$(0.32)	$(0.35)	$(0.35)	$(0.27)	$(0.87)	$(0.20)	$(0.03)	$0.07
- diluted	$(0.32)	$(0.35)	$(0.35)	$(0.27)	$(0.87)	$(0.20)	$(0.03)	$0.06
Weighted average common shares outstanding
- basic	10,596	11,036	11,172	11,178	11,171	12,280	14,447	14,486
- diluted	10,596	11,036	11,172	11,178	11,171	12,280	14,447	15,696

(1) Amounts include stock based compensation of	$5	$15	$19	$39	$102	$96	$93	$82

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$1	$3	$3	$7	$22	$21	$21	$19
General and administrative expenses	66	110	142	317	824	785	653	558

	$67	$113	$145	$324	$846	$806	$674	$577

23. FOLLOW-ON PUBLIC OFFERING

        On February 18, 2003, the Company closed a follow-on public offering, pursuant to which it sold 1,500 shares of its common stock at a price of $15.00 per share. The offering resulted in net proceeds to the Company of approximately $20,935, net of $1,734 of issuance costs. As part of the offering, the Company granted the underwriter the right to purchase an additional 225 shares within thirty days after the offering to cover over-allotments. On February 18, 2003, the underwriter purchased all 225 shares of stock for $3,206.

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2002
Allowance for uncollectible accounts	$0	$70	$0	$70
Deferred tax valuation allowance	$21,762	$—	$193	$21,569
Reserve for sales returns	496	3,994	4,025	465
Allowance for inventory obsolescence	943	164	96	1,011
Year ended December 31, 2001
Deferred tax valuation allowance	$18,117	$3,645	$—	$21,762
Reserve for sales returns	350	6,121	5,975	496
Allowance for inventory obsolescence	1,750	1,135	1,942	943
Year ended December 31, 2000
Deferred tax valuation allowance	$9,984	$8,133	$—	$18,117
Reserve for sales returns	100	2,990	2,740	350
Allowance for inventory obsolescence	228	2,217	467	1,750