Form 10-Q
period 2003-03-31
OVERSTOCK COM INC
filed 2003-05-13
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☒     No   ☐

There were 16,374,204 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 8, 2003.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,059	$18,621
Marketable securities	21,603	23,832
Accounts receivable, net	6,994	7,036
Inventories, net	13,954	14,430
Prepaid expenses and other assets	2,333	5,278

Total current assets	55,943	69,197

Property and equipment, net	4,945	4,838
Goodwill	2,784	2,784
Other long-term assets, net	284	446

Total assets	$63,956	$77,265

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,731	$7,495
Accrued liabilities	6,409	4,951
Capital lease obligations, current	124	98

Total current liabilities	20,264	12,544
Capital lease obligations, non-current	58	43

Total liabilities	20,322	12,587

Commitments and contingencies

Redeemable common stock, $0.0001 par value, 683 shares issued and outstanding as of December 31, 2002 and March 31, 2003, respectively	4,363	4,440

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 13,866 shares and 15,725 shares issued as of December 31, 2002 and March 31, 2003, respectively	1	1
Additional paid-in capital	97,282	121,930
Accumulated deficit	(55,666)	(59,684)
Unearned stock-based compensation	(2,327)	(1,959)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive income	81	50

Total stockholders’ equity	39,271	60,238

Total liabilities, redeemable securities and stockholders’ equity	$63,956	$77,265

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2002	2003

Direct revenue	$10,029	$24,962
Commission revenue	1,659	3,966
Warehouse revenue	379	236

Total revenue	12,067	29,164

Cost of goods sold (1)	9,990	24,539

Gross profit	2,077	4,625

Operating expenses:
Sales and marketing expenses (2)	1,219	3,848
General and administrative expenses (2)	2,802	4,545
Amortization of stock-based compensation	846	328

Total operating expenses	4,867	8,721

Operating loss	(2,790)	(4,096)

Interest income	22	152
Interest expense	(240)	(7)
Other income (expense), net	1	10

Net loss	(3,007)	(3,941)
Deemed dividend related to redeemable common stock	(111)	(77)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—

Net loss attributable to common shares	$(9,725)	$(4,018)

Net loss per common share basic and diluted	$(0.87)	$(0.26)
Weighted average common shares outstanding — basic and diluted	11,171	15,486

(1) Amounts include stock-based compensation of:	$102	$39

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$22	$11
General and administrative expenses	824	317

	$846	$328

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2002	2003
Cash flows from operating activities:
Net loss	$(3,007)	$(3,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	465	483
Amortization of unearned stock-based compensation	948	367
Realized gain from marketable securities	—	(4)
Stock options issued to consultants for services	10	25
Stock issued to employees	160	20
Amortization of debt discount	121	—
Changes in operating assets and liabilities:
Accounts receivable, net	367	(42)
Inventories, net	752	(476)
Prepaid expenses and other assets	(186)	(2,945)
Other long-term assets, net	(354)	(169)
Accounts payable	336	(6,236)
Accrued liabilities	(101)	(1,458)

Net cash used in operating activities	(489)	(14,376)

Cash flows from investing activities:
Investments in marketable securities	—	(12,209)
Sales of marketable securities	—	9,953
Expenditures for property and equipment	(413)	(369)

Net cash used in investing activities	(413)	(2,625)

Cash flows from financing activities:
Payments on capital lease obligations	(71)	(41)
Payments on note payable	(1,500)	—
Issuance of redeemable preferred stock	6,582	—
Issuance of common stock, net of issuance costs	—	23,968
Issuance of common stock and redeemable common stock	31	—
Exercise of stock options and warrants	33	636

Net cash provided by financing activities	5,075	24,563

Net (decrease) increase in cash and cash equivalents	(4,173)	7,562

Cash and cash equivalents, beginning of period	3,729	11,059

Cash and cash equivalents, end of period	$7,902	$18,621

Supplemental disclosures of cash flow information:
Interest paid	$121	$7
Deemed dividend for beneficial conversion feature	$6,607	—
Deemed dividend on redeemable common stock	$110	$77
Lapse of recission rights on redeemable common stock	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Registration Statement on Form S-1 filed on February 12, 2003 with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $650 and $3,509 during the three months ended March 31, 2002 and 2003, respectively.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by a financial institution.  The financial institution has invested these funds in municipal, government, and corporate bonds at March 31, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$20,872	$49	$—	$20,921
Asset-backed and agency securities	234	—	(2)	232
Corporate securities	1,273	4	—	1,277
Money market securities	824	1	—	825
Mortgage based securities	580	—	(3)	577

Total	$23,783	$55	$(5)	$23,832

All marketable securities mature between 2003 and 2005.

4. SALE OF SERIES A PREFERRED STOCK

In March 2002, the Company sold approximately 959 shares of mandatorily redeemable convertible preferred stock (“preferred stock”) for approximately $6,582, net of issuance costs.  The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering (see Note 7).  As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6,607, which was calculated in accordance with Emerging Issues Task Force No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” This beneficial conversion feature is reflected as a deemed dividend in the statement of operations.  Of the total deemed dividend recorded, $1,000 is attributable to preferred shares purchased by Haverford Internet, LLC, a related party controlled by the Company’s CEO, and $1,200 is attributable to preferred shares purchased by members of the board of directors.

5. OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three months ended March 31, 2002 and 2003 is as follows (in thousands):

	For the three months ended March 31,
	2002	2003

Net loss	$(3,007)	$(3,941)
Un realized gain on marketable securities	—	50

Comprehensive loss	$(3,007)	$(3,891)

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  As of March 31, 2002 and 2003, the effects of outstanding stock options are antidilutive and, accordingly, are excluded from diluted loss per share.  There were 1,506 options and 1,106 warrants outstanding at March 31, 2003.

7. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three months ended March 31, 2002 or 2003.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2002 and 2003:

	Three months ended March 31,
	Direct	Commission	Warehouse
	operations	operations	operations	Consolidated
2002
Revenue	$10,029	$1,659	$379	$12,067
Cost of goods sold	9,198	432	360	9.990

Gross profit	$831	$1,227	$19	2,077
Operating expenses				(4,867)
Other income (expense), net				(217)

Net loss				$(3,007)

2003
Revenue	$24,962	$3,966	$236	$29,164
Cost of goods sold	23,308	1,055	176	24,539

Gross profit	$1,654	$2,911	$60	4,625
Operating expenses				(8,721)
Other income (expense), net				155

Net loss				$(3,941)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse.  Costs for this segment include product cost warehousing, fulfillment, credit card fees and customer service costs.

The commission segment includes revenues, direct costs and cost allocations associated with the Company’s commission-based third party commissions and are earned from selling the merchandise of third parties over the Company’s Websites.  Costs for this segment include credit card fees and customer service costs.

The warehouse segment includes revenues, direct costs and cost allocations associated with sales made to individual consumers at the Company’s warehouse store.  Costs for this segment include product costs, warehousing and credit card fees.

Assets, have not been allocated between the segments for management purposes, as such, they are not presented here.

During the quarters ended March 31, 2003 and 2002, virtually all sales were made to customers in the United States of America.  No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2003, all of the Company’s fixed assets were located in the United States of America.

8. PUBLIC OFFERINGS

On June 4, 2002, the Company closed its initial public offering, pursuant to which it sold 2,155 shares of common stock, and a selling shareholder sold 845 shares of common stock in an initial public offering, with proceeds to the Company of approximately $24,880, net of $2,014 of issuance costs.  As part of the offering, the Company granted the underwriter the right to purchase up to 450 additional shares within thirty days after the offering to cover any over-allotments.  On June 27, 2002, the underwriter exercised its right and purchased an additional 101 shares of stock for $1,260.

In February 2003, the Company closed its follow-on public offering, pursuant to which it sold 1,725 shares of common stock, with proceeds to the Company of approximately $23,968, net of $613 of issuance costs.  The number of shares issued includes 225 additional shares which the Company granted the underwriter the right to purchase to cover any over-allotments.

9. STOCK-BASED COMPENSATION

The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.  The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards.

	Quarted ended March 31,
	2002	2003

Net loss, as reported	$(3,007)	$(3,941)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	846	328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,101)	(746)

Pro forma net loss	$(3,262)	$(4,359)

Net loss per common share
Basic and diluted - as reported	$(0.87)	$(0.26)
Basic and diluted - pro forma	$(0.89)	$(0.29)

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2002 and 2003 was $8.21 and $9.67 per share, respectively, and was estimated using the following assumptions:

	March 31,
	2002	2003
Risk-free interest rate	3.31%	2.54%
Expected life (in years)	3	3
Expected volatility	100%	104%
Expected dividend yield	0%	0%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and commission revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into the B2B liquidation market and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs about provisions in our charter documents and Delaware law; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Overview

Overstock.com offers discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods, media, clothing and designer accessories.  Our company is based in Salt Lake City, Utah, and was founded in 1997.

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

Our warehouse revenue is derived from sales that liquidate products that cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors.  Historically, we held our warehouse sales in various physical locations.  Currently, we operate a warehouse store in our Salt Lake City warehouse facility for customers to buy certain products directly.  Sales from our warehouse store in 2002 accounted for less than 2% of total revenue.  We do not anticipate revenue from our warehouse store for 2003 to be more than 2% of total revenue.

Cost of goods sold for direct revenue primarily consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs.  For commission revenue, cost of goods sold includes credit card fees and customer service costs.  As commission revenue grows in relation to direct revenue, gross margins improve because third party commissions have higher gross margins than direct sales.  However, B2B gross margins are typically less than individual consumer gross margins.  Therefore, future overall gross margins will be impacted by the blend of net revenues from these sales channels.  Cost of goods sold also includes stock-based compensation for customer service and warehouse-related personnel for each period.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities.  Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities.  For example, our advertising expense totaled approximately $650,000 and $3.5 million during the three months ended March 31, 2002 and 2003, respectively.  Sales and marketing expenses will change in future periods on an absolute dollar basis in relation to the extent of our online marketing efforts.

General and administrative expenses consist of payroll and related expenses for executive, accounting, legal, technical support and administrative personnel, professional fees, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception.  We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

During the three months ended March 31, 2002, we recorded a deemed dividend of $6.6 million representing the beneficial conversion feature related to the issuance of 958,612 shares of Series A preferred stock.  The amount of the beneficial conversion feature was established at the date of issuance resulting from the difference between the sales price of $6.89 per share, which is also the conversion price since the shares of Series A preferred stock when issued were immediately convertible into shares of common stock on a one-to-one basis, and the deemed fair value of common shares of $14.00 per share on the date of issuance.  The difference of $7.11 per share of Series A preferred stock, or $6.8 million, would normally be the beneficial conversion feature, except that Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” limits the total amount of the beneficial conversion feature to the $6.6 million of proceeds from the sale of the 958,612 shares of Series A preferred stock.

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

Revenue recognition.  We derive our revenue from three sources:  (i) direct revenue, which consist of individual sales made to consumers and businesses; (ii) commission revenue, which includes consumer commission revenue and B2B commission revenue; and (iii) warehouse revenue, derived from liquidation sales of residual products from large bulk purchases of inventory.  Both direct revenue and commission revenue are recorded net of returns as well as coupons redeemed by customers, and other discounts.  For commission revenue, we only recognize the commission portion of the sale of merchandise owned by third parties, because we are acting as an agent in such transactions.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Reserve for returns and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue.  Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period.  The reserve for returns was $480,000 at March 31, 2003.

Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our inventory balance was $14.4 million, net of allowance for obsolescence or damaged inventory of $1.0 million as of March 31, 2003.  If we underestimate our reserves or allowances our gross margins, and net income, if any, will be overstated (or our net loss, if any, will be understated).  Contrarily, if we overstate our reserves or allowances, our gross margins and net income, if any, will be understated (or our net loss, if any, will be overstated).

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of March 31, 2003, we have recorded a full valuation allowance of $21.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Effective January 1, 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually.  Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  There were no impairments of goodwill or long-lived assets during 2002 or 2003.  Net intangible assets, long-lived assets and goodwill amounted to $3.2 million as of March 31, 2003.  We evaluated our intangible assets and determined that all such assets other than goodwill have determinable lives.

Results of Operations — 2003 compared to 2002

Revenue

Total revenue was $29.2 million for the three-month period ended March 31, 2003, a 142% increase from the $12.1 million recorded in the same period in 2002.  The increase in total revenue was primarily a result of the growth of our B2C business as our customer base continues to expand from increased marketing efforts, increased sales to other businesses, including Safeway, Inc, as well as an increase in the number of both direct and commission orders.  Gross merchandise sales totaled $52.3 million and $22.0 million for the three-month periods ended March 31, 2003 and 2002, respectively, representing an increase of 138%.  Gross merchandise sales differ from GAAP revenue in that gross merchandise sales represent the gross sales price of goods sold by the company, including those sales for which the company only reports a commission under GAAP.

Reconciliation of total revenue (GAAP) to gross merchandise sales (non-GAAP)

	Three months ended March 31,
	2002	2003

Total revenue	$12,067	$29,164
Add: Obligations payable to third parties upon sale of third-party merchandise	7,031	18,613
Add: Sales returns and discounts	2,891	4,493

Gross merchandise sales (non-GAAP)	$21,989	$52,270

Direct revenue increased from $10.0 million for the three months ended March 31, 2002 to $25.0 million for the three months ended March 31, 2003, a growth of 149%.  This increase is primarily due to the increase in the number of our B2C orders enhanced by B2C marketing efforts and progressive growth in our B2B business.

Revenue for our commission-based operations was $4.0 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively, representing growth of 139%.  This growth was due to an increase in the number of commission-based products offered for sale on our Websites as a percent of the total product selection and increased marketing efforts.

We recorded warehouse revenue of $236,000 during the first quarter of 2003 compared to warehouse revenue of $379,000 for the same period in 2002.  For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory during the latter end of the first quarter and the first part of the second quarter of 2002.  Warehouse revenue in 2003 reflects the sales from our permanent warehouse store at our warehouse facility in Salt Lake City.

Cost of goods sold

Cost of goods sold was $24.5 million or 84% of total revenue for the first quarter of 2003, compared to $10.0 million, or 83% of total revenue during the first quarter of 2002.  This correlates to gross margins of 16% and 17% for the three months ended March 31, 2003 and 2002, respectively.  Cost of goods sold also includes stock-based compensation of $39,000 and $102,000 for the three months ended March 31, 2003 and 2002, respectively.  Gross profits for our direct operations increased to $1.7 million, from $831,000, for the three months ended March 31, 2003 and 2002, respectively.  Gross profits for our direct operations as a percentage of total revenue decreased from 8% for the quarter ended March 31, 2002 to 7% for the quarter ended March 31, 2003.  Our commission operations generated gross profits of $2.9 million (73% margins) and $1.2 million (74% margins) for the three months ended March 31, 2003 and 2002, respectively.

For both our direct and commission operations, the increase in cost of goods sold as a percentage of total revenue, and the resulting decrease in gross margins, are a result of the growth of our media business which has lower margins than other product offerings.  In addition, during the last half of the quarter, consumer spending behavior profoundly changed, and in an effort to maintain sales momentum, we lowered prices which also led to lower margins.

Operating expenses

Sales and marketing.  Sales and marketing expenses were $3.8 million and $1.2 million, representing 13% and 10% of total revenue, for the three months ended March 31, 2003 and 2002, respectively.  The increased marketing dollars reflects increased online marketing efforts.  The increase in sales and marketing expense as a percentage of total revenue is primarily a reflection of advertising programs that became significantly less effective during the quarter, as vendors made changes that dramatically reduced the value of their advertising product.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $4.5 million and $2.8 million for each of the three months ended March 31, 2003 and 2002, respectively, representing 16% and 23% of total revenue for the corresponding periods.  The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable to additional infrastructure and increased personnel costs from increased headcount as well as legal expenses that included the settlement of the Microsoft litigation.  We are currently in discussions with our insurance carrier to determine what amount, if any, of this settlement is covered by insurance.  Any such recovery will be recorded when realized.

Amortization of stock-based compensation.  Amortization of stock-based compensation was approximately $328,000 and $846,000 for the three months ended March 31, 2003 and 2002, respectively.

Non-operating income

Interest income was $152,000 during the quarter ended March 31, 2003 versus $22,000 during the quarter ended March 31, 2002.  The increase in interest income resulted from our increased cash, cash equivalents and marketable securities received from our public offerings.  Interest expense decreased from $240,000 to $7,000 during the quarters ended March 31, 2003 and 2002 as a result of our debt elimination.  Other income (expense), net resulted in the recognition of income of $10,000 and $1,000 for the quarters ended March 31, 2003 and 2002, respectively.

We incurred net operating losses during the quarters ended March 31, 2003 and 2002, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of March 31, 2003, we had $36.9 million of net operating loss carryforwards, of which $14.4 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Recent Accounting Pronouncements

We have evaluated recently issued accounting pronouncements and have determined that the adoption of these accounting pronouncements will have no material impact on our consolidated financial statements.

Seasonality

Financial results for Internet retailers are generally seasonal.  Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season.  The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties.  Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future.  The following table reflects the Company’s revenues for each of the quarters available since 2000 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003	$29,164	N/A	N/A	N/A

2002	12,067	14,380	23,808	41,529

2001	9,578	7,407	8,744	14,274

2000	2,257	3,795	4,339	15,132

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  Additionally, in February 2003, we completed our follow-on offering pursuant to which we received approximately $24.0 million in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $18.6 million at March 31, 2003.  We also had marketable securities of $23.8 million at March 31, 2003.

Our operating activities resulted in net cash outflows of $14.4 million and $489,000 for the three months ended March 31, 2003 and 2002, respectively.  The primary use of cash and cash equivalents during the three months ended March 31, 2003 was to fund our normal operations, including net losses, and changes in accounts receivable, inventories, prepaid assets, accounts payable and accrued liabilities.

Cash used in investing activities included expenditures for property and equipment and investments in marketable securities, offset by sales of marketable securities.  During the three months ended March 31, 2003 and 2002 cash used in investing activities amounted to $2.6 million and $413,000, respectively.

Net cash provided by financing activities during the three months ended March 31, 2003 was $24.6 million, consisting primarily of net proceeds of $24.0 million received from our follow-on public offering which occurred in February 2003 and approximately $636,000 received from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of March 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	182	124	58	—	—
Operating leases	4,041	1,384	2,215	442	—
Total contractual cash obligations	$4,223	$1,508	$2,273	$442	$—

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Redeemable common stock	4,440	1,602	592	2,246	—
Total commercial commitments	$4,440	$1,602	$592	$2,246	$—

The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results.  We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

We believe that the cash and marketable securities currently on hand will be sufficient to continue operations for at least the next twelve months.  While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing.  However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms.  Failure to generate sufficient revenues or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Factors that May Affect Future Results.”

Factors That May Affect Future Results

Any investment in our common stock involves a high degree of risk.  Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-Q and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $4.0 million and $9.7 million for the quarters ended March 31, 2003 and 2002, respectively.  As of March 31, 2003, and December 31, 2002, our accumulated deficit was $59.7 million and $55.7 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could severely harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate include:

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our , Chief Executive Officer and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees.  The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have long-term employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies.  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

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

During the quarter ended March 31,2003, we had commission-based relationships with approximately 82 third parties whose products we offer for sale on our Websites.  At March 31, 2003, these products accounted for approximately 69% of the products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new commission-based relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights.  For example, in February 2002, Microsoft Corporation filed a complaint against us alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. This litigation matter has been resolved;  however, future claims could result in increased costs of doing business through legal expenses, adverse judgment or settlement or require us to change our business practices in expensive ways. In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $4.4 million at March 31, 2003.

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

In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. Effective April 18, 2003, we entered a Confidential Settlement Agreement and Mutual General Release with Microsoft that settled and resolved all claims between the companies.

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR.  The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents.  On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, the parties agreed to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  The parties are in the process of seeking a court order to dismiss the complaint and counterclaims without prejudice.  The parties each reserve all claims and counterclaims.  Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available.  As a result, these types of claims could harm our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2003, we had $42.5 million in cash and marketable securities.  At that same date we had no notes payable.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.  CONTROLS AND PROCEDURES

Based on their evaluation of the company’s disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.  There were no significant changes in the company’s internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

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

In February 2002, Microsoft Corporation filed a complaint against us in the United States District Court for the Northern District of California alleging that we have distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws. Effective April 18, 2003, we entered a Confidential Settlement Agreement and Mutual General Release with Microsoft that settled and resolved all claims between the companies.

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, the parties agreed to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  The parties are in the process of seeking a court order to dismiss the complaint and counterclaims without prejudice.  The parties each reserve all claims and counterclaims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Changes in Executive Officers

On April 29, 2003, the Company issued a press release announcing the promotion of Jason C. Lindsey to President and Chief Financial Officer.  Mr. Lindsey will retain his CFO responsibilities which he has assumed since 1999.  As President, Mr. Lindsey will become more involved in all aspects of running the business.  Patrick M. Byrne will continue as Chairman and Chief Executive Officer and will remain active in the daily operations of the Company.  Also effective April 29, 2003, Doug Greene resigned as Chief Technology Officer.  Mr. Greene will continue to be the Company’s webmaster responsible for maintaining the Company’s website.  Jim Hyde, Chief Operating Officer, will assume the responsibilities of running the IT department.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)	Reports on Form 8-K
None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ Jason C. Lindsey
Jason C. Lindsey President and Chief Financial Officer

Dated: May 13, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003

By:	/s/ Jason C. Lindsey
Name: Jason C. Lindsey
Title: President and Chief Financial Officer