Form 10-Q
period 2003-06-30
OVERSTOCK COM INC
filed 2003-08-13
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒  No ☐

There were 16,415,273 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 11, 2003.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,059	$13,216
Marketable securities	21,603	18,448
Accounts receivable, net	6,994	8,220
Inventories, net	13,954	19,475
Prepaid expenses and other assets	2,333	7,500

Total current assets	55,943	66,859

Property and equipment, net	4,945	5,683
Goodwill	2,784	2,784
Other long-term assets, net	284	395

Total assets	$63,956	$75,721

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,731	$7,502
Accrued liabilities	6,409	4,116
Capital lease obligations, current	124	87

Total current liabilities	20,264	11,705
Capital lease obligations, non-current	58	99

Total liabilities	20,322	11,804

Commitments and contingencies

Redeemable common stock, $0.0001 par value, 683 shares and 571 shares issued and outstanding as of December 31, 2002 and June 30, 2003, respectively	4,363	3,480

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 13,866 shares and 15,867 shares issued as of December 31, 2002 and June 30, 2003, respectively	1	2
Additional paid-in capital	97,282	123,063
Accumulated deficit	(55,666)	(60,898)
Unearned stock-based compensation	(2,327)	(1,654)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive income	81	24

Total stockholders’ equity	39,271	60,437

Total liabilities, redeemable securities and stockholders’ equity	$63,956	$75,721

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Direct revenue	$11,853	$25,159	$21,882	$50,121
Commission revenue	2,230	3,431	3,889	7,397
Warehouse revenue	297	243	676	479

Total revenue	14,380	28,833	26,447	57,997

Cost of goods sold (1)	11,831	24,030	21,821	48,569

Gross profit	2,549	4,803	4,626	9,428

Operating expenses:
Sales and marketing expenses (2)	1,313	2,572	2,532	6,420
General and administrative expenses (2)	2,195	3,367	4,997	7,912
Amortization of stock-based compensation	806	112	1,652	440

Total operating expenses	4,314	6,051	9,181	14,772

Operating loss	(1,765)	(1,248)	(4,555)	(5,344)

Interest income	49	142	71	294
Interest expense	(208)	(55)	(448)	(62)
Other income (expense), net	(442)	25	(441)	35

Net loss	(2,366)	(1,136)	(5,373)	(5,077)
Deemed dividend related to redeemable common stock	(106)	(78)	(217)	(155)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(6,607)	—

Net loss attributable to common shares	$(2,472)	$(1,214)	$(12,197)	$(5,232)

Net loss per common share — basic and diluted	$(0.20)	$(0.07)	$(1.04)	$(0.33)
Weighted average common shares outstanding — basic and diluted	12,280	16,384	11,728	15,938

(1) Amounts include stock-based compensation of:	$96	$13	$199	$52

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$21	$109	$43	$426
General and administrative expenses	785	3	1,609	14

	$806	$112	$1,652	$440

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(5,373)	$(5,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	937	1,018
Amortization of unearned stock-based compensation	1,851	492
Realized gain from marketable securities	—	(11)
Stock options issued to consultants for services	38	151
Stock issued to employees	226	21
Amortization of debt discount	242	—
Selling shareholder fees	439	—
Changes in operating assets and liabilities:
Accounts receivable, net	(477)	(1,226)
Inventories, net	(1,190)	(5,521)
Prepaid expenses and other assets	(1,500)	(5,167)
Other long-term assets, net	45	(126)
Accounts payable	202	(6,229)
Accrued liabilities	(274)	(2,293)

Net cash used in operating activities	(4,834)	(23,968)

Cash flows from investing activities:
Investments in marketable securities	—	(27,016)
Sales of marketable securities	—	30,125
Expenditures for property and equipment	(731)	(1,700)

Net cash (used in) provided by investing activities	(731)	1,409

Cash flows from financing activities:
Payments on capital lease obligations	(144)	(37)
Payments on note payable	(4,500)	—
Issuance of redeemable preferred stock	6,582	—
Issuance of common stock, net of issuance costs	27,522	23,968
Issuance of common stock and redeemable common stock	31	—
Payment of selling shareholder fees	(439)	—
Exercise of stock options and warrants	51	785

Net cash provided by financing activities	29,103	24,716

Net (decrease) increase in cash and cash equivalents	23,538	2,157

Cash and cash equivalents, beginning of period	3,729	11,059

Cash and cash equivalents, end of period	$27,267	$13,216

Supplemental disclosures of cash flow information:
Interest paid	$201	$37
Deemed dividend for beneficial conversion feature	$6,607	—
Deemed dividend on redeemable common stock	$217	$155
Lapse of rescission rights on redeemable common stock	$586	$1,038

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Registration Statement on Form S-1 filed on February 12, 2003 with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $943 and $2,182 during the three months ended June 30, 2002 and 2003, respectively, and $1,593 and $5,691 for the six months ended June 30, 2002 and 2003, respectively.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by a financial institution.  The financial institution has invested these funds in municipal, government, and corporate bonds at June 30, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	FairValue

U.S. government and government agency securities	$14,815	$27	$—	$14,842
Asset-backed and agency securities	98	—	(1)	97
Corporate securities	1,818	4	—	1,822
Money market securities	446	1	—	447
Mortgage based securities	1,247	—	(7)	1,240

Total	$18,424	$32	$(8)	$18,448

All marketable securities mature between 2003 and 2005.

4. SALE OF SERIES A PREFERRED STOCK

In March 2002, the Company sold approximately 959 shares of mandatorily redeemable convertible preferred stock (“preferred stock”) for approximately $6,582, net of issuance costs.  The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering (see Note 8).  As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6,607, which was calculated in accordance with Emerging Issues Task Force No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.” This beneficial conversion feature is reflected as a deemed dividend in the statement of operations.  Of the total deemed dividend recorded, $1,000 is attributable to preferred shares purchased by Haverford Internet, LLC, a related party controlled by the Company’s CEO, and $1,200 is attributable to preferred shares purchased by members of the board of directors.

5. OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three months ended June 30, 2002 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Net loss	$(2,366)	$(1,136)	$(5,373)	$(5,077)
Realized gain on marketable securities	—	(7)	—	(11)
Unrealized loss on marketable securities	—	(19)	—	(46)

Comprehensive loss	$(2,366)	$(1,162)	$(5,373)	$(5,134)

6. NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three and six month-periods ended June 30, 2002 and 2003, the effects of outstanding stock options were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,516 options and 1,102 warrants outstanding at June 30, 2003.

7. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three months ended June 30, 2002 or 2003.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2002 and 2003:

	Three months ended June 30,				Six months ended June 30,
	Direct operations	Commission operations	Warehouse operations	Consolidated	Direct operations	Commission operations	Warehouse operations	Consolidated
2002
Revenue	$11,853	$2,230	$297	$14,380	$21,882	$3,889	$676	$26,447
Cost of goods sold	10,714	516	601	11,831	19,912	948	961	21,821

Gross profit	$1,139	$1,714	$(304)	2,549	$1,970	$2,941	$(285)	4,626
Operating expenses				(4,314)				(9,181)
Other income (expense), net				(601)				(818)

Net loss				$(2,366)				$(5,373)

2003
Revenue	$25,159	$3,431	$243	$28,833	$50,121	$7,397	$479	$57,997
Cost of goods sold	22,836	1,016	178	24,030	46,144	2,071	354	48,569

Gross profit	$2,323	$2,415	$65	4,803	$3,977	$5,326	$125	9,428
Operating expenses				(6,051)				(14,772)
Other income (expense), net				112				267
Net loss				$(1,136)				$(5,077

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse.  Costs for this segment include product cost warehousing, fulfillment, credit card fees and customer service costs.

The commission segment includes revenues, direct costs and cost allocations associated with the Company’s commission-based third party commission sales and are earned from selling the merchandise of third parties over the Company’s Websites.  Costs for this segment include credit card fees and customer service costs.

The warehouse segment includes revenues, direct costs and cost allocations associated with sales made to individual consumers at the Company’s warehouse store.  Costs for this segment include product costs, warehousing and credit card fees.

Assets have not been allocated between the segments for management purposes, as such, they are not presented here.

During the three and six month periods ended June 30, 2003 and 2002, virtually all sales were made to customers in the United States of America.  No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At June 30, 2003, all of the Company’s fixed assets were located in the United States of America.

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

	Quarted ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Net loss, as reported	$(2,366)	$(1,136)	$(5,373)	$(5,077)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	968	125	2,077	513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,167)	(536)	(2,428)	(1,342)

Pro forma net loss	$(2,565)	$(1,547)	$(5,724)	$(5,906)

Net loss per common share
Basic and diluted - as reported	$(0.20)	$(0.07)	$(1.04)	$(0.33)
Basic and diluted - pro forma	$(0.22)	$(0.10)	$(1.07)	$(0.38)

10. COMMITMENTS AND CONTINGENCIES

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  In February 2002, Microsoft Corporation filed a complaint against the Company alleging that the Company had distributed counterfeit and otherwise unauthorized Microsoft software in violation of federal copyright and trademark law and related state laws.  Effective April 18, 2003, the Company entered a settlement agreement with Microsoft that settled and resolved all claims between the companies.  Company management currently believes that resolution of its outstanding legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

11. INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of

Delaware.  The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite.  In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  As such, the Company is unable to estimate with any reasonableness its potential exposure under these items.  The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.  The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.  The Company carries specific and general liability insurance policies that the Company believes would, in most circumstances, provide some, if not total recourse to any claims arising from these indemnifications.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10—Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and commission revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding  the potential for growth in our customer base; our beliefs and intentions regarding our expansion into the B2B liquidation market and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains, including Safeway, and other businesses; development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs about provisions in our charter documents and Delaware law; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Our revenue is comprised of direct revenue, commission revenue and warehouse revenue.  Direct revenue includes sales made to individual consumers and businesses (B2C), which are fulfilled from our warehouse in Salt Lake City, Utah.  Business-to-business (B2B) sales are generated when we contact retailers and offer them our merchandise below wholesale prices.  After relationships are established with a B2B client, the client sometimes places subsequent orders directly through our B2B Website.  Our B2B calling effort began in October 2001, so our historical direct revenue has predominantly been based on individual consumer purchases made directly through our consumer Website.  In February 2002, we implemented a policy intended to reduce the number of returned products.  This new policy provides that we will not accept product returns initiated more than fifteen days after purchase.

Our commission revenue is derived from two sources, consumer commission revenue and B2B commission revenue.  Consumer commission revenue is generated when we receive commissions for selling the merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our consumer Website.  We do not own or physically handle the merchandise for these transactions, as the entities with which we have a commission-based, third party relationship ship the products directly to the end customer.  Similar to the manner in which we generate consumer commission revenue, we generate B2B commission revenue when we receive commissions for selling the merchandise of third parties through our B2B Website.

Beginning July 1, 2003, we changed our customer service and return policies and procedures related to sales transactions from our fulfillment partners to improve the overall shopping experience for our customers.  All customer returns will now be handled through our Salt Lake City warehouse, and the reselling of these returned products will be fulfilled through our warehouse (historically, these fulfillment partners handled their respective returns).  As a result of these changes, beginning July 1, 2003, we will be considered the primary obligor for these sales transactions and will assume risk of loss on returned inventory.  Therefore, we will record revenue from sales transactions from our fulfillment partners on a gross basis, instead of net (historically, only the net commission of the sales transaction was recorded as revenue).

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

Due to the change in the recording of revenue generated from sales transactions from our fulfillment partners described above (recorded gross instead of net), beginning July 1, 2003, we anticipate that gross margins on these sales will more closely resemble the gross margins we receive from our direct revenue.  Cost of goods sold on future sales transactions from our fulfillment partners will include the cost of the product, outbound freight, warehouse handling costs, credit card fees and customer service costs.  Therefore, we anticipate that overall blended gross margins going forward will be significantly lower than they have historically been.  Gross profit dollars generated from these sales, however, will be unaffected by this change.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities.  Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities.  For example, our advertising expense totaled approximately $943,000 and $2.2 million during the three months ended June 30, 2002 and 2003, respectively, and $1.6 million and $5.7 million during the six months ending the same dates.  Sales and marketing expenses will change in future periods on an absolute dollar basis in relation to the extent of our online marketing efforts.

General and administrative expenses consist of payroll and related expenses for executive, accounting, legal, technical support and administrative personnel, professional fees, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception.  We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding their realizability.

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

Revenue recognition.  We derive our revenue from three sources:  (i) direct revenue, which consist of individual sales made to consumers and businesses; (ii) revenue generated through fulfillment partners, which includes consumer commission revenue and B2B commission revenue; and (iii) warehouse revenue, derived from liquidation sales of residual products from large bulk purchases of inventory.  Both direct revenue and commission revenue are recorded net of returns as well as coupons redeemed by customers, and other discounts.  For commission revenue, we only recognize the commission portion of the sale of merchandise owned by third parties, because we are acting as an agent in such transactions.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

Beginning July 1, 2003, we changed our customer service and return policies and procedures related to sales transactions from our fulfillment partners to improve the overall shopping experience for our customers.  All customer returns will now be handled through our Salt Lake City warehouse, and the reselling of these returned products will be fulfilled through our warehouse (historically, these fulfillment partners handled their respective returns).  As a result of these changes, beginning July 1, 2003, we will be considered the primary obligor for these sales transactions and will assume risk of loss on returned inventory.  Therefore, we will record revenue from sales transactions from our fulfillment partners on a gross basis, instead of net (historically, only the net commission of the sales transaction was recorded as revenue).

Reserve for returns and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue.  Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period.  The reserve for returns was $410,000 at June 30, 2003.

Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our inventory balance was $19.5 million, net of allowance for obsolescence or damaged inventory of $1.0 million as of June 30, 2003.  If we underestimate our reserves or allowances, our gross margins, and net income, if any, will be overstated (or our net loss, if any, will be understated).  Contrarily, if we overstate our reserves or allowances, our gross margins and net income, if any, will be understated (or our net loss, if any, will be overstated).

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of June 30, 2003, we have recorded a full valuation allowance of $23.2 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Effective January 1, 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually.  Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  There were no impairments of goodwill or long-lived assets during 2002 or 2003.  Net intangible assets, long-lived assets and goodwill amounted to $3.2 million as of June 30, 2003.  We evaluated our intangible assets and determined that all such assets other than goodwill have determinable lives.

Results of Operations — 2003 compared to 2002

Revenue

Total revenue was $28.8 million for the three-month period ended June 30, 2003, a 101% increase from the $14.4 million recorded in the same period in 2002.  For the six-month period ended June 30, 2003, total revenue increased to $58.0 million from $26.4 million, a 119% increase.  The increase in total revenue was primarily a result of the growth of our B2C business as our customer base continues to expand from increased marketing efforts, increased sales to other businesses, including Safeway, Inc, as well as an increase in the number of both direct and commission orders.  Gross merchandise sales totaled $51.3 million and $26.5 million for the three-month periods ended June 30, 2003 and 2002, respectively, representing an increase of 94%.  For the six-month period ended June 30, 2003, gross merchandise sales increased to $103.6 million from $48.5 million, a 114% increase.  Gross merchandise sales differ from revenue reported under generally accepted accounting principles (“GAAP”) in that gross merchandise sales represent the gross sales price of goods sold by the Company, including those sales for which the Company only reports a commission under GAAP.

Reconciliation of total revenue (GAAP) to gross merchandise sales (non-GAAP)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003

Total revenue	$14,380	$28,833	$26,447	$57,997
Add: Obligations payable to third parties upon sale of third-party merchandise	9,474	19,399	16,505	39,926
Add: Sales returns and discounts	2,651	3,083	5,542	5,662

Gross merchandise sales (non-GAAP)	$26,505	$51,315	$48,494	$103,585

Direct revenue increased from $11.9 million for the three months ended June 30, 2002 to $25.2 million for the three months ended June 30, 2003, a growth of 112%.  Direct revenue also increased 129% from $21.9 million for the six months ended June 30, 2002 to $50.1 million for the six months ended June 30, 2003.  This increase is primarily due to the increase in the number of our B2C orders enhanced by B2C marketing efforts and progressive growth in our B2B business.

Revenue for our commission-based operations was $3.4 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively, representing growth of 54%.  The slowing of growth in commission-based revenue over the prior year quarter is due primarily to an increase in sales of media products (which include books, music, videos and other similar products) as a percentage of total commission-based sales, as media sales have historically had much lower commissions than other product categories.  For the six months ended June 30, 2003 and 2002, commission-based revenue was $7.4 million and $3.9 million, respectively, representing growth of 90%.  The overall six-month growth was due to an increase in the number of commission-based products offered for sale on our Websites as a percent of the total product selection and increased marketing efforts.

Beginning July 1, 2003, we changed our customer service and return policies and procedures related to sales transactions from our fulfillment partners to improve the overall shopping experience for our customers.  All customer returns will now be handled through our Salt Lake City warehouse, and the reselling of these returned products will be fulfilled through our warehouse (historically, these fulfillment partners handled their respective returns).  As a result of these changes, beginning July 1, 2003, we will be considered the primary obligor for these sales transactions and will assume risk of loss on returned inventory.  Therefore, we will record revenue from sales transactions from our fulfillment partners on a gross basis, instead of net (historically, only the net commission of the sales transaction was recorded as revenue).

We recorded warehouse revenue of $243,000 during the second quarter of 2003 compared to warehouse revenue of $297,000 for the same period in 2002.  For the six-month periods ended June 30, 2003 and 2002, we recorded warehouse revenue of $479,000 and $676,000, respectively.  For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory during the latter end of the first quarter and the first part of the second quarter of 2002.  Warehouse revenue in 2003 reflects the sales from our permanent warehouse store at our warehouse facility in Salt Lake City.

Cost of goods sold

Cost of goods sold was $24.0 million or 83% of total revenue for the second quarter of 2003, compared to $11.8 million, or 82% of total revenue during the second quarter of 2002.  This correlates to gross margins of 17% and 18% for the three months ended June 30, 2003 and 2002, respectively.  Cost of goods sold also includes stock-based compensation of $13,000 and $96,000 for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, cost of goods sold totaled $48.6 million and 21.8 million, representing gross margins of 16% and 17%, respectively.  Gross profits for our direct operations increased to $2.3 million and $4.0 million, from $1.1 million and $2.0 million, for the three and six months ended June 30, 2003 and 2002, respectively.  Gross profits for our direct operations as a percentage of direct revenue decreased from 10% for the quarter ended June 30, 2002 to 9% for the quarter ended June 30, 2003 and 9% for the six months ended June 30, 2002 to 8% for the six months ended June 30, 2003.  Our commission operations generated gross profits of $2.4 million (70% margins) and $1.7 million (77% margins) for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, our commission-based operations generated gross profits of $5.3 million (72% margins) and $2.9 million (76% margins), respectively.

For both our direct and commission operations, the increase in cost of goods sold as a percentage of total revenue, and the resulting decrease in gross margins, are primarily a result of the growth of our media business which has lower margins than other product offerings.  In addition, during the last half of the first quarter of 2003, consumer spending behavior changed, and in an effort to maintain sales momentum, we lowered prices which also led to lower margins.

Due to the change in the recording of revenue generated from sales transactions from our fulfillment partners described above (recorded gross instead of net), beginning July 1, 2003, we anticipate that gross margins on these sales will more closely resemble the gross margins we receive from our direct revenue.  Cost of goods sold on future sales transactions from our fulfillment partners will include the cost of the product, outbound freight, warehouse handling costs, credit card fees and customer service costs.  Therefore, we anticipate that overall blended gross margins going forward will be significantly lower than they have historically been.  Gross profit dollars generated from these sales, however, will be unaffected by this change.

Operating expenses

Sales and marketing.  Sales and marketing expenses were $2.6 million and $1.3 million, representing 9% of total revenue for the three months ended June 30, 2003 and 2002, respectively.  For the six months ended June 30, 2003 and 2002, sales and marketing expenses totaled $6.4 million and $2.5 million, respectively, representing 11% and 10% for the corresponding periods.  The increased marketing dollars reflects increased online marketing efforts.  The increase in sales and marketing expense as a percentage of total revenue is primarily a reflection of advertising programs that became less effective during the first quarter of 2003, as vendors made changes that reduced the value of their advertising product.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar online or offline branding agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $3.4 million and $2.2 million for the three months ended June 30, 2003 and 2002, respectively, representing 12% and 15% of total revenue for the corresponding periods.  Included in general and administrative expenses are insurance proceeds received in the second quarter relating to the settlement of litigation with Microsoft that occurred in the first quarter of 2003.  For the six months ended June 30, 2003 and 2002, general and administrative expenses totaled $7.9 million and $5.0 million, respectively, representing 14% and 19% for the corresponding periods.  The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable to additional infrastructure, costs associated with our experimental relationship with a refurbishing company, and increased personnel costs from increased headcount as well as legal expenses that included the settlement of the Microsoft litigation offset by insurance proceeds received relating to this settlement.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock.  Since the initial public offering, the Company has not granted any additional stock options below fair market value.  Amortization of stock-based compensation was approximately $112,000 and $806,000 for the three months ended June 30, 2003 and 2002, respectively and $440,000 and $1.7 million for the six months ended June 30, 2003 and 2002, respectively.

Non-operating income

Interest income was $142,000 during the quarter ended June 30, 2003 versus $49,000 during the quarter ended June 30, 2002.  For the six-month period ended June 30, 2003, interest income was $294,000 compared to $71,000 recorded in the same period in 2002.  The increase in interest income resulted from our increased cash and cash equivalents and marketable securities received from our public offerings.  Interest expense decreased from $208,000 to $55,000 for the quarters ended June 30, 2002 and 2003, respectively.  Interest expense also decreased from $448,000 for the six-month period ended June 30, 2002 to $62,000 recorded in the same period of 2003.  Interest expense decreased as a result of our debt elimination.  Other income (expense), net resulted in the recognition of income of $25,000 for the quarter ended June 30, 2003 and expense of $442,000 for the quarter ended June 30, 2002.  For the six-month periods ended June 30, 2003 and 2002, other income (expense), net resulted in income of $35,000 and expense of $441,000, respectively.

We incurred net operating losses during the quarters ended June 30, 2003 and 2002, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of June 30, 2003, we had $43.2 million of net operating loss carryforwards, of which $14.4 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003.  The Company is currently evaluating the effects this statement may have on its financial statements.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003	$29,164	$28,833	N/A	N/A

2002	12,067	14,380	$23,808	$41,529

2001	9,578	7,407	8,744	14,274

2000	2,257	3,795	4,339	15,132

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  Additionally, in February 2003, we completed our follow-on offering pursuant to which we received approximately $24.0 million in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $13.2 million at June 30, 2003.  We also had marketable securities of $18.4 million at June 30, 2003.

Our operating activities resulted in net cash outflows of $24.0 million and $4.8 million for the six months ended June 30, 2003 and 2002, respectively.  The primary use of cash and cash equivalents during the six months ended June 30, 2003 was to fund our normal operations, including net losses, and changes in accounts receivable, inventories, prepaid assets, accounts payable and accrued liabilities.

Cash used in investing activities included expenditures for property and equipment and investments in marketable securities, offset by sales of marketable securities.  During the six months ended June 30, 2003 and 2002 cash provided by (used in) investing activities amounted to $1.4 million and $(731,000), respectively.

Net cash provided by financing activities during the six months ended June 30, 2003 was $24.7 million, consisting primarily of net proceeds of $24.0 million received from our follow-on public offering which occurred in February 2003 and approximately $785,000 received from the exercise of stock options and warrants.  Net cash provided by financing activities during the six months ended June 30, 2002 was $29.1 million, consisting primarily of proceeds from our initial public offering in May 2002 and the issuance of preferred stock in March 2002, offset by the repayment of $4.5 million of notes payable.  On March 4, 2002, we sold 958,612 shares of our Series A redeemable, convertible, preferred stock at $6.89 per share for $6.6 million, net of issuance costs.  As the fair value of the common stock to be received upon conversion of the preferred stock was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in a non-cash charge of approximately $6.6 million which was recorded in the first quarter of 2002.  This non-cash charge was recorded as a deemed dividend, of which $3.7 million is attributable to shares sold to the following related parties;

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of June 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	186	87	63	36	—
Operating leases	4,265	1,536	2,303	426	—
Total contractual cash obligations	$4,451	$1,623	$2,366	$462	$—

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Redeemable common stock	3,480	596	881	2,003	—
Total commercial commitments	$3,480	$596	$881	$2,003	$—

15

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $1.2 million and $2.5 million for the quarters ended June 30, 2003 and 2002, respectively.  As of June 30, 2003, and December 31, 2002, our accumulated deficit was $60.9 million and $55.7 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

We will continue to incur significant operating expenses and capital expenditures as we:

• enhance our distribution and order fulfillment capabilities;

• further improve our order processing systems and capabilities;

• develop enhanced technologies and features;

• expand our customer service capabilities to better serve our customers’ needs;

• expand our product offerings;

• rent additional warehouse and office space;

• increase our general and administrative functions to support our operations; and

• increase our sales branding and marketing activities, including maintaining existing or entering into new online marketing arrangements requiring upfront payments or entering into off-line marketing arrangements requiring upfront or significant payments.

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

• entering into new lines of products;

• loss of significant B2B customer, including Safeway;

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

Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites. We expect to rely on these relationships as significant sources of traffic to our Websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our existing online marketing agreements require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner.  We may in the future engage in more traditional off-line branding and advertising campaigns.  Such campaigns are often expensive and may not result in the cost effective acquisition of customers.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our Chief Executive Officer and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees.  The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have long-term employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies.  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

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

During the quarter ended June 30,2003, we had commission-based relationships with approximately 190 third parties whose products we offer for sale on our Websites.  At June 30, 2003, these products accounted for approximately 63% of the products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new commission-based relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

Our long-term strategic plan involves expansion into the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. and possible expansion into additional markets and product lines.  We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing or maintaining agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc.  To date, we have expended significant financial and management resources developing our B2B operations. Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  Furthermore, the exclusivity provisions of our Safeway agreement prevents us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories, which may adversely affect our ability to grow and expand our B2B business. In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.  In addition, we may pursue the acquisition of new or complementary businesses or technologies.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  We may expand the number of categories of products we carry on our website, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

We allow our customers to return products and beginning in July 1, 2003, we have begun to accept returns of products sold through our fulfillment partners.  Our ability to handle a large volume of returns is unproven.  In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers.  If merchandise returns are significant, our business, financial condition and results of operations could be harmed.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.5 million at June 30, 2003.

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

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR.  The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents.  On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, the parties agreed to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice.  The parties each reserve all claims and counterclaims.  Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available.  As a result, these types of claims could harm our business.

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

At June 30, 2003, we had $31.7 million in cash and marketable securities.  At that same date we had no notes payable.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  All of our cash equivalents and marketable securities are designated as available-for-sale securities and, accordingly, are presented at fair value on our balance sheets.  We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds.  Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

ITEM 4.                                           CONTROLS AND PROCEDURES

Based on their evaluation of the company’s disclosure controls and procedures as of June 30, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.  During the three-month period ended June 30, 2003, there were no changes in the company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                           LEGAL PROCEEDINGS

From time to time, we receive and/or assert claims and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, results of operations and financial condition.

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

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, the parties agreed to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice.  The parties each reserve all claims and counterclaims.

ITEM 2.                                           CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 29, 2003.  A total of 14,436,979 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 88% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the two proposals set forth in our definitive Proxy Statement, dated March 21, 2003.

The first proposal related to the election of two (2) Class I directors of Overstock.com, Inc., to serve a term of three (3) years and hold office until their respective successors have been elected and qualified or until their following nominees for reelection as directors.  The nominees were each elected and received, the following votes:

Director	For	Withheld
John A. Fisher	14,380,019	56,960
Patrick M. Byrne	14,012,066	424,913

The second proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2003.  This proposal was approved with 14,406496 shares of the Company’s common stock that voted at the meeting voting in favor of, 30,483 shares voting against, and no shares abstaining from ratification of the appointment of PricewaterhouseCoopers LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2003.

ITEM 5.                                           OTHER INFORMATION

On April 28, 2003, Jason C. Lindsey, our Chief Financial Officer was named President and Chief Financial Officer.

ITEM 6.                                           EXHIBITS AND REPORTS ON FORM 8-K

(a)                                          Exhibits

31                              Rule 13a-15(d)/15d-15(d) Certifications

32                              Section 1350 Certifications

10.31               Old Mill Corporate Center Second Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated March 31, 2003.

(b)                                          Reports on Form 8-K

Form 8-K filed on April 28, 2003 to announce earnings results for the quarterly period ending March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ Jason C. Lindsey
Jason C. Lindsey
President and Chief Financial Officer

Dated: August 12, 2003