Form 10-Q
period 2003-09-30
OVERSTOCK COM INC
filed 2003-11-13
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐

There were 16,446,585 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 11, 2003.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,059	$2,950
Marketable securities	21,603	17,764
Accounts receivable, net	6,994	7,678
Inventories, net	13,954	24,945
Prepaid expenses and other assets	2,333	10,210

Total current assets	55,943	63,547

Property and equipment, net	4,945	7,852
Goodwill	2,784	2,784
Other long-term assets, net	284	387

Total assets	$63,956	$74,570

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,731	$8,435
Accrued liabilities	6,409	5,467
Capital lease obligations, current	124	87

Total current liabilities	20,264	13,989
Capital lease obligations, non-current	58	99

Total liabilities	20,322	14,088

Commitments and contingencies

Redeemable common stock, $0.0001 par value, 683 shares and 460 shares issued and outstanding as of December 31, 2002 and September 30, 2003, respectively	4,363	2,929

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 13,866 shares and 16,011 shares issued as of December 31, 2002 and September 30, 2003, respectively	1	2
Additional paid-in capital	97,282	123,373
Accumulated deficit	(55,666)	(64,621)
Unearned stock-based compensation	(2,327)	(1,095)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive income	81	(6)

Total stockholders’ equity	39,271	57,553

Total liabilities, redeemable securities and stockholders’ equity	$63,956	$74,570

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Direct revenue	$20,759	$29,011	$42,641	$79,132
Fulfillment partner revenue	2,857	28,504	6,746	35,901
Warehouse revenue	192	273	868	752

Total revenue	23,808	57,788	50,255	115,785

Cost of goods sold (1)	19,238	53,537	41,059	102,106

Gross profit	4,570	4,251	9,196	13,679

Operating expenses:
Sales and marketing expenses (2)	2,083	3,855	4,615	10,275
General and administrative expenses (2)	2,372	4,059	7,369	11,971
Amortization of stock-based compensation	674	171	2,326	611

Total operating expenses	5,129	8,085	14,310	22,857

Operating loss	(559)	(3,834)	(5,114)	(9,178)

Interest income	229	98	300	392
Interest expense	(7)	(8)	(455)	(70)
Other income (expense), net	63	79	(378)	114

Net loss	(274)	(3,665)	(5,647)	(8,742)
Deemed dividend related to redeemable common stock	(97)	(58)	(314)	(213)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(6,607)	—

Net loss attributable to common shares	$(371)	$(3,723)	$(12,568)	$(8,955)

Net loss per common share — basic and diluted	$(0.03)	$(0.23)	$(0.99)	$(0.56)
Weighted average common shares outstanding — basic and diluted	14,447	16,419	12,644	16,100

(1) Amounts include stock-based compensation of:	$93	$20	$291	$73

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$21	$5	$64	$19
General and administrative expenses	653	166	2,262	592

	$674	$171	$2,326	$611

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net loss	$(5,647)	$(8,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,401	1,603
Amortization of unearned stock-based compensation	2,617	684
Realized gain from marketable securities	(29)	(14)
Stock options issued to consultants for services	(29)	70
Stock issued to employees for services	75	21
Amortization of debt discount	242	—
Selling shareholder fees	439	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,183)	(684)
Inventories, net	(3,328)	(10,991)
Prepaid expenses and other assets	(3,327)	(7,877)
Other long-term assets, net	169	(126)
Accounts payable	3,942	(5,296)
Accrued liabilities	632	(942)

Net cash used in operating activities	(6,026)	(32,294)

Cash flows from investing activities:
Investments in marketable securities	(17,142)	(39,360)
Sales of marketable securities	—	43,126
Expenditures for property and equipment	(1,175)	(4,367)

Net cash (used in) provided by investing activities	(18,317)	(601)

Cash flows from financing activities:
Payments on capital lease obligations	(210)	(116)
Payments on note payable	(4,500)	—
Issuance of redeemable preferred stock	6,582	—
Issuance of common stock, net of issuance costs	26,140	23,968
Issuance of common stock and redeemable common stock	31	—
Payment of selling shareholder fees	(439)	—
Exercise of stock options and warrants	352	934

Net cash provided by financing activities	27,956	24,786

Net (decrease) increase in cash and cash equivalents	3,613	(8,109)

Cash and cash equivalents, beginning of period	3,729	11,059

Cash and cash equivalents, end of period	$7,342	$2,950

Supplemental disclosures of cash flow information:
Interest paid	$209	$44
Deemed dividend for beneficial conversion feature	$6,607	—
Deemed dividend on redeemable common stock	$314	$213
Lapse of rescission rights on redeemable common stock	$156	$1,647

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Registration Statement on Form 10-K filed on February 21, 2003 with the Securities and Exchange Commission.  The accompanying unaudited consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.  ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $1,684 and $3,495 during the three months ended September 30, 2002 and 2003, respectively, and $3,277 and $9,186 for the nine months ended September 30, 2002 and 2003, respectively.

3.  MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by a financial institution.  The financial institution has invested these funds in municipal, government, and corporate bonds at September 30, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$15,113	$18	$(7)	$15,124
Corporate securities	1,393	2	—	1,395
Money market securities	247	1	—	248
Mortgage based securities	1,005	—	(8)	997

Total	$17,758	$21	$(15)	$17,764

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

5.  OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three and nine months ended September 30, 2002 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Net loss	$(274)	$(3,665)	$(5,647)	$(8,742)
Realized gain on marketable securities	(29)	(3)	(29)	(14)
Unrealized loss on marketable securities	—	(27)	—	(73)

Comprehensive loss	$(303)	$(3,695)	$(5,676)	$(8,829)

6.  NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing the net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three and nine month-periods ended September 30, 2002 and 2003, the effects of outstanding stock options were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,618 options and 1,093 warrants outstanding at September 30, 2003.

7.  BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three and nine month periods ended September 30, 2002 or 2003.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2002 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	Direct operations	Fulfillment partner operations	Warehouse operations	Consolidated	Direct operations	Fulfillment partner operations	Warehouse operations	Consolidated
2002
Revenue	$20,759	$2,857	$192	$23,808	$42,641	$6,746	$868	$50,255
Cost of goods sold	18,425	600	213	19,238	38,337	1,548	1,174	41,059

Gross profit	$2,334	$2,257	$(21)	4,570	$4,304	$5,198	$(306)	9,196
Operating expenses				(5,129)				(14,310)
Other income (expense), net				285				(533)

Net loss				$(274)				$(5,647)

2003
Revenue	$29,011	$28,504	$273	$57,788	$79,132	$35,901	$752	$115,785
Cost of goods sold	26,468	26,863	206	53,537	72,612	28,934	560	102,106

Gross profit	$2,543	$1,641	$67	4,251	$6,520	$6,967	$192	13,679
Operating expenses				(8,085)				(22,857)
Other income (expense), net				169				436

Net loss				$(3,665)				$(8,742)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse.  Costs for this segment include product costs, inbound freight, warehousing, and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites.  Prior to July 1, 2003, this was reported as the “commission revenue” segment, as only the commission portion of the sales transactions were recorded as revenue (i.e., recorded “net”).  The costs for the previous commission segment only included credit card fees and customer service costs.  From July 1, 2003 forward, due to a change in the company’s business practices, including the partner sales return process, these sales transactions are now recorded gross. As a result, this segment’s name has been changed to the “fulfillment partner” segment, and the costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

The warehouse segment includes revenues, direct costs and cost allocations associated with sales made to individual consumers at the Company’s warehouse store.  Costs for this segment include product costs, warehousing and credit card fees.

Assets have not been allocated between the segments for management purposes, as such, they are not presented here.

During the three and nine month periods ended September 30, 2003 and 2002, virtually all sales were made to customers in the United States of America.  No individual geographical area accounted for more than 10% of net sales in any of the periods presented.  At September 30, 2003, all of the Company’s fixed assets were located in the United States of America.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Net loss, as reported	$(274)	$(3,665)	$(5,647)	$(8,742)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	616	192	2,692	705
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,008)	(711)	(3,538)	(2,053)

Pro forma net loss	$(666)	$(4,184)	$(6,493)	$(10,090)

Net loss per common share
Basic and diluted - as reported	$(0.03)	$(0.23)	$(0.99)	$(0.56)
Basic and diluted - pro forma	$(0.05)	$(0.26)	$(1.06)	$(0.64)

10.  COMMITMENTS AND CONTINGENCIES

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws.  The complaint seeks damages in an unspecified amount and injunctive relief.  Although we believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in its early stages, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages. Company management currently believes that resolution of its outstanding legal matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

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

Overview

Overstock.com offers discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods, media, apparel and designer accessories.  Our company is based in Salt Lake City, Utah, and was founded in 1997.

Our revenue is comprised of direct revenue, fulfillment partner revenue (formerly “commission revenue”) and warehouse revenue.  Direct revenue includes sales made to individual consumers and businesses (B2C), which are fulfilled from our warehouse in Salt Lake City, Utah.  Business-to-business (B2B) sales are generated when we contact retailers and offer them our merchandise below wholesale prices.  After relationships are established with a B2B client, the client sometimes places subsequent orders directly through our B2B Website.  Our B2B business began in October 2001, so our historical direct revenue has predominantly been based on individual consumer purchases made directly through our consumer Website.  In February 2002, we implemented a policy intended to reduce the number of returned products.  This new policy provides that we will not accept product returns initiated more than fifteen days after purchase, except during the Christmas holiday buying season, during which time the policy becomes more liberal to accommodate gift returns.

Fulfillment partner revenue is derived from two sources, B2C fulfillment partner revenue and B2B fulfillment partner revenue.  B2C fulfillment partner revenue is generated when we sell the merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our consumer Website.  Previous to July 1, 2003, we did not own or physically handle the merchandise for these transactions, as the entities with which we have a third party relationship shipped the products directly to the end customer and handled all customer returns related to these sales.  As a result, our fulfillment partner revenue was previously referred to as commission revenue, as only the commission portion of sales transactions were recorded as revenue (i.e., recorded “net”).  From July 1, 2003 forward, we began accepting all customer returns from our fulfillment partner sales at our warehouse in Salt Lake City.  Therefore, all customer returns are now our responsibility and are handled through our Salt Lake City warehouse, and the reselling of these returned products are now fulfilled through our warehouse.  As a result of these changes, we are now considered to be the primary obligor for these sales transactions and assume risk of loss on returned inventory.  Therefore, we now record revenue from sales transactions from our fulfillment partners on a gross basis.  Similar to the manner in which we generate B2C fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website.

Both direct and fulfillment partner revenue are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending.  We anticipate this will continue in the foreseeable future.  We have achieved the majority of our historical growth from internal operations.

Our warehouse revenue is derived from sales that liquidate products that cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors.  Historically, we held our warehouse sales in various physical locations.  Since the fourth quarter of 2002, we have operated a warehouse store in our Salt Lake City warehouse facility for customers to buy certain products directly.  Sales from our warehouse store in 2002 accounted for less than 2% of total revenue.  We do not anticipate revenue from our warehouse store for 2003 to be more than 2% of total revenue.

Cost of goods sold for direct revenue primarily consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs.  For fulfillment partner revenue, cost of goods sold includes the cost of the product, warehousing and fulfillment costs, credit card fees and customer service costs.  Prior to July 1, 2003, when only a commission was recorded as revenue on these sales, cost of goods sold only included credit card fees and customer service costs.  Previously, as fulfillment partner revenue grew in relation to direct revenue, gross margins improved because third party commission revenue had higher gross margins than those from direct sales.  However, now that these revenues are recorded on a gross basis, gross margins on fulfillment partner sales have decreased significantly, and now more closely resemble the gross margins we receive from our direct revenue.  Therefore, due to this change, we anticipate that overall blended gross margins from the third quarter of 2003 going forward will be significantly lower than they have historically been.  Additionally, B2B direct and B2B fulfillment partner gross margins are typically less than B2C direct and B2C fulfillment partner gross margins.  Therefore, future overall gross margins will be impacted by the blend of net revenues from all sales channels.  Cost of goods sold also includes stock-based compensation for customer service and warehouse-related personnel for each period.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities.  Advertising expense is the largest component of our sales and marketing expenses and has historically been primarily attributable to expenditures related to online marketing activities.  However, in the third quarter of 2003, the company initiated a national radio and television advertising campaign, which accounted for approximately $750,000 of the advertising expense in the third quarter 2003.  We anticipate that this campaign will account for a significant portion of the advertising expense in the fourth quarter of 2003 as well.  Our advertising expense totaled approximately $1.7 million and $3.5 million during the three months ended September 30, 2002 and 2003, respectively, and $3.3 million and $9.2 million during the nine months ending the same dates.  Sales and marketing expenses will change in future periods on an absolute dollar basis in relation to the extent of our online and offline marketing efforts.

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

Revenue recognition.  We derive our revenue from three sources:  (i) direct revenue, which consist of individual sales made to consumers (B2C) and businesses (B2B); (ii) revenue generated through fulfillment partners, which includes B2C fulfillment partner revenue and B2B fulfillment partner revenue; and (iii) warehouse revenue, derived from liquidation sales of residual products from large bulk purchases of inventory.  Both direct revenue and fulfillment partner revenue are recorded net of returns as well as coupons redeemed by customers, and other discounts.  Previous to the third quarter of 2003, we only recognized the commission portion of the sale of merchandise owned by third parties, as we were only acting as an agent in such transactions.  For this reason, fulfillment partner revenue was previously reported as “commission revenue”.

On July 1, 2003, we changed our customer service and return policies and procedures related to sales transactions from our fulfillment partners to improve the overall shopping experience for our customers.  All customer returns are now handled through our Salt Lake City warehouse, and the returned products are our responsibility, and are resold and fulfilled through our warehouse (historically, these fulfillment partners handled their respective returns).  As a result of these changes, since July 1, 2003, we are considered to be the primary obligor for these sales transactions and assume risk of loss on returned inventory.  Therefore, we now record revenue from sales transactions from our fulfillment partners on a gross basis, instead of net (historically, only the net commission of the sales transaction was recorded as revenue), and will now refer to this revenue from the third quarter 2003 forward in our segment reporting as “fulfillment partner revenue”.  As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

We evaluate the criteria outlined in Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions.  Generally, when we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross as a principal.  If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we generally record the net amount as commissions earned.

Reserve for returns and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue.  Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period.  The reserve for returns was $585,000 at September 30, 2003.

Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  Our inventory balance was $24.9 million, net of allowance for obsolescence or damaged inventory of $1.0 million as of September 30, 2003.  If we underestimate our reserves or allowances, our gross margins, and net income, if any, will be overstated (or our net loss, if any, will be understated).  Contrarily, if we overstate our reserves or allowances, our gross margins and net income, if any, will be understated (or our net loss, if any, will be overstated).

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  As of September 30, 2003, we have recorded a full valuation allowance of $24.6 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses.  The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Effective January 1, 2002, we adopted SFAS No. 142 Goodwill and Other Intangible Assets.  Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually.  Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  There were no impairments of goodwill or long-lived assets during 2002 or 2003.  Net intangible assets, long-lived assets and goodwill amounted to $3.2 million as of September 30, 2003.  We evaluated our intangible assets and determined that all such assets other than goodwill have determinable lives.

Results of Operations — 2003 compared to 2002

Revenue

Beginning July 1, 2003, customer returns from sales shipped by our fulfillment partners are returned directly to us and processed through our Salt Lake City warehouse, rather than returned to our fulfillment partners, as they previously were.  We made the decision to change this policy to have more control over the Overstock customer shopping experience, as we believe that a seamless customer experience is key to creating loyal, long-term customers.  By accepting returns at our warehouse, we can verify that fulfillment partner products are being packaged and shipped to our standards.  Additionally, as customer returns are now all shipped to one location, the process is much more simple and convenient for our customers.

As a result of this change in business practices, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done.  Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States (“GAAP”) will increase significantly from our results as reported in previous SEC filings.  As a result, for this quarter and the next three quarters (through the second quarter 2004), we believe that for year-over-year comparison purposes, gross merchandise sales (non-GAAP) comparisons may be more informative than GAAP revenue comparisons, as the gross merchandise sales were not affected by the change in business practices.

Total revenue was $57.8 million for the three-month period ended September 30, 2003, a 143% increase from the $23.8 million recorded in the same period in 2002.  For the nine-month period ended September 30, 2003, total revenue increased to $115.8 million from $50.3 million, a 130% increase.  Total revenue increased significantly primarily due to the change in our fulfillment partner returns policy as described above.  The increase was also a result of the growth of our B2C business as our customer base continues to expand from increased marketing efforts, including the initiation of a nationwide television and radio advertising campaign,  as well as increased sales to other businesses, and an increase in the number of both direct and fulfillment partner orders.  Gross merchandise sales totaled $61.0 million and $38.8 million for the three-month periods ended September 30, 2003 and 2002, respectively, representing an increase of 57%.  For the nine-month period ended September 30, 2003, gross merchandise sales increased to $164.6 million from $87.3 million, an 89% increase.  Gross merchandise sales differ from GAAP revenue in that gross merchandise sales represent the gross sales price of goods sold by the Company before returns and sales discounts, including those sales for which the Company only reports a commission under GAAP.

Reconciliation of total revenue (GAAP) to gross merchandise sales (non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003

Total revenue	$23,808	$57,788	$50,255	$115,785
Add: Obligations payable to third parties upon sale of third-party merchandise	12,488	—	28,993	39,926
Add: Sales returns and discounts	2,476	3,230	8,018	8,892

Gross merchandise sales (non-GAAP)	$38,772	$61,018	$87,266	$164,603

Direct revenue increased from $20.8 million for the three months ended September 30, 2002 to $29.0 million for the three months ended September 30, 2003, a growth of 40%.  Direct revenue also increased 86% from $42.6 million for the nine months ended September 30, 2002 to $79.1 million for the nine months ended September 30, 2003.  This increase is primarily due to the increase in the number of our B2C orders enhanced by increased B2C marketing efforts and progressive growth in our B2B business, excluding Safeway.  Safeway has historically been our largest B2B customer, accounting for approximately 9% of total revenue during the third quarter of 2003.  However, during the third quarter 2003, we elected to provide Safeway with a notice of non-renewal of our existing agreement with them that expires during the first quarter of 2004. Therefore, we anticipate sales to Safeway will decrease in future quarters.

Revenue for our fulfillment partner (formerly “commission”) operations was $28.5 million and $2.9 million for the three months ended September 30, 2003 and 2002.  For the nine months ended September 30, 2003 and 2002, fulfillment partner revenue was $35.9 million and $6.7 million, respectively.  The overall nine-month growth was due primarily to the change in our fulfillment partner customer returns policy described previously, which changed our recording of fulfillment partner revenue from net to gross.  In addition, the increase is due to an increase in the number of fulfillment partner products offered for sale on our Websites, including growth in our media business (which did not exist in the third quarter of 2002) to 25% of total partner sales in the third quarter of 2003, as well as increased marketing efforts.

We recorded warehouse revenue of $273,000 during the third quarter of 2003 compared to warehouse revenue of $192,000 for the same period in 2002.  For the nine-month periods ended June 30, 2003 and 2002, we recorded warehouse revenue of $752,000 and $868,000, respectively.  For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory during the latter end of the first quarter and the first part of the second quarter of 2002.  Warehouse revenue in 2003 reflects the sales from our permanent warehouse store at our warehouse facility in Salt Lake City.

Cost of goods sold

As a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done.  Therefore, GAAP revenue increased significantly in the third quarter of 2003, which results in a significant decrease in gross margins from previous quarters.  These margins will now more closely resemble margins we receive from our direct revenue.  As a result, for this quarter and the next three quarters (through the second quarter of 2004), we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin comparisons.

Cost of goods sold was $53.5 million or 93% of total revenue for the third quarter of 2003, compared to $19.2 million, or 81% of total revenue during the second quarter of 2002.  This correlates to gross margins of 7% and 19% for the three months ended September 30, 2003 and 2002, respectively.  Cost of goods sold also includes stock-based compensation of $20,000 and $93,000 for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, cost of goods sold totaled $102.1 million and $41.1 million, representing gross margins of 12% and 18%, respectively.

Gross profits for our direct operations increased to $2.5 million and $6.5 million, from $2.3 million and $4.3 million, for the three and nine months ended September 30, 2003 and 2002, respectively.  Gross profits for our direct operations as a percentage of direct revenue decreased from 11% for the quarter ended September 30, 2002 to 9% for the quarter ended September 30, 2003 and 10% for the nine months ended September 30, 2002 to 8% for the nine months ended September 30, 2003.  For our direct operations, gross profit dollars increased only 9% on a sales increase of 40%.  This was primarily due to increased costs related to capacity expansion at the warehouse, as well as an increase in warehouse handling expense as we ramp up staffing and packaging in anticipation of fourth quarter sales increases.  Additionally, overall returns costs increased significantly (by approximately $1.0 million) as we increased capacity and staffing for increased returns volumes due to the returns policy change, and due to process problems that were identified and fixed during the quarter.  We anticipate that returns costs will return to previous levels in future quarters.

Our fulfillment partner operations generated gross profits of $1.6 million (6% margins) and $2.3 million (79% margins) for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, our fulfillment partner operations generated gross profits of $7.0 million (19% margins) and $5.2 million (77% margins), respectively.  For our fulfillment partner operations, the decrease in gross profit dollars from the previous year quarter are due to the fact that overall media (25% of total partner sales) margins have historically been much lower than that of other product categories.  In addition, there was an increase in returns costs for increased staffing and implementation of the new returns process.

Cost of goods sold on sales transactions from our fulfillment partners now include the cost of the product, warehousing and fulfillment costs, credit card fees and customer service costs.  Therefore, beginning in the third quarter of 2003, overall blended gross margins will be significantly lower than they have historically been.  Now that the costs related to the initial implementation and process refinement of the fulfillment partner returns process have been absorbed in the third quarter, future gross profit dollars generated from these sales should not be significantly affected by this change.

Operating expenses

Sales and marketing.  Sales and marketing expenses were $3.9 million and $2.1 million.  For the nine months ended September 30, 2003 and 2002, sales and marketing expenses totaled $10.3 million and $4.6 million, respectively.  The increased marketing dollars reflects increased online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and with our affiliate marketing program.  In addition, during the third quarter 2003, we initiated our first national radio and television campaign, which added approximately $750,000 to the marketing expense in the current quarter over the previous quarter.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar online or offline radio, television, or other similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $4.1 million and $2.4 million for the three months ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2003 and 2002, general and administrative expenses totaled $12.0 million and $7.4 million, respectively.  The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount.  In addition, during the third quarter of 2003 we incurred approximately $300,000 in additional expenses related to implementation of a new search engine and a discount travel store on our Website, and another $300,000 in closing down our experimental relationship with a refurbishing company.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock.  Since the initial public offering, the Company has not granted any additional stock options below fair market value.  Amortization of stock-based compensation was approximately $171,000 and $674,000 for the three months ended September 30, 2003 and 2002, respectively and $611,000 and $2.3 million for the nine months ended September 30, 2003 and 2002, respectively.

Non-operating income (expense)

Interest income was $98,000 during the quarter ended September 30, 2003 versus $229,000 during the quarter ended September 30, 2002.  For the nine-month period ended September 30, 2003, interest income was $392,000 compared to $300,000 recorded in the same period in 2002.  The decrease in interest income in the current year quarter is due primarily to a decrease in interest rates from the previous year quarter.  The increase in interest income for the year resulted from our increased cash and cash equivalents and marketable securities received from our public offerings.  Interest expense was $8,000 and $7,000 for the quarters ended September 30, 2003 and 2002, respectively.  For the nine months ended September 30, 2002 and 2003, interest expense decreased from $455,000 to $70,000, respectively, as a result of the elimination of debt shortly after the closing of our initial public offering in the second quarter 2002.  Other income (expense), net resulted in the recognition of $79,000 and $63,000 in income for the quarters ended

September 30, 2003 and 2002, respectively.  For the nine-month periods ended September 30, 2003 and 2002, other income (expense), net resulted in income of $114,000 and expense of $378,000, respectively.

We incurred net operating losses during the quarters ended September 30, 2003 and 2002, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of September 30, 2003, we had $60.1 million of net operating loss carryforwards, of which $14.4 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

2003	$29,164	$28,833	$57,788	*	N/A

2002	12,067	14,380	$23,808		$41,529

2001	9,578	7,407	8,744		14,274

2000	2,257	3,795	4,339		15,132

*  Note that the revenue for the third quarter 2003 reflects the change in company policy in which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  Additionally, in February 2003, we completed our follow-on offering pursuant to which we received approximately $24.0 million in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $2.9 million at September 30, 2003.  We also had marketable securities of $17.8 million at September 30, 2003.

Our operating activities resulted in net cash outflows of $32.3 million and $6.0 million for the nine months ended September 30, 2003 and 2002, respectively.  The primary use of cash and cash equivalents during the nine months ended September 30, 2003 was to fund our normal operations, including net losses of $8.8 million, and changes in inventories ($11.0 million), prepaid assets ($7.9 million), and accounts payable and accrued liabilities ($6.2 million).

Cash used in investing activities included $4.5 million in capital expenditures for property and equipment, including $2.8 million in the third quarter 2003 for expansion of our existing warehouse facility ($1.5 million), a new customer service telephone system ($800,000), and upgrades to the existing internal database ($500,000).  These expenditures were offset by a net increase of $3.7 million in cash and cash equivalents from the purchase and sales of marketable securities.  During the nine months ended September 30, 2003 and 2002, cash used in investing activities amounted to $601,000 and $18.3 million, respectively.

Net cash provided by financing activities during the nine months ended September 30, 2003 was $24.8 million, consisting primarily of net proceeds of $24.0 million received from our follow-on public offering which occurred in February 2003 and approximately $934,000 received from the exercise of stock options and warrants, offset by $116,000 of payments on capital leases.  Net cash provided by financing activities during the nine months ended September 30, 2002 was $28.0 million, consisting primarily of proceeds from our initial public offering in May 2002 and the issuance of preferred stock in March 2002, offset by the repayment of $4.5 million of notes payable.

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of September 30, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	186	87	87	12	—
Operating leases	3,512	1,418	2,094	—	—
Total contractual cash obligations	$3,698	$1,505	$2,181	$12	$—

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Lines of credit	$—	$—	$—	$—	$—
Redeemable common stock	2,929	—	2,929	—	—
Total commercial commitments	$2,929	$—	$2,929	$—	$—

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $3.7 million and $371,000 for the quarters ended September 30, 2003 and 2002, respectively.  As of September 30, 2003, and December 31, 2002, our accumulated deficit was $64.6 million and $55.7 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.  If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

We depend on our relationships with third-party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

During the quarter ended September 30,2003, we had fulfillment partner relationships with approximately 190 third parties whose products we offer for sale on our Websites.  At September 30, 2003, these products accounted for approximately 63% of the products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our fulfillment policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

We are partially dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions.  If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

In our fulfillment partner business we rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise.  We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms.  In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves.  Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis.  If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock brand could suffer.

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

Our long-term strategic plan involves expansion into the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc. and possible expansion into additional markets and product lines.  We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing or maintaining agreements to provide products and services to retail chains and other businesses, such as our agreement with Safeway, Inc.  In fact, during the third quarter of 2003, we elected to provide Safeway with a notice of non-renewal of our existing agreement with them that expires during the first quarter of 2004, and therefore, we anticipate sales to Safeway will decrease in future quarters.  To date, we have expended significant financial and management resources developing our B2B operations. Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  Furthermore, the exclusivity provisions of our Safeway agreement prevents us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories, which may adversely affect our ability to grow and expand our B2B business. In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.  In addition, we may pursue the acquisition of new or complementary businesses or technologies.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  We may expand the number of categories of products we carry on our website, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $2.9 million at September 30, 2003.

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

At September 30, 2003, we had $20.7 million in cash and marketable securities.  At that same date we had no notes payable.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

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

ITEM 4.                              CONTROLS AND PROCEDURES

Based on their evaluation of the company’s disclosure controls and procedures as of September 30, 2003, the Chief Executive Officer and Acting Chief Financial Officer have concluded that such controls and procedures are effective.  During the three-month period ended September 30, 2003, there were no changes in the company’s internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws.  The complaint seeks damages in an unspecified amount and injunctive relief.  Although we believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in its early stages, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.                              CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                              OTHER INFORMATION

On April 28, 2003, Jason C. Lindsey, our Chief Financial Officer was named President and Chief Financial Officer.  On August 21, 2003, Jason C. Lindsey resigned as President and Chief Financial Officer.  Patrick Byrne, the Company’s chairman and Chief Executive Officer, reassumed the role of President.  David K. Chidester assumed the role of acting Chief Financial Officer.

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31                                    Rule 13a-15(d)/15d-15(d) Certifications

32                                    Section 1350 Certifications

(b)                                  Reports on Form 8-K

Form 8-K filed on July 31, 2003 to announce earnings results for the quarterly period ending June 30, 2003.

Form 8-K filed on August 21, 2003 to announce resignation of Jason C. Lindsey as President and CFO.

Form 8-K filed on November 10, 2003 to announce earnings results for the quarterly period ending September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Acting Chief Financial Officer

Dated: November 13, 2003