Form 10-K
period 2003-12-31
OVERSTOCK COM INC
filed 2004-02-24
CIK 1130713

Use these links to rapidly review the document
INDEX
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2003), was approximately $150 million based upon the last sales price reported for such date on The NASDAQ Stock Market's National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of February 9, 2004 there were 16,548,231 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K

        Overstock.com, Overstockb2b.com, Worldstock.com and The Big O are trademarks of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc.

        Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

  •
  the anticipated benefits and risks of our business relationships;

  •
  our ability to attract retail and business customers;

  •
  the anticipated benefits and risks associated with our business strategy;

  •
  our future operating results;

  •
  the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

  •
  potential government regulation;

  •
  our future capital requirements and our ability to satisfy our capital needs;

  •
  our expansion in international markets;

  •
  the potential for additional issuances of our securities;

  •
  our plans to devote substantial resources to our sales and marketing teams;

  •
  the possibility of future acquisitions of businesses, products or technologies;

  •
  our belief that we can attract customers in a cost-efficient manner;

  •
  our strategy to develop strategic business relationships with additional wholesalers and distributors;

  •
  our belief that current or future litigation will likely not have a material adverse effect on our business;

  •
  our belief that certain of our stockholders are unlikely to exercise any rights of rescission or certain other remedies that they may possess;

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

  •
  our belief that the national television and radio branding campaign we began during 2003 will be effective and that the results of the campaign will justify its expense;

  •
  our belief that the efforts we made during 2003 to improve the search function capabilities of our Websites will be effective and that we will be able to further improve those capabilities;

  •
  our belief that the increases we made during 2003 in the scope of our Books, Music and Video department offerings will be attractive to customers and will result in increased sales of higher margin products;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our belief that our information technology infrastructure, including the database cluster technology we implemented in late 2003, can and will support our operations and will not suffer significant downtime;

  •
  our belief that the actions we took in late 2003 to improve the efficiency of our warehouse and to decrease our costs of providing customer service will be effective and will not have adverse effects on our business;

  •
  our belief that the personnel adjustments we made in early 2004, which reduced our aggregate annual compensation by approximately $1.5 million, will not have adverse effects on our business;

  •
  our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services, including those we recently introduced in our new travel department, ranging across a wide variety of price points.

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K, including those described in Item 1 under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Overview

        We are an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. Our merchandise offerings include bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories. We also sell books, magazines, CDs, DVDs, video cassettes and video games ("BMV"). We offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We typically offer approximately 12,000 non-BMV products and approximately 500,000 BMV products in up to twelve departments on our Websites, www.overstock.com, www.overstockb2b.com and

www.worldstock.com. We also offer travel services, including airline tickets, hotel reservations and car rentals. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out.

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

        We have a "direct" business, in which we buy and take possession of excess inventory for resale. We also have our "fulfillment partner" business, which we formerly called our "commission" business. In our "fulfillment partner" business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Websites. For both our direct and our fulfillment partner businesses we have a consumer and a business-to-business ("B2B") sales channel. Therefore, our business consists primarily of four combinations of these components: direct consumer, direct B2B, fulfillment partner consumer and fulfillment partner B2B.

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

  •
  dominant retailers often cancel orders mid-production and return unsold merchandise;

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

        We have a "direct" business, in which we buy and take possession of inventory for resale. We also have our "fulfillment partner" business, which we formerly called our "commission" business. In our "fulfillment partner" business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Websites. We currently have fulfillment partner relationships with approximately 250 third parties which post over 6,000 non-BMV products on our Websites. Prior to July 1, 2003, we did not physically handle the merchandise we sold for our fulfillment partners, as the merchandise was shipped directly by them. They also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales and we now handle the possible resale of any returned items. We made the decision to change this policy to have more control over the Overstock customer shopping experience, as we believe that a seamless customer experience is key to creating loyal, long-term customers. By accepting returns at our warehouse, we can verify that fulfillment partner products are being packaged and shipped to our standards. Additionally, as customer returns are now all shipped to one location, the process is much more simple and convenient for our customers. As a result, beginning July 1, 2003, we are considered to be the primary obligor for these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on those sales as we did prior to July 1, 2003.

        During the fourth quarter of 2003, we added a discount travel store to our Website. We use a fulfillment partner to supply the travel products (flights, hotels, rental cars, etc.) in our travel store. For the products sold in our travel store, we do not currently have inventory risk or pricing control, and do not directly provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

        For both our direct and our fulfillment partner businesses we have a consumer and a business-to-business ("B2B") sales channel. Therefore, our business consists primarily of four combinations of these components: direct consumer, direct B2B, fulfillment partner consumer and fulfillment partner B2B. During 2003, we also operated a warehouse store from our Salt Lake City warehouse where we sold certain items that could not be economically sold on our Websites. Sales from the warehouse store in 2003 accounted for less than 1% of our total revenue, and in January 2004, we closed the warehouse store.

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

        Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

  •
  High quality and broad product selection.  Most of the merchandise offered on our Websites is from well-known, brand-name manufacturers. We typically have approximately 12,000 non-BMV products and approximately 500,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) in up to twelve departments.

  •
  Convenient access on a secure site.  Our customers are able to access and purchase our products 24 hours a day from the convenience of their home or office. Further, we do not sell any personal information about our customer base to third parties.

  •
  Responsive customer service and positive shopping experience.  Our team of customer service representatives (which includes employees, temporary employees and outsourced staff) assists customers by telephone and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of its e-mails within 12 hours. For our consumer business, we include a return shipment label in our customer's shipment to facilitate product returns and, subject to certain conditions, we allow customers up to 15 days to initiate the return of purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

        We also offer small businesses and retailers a compelling method for obtaining products for resale. We believe that small businesses and retailers can secure lower prices and better service through us than they typically receive from manufacturers or other distributors. We believe we are able to offer these advantages because, unlike many small businesses and retailers, we have the ability to access the liquidation market to buy merchandise in bulk quantities for which we often receive volume-based price discounts. Accordingly, we have designed our shipping and receiving operations with the flexibility to accommodate both the receipt of large shipments of inventory purchases, and the distribution of bulk loads to our small business customers.

Business Strategy

        Our objective is to leverage the Internet to become the dominant closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values. We are pursuing this objective through the following key strategies:

  •
  Establish strong relationships with manufacturers.  With the growth in the scale of our operations, we believe we are becoming an efficient liquidation channel for manufacturers and distributors. With scale comes the ability to buy in volume, and we believe manufacturers appreciate our ability to liquidate their products without disturbing their traditional channels. Generally, manufacturers do not want their product offerings sold as heavily discounted, closeout products in brick-and-mortar retailers, as is common today. We believe that as manufacturers learn of our capabilities, they will increasingly recognize the attractiveness of Overstock as an efficient liquidation solution.

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

  •
  Maintain low customer acquisition costs.  We believe that by utilizing targeted online campaigns such as banner ad and e-mail campaigns, the results of which we are able to quantify, as well as our internally developed national television and radio branding campaign, we will be able to keep our per customer acquisition costs low.

  •
  Aggressively grow our B2B business.  We believe we offer our B2B customers a compelling opportunity for purchasing bulk inventory online at low prices with high-quality service. We believe that the small retail market is underserved by existing liquidators and we are working to take advantage of this significant opportunity. We have a dedicated B2B Website, as well as a dedicated B2B sales team, whose sole purpose is to further develop this business.

  •
  Provide responsive customer service.  Overstock maintains the infrastructure necessary to process and fulfill orders on an accurate, timely and reliable basis. We operate an approximately 354,000-square foot leased warehouse in Salt Lake City, Utah to help provide a high level of customer service. We strive continually to improve our product offerings, the look and feel of our Websites and the quality of our customers' shopping experience.

Key Relationships

        Manufacturer, Supplier and Distribution Relationships.    It is difficult to establish closeout buying relationships with manufacturers. Trust and experience gained through past interactions are important. We believe our business model reduces the risk to the manufacturer that its discounted products are sold alongside its full-priced products. Our supplier relationships provide us with recognized, brand-name products. The table below identifies, for each of our product departments, the brand names that generate the largest revenues in each department.

AOL Time Warner Bissell Blue Ridge Home Fashions Cuisinart Fuji Hewlett-Packard Jansport Kelty Kenneth Cole	Krups Mai Movado Nicole Miller Novica Oriental Weavers Panasonic Philips Ralph Lauren	Random House RCA Samsonite Seiko Simon & Schuster Sony Swiss Army Taylor Made Vera Wang

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

        In 2002, we entered into an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. Safeway Inc. accounted for approximately $21.0 million, or approximately 9%, of our total revenues for the fiscal year ended December 31, 2003. Currently, we are supplying certain stores in the western and midwestern regions of the United States. During the term of our agreement with Safeway, which ends on February 26, 2004, we are prevented from selling the same or similar goods to any store that has more than 400 retail stores in the following categories: drug, mass merchandising, grocery, club or warehouse. We have notified Safeway that we do not intend to renew this agreement. In the future, we hope to develop relationships with other large retailers.

        Fulfillment Partner Business.    We have a "direct" business, in which we buy and take possession of inventory for resale. We also have our "fulfillment partner" business, which we formerly called our "commission" business. In our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Websites. We currently have fulfillment partner relationships with approximately 250 third parties which post over 6,000 non-BMV products on our Websites. Prior to July 1, 2003, we did not physically handle the merchandise we sold for our fulfillment partners, as the merchandise was shipped directly by them. They also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales, and we now handle the possible resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from sales transactions involving our fulfillment partners (excluding products from our travel store) on a gross basis, rather than recording a commission on those sales as we did prior to July 1, 2003.

        During the fourth quarter of 2003, we added a discount travel store to our Website. We use a fulfillment partner to supply the travel products (flights, hotels, rental cars, etc.) in our travel store. For the products sold in our travel store, we do not currently have inventory risk or pricing control, and do not directly provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

Sales and Marketing

        B2B.    As of December 31, 2003, we had a dedicated sales force of 20 people who primarily interact with small, regional or local retailers by telephone or through e-mail to alert them to the opportunity they have to purchase merchandise at prices that are below wholesale, and which we believe are often lower than the prices paid by the larger retailers with whom they compete.

        Consumer.    We use cost-effective methods to target our consumer audience, including online campaigns, such as banner ad and e-mail campaigns, and we are able to monitor and evaluate the results of our online campaigns. We seek to identify and eliminate campaigns that do not meet our expectations. We also recently created and launched a national television and radio branding campaign. We developed the branding campaign internally, and we believe that we did so in a cost-effective manner.

Products

Online Products

        Currently, our products are organized into eight different product departments on our consumer Website:

Apparel, Shoes & Accessories Books, Movies, CDs & Games Electronics & Computers Home & Garden	Jewelry, Gifts & Watches Sporting Goods & Events Travel Worldstock

        Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the following product categories are currently within the "Electronics & Computers" department:

Audio & Video Cameras & Optics	Office & Phones Computers & Printers

        Each category has several subcategories that further detail the product contained within. For example, under the "Audio & Video" category, we have the subcategories of "Audio" and "TV&Video" and under the "Audio" subcategory we have the further sub-subcategories of "Car Audio & Video," "Clock Radios," "D.J. & Karaoke Equipment," "MP3/CD Players," "Other Audio," "Portable Stereo," and "Stereo Equipment."

        Our B2B Website is organized into twelve different product departments, each of which contains multiple categories similar to those on our consumer Website.

        Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, a color picture and pricing information.

        The number of total products we offer has grown from less than 100 in 1999, to more than 12,000 non-BMV products and approximately 500,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) as of December 31, 2003. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product availability.

        Our Worldstock Website, at www.worldstock.com, is our Internet marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

        General.    When customers place orders on our Websites, orders are fulfilled either by a third party "fulfillment partner" or directly from our Salt Lake City, Utah warehouse. We monitor both sources for accurate order fulfillment and timely shipment. We currently charge $2.95 for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

        Payment Terms.    As a general policy, we require verification of receipt of payment or credit card authorization before we ship products to consumers or B2B purchasers. From time to time we grant credit to our B2B purchasers with normal credit terms.

        Direct Fulfillment.    During 2003, we fulfilled approximately 41% of all orders through our leased Salt Lake City, Utah warehouse where we store approximately 6,000 non-BMV products offered on our Websites. We operate the warehouse with an automated warehouse management system that tracks the receipt of the inventory items, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Websites relay orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Websites shipment of each order. Customers track the shipping status of their packages through links we provide on our Websites. We advertise a standard of shipping within two business days of order placement, but most orders ship within one business day. The warehouse team generally ships between 4,000 and 5,000 orders per day, and up to approximately 10,000 orders per day during peak periods, using two overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City, Utah warehouse.

        Fulfillment Partner Business.    During 2003, approximately 59% of our orders were for inventory owned and shipped by third party fulfillment partners. We currently manage approximately 250 entities that collect their orders through our Websites. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, beginning July 1, 2003, we began handling returns for these sales. These third parties relay shipment confirmations to our Websites, where customers can review shipping and tracking information. From a customer's point of view, shipping from our warehouse or from the warehouse of one of these third parties is indistinguishable.

Customer Service

        We are committed to superior customer service. We staff our customer service department with dedicated professionals who respond to phone and e-mail inquiries on products, ordering, shipping status, and returns. Our customer service representatives include Overstock employees, temporary employees and outsourced staff. Our customer service staff processes approximately 20,000 to 25,000 calls per week. The same staff processes approximately 20,000 to 40,000 e-mail messages each week, with less than a 24-hour turnaround time. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and MCI, Inc. to obtain connectivity to the Internet over two OC3s and one DS3. We currently store our data on an Oracle 9i database cluster using Dell computer hardware, which is backed up by a high-speed redundant Network Appliance storage system. Currently, we use thirty-one Dell PowerEdge servers for our Websites, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. During the 2003 holiday shopping season, our Internet systems operated at 30% of their capacity. We have added internal

"relief valve" technology and improved existing "relief valve" functionality with technology provided by Akamai Technologies, Inc. and Speedera, Inc. to provide a redundant solution to off-load transactions during extreme loads.

        We are constantly working to enhance the reporting capabilities of our Websites to improve our understanding of our customers' needs and the operation of our Websites. Our Internet systems include redundant hardware on mission critical components and are located in our Salt Lake City, Utah facility.

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

  •
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc. and TJX Companies, Inc.

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

Intellectual Property

        We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers,

affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot assure you that others will not independently develop similar intellectual property. Although we are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages. These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require us to change our business practices in expensive ways. In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

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

        Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

        As of December 31, 2003, we had 326 full-time employees, including 62 in customer service, 125 in order fulfillment, 29 in information technology and Web store production, 19 in marketing, 41 in merchandising, 15 in finance, 20 in B2B sales and 15 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

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

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $11.6 million and $12.1 million for the years ended December 31, 2002 and 2003, respectively. As of December 31, 2002, and 2003, our accumulated deficit was $55.7 million and $67.8 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

  •
  increase our general and administrative functions to support our operations; and

  •
  increase our sales, branding and marketing activities, including maintaining existing or entering into new online marketing arrangements, and continuing or increasing our national television and radio branding campaign.

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

        Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate include:

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

  •
  entering into new lines of products; and

  •
  our inability to replace the loss of a significant customer.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our stock may decline.

        Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult. We may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

We have grown quickly and if we fail to manage our growth, our business will suffer.

        We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers have no prior senior management experience at public companies. Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be harmed.

In order to obtain future revenue growth and achieve and sustain profitability we will have to attract customers on cost-effective terms.

        Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites. We rely on these relationships as significant sources of traffic to our Websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We have also begun national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

        Further, many of the parties with which we may have online-advertising arrangements could provide advertising services for other online or traditional retailers and merchandise liquidators. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these relationships by these third parties. Without these relationships, our revenues, business, prospects, financial condition and results of operations could suffer.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. During 2003 individuals serving as our president and chief financial officer, our chief operating officer and our chief technology officer each stepped down from those positions for unrelated reasons. Each of these three individuals remained an employee of the Company, and each continues to serve the Company at present. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

Our operating results may fluctuate depending on the season, and such fluctuations may affect our stock price.

        We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we may increase our inventories substantially in anticipation of holiday season shopping activity, which may have a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

        During 2003, we had fulfillment partner relationships with approximately 250 third parties whose products we offer for sale on our Websites. At December 31, 2003, these products accounted for approximately 53% of the non-BMV products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties' products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

We are partially dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

        In our fulfillment partner business, although we now handle returned merchandise, we continue to rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties' products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock brand could suffer.

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

Our business may be harmed by the listing or sale of pirated, counterfeit or illegal items by third parties, and by intellectual property litigation.

        We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties' past, current or future intellectual property rights. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

        We may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Websites. In the future, we may implement measures to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our revenues, business, prospects, financial condition and results of operations.

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

        We rely upon multiple third parties for the shipment of our products. Because we do not have a written long-term agreement with any of these third parties, we cannot be sure that these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage alternative carriers on a timely basis or upon terms favorable to us. Changing carriers would likely have a negative effect on our business, prospects, operating results and financial condition. Potential adverse consequences include:

  •
  reduced visibility of order status and package tracking;

  •
  delays in order processing and product delivery;

  •
  increased cost of delivery, resulting in reduced gross margins; and

  •
  reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Our operating results depend on our Websites, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, results of operations and financial condition.

        Any system interruptions that result in the unavailability of our Websites or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, operating results and financial condition.

        We use internally developed systems for our Websites and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Websites or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

        Our long-term strategic plan involves expansion of our operations in the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, and possible expansion into additional markets. We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing agreements to provide products and services to retail chains and other businesses. To date, we have expended significant financial and management resources developing our B2B operations. Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation. The exclusivity provisions of our Safeway agreement prevent us from providing similar products to stores having greater than 400 stores in the drug, mass merchandising, grocery, club or warehouse store categories, which may adversely affect our ability to grow and expand our B2B business. The Safeway agreement expires on February 26, 2004, and we do not intend to renew it. We may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, such as our recent addition of travel product offerings, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand. We may expand the number of categories of products we carry on our Websites, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

        We expect the online liquidation services market to become even more competitive as traditional liquidators and online retailers continue to develop services that compete with our services. In addition, manufacturers and retailers may decide to create their own Websites to sell their own excess inventory and the excess inventory of third parties. Competitive pressures created by any one of our competitors, or by our competitors collectively, could harm our business, prospects, financial condition and results of operations.

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

        We allow our customers to return products and, beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners. Our ability to handle a large volume of returns is unproven. In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers. If merchandise returns are significant, our business, financial condition and results of operations could be harmed.

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

If the single facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition will be harmed.

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

        Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.0 million at December 31, 2003.

We face risks relating to our inventory.

        We directly purchase some of the merchandise that we sell on our Websites. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly. These risks are especially significant because some of the merchandise we sell on our Websites are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase. Further, beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners, and we have the risk of reselling the returned products.

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

We may expand our international business, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

        We have begun to expand into international markets, and in the future we may do so more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

        We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks or trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our business.

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

        Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. E-commerce remains a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

The security risks of e-commerce may discourage customers from purchasing goods from us.

        In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our Websites and choose not to purchase from our Websites. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations.

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

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

  •
  changes in our management team;

  •
  economic factors unrelated to our performance; and

  •
  our issuance of additional shares of stock.

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

Available Information

        Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        We lease approximately 33,000 square feet of office space for our corporate headquarters and customer service operations in Salt Lake City, Utah, and we lease an approximately 354,000 square foot warehouse and distribution facility also in Salt Lake City, Utah. We believe that these facilities will be sufficient for our needs for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, results of operations, financial condition and cash flows.

        In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq National Market under the symbol "OSTK." Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the Nasdaq National Market since May 30, 2002.

	Common Stock Price
	High	Low
Year Ended December 31, 2002
Second Quarter (from May 30, 2002)	$14.60	$12.25
Third Quarter	14.55	5.40
Fourth Quarter	15.43	4.41
Year Ended December 31, 2003
First Quarter	18.11	9.74
Second Quarter	14.69	8.00
Third Quarter	17.24	10.47
Fourth Quarter	20.92	12.84

        As of December 31, 2003, there were approximately 165 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

        During the fourth quarter of 2003, there were no purchases of shares of the Company's common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of December 31, 2002 and 2003 and for each of the three years in the period ended December 31, 2003, are derived from our consolidated financial statements and are included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 1999, 2000 and 2001 and for the years ended December 31, 1999 and 2000, are derived from consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Direct revenue	$1,835	$21,762	$35,243	$77,943	$136,592
Fulfillment partner revenue	—	867	3,965	12,379	100,811
Warehouse revenue	—	2,894	795	1,462	1,542

Total revenue	1,835	25,523	40,003	91,784	238,945
Cost of goods sold(1)	2,029	27,812	34,640	73,441	213,492

Gross profit (loss)	(194)	(2,289)	5,363	18,343	25,453

Operating expenses:
Sales and marketing expenses(2)	4,948	11,376	5,784	8,669	20,173
General and administrative expenses(2)	3,230	7,556	9,441	10,825	16,911
Amortization of goodwill	—	226	3,056	—	—
Amortization of stock-based compensation	—	—	649	2,903	756

Total operating expenses	8,178	19,158	18,930	22,397	37,840

Operating loss	(8,372)	(21,447)	(13,567)	(4,054)	(12,387)
Interest income	52	241	461	403	461
Interest expense	(37)	(73)	(729)	(465)	(76)
Other income (expense), net	—	(33)	29	(444)	115

Net loss	(8,357)	(21,312)	(13,806)	(4,560)	(11,887)
Deemed dividend related to redeemable common stock	(4)	(210)	(404)	(406)	(262)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—	(6,607)	—

Net loss attributable to common shares	$(8,361)	$(21,522)	$(14,210)	$(11,573)	$(12,149)

Net loss per common share—basic and diluted	$(4.63)	$(3.63)	$(1.29)	$(0.88)	$(0.75)
Weighted average common shares outstanding—basic and diluted	1,804	5,922	10,998	13,108	16,198

(1) Amounts include stock based compensation of	$—	$—	$78	$373	$90

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$—	$—	$14	$83	$22
General and administrative expenses	—	—	635	2,820	734

	$—	$—	$649	$2,903	$756

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,563	$8,348	$3,729	$11,059	$28,846
Marketable securities	—	—	—	21,603	11,500
Working capital	1,253	6,440	3,071	35,679	45,284
Total assets	5,735	30,401	21,714	63,956	97,732
Total indebtedness	378	3,591	4,677	182	161
Redeemable common stock	505	4,930	5,284	4,363	2,978
Stockholders' equity	1,835	12,349	5,980	39,271	54,914

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under "Special Note Regarding Forward-Looking Statements." Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We are an online "closeout" retailer offering discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods, designer accessories and travel. Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999.

        Our revenue is comprised of direct revenue, fulfillment partner revenue and warehouse revenue. During 2003 no single customer accounted for more than 1% of our total revenue other than Safeway, Inc., which accounted for 9% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah. We generate business-to-business (B2B) sales when we contact retailers by phone and e-mail and offer them our merchandise below wholesale prices, allowing them an opportunity to be more price-competitive in their local markets. After we establish a relationship with a B2B client, the client sometimes places subsequent orders directly through our B2B Website. Our B2B calling effort began in October 2001, so our historical direct revenue has predominantly been based on individual consumer purchases made directly through our consumer Website.

        Our fulfillment partner revenue is derived from two sources, consumer fulfillment partner revenue and B2B fulfillment partner revenue. Consumer fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our consumer Websites. Prior to July 1, 2003, we did not own or physically handle the merchandise we sold in these transactions, as the merchandise was shipped directly by a third party vendor, which also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to the manner in which we generate consumer fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners.

        During the fourth quarter of 2003, we added a discount travel store to our Website. We use fulfillment partners to supply the travel products (flights, hotels, rental cars, etc.) in our store. For the products sold in our travel store, we do not currently have inventory risk or pricing control, and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

        Our warehouse revenue is derived primarily from sales of products that cannot be economically sold on our Websites due to their low price points, bulk, irregular size or other factors. Historically, we held our warehouse sales in various physical locations. We held our first warehouse sale from November 2000 to January 2001, primarily to liquidate residual products from the purchase of the entire inventory of a distressed toy retailer. We initiated a second warehouse sale in February 2002, primarily to liquidate residual products from our acquisition of Gear.com. Sales from our warehouse store in 2003 accounted for less than 1% of total revenue. We closed the warehouse store in January 2004.

        Our revenue is recorded net of returns, coupons and other discounts. In February 2002, we implemented a policy intended to reduce the number of returned products. This new policy provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than fifteen days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 handling fee) on all returned items from the Electronics & Computers department.

        Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. B2B gross margins are typically less than individual consumer gross margins. Therefore, future overall gross margins will be impacted by the blend of net revenues from the consumer and B2B sales channels. Cost of goods sold also includes related stock-based compensation for each respective period.

        Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television branding campaign launched during the third quarter of 2003. For example, our advertising expenses totaled approximately $4.8 million, $7.0 million and $18.6 million during the years ended December 31, 2001, 2002 and 2003, respectively. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our online marketing efforts.

        General and administrative expenses consist of wages and benefits for executive, accounting, technology, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

        Amortization of goodwill during 2001 resulted from the acquisition of Gear.com, Inc. in November 2000. We adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. Under this pronouncement, the remaining goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the years ended December 31, 2002 and 2003.

        We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. As of December 31, 2002 and 2003, we had $51.3 million and $62.4 million, respectively, of net operating loss carryforwards, of which $14.4 million is subject to limitation for those respective years. These net operating loss carryforwards will begin to expire in 2019. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

        Both direct and fulfillment partner revenue are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future. With the exception of our acquisition of Gear.com, we have achieved our historical growth from internal operations.

Executive Commentary

        The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business, including the following:

  •
  The difference between our revenue reported under generally accepted accounting principles ("GAAP") and our gross merchandise sales;

  •
  Changes we made to our merchandise returns policies during 2003 that affect our GAAP revenues;

  •
  The increases in our gross merchandise sales and factors contributing to the increases;

  •
  Certain issues relating to our operations;

  •
  Certain issues relating to our expenses;

  •
  Certain issues relating to our capital resources and liquidity; and

  •
  The status of certain of our strategic projects.

        This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management's Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included elsewhere in this report.

        Commentary—Changes to our Returns Policies.    At the beginning of the third quarter of 2003, we changed our merchandise return policies and procedures to permit our customers to return all items directly to us, rather than to the fulfillment partner who may have shipped the merchandise to the customer, and we are now considered the primary obligor. As a result, our GAAP revenue increased significantly and gross margins decreased significantly in the third and fourth quarters compared to previous reporting periods. Investors should understand that a significant portion of the increase in our GAAP revenues resulted solely from this change, and consequently, that gross merchandise sales comparisons year-over-year may be more informative than GAAP revenue comparisons for the affected periods. We also believe gross profit dollar comparisons year-over-year may be more informative than gross margin percentage comparisons.

        Commentary—GAAP revenue and Gross Merchandise Sales.    Management believes that to understand our business and our financial statements, investors should understand the difference between our gross revenues as recorded under generally accepted accounting principles, and the non-GAAP measure we call gross merchandise sales. Gross merchandise sales ("GMS") represents the gross sales price of all sales transactions, including those for which the Company has recorded only a commission under generally accepted accounting principles, and therefore differs from GAAP revenue. Management believes that gross merchandise sales provides useful information to investors because it represents the total sales price of the merchandise sold via the Overstock websites or through our other business-to-business sales channels, regardless of the amount of GAAP revenue recorded by Overstock on those sales, which varies, depending on, among other things, the returns policies applicable to the merchandise sold via the website. Management uses the measure of gross merchandise sales for internal planning purposes, including measuring the Company's growth, measuring the effectiveness of marketing expenditures, and capacity planning for information technology, customer service and logistics. In the future, our GAAP revenues are likely to constitute approximately 90-95% of our gross merchandise sales, and the difference between the two measures will be less significant than in the prior years.

        The following table reconciles our gross merchandise sales to our GAAP revenues for the quarter and year ended December 31, 2003 (in millions).

	Three months ended December 31,		Year ended December 31,
	2002	2003	2002	2003

Total revenue	$41.5	$123.2	$91.8	$238.9
Add: obligations payable to third parties upon sale of third-party merchandise	22.0	—	51.0	39.9
Add: sales returns and discounts	3.7	7.0	11.7	16.0

Gross merchandise sales	$67.2	$130.2	$154.5	$294.8

        As mentioned above, we believe gross profit dollar comparisons year-over-year may be more informative than gross margin percentages comparisons. In the fourth quarter of 2003, our gross profits increased to $11.8 million from $9.1 million in the fourth quarter of 2002. Note that this increase is, on a percentage basis, much smaller than our GMS growth (gross profits increased 29%, while our GMS increased 94%). For the year ended December 31, 2003, gross profits increased to $25.5 million from $18.3 million (gross profits increased 39%, while our GMS increased 91%). The difference is accounted for partially by our decision to sell books, music, and videos at extremely slim margins, and also by some of the expense control issues discussed below.

        Commentary—Increases in Gross Merchandise Sales.    In 2003, the Company experienced year-over-year growth in GMS of almost 91%. In the first two quarters of 2003, our year-over-year growth in GMS was 138% and 94%, but dropped in the third quarter to 57%. In the fourth quarter of 2003, our GMS growth increased to 94% over the fourth quarter of 2002. This was due to several factors:

  •
  Customer Acquisition and Marketing—We attracted 744,000 new customers during the fourth quarter of 2003, bringing the number of customers who have bought from us to just over three million. Our average cost per new customer, or customer acquisition cost ("CPA") as it is called in our industry, was $13.19 for the fourth quarter, compared with $14.06, $8.69 and $10.97 in the first three quarters of 2003, and $11.20 in the previous year fourth quarter. CPA is calculated by taking our total marketing expenses, excluding only our B2B sales force compensation costs (which represented less than 1% of total marketing expenses), divided by the number of new business to consumer customers ("B2C"). Given that our CPA for the fourth quarter 2003 included a national branding effort that accounted for almost half of our total marketing expenses in the quarter, we consider this result very good.

        Historically, we have acquired new customers almost exclusively through various online advertising channels. We try to generate at least a dollar of gross profit for every dollar we spend for online marketing, so that our online marketing pays for itself on the first purchase. We have difficulty finding sufficient advertising channels that meet our objective, and not all of our advertising channels always reach it. However, if we are able to locate channels that meet our standards, we may spend as much as $50 million on online advertising in 2004.

        As mentioned above, we made a significant investment in a national television and radio branding effort in the fourth quarter of 2003. Based on independent surveys that we commissioned over the course of the quarter, the public's reported awareness of our Website increased significantly. According to the surveys, adult unprompted awareness of "Overstock.com" went from 4% to 14%, while adult prompted awareness went from 12% to 33% (for comparison, the same surveys show eBay and Amazon.com, with roughly 70% adult prompted awareness). In addition, we experienced significant increases in website traffic during the campaign, and based on our own statistical analysis of the traffic and resulting customers, we believe that we received approximately 50 to 70 cents in gross profits for every dollar we spent on television and radio advertising. This is below our online marketing standard. However, we believe that we realized other benefits from the national branding effort, including greater awareness with vendors and manufacturers. We also expect that the branding effort will increase the effectiveness of our online advertising as more people recognize our name and have a better understanding of our product selection and pricing. We intend to decrease our spending in this area in the first quarter of 2004, but expect to increase it again in the future.

  •
  Conversion—Our marketing efforts are designed to attract visitors to our Website. After we attract a visitor, we attempt to convert the visitor into a purchaser. We are working to improve our conversion ratio by improving various aspects of our Website, including the improvements we made to the search function on our Website by installing an EasyAsk search engine during the third quarter of 2003. We believe that we still have room for significant improvement in our search function. In addition, we have begun to develop personalization and optimization algorithms that select products for customers and repeat visitors based on behavior and other factors. We are in the initial stages of this effort.

Commentary—Operations

  •
  Warehouse—Approximately half of the product ordered from our Website is shipped from our Salt Lake City warehouse. Though we publicize a standard of shipping within two business days of receipt of order, under our internal standards, we try to ship orders received by 1:00 p.m. Mountain time the same day. Two weeks before Thanksgiving, when the surge of Christmas orders first started, we slipped a day behind our internal standard, and then even further behind during the Thanksgiving weekend. However, we recognized the problem, devoted significant executive and key employee time and attention to it, and by December 4 we were generally shipping within 36 hours of receipt of orders; by December 9 we were shipping within 24 hours of order, and by December 13, we were shipping the same day of the order. By the end of December, we were again shipping 99% of orders within 24 hours, and 100% within 48 hours.

  •
  Customer Service—During the fourth quarter of 2003, we answered emails within 12 hours 85% of the time, and answered phone calls within 30 seconds 85% of the time. We consider that good, but we consider some of our response times (hold times as long as three minutes, for example) unacceptable. We are addressing this issue aggressively.

  •
  Information Technology—For our Website to handle the continued growth in 2003, we needed to expand our existing technology infrastructure. Rather than acquire a multi-million dollar Superdome or mainframe, we chose to implement a less-expensive, cutting edge, 8-node database cluster (a "cluster" is a database distributed across multiple interconnected servers). In October, our system was beginning to reach its capacity constraints, and we switched over to the new database cluster. Over the fourth quarter our information technology team refined this system with support from Oracle. In the process we experienced insignificant amounts of downtime, and we believe that we now have a more reliable and scalable system and Website.

Commentary—Expense discipline

  •
  Warehouse—As discussed above, as a result of falling a few days behind in fulfillment at the warehouse, we incurred additional expenses in order to ship packages faster. We estimate that we incurred a few hundred thousand dollars in expenses in order to quickly increase our shipping capacity and fulfill customer orders on a timely basis.

  •
  Customer Service—With the benefit of experience, we believe that we can reduce our costs of providing future customer service. We have now implemented changes, including the outsourcing of a portion of our customer service staff, that we believe will decrease our overall cost per customer contact, while maintaining the level of customer service that we have historically provided.

  •
  Compensation—Our total compensation expense including benefits for 2003 was approximately $10.0 million. In early 2004 we reduced our staff, resulting in a reduction of our future compensation expense, on an annual basis, of approximately $1.5 million. Investors should note, however, that we will hire additional staff during 2004, and that we therefore may not realize a $1.5 million reduction in our 2004 compensation expense compared with 2003. Further, we do not expect to make similar cost reductions in future years.

Commentary—Inventory, Liquidity and Related Matters

  •
  Inventory. We ended 2002 running low on inventory. An unexpectedly strong January 2003 depleted it further, and by February 2003 we believe that our low inventory levels choked sales. In an effort to avoid a repeat of this situation, we ended 2003 with inventory sufficient to support growth. We believe that our current inventory level and selection are appropriate, with the possible exception of our opportunistic purchase of over $5 million of Franck Muller watches in the closing weeks of 2003. We have limited experience selling these watches, which typically sell for over $15,000 each. We believe that we now offer them at some of the lowest prices in the world.

  •
  Cash and Marketable Securities. We ended 2003 with $40.3 million in cash and marketable securities, but at one point during the fourth quarter our cash was down to $9.7 million. There is an aspect of the cash flow of our business that is different than most other businesses. A typical business running at breakeven profitability absorbs cash as it grows to fund increased working capital needs, and releases cash as it shrinks as working capital declines, all else being equal. Overstock is different: about half of our business is our "fulfillment partner" business, where we sell a product through our website and collect the cash from a credit card transaction within a few days, but pay our fulfillment partner 15 to 30 days later. Because we collect cash for the sale before we pay our fulfillment partner, the fulfillment partner portion of our business generates temporary liquidity that we call float-cash. If we were running at break-even profitability but our fulfillment partner business were growing, our growth would generate float-cash. If we shrank, we would lose float-cash (again, all else being equal). This dynamic is the reverse of that displayed by the typical business. Investors should understand that a portion of the $40.3 million cash and marketable securities we held at December 31, 2003 was cash we owed to our fulfillment partners. Due to the seasonality of our business, our fulfillment partner business is expected to shrink in the first quarter of 2004, so we expect our cash balance to decrease during the first quarter of 2004 approximately proportionate with the decrease in sales by our fulfillment partners.

  •
  Capital Needs. In addition to the other matters discussed below under Liquidity and Capital Resources, management periodically analyzes our capital resources, liquidity, and anticipated needs. One of the analyses our management performs periodically assumes that we will operate our business at break-even and grow 100% each year, and then assesses our need for capital under those assumptions. As discussed above, since the fulfillment partner portion of our business generates float-cash as we grow, our need for additional capital may be less than the need of other businesses. However, as mentioned above, at our lowest point in the fourth quarter, our cash balance was as low as $9.7 million. That may be insufficient in the future. We are not yet at break-even, as our GAAP loss in the fourth quarter of 2003 was 2.5% of revenue. We will continue to look at our capital needs and try to position ourselves so that we will be able to raise capital if circumstances are appropriate. In addition, we are in the process of obtaining an inventory line of credit.

Commentary—Strategic projects

        Following is a brief update on some of our recent strategic projects, some of which are also discussed above.

  •
  Search Engine. As discussed above, we have implemented an "EasyAsk" search engine. We consider this superior to our old system, but believe that we can continue to improve our search function substantially.

  •
  Branding Campaign. As discussed above, we launched our "Overstock.com—The Big O"-branding campaign through national television and radio ads, and we believe that we realized significant benefits from this campaign.

  •
  Travel. We opened a travel department in the third quarter, which generated more than $1,000,000 of bookings in the fourth quarter. In 2003 we included only the net commissions realized on travel bookings in our GAAP revenues and in our gross merchandise sales. In 2003 our net commissions from the travel department were insignificant.

Commentary—Worldstock

        One additional project to report on is our Worldstock department, which sells handmade goods made primarily in underdeveloped countries throughout the world. While representing only a couple percentage points of our overall sales, Worldstock has generated about $5 million in revenue in the 27 months it has been open, with approximately 15% gross profit margins. Based on assumptions management considers reasonable, we estimate that our Worldstock department has lost a little less than $1 million since its inception (and its inventory now ties up approximately another $500,000 in cash). Worldstock purchases products from about 4,000 artisans in the developing world and has been growing quickly.

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operation provides further information about the matters discussed above and other important matters affecting our business.

Critical Accounting Policies

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

  •
  revenue recognition;

  •
  estimating valuation allowances and accrued liabilities, specifically, the reserve for returns, the allowance for doubtful accounts and the allowance for obsolete and damaged inventory;

  •
  accounting for income taxes; and

  •
  valuation of long-lived and intangible assets and goodwill.

        Revenue recognition.    We derive our revenue from three sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses; and (iii) warehouse revenue, which consists of sales of residual products from large bulk purchases of inventory. Both direct revenue and fulfillment partner revenue are recorded net of returns, coupons redeemed by customers, and other discounts.

        With regards to our fulfillment partner revenue, prior to July 1, 2003, we did not own or physically handle the merchandise sold in these transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales, and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for these sales transactions, and we assume the risk of loss on the returned items. We now record revenue from sales transactions involving our fulfillment partners on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to the manner in which we generate consumer fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website.

        For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101 "Revenue Recognition", as amended, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Any amounts received prior to when we ship the goods to customers are deferred.

        Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.    Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances in any accounting period. The reserve for returns was $1.1 million as of December 31, 2003.

        From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. As of December 31, 2003, we recorded an allowance for doubtful accounts receivable of $650,000.

        Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $29.9 million, net of allowance for obsolescence or damaged inventory of $1.1 million as of December 31, 2003.

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003, we have recorded a full valuation allowance of $25.7 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill.    Effective January 1, 2002, we have adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2001, 2002, or 2003. Net intangible assets and goodwill amounted to $3.0 million as of December 31, 2003.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2001, 2002 and 2003.

	Year ended December 31,
	2001	2002	2003
	(as a percentage of total revenue)
Direct revenue	88.1%	84.9%	57.2%
Fulfillment partner revenue	9.9	13.5	42.2
Warehouse revenue	2.0	1.6	0.6

Total revenue	100.0	100.0	100.0
Cost of goods sold(1)	86.6	80.0	89.3

Gross profit (loss)	13.4	20.0	10.7

Operating expenses:
Sales and marketing expenses(2)	14.5	9.4	8.4
General and administrative expenses(2)	23.6	11.8	7.1
Amortization of goodwill	7.6	—	—
Amortization of stock-based compensation	1.6	3.2	0.3

Total operating expenses	47.3	24.4	15.8

Operating loss	(33.9)	(4.4)	(5.1)
Interest income	1.2	0.4	0.2
Interest expense	(1.8)	(0.5)	(0.0)
Other income (expense), net	0.1	(0.5)	0.0

Net loss	(34.4)%	(5.0)%	(4.9)%

Comparison of Years Ended December 31, 2002 and 2003

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

        As a result of this change in business practices, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis, as we have historically done. Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States ("GAAP") will increase significantly from our results as reported in previous SEC filings. Additionally, as illustrated in the table above that sets forth our results of operations expressed as a percentage of total revenue for 2001, 2002 and 2003, direct revenue as a percentage of total revenue will decrease significantly while fulfillment partner revenue as a percentage of total revenue will increase. As a result, we believe that for year-over-year comparison purposes, gross merchandise sales (non-GAAP) comparisons may be more informative than GAAP revenue comparisons, as gross merchandise sales were not affected by the change in business practices.

        Total revenue grew from $91.8 million in 2002, to $238.9 million in 2003, representing growth of 160%. During this same period, direct revenue increased from $77.9 million to $136.6 million, or a 75% growth, and fulfillment partner revenue grew from $12.4 million to $100.8 million representing growth of 714%. Warehouse revenue remained constant at $1.5 million for the years ended December 31, 2002 and 2003. The significant increase in total revenue was due primarily to the change in our business practices described above, coupled with an increase in the number of both direct and fulfillment partner orders and sales to other businesses. This increase was also a result of the growth of our B2C business due to increased marketing efforts, including the initiation of a nationwide television and radio advertising campaign that began in the third quarter of 2003 and continued through the fourth quarter. Gross merchandise sales totaled $294.8 million and $154.5 million for the years ended December 31, 2003 and 2002, respectively, representing an increase of 91%. Gross merchandise sales differ from GAAP revenue in that gross merchandise sales represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

  Cost of Goods Sold

        As a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis as we have historically done. Therefore, GAAP revenue increased significantly beginning in the third quarter of 2003, which resulted in a significant increase in cost of goods sold and hence, a decrease in gross margins from previous quarters. These margins will now more closely resemble margins we receive from our direct revenue. As a result, we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin percentage comparisons.

        Cost of goods sold increased in absolute dollars, from $73.4 million in 2002 to $213.5 million in 2003, and as a percent of total revenue, from 80% to 89%, respectively. This increase in cost of goods sold, as a percent of total revenue, was primarily a result of the change in our business practices described above. In addition, cost of goods sold increased as a percentage of total revenue due to the growth in sales of BMV products, which account for approximately 12% of total revenue in 2003, compared to less than 1% in 2002. These combined changes correlate to gross margins of 20% and 11% for the years ended December 31, 2002 and 2003, respectively. Cost of goods sold also includes stock-based compensation of $373,000 and $90,000 for the years ended December 31, 2002 and 2003, respectively.

        Gross profits for our direct operations increased to $13.5 million for the year ended December 31, 2003, from $8.9 million recorded during the same period in 2002. For our direct operations, gross profit dollars increased 51% on a year-over-year basis while sales increased 75%. Gross profits for our direct operations, as a percentage of direct revenue decreased from 11% in 2002 to 10% in 2003. This was primarily due to increased costs related to capacity expansion at the warehouse, as well as an increase in warehouse handling expense as we ramped up staffing and packaging in anticipation of sales increases. Additionally, overall returns costs increased significantly as we increased capacity and staffing for increased returns volumes due to the returns policy change, and due to process inefficiencies that were identified and fixed during the third and fourth quarters.

        Cost of goods sold on sales transactions from our fulfillment partners now includes the cost of the product, warehousing and fulfillment costs, credit card fees and customer service costs. Therefore, beginning in the third quarter of 2003, overall blended gross margins will be significantly lower than they have historically been. Now that the costs related to the initial implementation and process refinement of the fulfillment partner returns process have been absorbed in the third quarter, future gross profit dollars generated from these sales should not be significantly affected by this change.

        Our fulfillment partner operations generated gross profits of $11.6 million (12% margins) and $9.6 million (78% margins) for the years ended December 31, 2003 and 2002, respectively. The increase in the gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The decrease in gross margins for our fulfillment partner operations is largely due to the change in our business operations described above as well as an increase in BMV sales from 2% of fulfillment partner revenue in 2002 to 25% in 2003. Margins for BMV products have historically been much lower than those of other product categories.

  Operating Expenses

        Sales and marketing.    Sales and marketing expenses totaled $8.7 million and $20.2 million for the years ended December 31, 2002 and 2003, representing 9% and 8% of total revenue, respectively. The increased marketing expense reflects increased online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and with our affiliate marketing program. In addition, during 2003 we initiated our first national radio and television campaign, which added approximately $5.5 million to the marketing expense in the current year over the previous year. We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have recently entered into and similar online or offline radio, television, or other similar agreements that we may enter into in the future. The decrease in sales and marketing as a percentage of total revenue was due to the increase in total revenue in 2003 which was a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003.

        General and administrative.    General and administrative expenses increased from $10.8 million in 2002 to $16.9 million in 2003, representing 12% and 7% of total revenue, respectively. The increase in absolute dollars was primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount. The decrease in general and administrative expenses as a percentage of total revenue was due to the increase in total revenue in 2003 which was a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003.

        Amortization of goodwill.    Effective January 2002, we adopted SFAS No. 142, which requires that goodwill no longer be amortized. Hence, we did not record any goodwill amortization during the years ended December 31, 2002 and 2003.

        Amortization of stock-based compensation.    Prior to the Company's initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $2.9 million and $756,000 for the years ended December 31, 2002 and 2003, respectively.

        Interest income, interest expense and other income (expense).    The increase in interest income from $403,000 in 2002 to $461,000 in 2003 is due to the increase in our cash and marketable securities from our follow-on offering in the first quarter of 2003. Interest expense decreased from $465,000 in 2002 to $76,000 in 2003, primarily as a result of our termination of our inventory lines of credit in June 2002 and the reduction in our capital leases. Other income (expense) changed from expense of $444,000 in 2002 to income of $115,000 in 2003 primarily because the company paid $439,000 of selling costs on behalf of a selling shareholder as part of the initial public offering in 2002.

        Income taxes.    We incurred net operating losses in 2002 and 2003, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2003, we had $62.4 million of net operating loss carryforwards, of which $14.4 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019.

Comparison of Years Ended December 31, 2001 and 2002

        Revenue.    Total revenue grew from $40.0 million in 2001, to $91.8 million in 2002, representing growth of 129%. During this same period, direct revenue increased from $35.2 million to $77.9 million or a 121% growth, and fulfillment partner (formerly "commission") revenue grew from $4.0 million to $12.4 million representing growth of 212%. Warehouse revenue was $795,000 in 2001 and $1.5 million in 2002, representing growth of 84%. The increase in total revenue was due primarily to an increase in the number of both direct and commission orders and in the average order size. This increase was also a result of the growth of our B2C business due to increased marketing efforts and increased sales to other businesses, including Safeway, Inc. The increase in warehouse revenue from 2001 to 2002 was due primarily to an establishment of a permanent location for our warehouse store at our warehouse facility in July of 2002. For the warehouse sale in 2001, we liquidated part of a large inventory purchase from Toytime.com during January of that year. For the warehouse sale in 2002, we liquidated the remnants of the Gear.com inventory that occurred during the latter end of the first quarter and the first part of the second quarter of 2002. The gross merchandise sales of goods sold directly by us and on behalf of third parties were $69.3 million in 2001 and $154.5 million in 2002, an increase of 123%.

        Cost of Goods Sold.    Cost of goods sold increased in absolute dollars from $34.6 million to $73.4 million in 2002. This represents a decrease, as a percent of total revenue, from 87% in 2001 to 80% in 2002. The decrease in cost of goods sold as a percentage of total revenue in 2002 compared to 2001 was primarily a result of economies of scale achieved through an increased number of sales transactions and efficiencies in operations. These efficiencies include, but are not limited to, efficiencies in the actual costs paid to suppliers for goods, freight and handling costs, the costs of customer service and returns. The decrease is also attributable to an increase in fulfillment partner revenue as a percentage of total revenue (from 10% in 2001 to 13% in 2002), as fulfillment partner revenue has higher gross margins than direct revenue. Cost of goods sold also includes $78,000 and $373,000 of stock-based compensation for the years ended December 31, 2001 and 2002, respectively.

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

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2003, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Direct revenue	$10,029	$11,853	$20,759	$35,302	$24,962	$25,159	$29,011	$57,460
Fulfillment revenue	1,659	2,230	2,857	5,633	3,966	3,431	28,504	64,910
Warehouse revenue	379	297	192	594	236	243	273	790

Total revenue	12,067	14,380	23,808	41,529	29,164	28,833	57,788	123,160
Cost of goods sold(1)	9,990	11,831	19,238	32,382	24,539	24,030	53,537	111,386

Gross profit	2,077	2,549	4,570	9,147	4,625	4,803	4,251	11,774

Operating expenses:
Sales and marketing expenses(2)	1,219	1,313	2,083	4,054	3,848	2,572	3,855	9,898
General and administrative expenses(2)	2,802	2,195	2,372	3,456	4,545	3,367	4,059	4,940
Amortization of goodwill	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	846	806	674	577	328	112	171	145

Total operating expenses	4,867	4,314	5,129	8,087	8,721	6,051	8,085	14,983

Operating income (loss)	(2,790)	(1,765)	(559)	1,060	(4,096)	(1,248)	(3,834)	(3,209)
Interest income	22	49	229	103	152	142	98	69
Interest expense	(240)	(208)	(7)	(10)	(7)	(55)	(8)	(6)
Other income (expense), net	1	(442)	63	(66)	10	25	79	1

Net income (loss)	(3,007)	(2,366)	(274)	1,087	(3,941)	(1,136)	(3,665)	(3,145)
Deemed dividend related to redeemable common stock	(111)	(106)	(97)	(92)	(77)	(78)	(58)	(49)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—	—	—	—	—	—	—

Net income (loss) attributable to common shares	$(9,725)	$(2,472)	$(371)	$995	$(4,018)	$(1,214)	$(3,723)	$(3,194)

Net income (loss) per common share
—basic	$(0.87)	$(0.20)	$(0.03)	$0.07	$(0.26)	$(0.07)	$(0.23)	$(0.19)
—diluted	$(0.87)	$(0.20)	$(0.03)	$0.06	$(0.26)	$(0.07)	$(0.23)	$(0.19)
Weighted average common shares outstanding
—basic	11,171	12,280	14,447	14,486	15,486	16,384	16,419	16,473
—diluted	11,171	12,280	14,447	15,696	15,486	16,384	16,419	16,473

(1) Amounts include stock based compensation of	$102	$96	$93	$82	$39	$13	$20	$18

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$22	$21	$21	$19	$11	$3	$5	$3
General and administrative expenses	824	785	653	558	317	109	166	142

	$846	$806	$674	$577	$328	$112	$171	$145

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
Additional Operating Data(1):
Gross merchandise sales (in thousands)(2)	$21,989	$26,505	$38,772	$67,217	$52,270	$51,315	$61,018	$130,155
Number of orders(3)	177,339	212,383	290,649	578,839	490,507	521,846	643,402	1,375,506
Number of new B2C customers(4)	104,989	117,672	163,691	347,578	264,144	283,164	341,834	744,133
Average customer acquisition cost(5)	$8.68	$9.68	$11.64	$11.20	$14.06	$8.69	$10.97	$13.19

(1)
The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2003. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above. We believe that gross merchandise sales is a metric widely used in our industry and by making this metric available to investors, we believe investors are able to compare our performance against others in our industry. We believe that investors may use the average customer acquisition cost metric to determine how efficiently we are able to achieve growth, if any. Again, we believe this metric is widely used in our industry, and providing these values to investors enables them to make more meaningful comparisons.

(2)
Gross merchandise sales represents the gross sales price of all sales transactions, including those for which we only record a commission under generally accepted accounting principles, and therefore differs from GAAP revenue. Beginning, July 1, 2003 we changed our business practices regarding returns, which affected our fulfillment partner revenue. As a result, we believe that for year-over-year comparison purposes, gross merchandise sales (non-GAAP) comparisons may be more informative than GAAP revenue comparisons, as the gross merchandise sales were not affected by the change in business practices. The following table reconciles total revenue to gross merchandise sales (in thousands):

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(in thousands)
Total revenue	$12,067	$14,380	$23,808	$41,529	$29,164	$28,833	$57,788	$123,160
Add: Obligations payable to third parties upon sale of third-party merchandise	7,031	9,474	12,488	21,969	20,527	19,399	—	—
Add: Sales returns and discounts	2,891	2,651	2,476	3,719	2,579	3,083	3,230	6,995

Gross merchandise sales	$21,989	$26,505	$38,772	$67,217	$52,270	$51,315	$61,018	$130,155

(3)
Number of orders represents the number of individual orders for merchandise through our Websites excluding B2B orders.

(4)
Number of new B2C customers represents the number of valid new customer accounts. To establish a valid customer account, a person must provide us with the following information and purchase merchandise on our B2C Website: a unique e-mail address; a unique password; and a verified credit card account number.

(5)
Average customer acquisition cost represents total sales and marketing expense excluding B2B sales force compensation (including salary, bonus, commission and benefits costs) divided by the number of new customers for the period presented.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(as a percentage of total revenue)
Direct revenue	83.2%	82.4%	87.2%	85.0%	85.6%	87.3%	50.2%	46.7%
Fulfillment partner revenue	13.7	15.5	12.0	13.6	13.6	11.9	49.3	52.7
Warehouse revenue	3.1	2.1	0.8	1.4	0.8	0.8	0.5	0.6

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold(1)	82.8	82.3	80.8	78.0	84.1	83.3	92.6	90.4

Gross profit	17.2	17.7	19.2	22.0	15.9	16.7	7.4	9.6
Operating expenses:
Sales and marketing expenses(2)	10.1	9.1	8.7	9.8	13.2	8.9	6.7	8.0
General and administrative expenses(2)	23.2	15.3	10.0	8.3	15.6	11.7	7.0	4.0
Amortization of goodwill	—	—	—	—	—	—	—	—
Amortization of stock-based compensation	7.0	5.6	2.8	1.4	1.1	0.4	0.3	0.1

Total operating expenses	40.3	30.0	21.5	19.5	29.9	21.0	14.0	12.1

Operating income (loss)	(23.1)	(12.3)	(2.3)	2.5	(14.0)	(4.3)	(6.6)	(2.5)
Interest income	0.2	0.3	0.9	0.2	0.5	0.5	0.2	0.1
Interest expense	(2.0)	(1.4)	0.0	0.0	0.0	(0.2)	(0.0)	(0.0)
Other income (expense), net	0.0	(3.1)	0.2	(0.2)	0.0	(0.1)	0.1	0.0

Net income (loss)	(24.9)%	(16.5)%	(1.2)%	2.5%	(13.5)%	(4.1)%	(6.3)%	(2.4)%

(1) Amounts include stock-based compensation of	0.8%	0.7%	0.4%	0.2%	0.1%	0.0%	0.0%	0.0%

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	0.2%	0.1%	0.1%	0.1%	0.0%	0.0%	0.0%	0.0%
General and administrative expenses	6.8	5.5	2.7	1.3	1.1	0.4	0.3	0.1

	7.0%	5.6%	2.8%	1.4%	1.1%	0.4%	0.3%	0.1%

        Our direct revenue and fulfillment partner revenue have increased in every quarter on a year-over-year basis. The general increase in total revenue is due to the expansion of our customer base as we attracted more visitors to our Websites, as well as repeat purchases from these customers. We have experienced significant seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. Fulfillment partner revenue increased significantly during the past two quarters due to the change in our business practices.

        Cost of goods sold as a percentage of total revenue has fluctuated during the eight quarters ended December 31, 2003, ranging from 78% to 93%. The significant increases during the 3rd and 4th quarters of 2003 relate specifically to the change in business practices in our fulfillment partner operations and the resulting shift from recognizing revenue on a commission basis to a gross basis.

        Total operating expenses as a percentage of total revenue have decreased on a year-over-year basis each quarter during 2003 as compared to 2002 as a result of economies of scale achieved through increased sales volume. In the near future, we expect to continue to devote substantial resources to the expansion of our sales and marketing efforts, and expect that total operating expenses may increase in absolute dollars in future periods. These expenses as a percentage of total revenue will vary depending on the level of revenue obtained.

        Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our common stock would likely be materially adversely affected.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  Liquidity and Capital Resources

        Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, in February 2003, we completed a follow-on offering pursuant to which we received approximately $24.0 million in cash, net of underwriting discounts, commissions, and other related expenses. Our cash and cash equivalents balance was $28.8 million at December 31, 2003. We also had marketable securities of $11.5 million at December 31, 2003.

        Our operating activities resulted in net cash outflows of $10.4 million for the year ended December 31, 2003 and net cash inflows of $2.5 million for the year ended December 31, 2002. The primary use of cash and cash equivalents during 2003 was to fund our normal operations, including net losses of $11.9 million, and changes in accounts receivable ($3.2 million), inventories ($16.0 million), and prepaid expenses and other assets ($2.3 million). This was offset by the change in accounts payable ($16.6 million) and accrued liabilities ($2.9 million).

        Cash used in investing activities included $6.7 million in capital expenditures for property and equipment, including $2.8 million in the third quarter 2003 for expansion of our existing warehouse facility, a new customer service telephone system ($800,000), and upgrades to the existing internal database ($500,000). These expenditures were offset by a net increase of $10.0 million in cash and cash equivalents from the purchase and sales of marketable securities. For the year ended December 31, 2003 and 2002, net cash provided by (used in) investing activities amounted to $3.1 million and $(23.3 million), respectively.

        Net cash provided by financing activities during the year ended December 31, 2003 was $25.1 million, consisting primarily of net proceeds of $24.0 million received from the follow-on public offering which occurred in February 2003 and approximately $1.2 million received from the exercise of stock options and warrants, offset by $141,000 of payments on capital leases. Net cash provided by financing activities for the year ended December 31, 2002 was $28.2 million, consisting primarily of proceeds from our initial public offering in May 2002 and the issuance of preferred stock in March 2002, offset by the repayment of $4.5 million of notes payable.

        On March 4, 2002, we sold 958,612 shares of our Series A redeemable convertible preferred stock at $6.89 per share for $6.6 million, net of issuance costs. As the fair value of the common stock to be received upon conversion of the preferred stock was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in a non-cash charge of approximately $6.6 million which was recorded in the first quarter of 2002. This non-cash charge was recorded as a deemed dividend, of which $3.7 million is attributable to shares sold to the following related parties; John J. Byrne Jr., a former director of Overstock; Contex Limited, an entity controlled by Mark Byrne, a brother of Patrick M. Byrne; Haverford Internet LLC, an entity controlled by Patrick M. Byrne; The Gordon S. Macklin Family Trust, a trust controlled by a director of Overstock; and Rope Ferry Associates, Ltd., an entity owned by John J. Byrne III and Dorothy M. Byrne, the brother and mother of Patrick M. Byrne. The remaining purchasers of our Series A preferred stock are unrelated parties that are friends and acquaintances of our officers and directors.

        Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of December 31, 2003 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	177	85	85	7	—
Operating leases	3,748	1,575	2,108	65	—
Purchase obligations	8,038	8,038	—	—	—

Total contractual cash obligations	$11,963	$9,698	$2,193	$72	$—

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$1,882	$1,882	$—	$—	$—
Redeemable common stock	2,978	—	2,978	—	—

Total commercial commitments	$4,860	$1,882	$2,978	$—	$—

        The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2003. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

        The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

        We have a $3.5 million revolving letter of credit facility, which expires June 30, 2005, which we use to obtain letters of credit supporting our inventory purchases. At December 31, 2003 the issuing bank or an affiliate of the bank had letters of credit totaling $1.9 million outstanding under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit. In evaluating our contractual obligations and commitments, investors should understand that the amount shown above under letters of credit is duplicative of a portion of the amount shown above under purchase obligations, because we have no actual liability in connection with the letter of credit facility (other than for commitment fees and similar items) except to the extent that we fail to pay a similar amount included above in purchase obligations.

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

  Seasonality

        Financial results for Internet retailers are generally seasonal. Based upon the Company's historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect the Company's results of operations in the future. The following table reflects the Company's revenues for each of the quarters available since 2000 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2003	$29,164	$28,833	$57,788	*	$123,160	*
2002	12,067	14,380	$23,808		$41,529
2001	9,578	7,407	8,744		14,274
2000	2,257	3,795	4,339		15,132

*
Note that the revenue for the third and fourth quarters of 2003 reflect the change in Company policy in which sales by fulfillment partners are now recorded "gross" instead of "net" as in prior quarters.

  Factors That May Affect Future Results

        Any investment in our common stock involves a high degree of risk. Investors should consider carefully the risks and uncertainties, and all other information in this Form 10-K before deciding whether to purchase or hold our common stock. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.

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

        At December 31, 2003, we had $28.8 million in cash and cash equivalents and $11.5 million in marketable securities. A hypothetical 10% increase or decrease in interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        The Company's President (principal executive officer) and Vice President, Finance (principal financial officer), based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2003, have concluded that the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

        During the three-month period ended December 31, 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Directors

        Set forth below is certain information as of January 12, 2004 regarding the members of the Board of Directors of Overstock.

Class I Directors (Term Expiring in 2006)

Name	Age	Position with the Company	Director Since
John A. Fisher	56	Director	May 2002
Patrick M. Byrne	41	President, and Chairman of the Board of Directors	October 1999

        John A. Fisher has served as a director of Overstock since May 2002. Mr. Fisher has served as Managing Director of Fisher & Company LLC, an investment banking advisor to international branded consumer growth companies since October 1996. From 1987 to 1996, Mr. Fisher was Managing Director of Hambrecht & Quist Group, a venture capital and investment banking company, responsible for leading all services to branded consumer growth companies. From 1984 to 1987, he served as chief executive of Bechtle Fisher & Company, Inc., a private investment bank. From 1976 to 1984, he served as vice president of corporate finance of The Crocker Bank. From 1973 to 1976, he served as a member of the White House staff (Office of Management & Budget), and from 1971 to 1973, as management consultant with Touche Ross & Co. Mr. Fisher has a Bachelor of Arts Degree in Economics from Yale College and an MBA from Stanford University.

        Dr. Patrick M. Byrne has served as our principal executive officer and as a Director since October 1999, and as Chairman of the Board since February 2001. Dr. Byrne has currently assumed the role of President. From September 1997 to May 1999, Dr. Byrne served as President and Chief Executive Officer of Fechheimer Brothers, Inc., a manufacturer and distributor of uniforms. From 1995 until its sale in September 1999, Dr. Byrne was Chairman, President and Chief Executive Officer of Centricut, LLC, a manufacturer and distributor of industrial torch parts. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne has a Bachelor of Arts degree in Chinese studies from Dartmouth College, a Master's degree from Cambridge University as a Marshall Scholar, and a Ph.D. in philosophy from Stanford University.

Class II Director (Term Expiring in 2004)

Name	Age	Position with the Company	Director Since
Gordon S. Macklin	75	Director	October 1999

        Gordon S. Macklin has served as a Director of Overstock since October 1999. Mr. Macklin is currently an independent corporate financial advisor. Mr. Macklin served as Chairman, President and Chief Executive Officer of White River Corporation, an information services company, from October 1993 to July 1998. Mr. Macklin was Chairman of Hambrecht and Quist Group, a venture capital and investment banking company, from 1987 until 1992. From 1970 to 1987 Mr. Macklin served as President of the National Association of Securities Dealers, Inc. Mr. Macklin serves as a director for Martek Biosciences Corporation; MedImmune, Inc.; White Mountains Insurance Group, Ltd.; and is a director, trustee or managing general partner of 48 of the investment companies in the Franklin Templeton Group of Funds. Mr. Macklin has a Bachelor of Arts in Economics from Brown University.

Class III Director (Term Expiring in 2005)

Name	Age	Position with the Company	Director Since
Allison H. Abraham	41	Director	March 2002

        Allison H. Abraham has served as a Director of Overstock since March 2002. Ms. Abraham served as President and as a director of LifeMinders, Inc., an online direct marketing company, from May 2000 until the acquisition of LifeMinders by Cross Media Marketing Corp. in October 2001. Prior to joining LifeMinders, Ms. Abraham served as Chief Operating Officer of iVillage Inc., an online media company, from May 1998 to May 2000. From February 1997 to April 1998, Ms. Abraham was President, Chief Operating Officer and a director of Shoppers Express, an online grocery service, and also served as Vice President of Sales and Marketing for several months prior to her promotion. From 1992 to 1996, Ms. Abraham held several marketing and management positions at Ameritech Corporation. She was employed at American Express Travel Related Services in New York City from 1988 to 1992, focusing on the launch of new products and loyalty programs. Ms. Abraham holds a Bachelor of Arts in Economics from Tufts University and a MBA degree from the Darden School at the University of Virginia.

Information Regarding Executive Officers

        In addition to Dr. Byrne, the following persons were executive officers of the Company as of December 31, 2003:

Executive Officers	Age	Position
David K. Chidester	32	Vice President, Finance
Jonathan E. Johnson III	37	Vice President, Strategic Projects and General Counsel
Shawn Schwegman	29	Vice President, Technology

        Mr. Chidester served as our Controller from August 1999 to August 2003, as our Acting Chief Financial Officer from August 2003 to January 2004 and is now our Vice President, Finance (our principal financial and accounting officer). Prior to joining Overstock, Mr. Chidester was with PricewaterhouseCoopers LLP from December 1995 to August 1999. Mr. Chidester holds a Bachelor of Science Degree in Accounting and a Master's Degree in Business Administration, both from the University of Utah.

        Mr. Johnson has served as our General Counsel since September 2002, as our Secretary since October 2002, and as our Vice President, Strategic Projects since April 2003. From May 1999 to September 2002 Mr. Johnson held various positions with TenFold Corporation, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999 Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997 he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994 Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Justice Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Mr. Schwegman has served as our Vice President, Technology since January 2004. He has also served as our Chief Technology Officer from September 2003 to January 2004, as our Vice President of Sales and Marketing from April 2003 to December 2003; as our Director of Books, Music & Videos department from June 2002 to April 2003; as Manager of our Affiliate Marketing Program from

January 2002 to April 2003; as our Manager of Special Projects from April 2001 to January 2002; and as our Director of Information Technology from March 2000 to April 2001. From April 1999 to February 2000 Mr. Schwegman served as Vice President of Sales with Sycamore Software Development Corp. From January 1999 to April 1999 Mr. Schwegman served as Director of Management Information Systems with Fechheimer Brothers Co.

        There are no family relationships among any of the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of the Company's common stock, to file certain reports regarding ownership of, and transactions in, the Company's securities with the SEC. Such officers, directors, and 10% stockholders are also required to furnish the Company with copies of all Section 16(a) forms that they file.

        Based solely on a review of reports filed by, and on written representations from, its officers, directors and 10% stockholders, the Company believes that during 2003, all of its officers, directors and 10% stockholders complied with requirements for reporting ownership and changes in ownership of Company common stock under Section 16(a) of the Securities Act of 1934.

Audit Committee Financial Expert

        The Company's Board of Directors has determined that the Company has three audit committee financial experts serving on its audit committee. The names of the audit committee financial experts are John A. Fisher, Gordon S. Macklin and Allison H. Abraham, and each of such persons is "independent" as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

        As used herein, the term "audit committee financial expert" means a person who has the following attributes:

  •
  an understanding of generally accepted accounting principles and financial statements;

  •
  the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

  •
  experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company's financial statements, or experience actively supervising one or more persons engaged in such activities;

  •
  an understanding of internal control over financial reporting; and

  •
  an understanding of audit committee functions.

        Each member of the audit committee acquired the foregoing attributes through:

  •
  education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor, or experience in one or more positions that involve the performance of similar functions;

  •
  experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar function; or

  •
  experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing, or evaluation of financial statements.

        The identification of the foregoing members of the audit committee as "audit committee financial experts" shall not:

  •
  constitute a designation of any such person as an expert for any purpose, including, without limitation, for purposes of Section 11 of the Securities Act of 1933; or

  •
  impose on any such person any duties, obligations, or liability that are greater than the duties, obligations and liability imposed on any such person as a member of the audit committee and board of directors in the absence of such designation or identification.

Identification of the Audit Committee

        The Company has a separately-designated audit committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the audit committee are John A. Fisher, Gordon S. Macklin, and Allison H. Abraham. Each member of the audit committee is "independent" as that term is defined in Rule 10A-3 promulgated under the Exchange Act.

Code of Ethics

        The Company has adopted a code of ethics that applies to all of the Company's directors and employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company hereby undertakes to provide a copy of the code of ethics to any person without charge, upon request. Requests for a copy of the code of ethics may be made in writing addressed to: General Counsel, Overstock.com, Inc., 6322 South 3000 East, Suite 100, Salt Lake City, Utah, 84121.

Communications with Board Members

        In January 2004 the Board adopted resolutions to provide a formal process by which stockholders may communicate with the Board. Although the adoption of the formal process did not change the previously existing informal procedures by which stockholders could communicate with the Board, whether for the purpose of recommending nominees for election to the Company's Board of Directors or for other purposes, the adoption of the formal process did clarify that stockholders may communicate directly with the Board, whether for the purpose of recommending nominees for election to the Company's Board of Directors or for other purposes. The formal process adopted by the Board permits stockholders to communicate with the Board either in writing, addressed to the Board at the Company's headquarters, or by e-mail, sent to boardofdirectors@overstock.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The table below shows, for the last three fiscal years, compensation information for (i) the Company's chief executive officer, (ii) the next four most highly compensated executive officers who were serving as such at December 31, 2003 and whose total salary and bonus was $100,000 or more, and (iii) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at December 31, 2003. We refer to all of these individuals as our named officers.

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year					Securities Underlying Options	All Other Compensation(1)
		Salary		Bonus
Patrick M. Byrne President	2003 2002 2001	$	— — —	$	— — —	— 119,972 35,286	$	— — —
Jonathan E. Johnson III Vice President, Strategic Projects and General Counsel	2003 2002 2001		140,000 32,397 N/A		— — —	30,000 40,000 N/A		— — N/A
Douglas Greene Chief Technology Officer(2)	2003 2002 2001		117,101 145,000 137,500		— — —	25,000 15,879 81,158		121,167 1,813 —	(4)
Shawn A. Schwegman Vice President, Technology	2003 2002 2001		88,333 100,000 100,000		— — —	43,533 10,128 5,753		2,650 1,500 —
James Hyde(3) Chief Operations Officer	2003 2002 2001		160,240 150,000 71,634		— — —	60,891 34,408 24,700		4,500 3,938 —

(1)
Amounts represent our matching contributions to the 401(k) plan accounts for such officers, unless otherwise noted.

(2)
Mr. Greene resigned as our Chief Technology Officer in March 2003.

(3)
Mr. Hyde resigned as our Chief Operating Officer on November 26, 2003.

(4)
Amount includes $120,261, which represents taxable income from options exercised by Mr. Greene, and $906, which represents our matching contributions to the 401(k) plan account for Mr. Greene.

OPTION GRANTS

        The following table summarizes the stock options granted to each named officer during the year ended December 31, 2003, including the potential realizable value over the term of the options, which is based on assumed rates of stock appreciation of 5% and 10%, compounded annually and subtracting from that result the aggregate option exercise price. These assumed rates of appreciation comply with the rules of the SEC and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will depend on the future performance of our common stock.

        During the year ended December 31, 2003, we granted options to purchase up to an aggregate of 853,803 shares to employees under our 2002 Stock Option Plan.

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Terms
	Number of Securities Underlying Options Granted
						Market Value on Date of Grant
Name				Exercise Price				Expiration Date
									0%		5%		10%
Patrick M. Byrne	—	0.0%			$—		$—	—		—		—		—
Jonathan E. Johnson III	15,000 15,000	1.8 1.8	% %	$ $	8.54 13.09	$ $	8.54 13.09	4/28/2008 7/28/2008	$ $	— —	$ $	35,392 54,248	$ $	78,206 119,874
Douglas Greene	25,000	2.9%			$15.25		$15.25	1/27/2008		$—		$105,332		$232,757
Shawn A. Schwegman	3,000 15,000 25,533	0.4 1.8 3.0	% % %	$ $ $	13.57 8.54 13.09	$ $ $	13.57 8.54 13.09	3/16/2008 4/28/2008 7/28/2008	$ $ $	— — —	$ $ $	11,247 35,392 92,341	$ $ $	24,854 78,206 204,049
James Hyde	40,000 15,000 5,891	4.7 1.8 0.7	% % %	$ $ $	15.25 8.54 13.09	$ $ $	15.25 8.54 13.09	1/27/2008 4/28/2008 7/28/2008	$ $ $	— — —	$ $ $	168,532 35,392 21,305	$ $ $	372,411 78,206 47,078

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END VALUES

        This table shows information about unexercised in-the-money stock options held by the named officers on December 31, 2003. These values have been calculated on the basis of the closing price of our common stock on December 31, 2003, which was $19.87 per share. All options were granted under our Amended and Restated 1999 Stock Option Plan or our 2002 Stock Option Plan.

	Number of Shares Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Patrick M. Byrne	97,530	61,257	$1,403,257	$904,035
Jonathan E. Johnson III	12,800	57,200	191,488	678,562
Douglas Greene	69,174	58,913	1,013,479	627,859
Shawn A. Schwegman	18,799	51,201	260,903	476,369
James Hyde	29,394	90,606	444,612	843,031

COMPENSATION OF DIRECTORS

        We reimburse our non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings. No member of our Board currently receives any additional cash compensation.

        In 2003, we did not grant any stock options to any of our directors. In prior years, we granted non-employee directors options to purchase shares of our common stock under our Amended and Restated 1999 Stock Option Plan and our 2002 Stock Option Plan for their service on our Board. Our Board determines the number of option shares to be granted, if any, to any new non-employee directors. The following table shows information about aggregate options granted to non-employee directors in prior years:

Name	Grant Date	Exercise Price ($)	Number of Options Granted
Gordon Macklin	10/23/1999	3.69	21,172
	1/22/2002	5.07	7,058
Allison Abraham	4/23/2002	11.90	15,000
John Fisher	5/2/2002	11.90	15,000

SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

Agreements with Certain Executive Officers

        None of our executive officers has any contractual right to any severance or change of control payment other than pursuant to the option plans described below.

Benefit Plans

Gear.com, Inc. Restated 1998 Stock Option Plan

        The Company acquired Gear.com, Inc. on November 20, 2000 and assumed the outstanding options under the Gear.com, Inc. Restated 1998 Stock Option Plan (the "Gear.com Restated 1998 Stock Option Plan"). The Gear.com Restated 1998 Stock Option Plan provided for the grant of incentive stock options to Gear.com employees or the employees of Gear.com's parent or subsidiary, and the grant of nonstatutory stock options to Gear.com, or Gear.com parent's or subsidiary's, employees, directors, consultants, agents, advisors, and independent contractors. As amended on February 22, 2001, 181,154 shares of common stock were reserved for issuance under this Plan and as of December 31, 2003, options to purchase 1,548 shares of our common stock were outstanding. The Gear.com Restated 1998 Stock Option Plan terminated on the close of our acquisition of Gear.com and we will not grant any additional options under the plan. However, the outstanding options issued pursuant to the plan continue to be governed by its terms. The Gear.com Restated 1998 Stock Option Plan provides that after termination of employment or service other than by reason of death or Cause (as defined in the Plan), an optionee may exercise his or her option to the extent it was exercisable on the date of such termination within (i) one year if the termination is coincident with retirement, early retirement at the Company's request, or disability, or (ii) three months after termination for reasons other than retirement, early retirement at the Company's request, or disability. Generally, if termination is due to death, the option will remain exercisable for twelve (12) months from the date of such termination. If termination is for Cause (as defined in the Plan), the option will automatically terminate upon first notification to the optionee of such termination. In no event may an option be exercised after the expiration of the option term.

        The Gear.com Restated 1998 Stock Option Plan generally provides that in the event of (i) the consummation of a merger or consolidation in which we are not the surviving corporation or in which more than 33 1/3% of our total combined voting power is transferred to persons different from the persons holding those securities immediately prior to such merger or consolidation, (ii) the consummation of any sale, exchange or transfer of all or substantially all of our assets (other than a transfer to our majority owned subsidiary corporation), or (iii) shareholder approval of a plan or proposal for our liquidation or dissolution, each outstanding option shall automatically accelerate so that immediately prior to the effective date of the corporate transaction each option shall become 100% vested and exercisable; provided, however, that options shall not accelerate if and to the extent the options are assumed or substituted by the successor corporation or parent thereof. If an executive officer's employment is terminated within two years following a corporate transaction in which options were assumed or substituted, other than a voluntary termination of the executive officer without Good Reason (as defined in the Plan) or a termination by the successor corporation for Cause (as defined in the Plan), then the executive officer's option shall accelerate and become fully vested. Except to the extent assumed or substituted by the successor corporation, all options will terminate and cease to be outstanding immediately following the consummation of a corporate transaction.

Amended and Restated 1999 Stock Option Plan

        Our Amended and Restated 1999 Stock Option Plan was adopted by our board of directors on May 1, 1999, and approved by our stockholders on October 5, 1999. Our Amended and Restated 1999 Stock Option Plan provides for the grant of incentive stock options to our employees, and the grant of nonstatutory stock options to our employees, directors and consultants. We reserved an aggregate of 1,764,291 shares of our common stock for issuance under this plan; however, any shares of our common stock available for issuance thereunder have been and continue to be assumed by our 2002 Stock Option Plan. As of the closing of our initial public offering we are not granting any additional options under this plan. Instead we are granting options under our 2002 Stock Option Plan.

        The Amended and Restated 1999 Stock Option Plan provides that after termination of service, an optionee may exercise his or her option to the extent it was exercisable on the date of such termination for a certain period of time. Generally, if termination is due to death or disability, the option will remain exercisable for twelve (12) months from the date of such termination. If termination is due to an optionee's misconduct, the option will terminate and cease to be outstanding. In all other cases, the option will generally remain exercisable for a period of three (3) months following termination.

        The Amended and Restated 1999 Stock Option Plan provides that in the event of the sale, transfer or other disposition of all or substantially all of our assets in our complete liquidation or dissolution, or a merger or consolidation in which more than 50% of our total combined voting power is transferred to persons different from the persons holding those securities immediately prior to such merger or consolidation, the outstanding options under the plan may be assumed by the successor entity or, in the administrator's discretion, the vesting of all outstanding options may be accelerated so that the options become fully vested and exercisable immediately prior to such transaction. In addition, the administrator may accelerate the vesting of assumed options in the event the optionee is involuntarily terminated within eighteen (18) months following such transaction. After such an involuntary termination, the accelerated options will remain exercisable for one (1) year from the date of termination or the expiration of the option term, whichever is shorter. In the event of the direct or indirect acquisition by any person of beneficial ownership representing more than 50% of the total combined voting power of our outstanding securities, or a change in the composition of the board over a period of thirty-six (36) consecutive months, or less, in which a majority of the board members cease to be incumbent directors, or were not elected by at least a majority of the incumbent directors, the administrator has the discretion to accelerate the vesting of any outstanding options so that the options become fully vested and exercisable upon such occurrence, or to condition such option acceleration on an optionee's involuntary termination within a period of up to 18 months following such change in control.

2002 Stock Option Plan.

        Our 2002 Stock Option Plan was adopted by our board of directors and approved by our stockholders in April 2002. Our 2002 Stock Option Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Code, to our employees, and for the grant of nonstatutory stock options and stock purchase rights to our employees, directors and consultants.

        Number of Shares of Common Stock Available under the 2002 Stock Option Plan.    We have reserved a total of 638,680 shares of our common stock for issuance pursuant to the 2002 Stock Option Plan. In addition, any remaining shares that were initially reserved under our Amended and Restated 1999 Stock Option Plan and would have been available for issuance under our Amended and Restated 1999 Stock Option Plan are instead reserved for issuance and assumed under our 2002 Stock Option Plan. As of December 31, 2003, 328,128 shares were available for future issuance.

        Administration of the 2002 Stock Option Plan.    Our board of directors or, with respect to different groups of optionees, different committees appointed by our board, will administer the 2002 Stock Option Plan. In the case of options intended to qualify as "performance based compensation" within the meaning of Section 162(m) of the Code, the committee will consist of two or more "outside directors" within the meaning of Section 162(m) of the Code. The administrator has the power to determine the terms of the options and stock purchase rights granted, including the exercise price, the number of shares subject to each option or stock purchase right, the exercisability of the options and stock purchase rights and the form of consideration payable upon exercise.

        Options.    The administrator determines the exercise price of options granted under the 2002 Stock Option Plan, but with respect to nonstatutory stock options intended to qualify as "performance based compensation" within the meaning of Section 162(m) of the Code and all incentive stock options, the exercise price must be at least equal to the fair market value of our common stock on the date of grant. The term of an incentive stock option may not exceed ten (10) years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding capital stock, the term must not exceed five (5) years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator determines the term of all other options.

        No optionee may be granted an option to purchase more than 423,430 shares in any fiscal year. In connection with his or her initial service as an employee, an optionee may be granted an additional option to purchase up to 423,430 shares.

        After termination of one of our employees, directors or consultants, he or she may exercise his or her option for the period of time stated in the option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for twelve (12) months. In all other cases, the option will generally remain exercisable for three (3) months. However, an option may never be exercised later than the expiration of its term.

        Stock Purchase Rights.    Stock purchase rights, which represent the right to purchase our common stock, may be issued under our 2002 Stock Option Plan. The administrator determines the purchase price of stock purchase rights granted under our 2002 Stock Option Plan. Unless the administrator determines otherwise, a restricted stock purchase agreement, an agreement between us and an optionee which governs the terms of stock purchase rights, will grant us a repurchase option that we may exercise upon the voluntary or involuntary termination of the purchaser's service with us for any reason, including death or disability. The purchase price for shares we repurchase will generally be the original price paid by the purchaser and may be paid by cancellation of any indebtedness of the purchaser to us. The administrator determines the rate at which our repurchase option will lapse.

        Transferability of Options and Stock Purchase Rights.    Our 2002 Stock Option Plan generally does not allow for the transfer of options or stock purchase rights and only the optionee may exercise an option or stock purchase right during his or her lifetime.

        Adjustments upon Change in Control.    Our 2002 Stock Option Plan provides that in the event of a change of control, the successor corporation will assume or substitute each option or stock purchase right. If the outstanding options or stock purchase rights are not assumed or substituted, the administrator will provide notice to the optionee that he or she has the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including shares which would not otherwise be exercisable, for a period of fifteen (15) days from the date of the notice. The option or stock purchase right will terminate upon the expiration of the fifteen (15)-day period. In addition, in the event that the optionee is involuntarily terminated without cause within eighteen months following a change of control, he or she will have the right to exercise the option or stock purchase right as to all of the shares subject to the option or stock purchase right, including the shares which would not otherwise be exercisable.

        Amendment and Termination of our 2002 Stock Option Plan.    Our 2002 Stock Option Plan will automatically terminate in 2012, unless we terminate it sooner. In addition, the administrator has the authority to amend, suspend or terminate the 2002 Stock Option Plan provided such amendment does not impair the rights of any optionee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2003:

  •
  None of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

  •
  None of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeds $60,000;

  •
  None of the Company's executive officers served on the Compensation Committee (or another Board committee with similar functions or, if there was no committee like that, the entire Board of Directors) of another entity where one of that entity's officers served on the Company's Board or as a member of its Compensation Committee; and

  •
  None of the Company's executive officers was a director of another entity where one of that entity's officers served on the Company's Compensation Committee.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Committee has provided the following report on the compensation of the executive officers including the chief executive officer and the relationship of the Company's performance to executive compensation.

Compensation Committee Report

        In 2003, the Compensation Committee (the "Committee") of the Board consisted of Messrs. Fisher and Macklin, neither of whom was an employee or former employee of the Company or any of its subsidiaries during the year. The Committee has overall responsibility for the Company's executive compensation policies and practices. The Committee's functions include:

  •
  evaluating management's performance,

  •
  reviewing and approving the Company's compensation philosophy,

  •
  reviewing and approving all executive officers' compensation, including salaries, and

  •
  administering compensation plans including granting awards under the Company's stock option plans to its employees.

Compensation of the Chief Executive Officer

        The Company's President, Patrick M. Byrne, declined to accept any salary or bonus payment from the Company during 2003. Dr. Byrne also declined to accept any salary or bonus payment from the Company during each of the two preceding years. Dr. Byrne's lack of any cash compensation bears no relationship at all to the Company's performance.

        In addition to serving as President, Dr. Byrne serves as Chairman of the Board of Directors, and controls High Plains Investments, LLC, which is the Company's largest stockholder. The Committee believes that Dr. Byrne's economic interest in the Company, directly and through High Plains Investments LLC, is fully aligned with the economic interests of the other stockholders.

Compensation Policies Applicable to other Executive Officers

        The Company's compensation program for its executive officers other than Dr. Byrne consists of (i) salaries, and (ii) stock option grants.

        Salaries.    The Company pays its executive officers other than Dr. Byrne salaries that are determined, in part, based on the responsibilities of the position and the experience and knowledge of the individual. Salaries are adjusted periodically at the discretion of the Committee, taking into consideration factors including the Company's growth, performance and financial condition and the Committee's subjective perception of the individual's performance. The Company did not pay any bonuses to any of its executive officers during 2003. The lack of any bonus payments bears no relationship at all to the Company's performance.

        Stock Option Grants.    The second component of the Company's compensation program consists of stock option grants. The options granted to executive officers during 2003 were granted in January, March, April, and July of 2003, with exercise prices of $15.25, $13.57, $8.54 and $13.09 per share, respectively, which the Committee determined to be equal to the fair market value of the underlying shares of common stock on the date of grant. The Committee believes that stock option grants or other equity awards provide proper incentives to management and align the economic interests of management with those of the other stockholders.

Members of the Compensation Committee
Gordon S. Macklin
John A. Fisher

Stock Performance Graph

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the effective date of the initial public offering of Overstock's common stock (May 30, 2002) through December 31, 2003 for Overstock, Media General's Nasdaq U.S. Index and Media General's Internet Software and Services Index. The graph assumes that $100 was invested in Overstock's common stock (at the initial public offering price of $13.00 per share), and the above indices on May 30, 2002. Historic stock price performance is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON MAY 30, 2002
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2003

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2003 by the following individuals or groups:

  •
  each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;

  •
  each of our named officers;

  •
  each of our directors; and

  •
  all directors and executive officers as a group.

        The table is based upon information supplied by officers, directors and principal stockholders and schedules 13D and 13G filed with the SEC. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentages are based on 16,485,348 shares of common stock outstanding as of December 31, 2003, as adjusted as required by rules promulgated by the SEC.

	Shares Beneficially Owned
Beneficial Owner (Name and Address)
	Number		Percent
5% Stockholders
High Plains Investments LLC 700 Bitner Road Park City, Utah 84098	5,707,261	(1)	34.6%
Dorothy M. Byrne 3 Laramie Road Etna, NH 03750	1,270,735	(2)	7.7%
John J. Byrne Jr. 3 Laramie Road Etna, NH 03750	1,270,735	(3)	7.7%
Krevlin Advisors LLC 650 Madison Ave, 26th Floor New York, NY 10022	880,039		5.3%
Ashford Capital Management, Inc. P. O. Box 4172 Wilmington, DE 19807	954,050		5.8%
Directors and Executive Officers
Patrick M. Byrne	6,147,861	(4)	37.3%
Gordon S. Macklin	318,964	(5)	1.9%
Jonathan E. Johnson III	15,200	(6)	*
Shawn Schwegman	28,915	(7)	*
Allison H. Abraham	12,083	(8)	*
John A. Fisher	10,166	(9)	*
David K. Chidester	17,048	(10)	*
Directors and Officers as a Group (7 persons)	6,550,237	(11)	39.7%

*
Less than 1% of the outstanding shares of common stock.

(1)
Includes 629,536 shares issuable upon exercise of currently exercisable warrants. Patrick M. Byrne, our President and Chairman of our Board of Directors, holds 100% of the voting interest in and controls High Plains Investments LLC. These shares also include 201,693 shares held by High Meadows Finance L.C. High Plains Investments LLC disclaims beneficial ownership of the shares held by High Meadows Finance L.C. to the extent it does not exercise voting or dispositive control over the shares held by High Meadows Finance L.C.

(2)
Ms. Byrne's shares include 4,414 shares issuable upon exercise of currently exercisable warrants. Ms. Byrne's shares also include 365,107 shares held by Haverford-Utah, LLC; 50,361 shares issuable upon exercise of currently exercisable warrants held by Haverford-Utah, LLC; 201,693 shares held by High Meadows Finance L.C.; 523,545 shares held by John J. Byrne Jr.; and 92,850 shares issuable upon exercise of currently exercisable warrants held by John J. Byrne Jr. Ms. Byrne disclaims beneficial ownership of the shares held by Haverford-Utah, LLC; and High Meadows Finance L.C. except to the extent of her pecuniary interest in each entity respectively. Ms. Byrne also disclaims beneficial ownership of the shares held by John J. Byrne Jr. to the extent she does not exercise voting or dispositive control over the shares held by John J. Byrne Jr.

(3)
John J. Byrne Jr.'s shares include 92,850 shares issuable upon exercise of currently exercisable warrants. Mr. Byrne's shares also include: 365,107 shares held by Haverford-Utah, LLC and 50,361 shares issuable upon exercise of currently exercisable warrants held by Haverford-Utah, LLC; 201,693 shares held by High Meadows Finance L.C.; 32,765 shares held by Dorothy Byrne; and 4,414 shares issuable upon exercise of currently exercisable warrants held by Dorothy Byrne. Mr. Byrne disclaims beneficial ownership of the shares held by Haverford-Utah, LLC and High Meadows Finance L.C. except to the extent of his pecuniary interest in each entity, respectively. Mr. Byrne also disclaims beneficial ownership of the shares held by Dorothy Byrne to the extent he does not exercise voting or dispositive control over the shares held by Dorothy Byrne.

(4)
Patrick M. Byrne's shares include 106,000 shares issuable upon exercise of options. Patrick M. Byrne's shares also include 4,876,032 shares held by High Plains Investments LLC; 629,536 shares issuable upon exercise of currently exercisable warrants held by High Plains Investments LLC; and 201,693 shares held by High Meadows Finance L.C. Dr. Byrne disclaims beneficial ownership of the shares held by High Plains Investments LLC and High Meadows Finance L.C. except to the extent of his pecuniary interests in each entity respectively.

(5)
Mr. Macklin's shares include 25,124 shares issuable upon exercise of options and an aggregate of 257,810 shares and warrants currently exercisable for an aggregate of 36,030 shares held by the following entities: Macklin Family Limited Partnership I, the Macklin Family Limited Partnership III, the Gordon Macklin Family Trust and the Marilyn C. Macklin Family Trust.

(6)
Mr. Johnson's shares include 15,200 shares issuable upon the exercise of options.

(7)
Mr. Schwegman's shares include 21,227 shares issuable upon the exercise of options.

(8)
Ms. Abraham's shares include 9,583 shares issuable upon exercise of options.

(9)
Mr. Fisher's shares include 9,166 shares issuable upon exercise of options.

(10)
Mr. Chidester's shares include 17,048 shares issuable upon exercise of options.

(11)
Includes a total of 203,348 shares issuable upon exercise of options granted to our executive officers and directors and 665,566 shares issuable upon exercise of currently exercisable warrants.

        The following table provides information as of December 31, 2003 with respect to shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,849,101	$7.33	328,128
Equity compensation plans not approved by security holders	—	—	—
Total	2,849,101	$7.33	328,128

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

        Since January 1, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock had or will have a direct or indirect interest other than the transactions described below.

        On occasion, Haverford Valley, L.C. and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2003 we reimbursed Haverford Valley, L.C. approximately $236,000 for these expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The aggregate fees PricewaterhouseCoopers LLP billed us for each of the last two fiscal years for professional services for the audits of our annual financial statements and review of financial statements included in our Reports on Form 10-Q or services normally provided by PricewaterhouseCoopers LLP in connection with filings or engagements for those years were $130,000 in 2002 and $177,500 in 2003.

Audit-Related Fees

        The aggregate fees PricewaterhouseCoopers LLP billed us in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under the caption "Audit Fees" were $340,000 in 2002, all of which was for audit-related services in connection with our initial public offering, and $138,000 in 2003, of which $120,000 was for audit-related services in connection with our follow-on offering in the first quarter of 2003, and of which $18,000 was for consultations regarding revenue recognition and compliance with the Sarbanes-Oxley Act of 2002.

Tax Fees

        PricewaterhouseCoopers LLP did not bill us any additional fees in the last two fiscal years for compliance, tax advice, or tax planning.

All Other Fees

        PricewaterhouseCoopers LLP did not bill us any additional fees in the last two fiscal years for products and services provided by PricewaterhouseCoopers LLP, other than the services reported above.

Audit Committee Pre-Approval Policies

General

        The Audit Committee has adopted an Audit and Non-Audit Services Pre-Approval Policy, which sets forth the procedures and the conditions pursuant to which services to be performed by the independent auditor are to be pre-approved. Under the Policy, proposed services either may be pre-approved by agreeing to a framework with descriptions of allowable services with the Audit Committee ("general pre-approval"), or require the specific pre-approval of the Audit Committee ("specific pre-approval"). Unless a type of service has received general pre-approval, it requires specific pre-approval by the Audit Committee if it is to be provided by the independent auditor.

        The Policy describes the Audit, Audit-related, Tax and All Other Services that are subject to the general pre-approval of the Audit Committee. The Audit Committee will annually review and pre-approve the services that may be provided by the independent auditor that are subject to general pre-approval. Under the Policy, the Audit Committee may delegate either type of pre-approval authority to its chairperson or any other member or members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. The Policy does not delegate the Audit Committee's responsibilities to pre-approve services performed by the independent auditor to management.

Audit Services

        The annual Audit services engagement scope and terms are subject to the general pre-approval of the Audit Committee. Audit services include the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on the Company's consolidated financial statements. Audit services also include the attestation engagement for the independent auditor's report on management's assertion on internal controls for financial reporting. The Policy provides that the Audit Committee will monitor the Audit services engagement throughout the year and will also approve, if necessary, any changes in terms and conditions resulting from changes in audit scope or other items. The Policy provides for Audit Committee pre-approval of specific Audit services.

Audit-related Services

        Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements or that are traditionally performed by the independent auditor. Under the Policy, the Audit Committee grants general pre-approval to specified Audit-related services. All other Audit-related services not specified must be specifically pre-approved by the Audit Committee.

Tax Services

        Under the Policy, the Audit Committee grants general pre-approval to specific tax compliance, planning and advice services that have historically been provided by the auditor, that the Audit Committee has reviewed and believes would not impair the independence of the auditor, and that are consistent with the SEC's rules on auditor independence. Other tax services must be specifically approved by the Audit Committee.

All Other Services

        Under the Policy, the Audit Committee grants general pre-approval to specific permissible non-audit services classified as All Other Services that it believes are routine and recurring services, would not impair the independence of the auditor and are consistent with the SEC's rules on auditor independence. Services permissible under applicable rules but not specifically approved in the Policy require further specific pre-approval by the Audit Committee.

Procedures

        The Policy provides that at the beginning of each year, the chief financial officer and the Company's independent auditor will jointly submit to the Audit Committee a schedule of audit, audit-related, tax and other non-audit services that are subject to general pre-approval. This schedule will provide a description of each type of service that is subject to general pre-approval and, where possible, will provide projected fees (or a range of projected fees) for each service. The Audit Committee will review and approve the types of services and review the projected fees for the next fiscal year. Any changes to the fee amounts listed in the schedule will be subject to further specific approval of the Audit Committee. The Policy prohibits the independent auditor from commencing any project not described in the schedule approved by the Audit Committee until specific approval has been given.

        The Audit Committee did not pre-approve any of the services described above under the caption "Audit Related Fees" pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X, as those services were performed prior to the effective date of the pre-approval requirements.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
1.    Financial Statements

        2.    Financial Statement Schedules

        Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

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
10.22(c)	Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000.
10.23(c)	Commencement of Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000.
10.24(c)	Lease Amendment #2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001.
10.25(c)	Lease Amendment #3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002.
10.26(c)	Lease Amendment #4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002.
10.27(c)	Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.
10.28(c)	Lease Amendment #6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002.
10.29(c)	Old Mill Corporate Center First Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated September 1, 2002.

10.30(c)	Letter Agreement by and between Overstock.com, Inc. and James Hyde, dated May 30, 2001.
10.31	Credit Agreement dated February 13, 2004 between Overstock.com, Inc. and Wells Fargo Bank National Association
21	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003.

(b)
Reports on Form 8-K.

        During the last quarter of 2003, we filed a Report on Form 8-K on November 10, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2004.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chairman and President

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne, Jonathan E. Johnson III and David K. Chidester, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	President and Chairman of the Board (Principal Executive Officer)	February 20, 2004
/s/ DAVID K. CHIDESTER David K. Chidester	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	February 20, 2004
/s/ GORDON S. MACKLIN Gordon S. Macklin	Director	February 20, 2004
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	February 20, 2004
/s/ JOHN A. FISHER John A. Fisher	Director	February 20, 2004

EXHIBIT INDEX

Exhibit Number		Description of Document
3.1	(a)	Amended and Restated Certificate of Incorporation of the Registrant currently in effect
3.2	(a)	Amended and Restated Bylaws of the Registrant currently in effect
4.1	(b)	Form of specimen certificate for Overstock.com, Inc.'s common stock
4.2	(b)	Investor Rights Agreement, dated March 4, 2002
10.1	(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers
10.2	(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder
10.3	(b)	2001 Stock Purchase Plan and form of agreements thereunder
10.4	(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder
10.5	(b)	2002 Stock Option Plan, as amended, and form of agreements thereunder
10.6	(b)	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7	(b)	Form of Guaranty of Credit agreement entered into by John J. Byrne, John J. Byrne III, Patrick M. Byrne, J. Gregory Hale, and Cirque Property LC in connection with the Norwich Associates, LC $7.0 million line of credit established on September 17, 2001
10.8	(b)	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C.
10.9	(b)	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C.
10.10	(b)	First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C.
10.11	(b)	Lease Agreement, as amended, between 2855 E. Cottonwood Parkway, L.C., and Discountsdirect, dated December 21, 1998
10.12	(b)	Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000
10.13	(b)	Severance Package Agreement with Douglas Greene dated June 17, 1999
10.14	(b)	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002
10.15	(b)*	Strategic Alliance and Product Sales Agreement dated February 26, 2002 between Overstock.com, Inc. and Safeway, Inc.
10.16	(b)	Irrevocable Letter of Credit dated August 24, 2001 from Wells Fargo Bank, N.A. for the account of Patrick M. Byrne in favor of Wells Fargo Merchant Services, LLC
10.17	(b)	Lease Termination Agreement dated March 27, 2002 by and between Overstock.com, Inc. and 2855 E. Cottonwood Parkway, L.C.
10.18	(b)	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene
10.19	(b)	Registration and Expenses Agreement dated May 3, 2002 among Overstock.com, Inc. and Amazon.com NV Investment Holdings, Inc.
10.20	(b)	Form of Warrant to purchase Overstock.com, Inc. common stock
10.21	(b)	Form of Series A Preferred Stock Purchase Agreement dated March 4, 2002 among Overstock.com, Inc., The Gordon S. Macklin Family Trust, Haverford Internet, LLC, John J. Byrne Jr., and twelve other purchasers of Series A Preferred Stock

10.22	(c)	Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000
10.23	(c)	Commencement of Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000
10.24	(c)	Lease Amendment #2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001
10.25	(c)	Lease Amendment #3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002
10.26	(c)	Lease Amendment #4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002
10.27	(c)	Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002
10.28	(c)	Lease Amendment #6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002
10.29	(c)	Old Mill Corporate Center First Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated September 1, 2002
10.30	(c)	Letter Agreement by and between Overstock.com, Inc. and James Hyde, dated May 30, 2001
10.31		Credit Agreement dated February 13, 2004 between Overstock.com, Inc. and Wells Fargo Bank National Association
21		Subsidiaries of the Registrant
23.1		Consent of Independent Accountants
24.1		Power of Attorney (see signature page)
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

*
We obtained confidential treatment from the Commission with respect to certain portions of this exhibit. A complete version of this exhibit has been filed separately with the Commission.

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003.

Report of Independent Auditors

To the Board of Directors and
Stockholders of Overstock.com, Inc.

        In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries (the "Company") at December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 20, 2004

Overstock.com, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,059	$28,846
Marketable securities	21,603	11,500
Accounts receivable, net	6,994	10,183
Inventories, net	13,954	29,926
Prepaid expenses and other assets	2,333	4,583

Total current assets	55,943	85,038
Property and equipment, net	4,945	9,483
Goodwill	2,784	2,784
Other long-term assets, net	284	427

Total assets	$63,956	$97,732

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,731	$30,363
Accrued liabilities	6,409	9,316
Capital lease obligations, current	124	75

Total current liabilities	20,264	39,754
Capital lease obligations, non-current	58	86

Total liabilities	20,322	39,840

Commitments and contingencies (notes 10, 11 and 12)
Redeemable common stock, $0.0001 par value, 683 and 460 shares issued and outstanding as of December 31, 2002 and 2003, respectively	4,363	2,978

Stockholders' equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 13,866 and 16,060 shares issued as of December 31, 2002 and 2003, respectively	1	2
Additional paid-in capital	97,282	123,934
Accumulated deficit	(55,666)	(67,815)
Unearned stock-based compensation	(2,327)	(1,094)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive income (loss)	81	(13)

Total stockholders' equity	39,271	54,914

Total liabilities, redeemable securities and stockholders' equity	$63,956	$97,732

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2001	2002	2003
	(in thousands, except per share data)

Direct revenue	$35,243	$77,943	$136,592
Fulfillment partner revenue	3,965	12,379	100,811
Warehouse revenue	795	1,462	1,542

Total revenue	40,003	91,784	238,945
Cost of goods sold (includes amortization of stock-based compensation of $78, $373, and $90, respectively)	34,640	73,441	213,492

Gross profit	5,363	18,343	25,453

Operating expenses:
Sales and marketing expenses (excludes amortization of stock-based compensation of $14, $83, and $22, respectively)	5,784	8,669	20,173
General and administrative expenses (excludes amortization of stock-based compensation of $635, $2,820, and $734, respectively)	9,441	10,825	16,911
Amortization of goodwill	3,056	—	—
Amortization of stock-based compensation	649	2,903	756

Total operating expenses	18,930	22,397	37,840

Operating loss	(13,567)	(4,054)	(12,387)
Interest income	461	403	461
Interest expense	(729)	(465)	(76)
Other income (expense), net	29	(444)	115

Net loss	(13,806)	(4,560)	(11,887)
Deemed dividend related to redeemable common stock	(404)	(406)	(262)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(6,607)	—

Net loss attributable to common shares	$(14,210)	$(11,573)	$(12,149)

Net loss per common share—basic and diluted	$(1.29)	$(0.88)	$(0.75)
Weighted average common shares outstanding—basic and diluted	10,998	13,108	16,198

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity
and Comprehensive Income

	Common stock						Accumulated Other Comprehensive Income
			Additional Paid-in capital	Accumulated deficit	Unearned stock-based compensation	Treasury stock
	Shares	Amount						Total
	(amounts in thousands)
Balance at December 31, 2000	9,096	$1	$42,231	$(29,883)	$—	$—	$—	$12,349
Issuance of common stock	1,210	—	6,915	—	—	—	—	6,915
Exercise of stock options	14	—	73	—	—	—	—	73
Purchase of treasury stock	—	—	—	—	—	(100)	—	(100)
Unearned stock-based compensation from options issued to employees	—	—	2,534	—	(2,534)	—	—	—
Amortization of stock-based compensation	—	—	—	—	727	—	—	727
Issuance of stock options to consultants in exchange for services	—	—	384	—	(208)	—	—	176
Lapse of rescission rights on redeemable common stock	7	—	50	—	—	—	—	50
Deemed dividend related to redeemable common stock	—	—	—	(404)	—	—	—	(404)
Net loss	—	—	—	(13,806)	—	—	—	(13,806)

Balance at December 31, 2001	10,327	1	52,187	(44,093)	(2,015)	(100)	—	5,980
Issuance of common stock	7	—	212	—	—	—	—	212
Exercise of stock options and warrants	149	—	615	—	—	—	—	615
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	6,607	(6,607)	—	—	—	—
Conversion of Series A redeemable preferred stock to common stock	959	—	6,582	—	—	—	—	6,582
Issuance of common stock in IPO	2,256	—	26,140	—	—	—	—	26,140
Unearned stock-based compensation from options issued to employees	—	—	3,481	—	(3,481)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,276	—	—	3,276
Issuance of stock options to consultants in exchange for services	—	—	131	—	(107)	—	—	24
Lapse of rescission rights on redeemable common stock	168	—	1,327	—	—	—	—	1,327
Deemed dividend related to redeemable common stock	—	—	—	(406)	—	—	—	(406)
Net loss	—	—	—	(4,560)	—	—	—	(4,560)
Unrealized gain on marketable securities	—	—	—	—	—	—	81	81

Total comprehensive loss								(4,479)

Balance at December 31, 2002	13,866	1	97,282	(55,666)	(2,327)	(100)	81	39,271
Exercise of stock options and warrants	247	—	1,227	—	—	—	—	1,227
Issuance of common stock in Follow-on offering	1,725	1	23,967	—	—	—	—	23,968
Issuance of common stock	—	—	21	—	—	—	—	21
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(478)	—	478	—	—	—
Amortization of stock-based compensation	—	—	—	—	846	—	—	846
Issuance of stock options to consultants in exchange for services	—	—	268	—	(91)	—	—	177
Lapse of rescission rights on redeemable common stock	222	—	1,647	—	—	—	—	1,647
Deemed dividend related to redeemable common stock	—	—	—	(262)	—	—	—	(262)
Net loss	—	—	—	(11,887)	—	—	—	(11,887)
Realized gain on marketable securities	—	—	—	—	—	—	(15)	(15)
Unrealized loss on marketable securities	—	—	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss								(11,981)

Balance at December 31, 2003	16,060	$2	$123,934	$(67,815)	$(1,094)	$(100)	$(13)	$54,914

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2001	2002	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(13,806)	$(4,560)	$(11,887)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,735	1,873	2,325
Amortization of goodwill	3,056	—	—
Amortization of unearned stock-based compensation	727	3,276	846
Realized loss (gain) on marketable securities	—	55	(15)
Stock options issued to consultants for services	176	24	177
Stock issued to employees	63	181	21
Amortization of debt discount	291	242	—
Selling shareholder fees	—	439	—
Changes in operating assets and liabilities:
Accounts receivable	(774)	(5,429)	(3,189)
Inventories, net	1,081	(6,368)	(15,972)
Prepaid expenses and other assets	920	(1,857)	(2,250)
Other long-term assets	(263)	246	(7)
Accounts payable	(1,532)	10,051	16,632
Accrued liabilities	(2,133)	4,316	2,907

Net cash (used in) provided by operating activities	(10,459)	2,489	(10,412)

Cash flows from investing activities:
Purchases of marketable securities	—	(34,819)	(41,363)
Sales of marketable securities	—	13,243	51,388
Expenditures for property and equipment	(1,669)	(1,746)	(6,707)
Expenditures for other long-term assets	(35)	(5)	(172)

Net cash provided by (used in) investing activities	(1,704)	(23,327)	3,146

Cash flows from financing activities:
Payments on capital lease obligations	(248)	(261)	(141)
Borrowings on related party note payables	4,500	1,160	—
Payments on related party note payables	(3,000)	(5,660)	—
Issuance of redeemable preferred stock	—	6,582	—
Issuance of common stock in offerings, net of issuance costs	—	26,140	23,968
Payment of selling shareholder fees	—	(439)	—
Issuance of common stock	6,319	31	—
Exercise of stock options and warrants	73	615	1,227
Purchase of treasury stock	(100)	—	—

Net cash provided by financing activities	7,544	28,168	25,054

Effect of exchange rate changes on cash	—	—	(1)

Net increase (decrease) in cash and cash equivalents	(4,619)	7,330	17,787
Cash and cash equivalents, beginning of year	8,348	3,729	11,059

Cash and cash equivalents, end of year	$3,729	$11,059	$28,846

Supplemental disclosures of cash flow information:
Interest paid	$271	$222	$51
Equipment acquired under capital leases	75	25	120
Deemed dividend on redeemable common stock	404	406	262
Deemed dividend related to beneficial conversion feature of redeemable preferred stock	—	6,607	—
Conversion of Series A preferred stock to common stock	—	6,582	—
Unearned stock-based compensation (forfeitures)	2,534	3,481	(478)
Lapse of rescission rights on redeemable common stock	50	1,327	1,647

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

(all amounts in thousands, except per share data)

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods and designer accessories. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games ("BMV")

        The Company was formed on May 5, 1997 as D2—Discounts Direct, a limited liability company. On December 30, 1998, the Company was reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc. On November 20, 2000, the Company acquired Gear.com, Inc. On July 23, 2003, the Company formed Overstock Mexico, S. de R. L. de C.V., a wholly owned subsidiary to distribute its products in Mexico.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2002 and 2003, three banks held the Company's cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company's financial instruments, including cash, cash equivalents, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        Marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions have invested these funds in municipal, government and corporate bonds which are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Statement of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Accounts receivable

        Accounts receivable consist of amounts due from customers and from credit cards billed but not yet received at period end. The Company recorded an allowance for doubtful accounts of $145 and $650 at December 31, 2002 and 2003, respectively.

Concentration of credit risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investment securities, and receivables. The Company invests its cash primarily in money market, government and corporate securities which are uninsured.

        The Company's accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. During the years ended December 31, 2002 and 2003, the Company recorded sales to its most significant customer totaling $14,620 and $21,044, respectively. There were no sales to this customer during 2001. At December 31, 2002 and 2003, the Company had a receivable of $3,577 and $5,345, respectively, from this customer. No other customer accounted for greater than 10% of revenues or receivables during 2001, 2002 or 2003.

Inventories

        Inventories consist of merchandise purchased for resale and are stated at the lower of average cost or market. The Company establishes reserves for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Other long-term assets

        Other long-term assets include deposits and the cost of acquiring the Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over 5 years.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired for the purchase of Gear.com. From November 28, 2000, the date of the Gear.com acquisition, through December 2001, the Company amortized its goodwill on a straight-line basis using a 2 year estimated life.

        Effective January 1, 2002, Overstock.com adopted Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets. SFAS 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under this standard, all goodwill and long-lived intangible assets, including those acquired before initial application of the standard will not be amortized, but will be tested for impairment at least annually. Accordingly, the Company ceased amortization of its goodwill in January 2002. The Company evaluated the $2,784 of unamortized goodwill during 2002 and 2003, and determined that no impairment charge should be recorded.

        The following table shows what the Company's net loss and net loss per common share would have been for the years ended December 31, 2001, 2002 and 2003 exclusive of the amortization expense:

	Year ended December 31,
	2001	2002	2003
Reported net loss	$(13,806)	$(4,560)	$(11,887)
Add back: Goodwill amortization	3,056	—	—

Adjusted net loss	$(10,750)	$(4,560)	$(11,887)

Basic and diluted loss per share:
Reported net loss per common share	$(1.29)	$(0.88)	$(0.75)
Add back: Goodwill amortization	0.28	—	—

Adjusted net loss per common share	$(1.01)	$(0.88)	$(0.75)

Impairment of long-lived assets

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

Revenue recognition

        The Company derives its revenue from three sources: direct revenue, fulfillment partner revenue, and warehouse revenue. Revenue from all three sources is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

        Direct revenue consists of merchandise sales made to individual consumers and businesses that are fulfilled from our warehouse. The Company generally requires payment by credit card at the point of sale. From time to time, the Company grants credit to its business customers on normal credit terms. Amounts received prior to shipment of goods to customers are recorded as deferred revenue. Direct revenue is recorded net of returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

        Fulfillment partner revenue consists of sales of merchandise of third parties on the Company's Website, and is recognized when services have been rendered (generally when verification of the shipment of the product is communicated to the Company from the third party that shipped the product). Prior to July 1, 2003, the Company did not physically handle the merchandise sold in these transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to these fulfillment partner sales. During that period, the Company recognized as revenue only the commission portion of the price customers paid for the purchased products since the Company acted as an agent in such transactions. Beginning July 1, 2003, the Company took responsibility for all returned items relating to these sales and began accepting returned items relating to these sales into the Company's warehouse, and the Company now handles the possible resale of any returned items. As a result, beginning July 1, 2003, the Company is considered to be the primary obligor for these sales transactions, and assumes the risk of loss on the returned items. As a consequence, the Company now records revenue from sales transactions involving fulfillment partners on a gross basis, rather than recording a commission on sales as was recorded prior to July 1, 2003.

        During the fourth quarter of 2003, the Company added a discount travel store to the Company's Website. Fulfillment partners are used to supply the travel products (flights, hotels, rental cars, etc.) in the store. For the products sold in the travel store, the Company does not currently have inventory risk or pricing control, and does not provide customer service. Therefore, for these sales the Company is not considered to be the primary obligor, and therefore, records only the commission as revenue.

        Fulfillment partner revenue is reduced by the impact of returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales. The Company's total gross sales values for its fulfillment partner revenue were $25,657, $65,526 and $156,624 during 2001, 2002, and 2003, respectively; however, it recognized $3,965, $12,379 and $100,811 in related fulfillment partner revenue during 2001, 2002 and 2003, respectively.

        Revenue from warehouse sales is recognized when the customer takes ownership, carries the products from the warehouse and assumes the risk of loss. For warehouse sales, the Company generally requires payment by cash or credit card at the point of sale. Gross sales are reduced by chargebacks and discounts to obtain such sales. The Company closed its warehouse store in January 2004.

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

Stock-based compensation

        The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees,and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been applied (Note 14). The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards.

	Year ended December 31,
	2001	2002	2003
Net loss, as reported	$(13,806)	$(4,560)	$(11,887)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	727	3,276	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,057)	(4,404)	(2,714)

Pro forma net loss	$(14,136)	$(5,688)	$(13,755)

Net loss per common share
Basic and diluted—as reported	$(1.29)	$(0.88)	$(0.75)
Basic and diluted—pro forma	$(1.32)	$(0.97)	$(0.87)

        The weighted average grant-date fair value of options granted during 2001, 2002 and 2003 was $5.97, $8.21 and $8.27 per share, respectively, and was estimated using the assumptions discussed in Note 14.

        Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Earnings (loss) per share

        Earnings (loss) per share is computed by dividing net income (loss) attiributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31,
	2001	2002	2003
Net loss attributable to common shares	$(14,210)	$(11,573)	$(12,149)

Weighted average common shares outstanding—basic	10,998	13,108	16,198
Effective of dilutive securities:
Warrants	—	—	—
Employee stock options	—	—	—

Weighted average common shares outstanding—diluted	10,998	13,108	16,198

Earnings (loss) per common share—basic:	$(1.29)	$(0.88)	$(0.75)
Earnings (loss) per common share—diluted:	$(1.29)	$(0.88)	$(0.75)

        The stock options and warrants outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options and warrants outstanding at each year-end was 2,283 shares, 2,535 shares and 2,849 shares for 2001, 2002 and 2003, respectively.

Internal use software

        The Company expenses all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development. Direct costs incurred in the development phase are capitalized and recognized over the software's estimated useful life of 3 years. There were no website development costs or software costs capitalized in 2002 and 2003. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Advertising expense

        The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expenses totaled $4,802, $7,043 and $18,552 during the years ended December 31, 2001, 2002 and 2003, respectively.

Foreign currency translation

        One of the Company's subsidiaries is located in Mexico where that subsidiary's local currency is considered its functional currency. All of that subsidiary's assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates, and stockholders' equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders' equity in the consolidated balance sheets as part of accumulated other comprehensive income (loss). Transaction gains and losses are included in other income (expense) in the consolidated financial statements and have not been significant for any periods presented.

Recently issued accounting pronouncements

        The Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

3. PUBLIC OFFERINGS

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

        In February 2003, the Company closed its follow-on public offering, pursuant to which it sold 1,725 shares of common stock, with proceeds to the Company of approximately $23,968, net of $613 of issuance costs. The number of shares issued includes 225 additional shares that the Company granted the underwriter the right to purchase to cover any over-allotments

4. MARKETABLE SECURITIES

        The Company's marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions invested these funds in municipal, government, and corporate bonds at December 31, 2002, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$18,114	$72	$—	$18,186
Asset backed and agency securities	386	—	(2)	384
Corporate securities	979	—	(1)	978
Money market securities	442	2	—	444
Mortgage based securities	1,601	10	—	1,611

	$21,522	$84	$(3)	$21,603

        The financial institutions have invested these funds in municipal, government, and corporate bonds at December 31, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$9,299	$1	$(7)	$9,293
Corporate securities	296	—	—	296
Money market securities	748	1	—	749
Mortgage based securities	1,169	—	(7)	1,162

	$11,512	$2	$(14)	$11,500

        All marketable securities mature between 2004 and 2006.

        The components of gains and losses on sales of marketable securities for the years ended December 31, 2001, 2002 and 2003 were:

	Year ended December 31,
	2001	2002	2003
Gross gains	$—	$—	$19
Gross losses	—	—	(4)

Net realized gain on sales of marketable securities	$—	$—	$15

5. INVENTORIES

        Inventories consist of the following:

	December 31,
	2002	2003
Product inventory	$14,965	$31,064
Less: allowance for obsolescence	(1,011)	(1,138)

	$13,954	$29,926

6. PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets consist of the following:

	December 31,
	2002	2003
Inventory paid for in advance of receipt	$1,362	$2,946
Other prepaid expenses	971	1,637

	$2,333	$4,583

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2002	2003
Computer hardware and software	$5,386	$9,249
Furniture and equipment	3,908	6,738
Leasehold improvements	12	146

	9,306	16,133
Less: accumulated depreciation	(4,361)	(6,650)

	$4,945	$9,483

        Depreciation of property and equipment totaled $1,712, $1,842, and $2,289 for the years ended December 31, 2001, 2002 and 2003, respectively.

        Property and equipment included assets under capital leases of $856 and $976 at December 31, 2002 and 2003, respectively and accumulated amortization related to assets under capital leases of $691 and $824, respectively.

8. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following:

	December 31,
	2002	2003
Domain names	$151	$323
Deposits	213	220

	364	543
Less: accumulated amortization	(80)	(116)

	$284	$427

        Amortization for other long-term assets totaled $23, $31 and $36 for the years ended December 31, 2001, 2002 and 2003, respectively.

9. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2002	2003
Inventory received but not invoiced	$2,734	$1,126
Reserve for returns	465	1,110
Accrued payroll and other related costs	673	850
Other accrued expenses	604	1,582
Accrued marketing expenses	1,233	2,674
Merchant processing accrual	444	1,313
Accrued freight	24	661
Deferred revenue	232	—

	$6,409	$9,316

10. BORROWINGS

        On May 22, 2002, the Company entered into a $1,000 revolving credit agreement (the "Revolving Credit Facility") with Wells Fargo Bank, N.A. The proceeds are to be used for issuing standby and commercial letters of credit for the purchase of inventory. The Revolving Credit Facility was increased to $2,000 on October 9, 2003. The Revolving Credit Facility expires on June 30, 2004. As of December 31, 2003, there were no borrowings under this agreement; however, the Company has issued letters of credit totaling $1,882 under this facility. Effective February 23, 2004, the Company increased this Revolving Credit Facility to $3,500.

Capital leases

        Future minimum lease payments under capital leases are as follows:

Year Ending December 31,

2004	$85
2005	42
2006	23
2007	20
2008	7
Thereafter	—

Total minimum lease payments	177
Less: amount representing interest	(16)

Present value of capital lease obligations	161
Less: current portion	(75)

Capital lease obligations, non-current	$86

11. COMMITMENTS AND CONTINGENCIES

        The Company leases 33 square feet of office space and 354 square feet for its warehouse facility in Salt Lake City, Utah. The Company also has lease obligations under non-cancelable operating leases for computer equipment. Minimum future payments under these leases are as follows:

Year Ending December 31,

2004	$1,575
2005	1,327
2006	781
2007	65
Thereafter	—

$3,748

        Rental expense for operating leases totaled $1,180, $1,639 and $1,955 for the years ended December 31, 2001, 2002 and 2003, respectively.

        The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company's liability, if any, arising from regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company's financial position, results of operations and cash flows. The outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

12. REDEEMABLE SECURITIES

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

        At December 31, 2002 and 2003, the Company has classified $4,363 and $2,978, respectively, related to the rescission rights outside of shareholders' equity, because the redemption features are not within the control of the Company. However, management does not anticipate that holders of the redeemable common stock will exercise their rescission rights. Interest attributable to these securities is recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

13. STOCKHOLDERS' EQUITY

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

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2003. In October 2001, the Company's Board of Directors authorized the purchase of 35 treasury shares from a former employee for $100.

Warrants

        In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2003, warrants to purchase 1,069 shares of common stock of the Company were outstanding, as follows:

Issuance Date	Exercise Price per Share	Warrants Outstanding	Expiration Date
May 1, 2000	$7.09	237	April 30, 2005
May 15, 2000	$7.09	258	May 14, 2005
June 22, 2000	$7.09	7	June 21, 2005
September 21, 2000	$4.26	567	September 20, 2005

        No warrants were exercised in 2001, 3 warrants were exercised in 2002 and 50 warrants were exercised in 2003.

        The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. As stated in Note 12, 112 of these warrants are subject to rescission. At December 31, 2002 and 2003, related parties held 850 of the total warrants outstanding.

14. STOCK OPTION PLANS

        The Company's board of directors adopted the Amended and Restated 1999 Stock Option Plan and the 2002 Stock Option Plan (collectively, the "Plans"), in May 1999 and April 2002, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future shares will be granted under the 2002 Stock Option Plan. As of December 31, 2003, 328 shares are available for future grants under these Plans.

        The following is a summary of stock option activity:

	2001			2002			2003
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	415	$5.03		1,161	$4.68		1,415	$5.37
Granted at fair value	—	—		245	8.05		854	12.77
Granted at price below fair value	1,020	4.71	$5.97	543	5.07	$9.61	—	—
Exercised	(14)	5.06		(146)	4.22		(197)	4.69
Canceled/forfeited	(260)	4.82		(388)	5.15		(292)	9.12

Outstanding—end of year	1,161	4.68		1,415	5.37		1,780	8.39

Options exercisable at year-end	260	4.61		388	4.93		614	5.44

        The following table summarizes information about stock options as of December 31, 2003:

	Options Outstanding at December 31, 2003			Options Exercisable at December 31, 2003
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Shares	Weighted Average Exercise Price
$2.00-$4.99	240	$3.95	2.7	125	$3.78
$5.00-$6.99	684	5.07	2.6	396	5.07
$7.00-$9.99	170	8.09	3.2	56	7.25
$10.00-$12.99	222	12.54	4.3	34	11.90
$13.00-$22.68	464	13.69	4.4	3	15.46

	1,780	8.39	3.3	614	5.44

        The weighted-average grant-date fair value of options granted during 2001, 2002 and 2003 was $5.97, $8.21 and $8.27 per share, respectively (see Note 2). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2002	2003
Risk-free interest rate	5.17%	3.31%	2.63%
Expected life (in years)	4	3	3
Expected volatility	100%	100%	104%
Expected dividend yield	0%	0%	0%

Stock-based compensation

        In connection with certain stock option grants to employees during the years ended December 31, 2001 and 2002, the Company recognized approximately $2,534 and $3,481, respectively, of unearned stock-based compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. In 2003, the company reversed $478 of unearned stock-based compensation due to forfeitures of unvested options. Such amounts are included as a component of stockholders' equity and are being amortized over the vesting period in accordance with FASB Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. The Company recorded stock-based compensation expense of $727, $3,276 and $846 during the years ended December 31, 2001, 2002 and 2003, respectively.

        During the years ended December 31, 2001, 2002 and 2003, the Company granted 42, 177 and 18 options to consultants, respectively. The Company recorded unearned stock-based compensation of $384, $131 and $268 related to these grants, of which $176, $24 and $177 was recognized in operations in 2001, 2002 and 2003, respectively. The fair value for these options was measured at the grant date and is remeasured at the end of each quarter until vesting is complete. At December 31, 2002 and 2003, the fair value of these options was calculated using a Black-Scholes option pricing model using risk-free rates of 3.31% and 2.59% and an expected life of 3 years and 3 years, respectively, expected volatility of 100% and 105%, respectively, and a dividend yield of 0%.

15. EMPLOYEE STOCK PURCHASE PLAN

        Effective January 24, 2001, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock annually, up to 5% of eligible compensation. During a specified open period as determined the Board of Directors, participants can purchase shares of stock at a value determined by the Company's board of directors which approximates the deemed fair market value of the stock. As of the initial public offering, the ESPP was terminated. Future shares will be granted under the 2002 Stock Option Plan There were 14 and 6 shares issued under the ESPP during 2001 and 2002, respectively. The Company recognized approximately $63, $51 and $0 of stock-based compensation for the excess of the fair value of the shares of common stock over the purchase price during 2001, 2002 and 2003, respectively.

16. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 15% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's cash contribution totaled $68, $88 and $99 during 2001, 2002 and 2003, respectively.

17. INCOME TAXES

        The components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$19,771	$24,072
Accrued expenses	1,193	1,371
Reserves and other	768	1,208

	21,732	26,651
Deferred tax liabilities:
Depreciation	(163)	(986)
Valuation allowance	(21,569)	(25,665)

Net asset	$—	$—

        As a result of the Company's history of losses, a valuation allowance has been provided for the full amount of the Company's net deferred tax assets. Based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

        At December 31, 2002 and 2003, the Company had net operating loss carryforwards of approximately $36,869 and $48,018, respectively, which may be used to offset future taxable income. An additional $14,386 of net operating losses are limited under Internal Revenue Code Section 382 to $799 a year. These carryforwards begin to expire in 2019.

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	Year ended December 31,
	2001	2002	2003
U.S. federal income tax benefit at statutory rate	$4,832	$1,596	$4,166
State income tax benefit, net of federal expense	338	38	385
Nondeductible goodwill amortization	(1,070)	—	—
Stock compensation expense	(119)	(1,216)	(384)
Other	(336)	(611)	(71)
Unrecognized benefit due to valuation allowance	(3,645)	193	(4,096)

Income tax benefit	$—	$—	$—

18. RELATED PARTY TRANSACTIONS

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

These options vested over a three-year period based on the renewal of the guarantee. The Company recognized $151 and $39 of expense in 2001 and 2002, respectively, related to this arrangement. In 2003, the bank no longer required the guarantee. As a result, the Company cancelled the associated unvested options and reversed $52 of expense which it had previously recorded.

        As indicated in Note 12, the Company sold shares of mandatorily redeemable convertible preferred stock in March 2002, for which a deemed dividend was recorded as a result of the beneficial conversion feature. The total deemed dividend recorded for the year ended December 31, 2002 was $6,607, of which $1,000 is attributable to preferred shares purchased by Haverford Internet, $1,200 is attributable to preferred shares purchased by members of the board of directors, and $1,500 is attributable to preferred shares purchased by family members of management.

        On occasion, Haverford-Valley, L.C. (an entity owned by the Company's president) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2001, 2002, and 2003 we reimbursed Haverford-Valley L.C. $251, $273, and $236, respectively, for these expenses.

19. LEASE TERMINATION SETTLEMENT

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

20. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. There were no intersegment sales or transfers during 2001, 2002 or 2003. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments.

	Direct	Fulfillment partner	Warehouse	Consolidated
2001
Revenue	$35,243	$3,965	$795	$40,003
Cost of goods sold	31,776	1,143	1,721	34,640

Gross profit (loss)	3,467	2,822	(926)	5,363
Operating expenses				(18,930)
Other income, net				(239)

Net loss				$(13,806)

2002
Revenue	$77,943	$12,379	$1,462	$91,784
Cost of goods sold	69,004	2,755	1,682	73,441

Gross profit (loss)	8,939	9,624	(220)	18,343
Operating expenses				(22,397)
Other income, net				(506)

Net loss				$(4,560)

2003
Revenue	$136,592	$100,811	$1,542	$238,945
Cost of goods sold	123,064	89,190	1,238	213,492

Gross profit	13,528	11,621	304	25,453
Operating expenses				(37,840)
Other income, net				500

Net loss				$(11,887)

        The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse. Costs for this segment include product costs, inbound freight, warehousing, and fulfillment costs, credit card fees and customer service costs.

        The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company's third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company's Websites. Prior to July 1, 2003, this was reported as the "commission revenue" segment, as only the commission portion of the sales transactions were recorded as revenue (i.e., recorded "net"). The costs for the previous commission segment only included credit card fees and customer service costs. From July 1, 2003 forward, due to a change in the company's business practices, including the partner sales return process, these sales transactions are now recorded gross. As a result, this segment's name has been changed to the "fulfillment partner" segment, and the costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

        The warehouse segment includes revenues, direct costs, and cost allocations associated with sales made to individual consumers at the Company's warehouse store. Costs for this segment include product costs, warehousing and credit card fees. The Company closed the warehouse store in January 2004.

        Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

        In 2001, 2002 and 2003, virtually all sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2002 and 2003, all of the Company's fixed assets were located in the United States of America.

21. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2003. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(unaudited)
Consolidated Statement of Operations Data:
Direct revenue	$10,029	$11,853	$20,759	$35,302	$24,962	$25,159	$29,011	$57,460
Commission revenue	1,659	2,230	2,857	5,633	3,966	3,431	28,504	64,910
Warehouse revenue	379	297	192	594	236	243	273	790

Total revenue	12,067	14,380	23,808	41,529	29,164	28,833	57,788	123,160
Cost of goods sold(1)	9,990	11,831	19,238	32,382	24,539	24,030	53,537	111,386

Gross profit	2,077	2,549	4,570	9,147	4,625	4,803	4,251	11,774

Operating expenses:
Sales and marketing expenses(2)	1,219	1,313	2,083	4,054	3,848	2,572	3,855	9,898
General and administrative expenses(2)	2,802	2,195	2,372	3,456	4,545	3,367	4,059	4,940
Amortization of stock-based compensation	846	806	674	577	328	112	171	145

Total operating expenses	4,867	4,314	5,129	8,087	8,721	6051	8,085	14,983

Operating income (loss)	(2,790)	(1,765)	(559)	1,060	(4,096)	(1,248)	(3,834)	(3,209)
Interest income	22	49	229	103	152	142	98	69
Interest expense	(240)	(208)	(7)	(10)	(7)	(55)	(8)	(6)
Other income (expense), net	1	(442)	63	(66)	10	25	79	1

Net income (loss)	(3,007)	(2,366)	(274)	1,087	(3,941)	(1,136)	(3,665)	(3,145)
Deemed dividend related to redeemable common stock	(111)	(106)	(97)	(92)	(77)	(78)	(58)	(49)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—	—	—	—	—	—	—

Net income (loss) attributable to common shares	$(9,725)	$(2,472)	$(371)	$995	$(4,018)	$(1,214)	$(3,723)	$(3,194)

Net income (loss) per common share
—basic	$(0.87)	$(0.20)	$(0.03)	$0.07	$(0.26)	$(0.07)	$(0.23)	$(0.19)
—diluted	$(0.87)	$(0.20)	$(0.03)	$0.06	$(0.26)	$(0.07)	$(0.23)	$(0.19)
Weighted average common shares outstanding
—basic	11,171	12,280	14,447	14,486	15,486	16,384	16,419	16,473
—diluted	11,171	12,280	14,447	15,696	15,486	16,384	16,419	16,473

(1) Amounts include stock based compensation of	$102	$96	$93	$82	$39	$13	$20	$18

(2) Amounts exclude stock-based compensation as follows:
Sales and marketing expenses	$22	$21	$21	$19	$11	$3	$5	$3
General and administrative expenses	824	785	653	558	317	109	166	142

	$846	$806	$674	$577	$328	$112	$171	$145

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2001
Deferred tax valuation allowance	$18,117	$3,645	$—	$21,762
Reserve for sales returns	350	6,121	5,975	496
Allowance for inventory obsolescence	1,750	1,135	1,942	943
Year ended December 31, 2002
Deferred tax valuation allowance	$21,762	$—	$193	$21,569
Reserve for sales returns	496	3,994	4,025	465
Allowance for inventory obsolescence	943	164	96	1,011
Allowance for doubtful accounts	—	145	—	145
Year ended December 31, 2003
Deferred tax valuation allowance	$21,569	$4,096	$—	$25,665
Reserve for sales returns	465	11,463	10,818	1,110
Allowance for inventory obsolescence	1,011	1,763	1,636	1,138
Allowance for doubtful accounts	145	529	24	650