Form 10-Q
period 2004-03-31
OVERSTOCK COM INC
filed 2004-04-29
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒  No ☐

There were 16,872,093 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 20, 2004.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,846	$7,438
Marketable securities	11,500	12,886
Accounts receivable, net	10,183	11,199
Inventories, net	29,926	32,556
Prepaid expenses and other assets	4,583	4,673

Total current assets	85,038	68,752

Property and equipment, net	9,483	9,127
Goodwill	2,784	2,784
Other long-term assets, net	427	1,813

Total assets	$97,732	$82,476

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,363	$14,585
Accrued liabilities	9,316	9,468
Capital lease obligations, current	75	66

Total current liabilities	39,754	24,119
Capital lease obligations, non-current	86	75

Total liabilities	39,840	24,194

Commitments and contingencies

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2003 and March 31, 2004	2,978	3,026

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 16,060 shares and 16,417 shares issued as of December 31, 2003 and March 31, 2004, respectively	2	2
Additional paid-in capital	123,934	126,939
Accumulated deficit	(67,815)	(70,073)
Unearned stock-based compensation	(1,094)	(1,517)
Treasury stock, 35 shares at cost	(100)	(100)

Accumulated other comprehensive income (loss)	(13)	5

Total stockholders’ equity	54,914	55,256

Total liabilities, redeemable securities and stockholders’ equity	$97,732	$82,476

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2003	2004

Revenue
Direct	$25,198	$38,580
Fulfillment partner	3,966	43,498

Total revenue	29,164	82,078

Cost of goods sold
Direct	23,484	34,816
Fulfillment partner	1,055	38,793

Total cost of goods sold	24,539	73,609

Gross profit	4,625	8,469

Operating expenses:
Sales and marketing expenses	3,848	4,377
General and administrative expenses	4,545	6,251
Amortization of stock-based compensation	328	135

Total operating expenses	8,721	10,763

Operating loss	(4,096)	(2,294)

Interest income	152	98
Interest expense	(7)	(16)
Other income, net	10	2

Net loss	(3,941)	(2,210)
Deemed dividend related to redeemable common stock	(77)	(48)

Net loss attributable to common shares	$(4,018)	$(2,258)

Net loss per common share — basic and diluted	$(0.26)	$(0.14)
Weighted average common shares outstanding — basic and diluted	15,486	16,646

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2003	2004
Cash flows from operating activities:
Net loss	$(3,941)	$(2,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	483	756
Amortization of unearned stock-based compensation	367	135
Realized gain from marketable securities	(4)	—
Stock options issued to consultants for services	25	280
Stock issued to employees for services	20	—
Changes in operating assets and liabilities:
Accounts receivable, net	(42)	(1,016)
Inventories, net	(476)	(2,630)
Prepaid expenses and other assets	(2,945)	(90)
Other long-term assets, net	(169)	(1,386)
Accounts payable	(6,236)	(15,778)
Accrued liabilities	(1,458)	152

Net cash used in operating activities	(14,376)	(21,787)

Cash flows from investing activities:
Investments in marketable securities	(12,209)	(2,558)
Sales of marketable securities	9,953	1,191
Expenditures for property and equipment	(369)	(400)

Net cash used in investing activities	(2,625)	(1,767)

Cash flows from financing activities:
Payments on capital lease obligations	(41)	(20)
Issuance of common stock, net of issuance costs	23,968	—
Exercise of stock options and warrants	636	2,167

Net cash provided by financing activities	24,563	2,147

Effect of exchange rate changes on cash	—	(1)

Net increase (decrease) in cash and cash equivalents	7,562	(21,408)

Cash and cash equivalents, beginning of period	11,059	28,846

Cash and cash equivalents, end of period	$18,621	$7,438

Supplemental disclosures of cash flow information:
Interest paid	$7	$16
Deemed dividend on redeemable common stock	$77	$48
Unearned stock-based compensation (forfeitures)	$12	$56

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $3,509 and $4,111during the three months ended March 31, 2003 and 2004, respectively.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by two financial institutions.  The financial institutions invested these funds at March 31, 2004, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$11,973	$23	$(30)	$11,966
Mortgage based securities	894	26	—	920

Total	$12,867	$49	$(30)	$12,886

All marketable securities mature between 2004 and 2009 and are classified as available-for-sale securities.

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three months ended March 31, 2003 and 2004 is as follows:

	Three months ended March 31,
	2003	2004

Net loss	$(3,941)	$(2,210)
Unrealized gain on marketable securities	50	19
Foreign currency translation adjustment	—	(1)

Comprehensive loss	$(3,891)	$(2,192)

5. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not and is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three-month periods ended March 31, 2003 and 2004, the effects of outstanding stock options were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,852 options and 926 warrants outstanding at March 31, 2004.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three-month periods ended March 31, 2003 or 2004.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2003 and 2004:

	Three months ended March 31,
	Direct operations	Fulfillment partner operations	Consolidated
2003
Revenue	$25,198	$3,966	$29,164
Cost of goods sold	23,484	1,055	24,539

Gross profit	$1,714	$2,911	4,625
Operating expenses			(8,721)
Other income (expense), net			155

Net loss			$(3,941)

2004
Revenue	$38,580	$43,498	$82,078
Cost of goods sold	34,816	38,793	73,609

Gross profit	$3,764	$4,705	8,469
Operating expenses			(10,763)
Other income (expense), net			84

Net loss			$(2,210)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse, including the sales from our warehouse store that closed in January 2004.  Costs for this segment include product costs, inbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites.  Prior to July 1, 2003, this was reported as the “commission revenue” segment, as only the commission portion of the sales transactions were recorded as revenue (i.e., recorded “net”).  The costs for the previous commission segment only included credit card fees and customer service costs.  From July 1, 2003 forward, due to a change in the company’s business practices (i.e., the partner sales return process), the majority of these sales transactions are now recorded gross. As a result, this segment’s name has been changed to the “fulfillment partner” segment, and the costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

During the three-month periods ended March 31, 2003 and 2004, no significant sales were made to customers outside the United States of America.  No individual state in the United States of America accounted for more than 10% of net sales in any of the periods presented.  At March 31, 2003 and 2004, all of the Company’s fixed assets were located in the United States of America.

7. PUBLIC OFFERINGS

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

In February 2003, the Company closed a follow-on public offering, pursuant to which it sold 1,725 shares of common stock, with proceeds to the Company of approximately $23,968, net of $613 of issuance costs.  The number of shares issued includes 225 additional shares which the Company granted the underwriter the right to purchase to cover any over-allotments.

8. STOCK-BASED COMPENSATION

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

	Three months ended March 31,
	2003	2004

Net loss, as reported	$(3,941)	$(2,210)

Add: Stock-based employee compensation expense included in reported net income	367	135

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(785)	(1,108)

Pro forma net loss	$(4,359)	$(3,183)

Net loss per common share
Basic and diluted - as reported	$(0.26)	$(0.14)
Basic and diluted - pro forma	$(0.29)	$(0.19)

9. COMMITMENTS AND CONTINGENCIES

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

10. INDEMNIFICATIONS AND GUARANTEES

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into the B2B liquidation market and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains [??] and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Factors That May Affect Future Results” section of this report. These forward-looking statements speak only as of the date that of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, kitchenware, watches, jewelry, electronics, sporting goods, designer accessories and travel.  We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”).  Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999.

Our revenue is comprised of direct revenue and fulfillment partner revenue. During the first quarter of 2004 no single customer accounted for more than 2% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah, and sales from our warehouse store which we closed in January 2004. We generate business-to-business (B2B) sales when we contact retailers by phone and e-mail and offer them our merchandise below wholesale prices, allowing them an opportunity to be more price-competitive in their local markets. After we establish a relationship with a B2B client, the client sometimes places subsequent orders directly through our B2B Website. Our historical direct revenue has predominantly been based on individual consumer purchases made directly through our consumer Website.  As a result, in the future, we plan to integrate the B2B Website into our consumer Website.

Our fulfillment partner revenue is derived from two sources, consumer fulfillment partner revenue and B2B fulfillment partner revenue. Consumer fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our consumer Websites. Prior to July 1, 2003, we did not own or physically handle the merchandise we sold in these transactions, as the merchandise was shipped directly by a third party vendor, which also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to the manner in which we generate consumer fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

During the fourth quarter of 2003, we added a discount travel store to our Website. We use fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.) in our store. For the products and services sold in our travel store, we do not currently have inventory risk or pricing control, and do not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

Our revenue is recorded net of returns, coupons and other discounts. Our returns policy provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than fifteen days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all returned items from the Electronics & Computers department.

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. Within the consumer channel, BMV product margins are typically less than margins on products in our other categories.  In addition, B2B gross margins are typically less than individual consumer gross margins. Therefore, future overall gross margins will be impacted by the blend of net revenues from the consumer and B2B sales channels and by the percentage of BMV sales in those channels.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television branding campaign launched during the third quarter of 2003. Our advertising expenses totaled approximately $3.5 million and $4.1 million during the three months ended March 31, 2003 and 2004, respectively, which represent 91% and 94% of sales and marketing expenses for the respective periods. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our marketing efforts.

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

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire

Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report filed with our Form 10-K for the year ended December 31, 2003 and our unaudited financial statements included in this Form 10-Q, and the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this Form 10-Q.

Commentary—Increases in Gross Bookings.       Management believes that to understand our business and our financial statements, investors should understand the difference between our total revenue, as recorded under generally accepted accounting principles (“GAAP”), and the non-GAAP measure we call gross bookings.  Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission under GAAP, before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003. The Company sustained year-over-year growth in gross bookings, which grew 79% from $52.3 million to $93.4 million during the first quarter of 2004.  This was due to the continued growth of our new customer base (425,000 new customers were added during the first quarter of 2004) from our marketing efforts, which carried over from the fourth quarter of 2003.  We consider the growth in gross bookings especially noteworthy, because we ended our B2B program with Safeway in February 2004.  The Safeway program had represented 12% of first quarter 2003 gross bookings, and were less than 2% of first quarter 2004 gross bookings.

Commentary—Expense Control.     Our sales and marketing expenses grew 14%, from $3.8 million in Q1 2003 to $4.4 million in Q1 2004.  However, as a percentage of gross bookings, sales and marketing expenses decreased from 7% in Q1 2003 to 5% in Q1 2004.  G&A also increased 38%, from $4.5 million in Q1 2003 to $6.3 million in Q1 2004, but as a percentage of gross bookings, G&A decreased from 9% to 7%, for the respective periods.  We are working on specific ways to reduce our logistics expenses and made some progress in the first quarter of 2004.  Our gross margins increased from 9.6% in the fourth quarter of 2003 to 10.3% in the first quarter of 2004.

Commentary—Selected Balance Sheet Items.      At March 31, 2004, our cash and marketable securities was $20.3 million.  We are in the process of wrapping up our relationship with Safeway, and expect to receive payment of our outstanding account receivable from Safeway in the second quarter.  In addition, our inventory of Franck Muller watches has been selling slowly, but we expect to sell them over the course of the year.  Each of these, when realized, will have a positive impact on our cash balance.

Historically, our practice has been to allow our cash to run low in the late summer as we build our inventory in anticipation of the holiday season.  Then, as Christmas approaches, our inventory decreases rapidly and our cash balances increase.  We believe that our current liquidity will suffice to handle this year’s anticipated September-October inventory increases.  However, to provide additional liquidity and the ability to more comfortably increase our inventory prior to the 2004 holiday season, we are in the process of negotiating a secured credit facility.  Assuming that we enter into this credit facility, we anticipate that it will allow us to draw up to a maximum of $20 million, subject to the satisfaction of the conditions to extensions of credit, including conditions relating to our inventory.  We may also raise additional equity capital if we consider market conditions to be right.

Commentary—Strategic Projects.      Following is a brief update on some of our recent strategic projects:

Club O – In March we launched our frequent buyer’s club, Club O.  Members of Club O pay an annual fee of $29.99 and receive a 5% discount on all non-travel and non-BMV products and $1 shipping per order, along with access to a special customer service hotline.  With very little promotion more than a thousand people have signed up for Club O.

Rocket – Over a year ago, we began investigating a push-based mCommerce application to deliver special offers to subscribers.  On March 24, 2004, Verizon Wireless went live with our Overstock.com Daily Deals™ (“ODD”) application.    In brief, ODD is a system whereby owners of third-generation (3G) phones can opt to receive (for a small monthly fee) daily broadcasts of special offers from us.  Although the current version of ODD requires consumers to call us to place their orders, we anticipate that a future generation of ODD will enable the user to place product orders simply by entering a personal identification number in response to the offer.  However, we are unable to predict when that system may become available, or to give any assurance that it will actually become available.

Gold – Our B2B site, www.overstockb2b.com , gets little traffic, and what traffic it does receive is generated only by a steady (and expensive) outbound calling effort.  Meanwhile, our business-to-consumer (“B2C”) site gets approximately 300,000 visitors/day, some significant percentage of whom are, small businesses looking for a good deal on inventory.  Thus, we will shortly merge our B2B site into our B2C site, and open a “Club O Gold” membership program (into which our current B2B customers will be grandfathered).  The terms of this program will include a higher annual fee ($99), Club O pricing (that is, our B2C price less 5%) on single product purchases, steeper discounts for products purchased in bulk, a yearly 2% rebate, and access to a special, small business-focused, customer service team.

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

Revenue recognition.     We derive our revenue from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses. Both direct revenue and fulfillment partner revenue are recorded net of returns, coupons redeemed by customers, and other discounts.

Prior to July 1, 2003, we did not own or physically handle the merchandise sold in fulfillment partner transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to those sales. However, beginning July 1, 2003, we took responsibility for all returned items relating to these sales, and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. We now record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to the manner in which we generate consumer fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101 “Revenue Recognition”, as amended, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

We generally require payment by credit card at the point of sale. Any amounts received prior to when we ship the goods or provide the services to customers are deferred.

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.     Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $781,000 as of March 31, 2004.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. As of March 31, 2004, we maintained an allowance for doubtful accounts receivable of $721,000.

Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $32.6 million, net of allowance for obsolescence or damaged inventory of $1.6 million as of March 31, 2004.

Accounting for income taxes.     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of March 31, 2004, we have recorded a full valuation allowance of $26.4 million against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.     Effective January 1, 2002, we have adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under this standard, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2003 or 2004. Net intangible assets and goodwill amounted to $3.0 million as of March 31, 2004.

Results of Operations — 2003 compared to 2004

Revenue

Beginning July 1, 2003, customer returns from sales shipped by our fulfillment partners are returned directly to us and processed through our Salt Lake City warehouse, rather than returned to our fulfillment partners, as they previously were.  We made the decision to change this policy to have more control over the Overstock customer shopping experience, as we believe that a seamless customer experience is key to creating loyal, long-term customers.  By accepting returns at our warehouse, we can verify that fulfillment partner products are being packaged and shipped to our standards.  Additionally, as customer returns are now all shipped to one location, the process is simpler and more convenient for our customers.

As a result of this change in business practices, we now record the majority of these sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done.  Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States (“GAAP”) will increase significantly from our results as reported in previous SEC filings.  As a result, for each quarter beginning in the third quarter of 2003 through the second quarter 2004, we believe that for year-over-year comparison purposes, gross bookings comparisons may be more informative than revenue comparisons, as the gross bookings were not affected by the change in business practices.  Additionally, direct revenue, as a percentage of total revenue will decrease significantly while fulfillment partner revenue, as a percentage of total revenue, will increase.

Total revenue was $82.1 million for the three-month period ended March 31, 2004, a 181% increase from the $29.2 million recorded in the same period in 2003.  During the same period, direct revenue increased to $38.6 million from $25.2 million, representing growth of 53% and fulfillment partner revenue increased to $43.5 million from $4.0 million, or growth of 997%.  The significant increase in total revenue was primarily due to the change in our business practices described above.  Additionally, we saw continued growth in both direct and fulfillment partner orders as our customer base continues to expand from increased marketing efforts, including nationwide television and radio advertising campaigns.  Furthermore, our sales mix in the first quarter of 2004 differed from the sales mix we had during the first quarter of 2003.  The direct consumer business, which has higher margins than the B2B (including Safeway) business, increased in 2004 as a percent of direct revenue.  In addition, during the last half of the first quarter of 2003, consumer spending changed, and in an effort to maintain sales momentum, we lowered sales prices. Gross bookings totaled $52.3 million and $93.4 million for the three-month periods ended March 31, 2003 and 2004, respectively, representing an increase of 79%.  Gross bookings represents the gross selling price of all transactions before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003.

In 2002, we entered into an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. Safeway accounted for approximately $6.3 million, or approximately 21%, of our total revenues for the quarter ended March 31, 2003, compared to less than 2% of our total revenues for the first quarter of 2004.  The term of our agreement with Safeway ended on February 26, 2004.  In comparison with the first quarter of 2003, we experienced significant growth in our direct operations during the first quarter of 2004 given that we no longer have the revenues from our Safeway program.  In the future, we hope to develop relationships with other large retailers, however, there can be no assurance that we will be able to do so on terms we consider attractive.

Cost of goods sold

As a result of the fulfillment partner returns policy change that we implemented July 1, 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis.  Therefore, revenue increased significantly beginning in the third quarter of 2003, which results in a significant decrease in gross margin percentages from previous quarters.  Fulfillment partner margins will now more closely resemble margins we receive from our direct revenue.  As a result, for each quarter beginning in the third quarter of 2003 through the second quarter of 2004, we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin percentage comparisons.

Cost of goods sold in absolute dollars for the first quarter of 2003 was $24.5 million, or 84% of total revenue, compared to $73.6 million, or 90% of total revenue during the first quarter of 2004.  This correlates to gross margins of 16% and 10% for the three months ended March 31, 2003 and 2004, respectively.

Gross profits for our direct operations increased to $3.8 million for the three months ended March 31, 2004 from $1.7 million recorded in the same period in 2003.  As a percentage of direct revenue, gross profits for our direct operations increased to 10% for the quarter ended March 31, 2004, from 7% for the quarter ended March 31, 2003.  For our direct operations, gross profit dollars increased 120% on direct revenue increase of 53%.  This is due primarily to a change in sales mix in the first quarter of 2004 compared to the same quarter in 2003.  The direct consumer business, which has higher margins than the B2B (including Safeway) business, increased as a percent of direct revenue.  In addition, during the last half of the first quarter of 2003, consumer spending changed, and in an effort to maintain sales momentum, we lowered sales prices resulting in lower margins.

Cost of goods sold on sales transactions from our fulfillment partners now includes the cost of the product, warehousing and fulfillment costs, credit card fees and customer service costs.  Therefore, beginning in the third quarter of 2003, overall blended gross margins will be significantly lower than they have historically been.

Gross profits from our fulfillment partner operations increased 62% from  $2.9 million in the first quarter of 2003 to $4.7 million in the first quarter of 2004.  For our fulfillment partner operations, the increase in gross profit dollars from the previous year quarter is largely due to the increased fulfillment partner revenue over the previous year, offset by an increase in the lower margin BMV business over the previous year.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $3.8 million and $4.4 million for the three months ended March 31, 2003 and 2004, respectively, which represent 7% and 5% of gross bookings (13% and 5% of total revenue).  The increased marketing dollars reflects sustained online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and with our affiliate marketing program.  In addition, the national radio and television campaigns we initiated in the fourth quarter of 2003 continued through the first quarter of 2004, although on a much smaller scale.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have entered into and similar online or offline radio, television, or other similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $4.5 million and $6.3 million for the three months ended March 31, 2003 and 2004, respectively, which represent 9% and 7% of gross bookings (16% and 8% of total revenue).  The increase in absolute dollars of general and administrative costs for each comparative period is primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount.  In addition, we incurred increased compensation charges for options granted to consultants, and development costs related to strategic projects.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock.  Since the initial public offering, the Company has not granted any additional stock options below fair market value.  Amortization of stock-based compensation was approximately $328,000 and $135,000 for the three months ended March 31, 2003 and 2004, respectively.

Non-operating income (expense)

Interest income was $152,000 during the quarter ended March 31, 2003 versus $98,000 during the same quarter in 2004.  The decrease in interest income in the current year quarter is due primarily to a decrease in interest rates from the previous year quarter.  Interest expense was $7,000 and $16,000 for the quarters ended March 31, 2003 and 2004, respectively, which represents interest expense for capital lease obligations.  Other income (expense), net resulted in the recognition of $10,000 and $2,000 in income for the quarters ended March 31, 2003 and 2004, respectively.

Income taxes

We incurred net operating losses during the quarters ended March 31, 2003 and 2004, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of March 31, 2004, we had $70.6 million of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Recent Accounting Pronouncements

Based on the Company’s review of new accounting standards released during the quarter ended March 31, 2004, the Company did not identify any standard requiring adoption that would have a significant impact on its consolidated financial statements for the periods reported.

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

	First Quarter		Second Quarter	Third Quarter		Fourth Quarter

2004	$82,078	*	NA	NA		NA

2003	29,164		$28,833	$57,788	*	$123,160	*

2002	12,067		14,380	23,808		41,529

2001	9,578		7,407	8,744		14,274

* Note that the revenue for the third and fourth quarters of 2003 and the first quarter of 2004 reflect the change in the Company’s returns policy,  as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  Additionally, in February 2003, we completed our follow-on offering pursuant to which we received approximately $24.0 million in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $7.4 million at March 31, 2004.  We also had marketable securities of $12.9 million at March 31, 2004.

Our operating activities resulted in net cash outflows of $14.4 million and $21.8 million for the three months ended March 31, 2003 and 2004, respectively.  The primary use of cash and cash equivalents during the three months ended March 31, 2004 was to fund our normal operations, including net losses of $2.2 million, and changes in inventories ($2.6 million), receivables ($1.0 million), and accounts payable ($15.8 million).

Cash used in investing activities included $2.6 million of investments in marketable securities offset by $1.2 million in sales of marketable securities.  Capital expenditures for property and equipment amounted to $400,000.

Net cash provided by financing activities during the three months ended March 31, 2004 was $2.1 million, consisting primarily of net proceeds of $2.2 million received from the exercise of stock options and warrants.

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of March 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$—	$—	$—	$—	$—
Capital lease obligations	141	66	75	—
Operating leases	5,365	3,262	2,103	—	—
Purchase obligations	10,753	10,753	—	—	—
Total contractual cash obligations	$16,259	$14,081	$2,178	$	$—

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$2,894	$2,894	$—	$—	$—
Redeemable common stock	3,026	—	3,026	—	—
Total commercial commitments	$5,920	$2,894	$3,026	$—	$—

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2004.  Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results.  We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

We have a $3.5 million revolving letter of credit facility, which expires June 30, 2005, which we use to obtain letters of credit supporting our inventory purchases.  At March 31, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $2.9 million outstanding under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.  In evaluating our contractual obligations and commitments, investors should understand that the amount shown above under letters of credit is duplicative of a portion of the amount shown above under purchase obligations, because we have no actual liability in connection with the letter of credit facility (other than for commitment fees and similar items) except to the extent that we fail to pay a similar amount included above in purchase obligations.

We believe that the cash and marketable securities currently on hand and cash flows from operations will be sufficient to continue operations for at least the next twelve months.  While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing.  However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms.  Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Factors that May Affect Future Results.”

Factors that May Affect Future Results

Any investment in our common stock involves a high degree of risk.  Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our common stock.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.  The occurrence of any of the following risks could harm our business.  The trading price of our common stock could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $4.0 million and $2.3 million for the quarters ended March 31, 2003 and 2004, respectively.  As of December 31, 2003, and March 31, 2004, our accumulated deficit was $67.8 million and $70.1 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

• increase our general and administrative functions to support our operations; and

• increase our sales, branding and marketing activities, including maintaining existing or entering into new online and off-line marketing arrangements including our national television and radio branding campaign.

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

• our inability to replace the loss of significant customers.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President and Chairman of the Board. Our performance also depends on our ability to retain and motivate other officers and key employees.  The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies.  Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  During 2003, individuals serving as our president and chief financial officer, our chief operating officer and our chief technology officer each stepped down from these positions for unrelated reasons.  Each of these three individuals remained as an employee of the Company, and each continues to serve the Company at present.  Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

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

During the quarter ended March 31, 2004, we had fulfillment partner relationships with approximately 280 third parties whose products we offer for sale on our Websites.  At March 31, 2004, these products accounted for approximately 50% of the non-BMV products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights.  For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws.  The complaint seeks statutory and other damages in an unspecified amount and injunctive relief.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

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

We use internally developed systems for our Websites and certain aspects of transaction processing, including customer profiling and order verifications.  We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Websites or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure.  We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions, and during the holiday shopping season.  Capacity constraints can cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

Our long-term strategic plan involves expansion of our operations in the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, and possible expansion into additional markets.  We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing or maintaining agreements to provide products and services to retail chains and other businesses.  To date, we have expended significant financial and management resources developing our B2B operations.  As discussed elsewhere herein, we have been unable to generate significant traffic for our B2B website, and we plan to merge it into our B2C website.  Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, such as our recent addition of travel product offerings, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.  In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  We may expand the number of categories of products we carry on our website, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.  In 2002, we entered into an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. Safeway  accounted for approximately $6.3 million, or approximately 21%, of our total revenues for the quarter ended March 31, 2003.  The term of our agreement with Safeway ended on February 26, 2004.  We may be unable to develop satisfactory relationships with other large retailers.

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

We allow our customers to return products and beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners.  Our ability to handle a large volume of returns is unproven.  In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers.  If merchandise returns are significant, our business, financial condition and results of operations could be harmed.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.0 million at March 31, 2004.

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

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods.  E-commerce remains is a relatively new concept, and large numbers of customers may not begin or continue to use the Internet to purchase goods.  The demand for and acceptance of products sold over the Internet are highly uncertain, and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

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

At March 31, 2004, we had $20.3 million in cash and marketable securities.  At that same date we had no notes payable.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our net loss, or the fair value or cash flows of these instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio.  All of our cash equivalents and marketable securities are designated as available-for-sale securities and, accordingly, are presented at fair value on our balance sheets.  We generally invest our excess cash in A-rated or higher short- to intermediate-term fixed income securities and money market mutual funds.  Fixed rate securities may have their fair value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in fair value due to changes in interest rates.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s President (principal executive officer) and Vice President, Finance (principal financial officer), based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2004, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three-month period ended March 31, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.          CHANGES IN SECURITIES,  USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

During the quarterly period ended March 31, 2004, we issued 142,729 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $5.85 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D there under as a transaction by an issuer not involving a public offering.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the first quarter of 2004, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.  Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases.  Column (b) sets forth the average price paid per share.  Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs.  Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.  The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program the Company has determined to terminate prior to expiration, or under which the Company does not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2004 To January 31, 2004	—		—	—	—
February 1, 2004 to February 29, 2004	620,000	(1)	$21.056	—	—
March 1, 2004 to March 31, 2004	—		—	—	—

Total	620,000		$21.056	—	—

(1)  All 620,000 shares were purchased by the Company’s President Patrick M. Byrne, who may be deemed to be an “affiliated purchaser”” as defined in Rule 10b-18(a)(3) under the Exchange Act.  None of the shares purchased were purchased by the Company.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31                              Rule 13a-15(d)/15d-15(d) Certifications

32                              Section 1350 Certifications

(b)           Reports on Form 8-K

Form 8-K filed on January 29, 2004 to furnish our earnings release for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Vice President, Finance

Dated: April 26, 2004