Form 10-Q
period 2004-06-30
OVERSTOCK COM INC
filed 2004-08-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒  No ☐

There were 18,269,209 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 6, 2004.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,846	$45,648
Marketable securities	11,500	21,206
Accounts receivable, net	10,183	6,579
Inventories, net	29,926	30,848
Prepaid expenses and other assets	4,583	7,013

Total current assets	85,038	111,294

Restricted cash	—	1,875
Property and equipment, net	9,483	11,303
Goodwill	2,784	2,784
Other long-term assets, net	427	1,765

Total assets	$97,732	$129,021

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,363	$21,522
Accrued liabilities	9,316	9,911
Short-term borrowings	—	1,000
Capital lease obligations, current	75	698

Total current liabilities	39,754	33,131
Capital lease obligations, non-current	86	944

Total liabilities	39,840	34,075

Commitments and contingencies (Notes 9 and 10)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2003 and June 30, 2004	2,978	3,072

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 16,060 shares and 17,826 shares issued as of December 31, 2003 and June 30, 2004, respectively	2	2
Additional paid-in capital	123,934	165,904
Accumulated deficit	(67,815)	(72,441)
Unearned stock-based compensation	(1,094)	(1,421)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive loss	(13)	(70)

Total stockholders’ equity	54,914	91,874

Total liabilities, redeemable securities and stockholders’ equity	$97,732	$129,021

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Revenue
Direct	$25,402	$41,113	$50,600	$79,693
Fulfillment partner	3,431	46,679	7,397	90,177

Total revenue	28,833	87,792	57,997	169,870

Cost of goods sold
Direct	23,014	36,786	46,498	71,602
Fulfillment partner	1,016	41,114	2,071	79,907

Total cost of goods sold	24,030	77,900	48,569	151,509

Gross profit	4,803	9,892	9,428	18,361

Operating expenses:
Sales and marketing expenses	2,572	6,605	6,420	10,982
General and administrative expenses	3,367	5,567	7,912	11,818
Amortization of stock-based compensation	112	123	440	258

Total operating expenses	6,051	12,295	14,772	23,058

Operating loss	(1,248)	(2,403)	(5,344)	(4,697)

Interest income	142	127	294	225
Interest expense	(55)	(46)	(62)	(62)
Other income, net	25	—	35	2

Net loss	(1,136)	(2,322)	(5,077)	(4,532)
Deemed dividend related to redeemable common stock	(78)	(46)	(155)	(94)

Net loss attributable to common shares	$(1,214)	$(2,368)	$(5,232)	$(4,626)

Net loss per common share — basic and diluted	$(0.07)	$(0.13)	$(0.33)	$(0.27)
Weighted average common shares outstanding — basic and diluted	16,384	17,577	15,938	17,128

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Cash flows from operating activities:

Net loss	$(1,136)	$(2,322)	$(5,077)	$(4,532)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	535	890	1,018	1,646
Amortization of unearned stock-based compensation	125	123	492	258
Realized gain from marketable securities	(7)	—	(11)	—
Stock options issued to consultants for services	126	289	151	569
Stock options issued to consultants for services	1	—	21	—
Changes in operating assets and liabilities:
Accounts receivable, net	(1,184)	4,620	(1,226)	3,604
Inventories, net	(5,045)	1,708	(5,521)	(922)
Prepaid expenses and other assets	(2,222)	(2,340)	(5,167)	(2,430)
Other long-term assets, net	43	16	(126)	(1,370)
Accounts payable	7	6,937	(6,229)	(8,841)
Accrued liabilities	(835)	443	(2,293)	595

Net cash provided by (used in) operating activities	(9,592)	10,364	(23,968)	(11,423)

Cash flows from investing activities:

Increase in restricted cash	—	(1,875)	—	(1,875)
Investments in marketable securities	(14,807)	(9,684)	(27,016)	(12,242)
Sales of marketable securities	20,172	1,283	30,125	2,474
Expenditures for property and equipment	(1,331)	(1,199)	(1,700)	(1,599)

Net cash provided by (used in) investing activities	4,034	(11,475)	1,409	(13,242)

Cash flows from financing activities:

Payments on capital lease obligations	4	(334)	(37)	(354)
Borrowings on line of credit	—	1,000	—	1,000
Issuance of common stock, net of issuance costs	—	37,857	23,968	37,857
Exercise of stock options and warrants	149	792	785	2,959

Net cash provided by financing activities	153	39,315	24,716	41,462

Effect of exchange rate changes on cash	—	6	—	5

Net increase (decrease) in cash and cash equivalents	(5,405)	38,210	2,157	16,802
Cash and cash equivalents, beginning of period	18,621	7,438	11,059	28,846

Cash and cash equivalents, end of period	$13,216	$45,648	$13,216	$45,648

Capital leases for property and equipment	$—	$—	$41	$1,835
Interest paid	$30	$46	$37	$62
Deemed dividend on redeemable common stock	$78	$46	$55	$94
Unearned stock-based compensation (forfeitures)	$287	$31	$299	$87
Lapse of rescission rights on redeemable common stock	$1,038	$—	$1,038	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense included in sales and marketing expenses totaled $2,182 and $6,391 during the three months ended June 30, 2003 and 2004, respectively, and $5,691 and $10,502 during the six months ended June 30, 2003 and 2004, respectively.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by two financial institutions.  The financial institutions invested these funds at June 30, 2004, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$20,202	$11	$(67)	$20,146
Corporate securities	297	—	(10)	287
Mortgage based securities	788	—	(15)	773

Total	$21,287	$11	$(92)	$21,206

All marketable securities mature between 2004 and 2009 and are classified as available-for-sale securities.

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three and six months ended June 30, 2003 and 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Net loss	$(1,136)	$(2,322)	$(5,077)	$(4,532)
Realized gain on marketable securities	(7)	—	(11)	—
Unrealized loss on marketable securities	(19)	(81)	(46)	(62)
Foreign currency translation adjustment	—	6	—	5

Comprehensive loss	$(1,162)	$(2,397)	$(5,134)	$(4,589)

5. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not and is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three and six month periods ended June 30, 2003 and 2004, the effects of outstanding stock options were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,826 options and 924 warrants outstanding at June 30, 2004.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three or six-month periods ended June 30, 2003 or 2004.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2003 and 2004:

	Three months ended June 30,			Six months ended June 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2003
Revenue	$25,402	$3,431	$28,833	$50,600	$7,397	$57,997
Cost of goods sold	23,014	1,016	24,030	46,498	2,071	48,569

Gross profit	$2,388	$2,415	4,803	$4,102	$5,326	9,428
Operating expenses			(6,051)			(14,772)
Other income (expense), net			112			267

Net loss			$(1,136)			$(5,077)

2004
Revenue	$41,113	$46,679	$87,792	$79,693	$90,177	$169,870
Cost of goods sold	36,786	41,114	77,900	71,602	79,907	151,509

Gross profit	$4,327	$5,565	9,892	$8,091	$10,270	18,361
Operating expenses			(12,295)			(23,058)
Other income (expense), net			81			165

Net loss			$(2,322)			$(4,532)

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

During the three and six-month periods ended June 30, 2003 and 2004, no significant sales were made to customers outside the United States of America.  At June 30, 2003 and 2004, all of the Company’s fixed assets were located in the United States of America.

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

In May 2004, the Company closed a second follow-on public offering, pursuant to which it sold 1,300 shares of common stock, with proceeds to the Company of approximately $37,857, net of $405 of issuance costs.  The number of shares issued includes 100 additional shares which the Company granted the underwriter the right to purchase to cover any over-allotments.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004

Net loss, as reported	$(1,136)	$(2,322)	$(5,077)	$(4,532)
Add: Stock-based employee compensation expense included in reported net income	125	123	513	258
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(536)	(835)	(1,342)	(1,944)

Pro forma net loss	$(1,547)	$(3,034)	$(5,906)	$(6,218)

Net loss per common share
Basic and diluted - as reported	$(0.07)	$(0.13)	$(0.33)	$(0.27)
Basic and diluted - pro forma	$(0.10)	$(0.17)	$(0.38)	$(0.36)

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

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief.  While we are still in the process of investigating the claim and have not yet filed an answer, we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages. [JJ can we state that management believes that neither these nor any other matters would result in a material adverse impact on either the company’s financial position, operating results or cash flows.]

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us.  In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract.  The counterclaim seeks damages in an unspecified amount.  While we are still in the process of investigating the counterclaim and have not yet filed an answer, we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

10. INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.  The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite.  In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  As such, the Company is unable to estimate with any reasonableness its potential exposure under these items.  The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets.  The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.  The Company has not recorded any liabilities relating to these indemnities, commitments or guarantees.  The Company carries specific and general liability insurance policies that the Company believes would, in most circumstances, provide some, if not total recourse to any claims arising from these indemnifications.

11. CREDIT FACILITY

In May 2004, the Company entered into a senior secured credit facility for a revolving line of credit of up to the lesser of (i) $20,000, (ii) 60% of eligible inventory, or (iii) 80% times the net liquidation percentage minus the sum of (i) the bank product reserve, and (ii) the aggregate amount of reserves, if any, all as defined in the agreement. The borrowings under this credit facility are collateralized by the assets of the Company and bear interest at a minimum of 3.5% using the Wells Fargo base rate as defined in the agreement, or, at the option of the Company, based on the LIBOR rate (4.37% at June 30, 2004), which may vary from time to time. At June 30, 2004, the applicable interest rate on the borrowings was prime plus 0.50%, or 4.75%.  The credit facility will mature on May 6, 2006, although the Company has an option to extend it for an additional year. The facility also provides the Company the ability to issue letters of credit for 2.75% per annum of the face amount issued. Any outstanding letters of credit reduce the amount available to borrow under the facility. If a “triggering event” occurs (if the Company falls below $15 million in cash, marketable securities and availability on the line of credit), the Company must comply with certain financial covenants. No triggering event has occurred through June 30, 2004. As of June 30, 2004, the Company had $1,000 in borrowings and $0 in letters of credit outstanding under this credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding  the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expansion of our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to matters in which we are a defendant and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Our revenue is comprised of direct revenue and fulfillment partner revenue. During 2003, Safeway, Inc., accounted for approximately 9% of our total revenue.  However, our relationship with Safeway terminated in February 2004.  During the first and second quarters of 2004, no single customer accounted for more than 2% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah, and sales from our warehouse store which we closed in January 2004. We generate business-to-business (B2B) sales when retailers are contacted over the internet, by phone and/or e-mail and offer them our merchandise below wholesale prices, allowing them an opportunity to be more price-competitive in their local markets. After we establish a relationship with a B2B client, the client sometimes places subsequent orders directly through our Websites. Although we have historically operated a separate B2B Website, our historical direct revenue has predominantly been based on purchases made directly through our consumer Website.  As a result, we recently integrated the B2B Website into our consumer Website.

Our fulfillment partner revenue is derived from two sources, consumer fulfillment partner revenue and B2B fulfillment partner revenue. Consumer fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our consumer Websites. Prior to July 1, 2003, we did not own or physically handle the merchandise we sold in these transactions, as the merchandise was shipped directly by a third party vendor, which also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to the manner in which we generate consumer fulfillment partner revenue, we generate B2B fulfillment partner revenue when we sell the merchandise of third parties through our B2B Website or otherwise to business purchasers. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

During the fourth quarter of 2003, we added a discount travel store to our Website. We used fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). For the products and services sold in our travel store, we did not have inventory risk or pricing control, and did not provide customer service. Therefore, for these sales we were not considered to be the primary obligor, and recorded only our commission as revenue. For the first and second quarters of 2004, our revenues from the Travel department were insignificant.  During May of 2004, our travel store was closed so we could work to make improvements to the travel product offerings.  We anticipate that the travel store will be reactivated within the next six months.

Our revenue is recorded net of returns, coupons and other discounts. Our returns policy for all products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than fifteen days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all returned items from the Electronics and Computers department.

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

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television branding campaign launched during the third quarter of 2003. Our advertising expenses totaled approximately $6.4 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively, which represent 97% and 85% of sales and marketing expenses for the respective periods. For the six months ended June 30, 2004 and 2003, our advertising expenses totaled $10.5 million and $5.7 million, which represent 96% and 89%, respectively, of our sales and marketing expenses. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising efforts.

General and administrative expenses consist of wages and benefits for executive, accounting, technology, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

Goodwill, which resulted from the acquisition of Gear.com, Inc. in November 2000, is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the six months ended June 30, 2003 and 2004.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception.  We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carryforwards, because of uncertainty regarding their realizability.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report filed with our Form 10-K for the year ended December 31, 2003, our Form 10-Q for the quarter ended March 31, 2004, and our unaudited financial statements included in this Form 10-Q, and the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this Form 10-Q.

Commentary—Increases in Gross Bookings.       Management believes that to understand our business and our financial statements, investors should understand the difference between total revenue and gross bookings.  Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission, before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003, and therefore differs from total revenue. The Company sustained year-over-year growth in gross bookings, which grew 88% from $51.3 million to $96.6 million during the second quarter of 2004, and for the first six months of the year, gross bookings grew 83% from $103.6 in 2003 to $190.0 million in 2004.  This was due to the continued growth of our new customer base (413,000 new customers were added during the second quarter of 2004) from our continued online and offline marketing efforts. We consider the growth in gross bookings especially noteworthy, because we ended our B2B program with Safeway in February 2004.  The Safeway program had represented 12% of gross bookings for the first two quarters of 2003, and less than 1% of gross bookings in the first six months of 2004.  In particular, gross bookings for the consumer business (through both direct and fulfillment partner channels) is up 109% year-over-year through June 30.

Commentary—Expense Control.     For the first six months of 2004, our sales and marketing expenses have increased 71% from $6.4 million in  2003 to $11.0 million in 2004.  However, as a percentage of gross bookings, sales and marketing expenses decreased from 6.2% in the first six months of 2003 to 5.8% in 2004.  G&A also increased 49%, from $7.9 million in 2003 to $11.8 million in 2004, but as a percentage of gross bookings, G&A decreased from 7.6% to 6.2%, for the respective periods.  We are continuing to work on specific ways to reduce our logistics expenses, and we have made some progress in the first half of  2004.  Our gross margins have increased from 9.6% in the fourth quarter of 2003 to 11.3% in the second quarter of 2004, and 10.8% year-to-date.

Commentary—Capital.     We ended the quarter with $66.9 million in cash and marketable securities.  We did several things during the quarter to improve our capital position. During the second quarter, we completed a successful follow-up offering, bringing in an additional $37.9 million of capital.  We also concluded our relationship with Safeway and collected approximately $5 million of our remaining receivable from them during the quarter, and generated a positive $10.4 million in operating cash flow.  In addition, to provide further liquidity and the ability to more comfortably increase our inventory prior to the 2004 holiday season, we entered into a $20 million secured credit facility during the second quarter, which we plan to utilize during the fourth quarter of 2004.

Commentary - Infrastructure

Management believes that investors should understand that for our business to continue its growth, a variety of different aspects of our business must increase their capacities at a reasonably uniform rate.  In addition to buying and marketing, other departments, such as systems and operations, must expand to support our growth.  Following are comments on selected aspects of our infrastructure expansion.

Commentary - Finance and Accounting.  We have increased our accounting staff, and their work has provided the foundation for many improvements. Our accounting staff prepares, and our executive team reviews, scorecards for every major sector of the business on a weekly basis.  We focus on a short list of detailed cost and performance metrics.  Management considers these weekly reviews to be of tremendous value.

Commentary – Technology.  We have assembled a team of experienced database administrators (DBA’s), and our network has become more stable.  We have developed a system of prioritizing and tracking code development, and have made significant improvements in our software development.

Commentary – Logistics.  Our warehouse operations have improved significantly. Handling, inbound, and outbound freight costs have all improved. Our pickers have become about 75% more productive than last year.  We have developed a system for training, testing, and certifying warehouse workers for multiple positions.  We have also made some slight progress in the net cost of returns; although we plan to do better.  Our customer service costs are in line with our plan, even while we provide high-touch customer service, including live phone customer service 24/7.  In the last few weeks we launched inbound live chat, individual benchmarking of customer service representatives (“CSR”s), and automated self-help and outbound live chat, all in an attempt to improve our customers’ experience while keeping a tight rein on costs.  Management believes that there may be over 100 basis points of margin improvements to be found in tightening our supply chain, although there can be no assurance that we will achieve that result.

Commentary - Capacity – Warehouse.  In the fourth quarter of 2003, our warehouse strained to handle the demand for our products, and we had to transfer resources from other areas of the company to keep up with the orders. This year we focused on expanding capacity at the warehouse.  Rather than spend to acquire significant additional technology, we believe that we have increased capacity with better organization of our employees, who were formed into squads with team leaders, captains responsible for several teams, and managers responsible for several captains.  We also implemented extensive process-mapping and training programs.  We believe that these changes will allow our warehouse to handle a $250 million revenue quarter, and we are supplementing this capacity by opening a third-party logistics warehouse.  With the addition of some relatively inexpensive (a few hundred thousand dollars) equipment, we believe that that the warehouse could handle a $400 million revenue quarter.  To increase beyond that capacity level, however, would likely require a multi-million dollar investment in warehouse redesign and new equipment.

Commentary - Capacity - Customer Service.  We are working to maintain and improve the quality of our customer service as our business grows.  We have outsourced a portion of our customer service function, and our close relationship with the outsourcing company seems to be working well, as is demonstrated by our recent American Customer Service Index (“ACSI”) score of 81.  However, we are working to further improve the quality of our customer service.  Among other things, we are taking steps to measure our customer service quality continuously and precisely while we increase our capacity.

Commentary - Capacity - Information Technology.  By mid-August, we will be moving our computers to a co-location facility with the infrastructure (telecommunications, power, air conditioning, security) to support future growth.

A few quarters ago we issued a press release concerning our switch to an Oracle cluster solution. The Oracle cluster has performed well for us, and has given us relatively inexpensive, scaleable computing power.  The next step for us is to replace our legacy storage infrastructure.  To do so we are making a major capital expenditure in the form of a Storage Area Network, or “SAN”, that will become the backbone of the entire company. After exhaustive testing we chose EMC, and we expect to be live in the new co-lo facility on the SAN by mid-August.

Commentary - Sourcing, Marketing.  Sourcing is going well.  Firms and brands that would not talk with us a year ago now sell to us.  We believe that this is partially a result of our scale, and the demonstrated value of our business model, and also partially attributable to the reputation of professionalism and honesty that our buyers have developed.

Our marketing team also is doing well. The team is analytical, non-dogmatic, and agile.  We utilize portal relationships as well as our affiliate program, and we believe that each produces good results.  We recently entered into a new relationship with MSN, based on our satisfaction with our prior relationship.

Commentary—Strategic Projects.      Following is a brief update on some of our recent strategic projects:

Club O – In March 2004, we launched our frequent buyer’s club, Club O.  Members of Club O pay an annual fee of $29.99 and receive a 5% discount on all non-travel and non-BMV products and $1 shipping per order, along with access to a special customer service hotline.  By the end of the second quarter of 2004, we had more than ten thousand members of Club O.

Overstock.com Daily Deals – Over a year ago, we began investigating a push-based mCommerce application to deliver special offers to subscribers.  On March 24, 2004, Verizon Wireless went live with our Overstock.com Daily Deals™ (“ODD”) application.  The results to date have been disappointing.  In brief, ODD is a system whereby owners of third-generation (3G) phones can opt to receive (for a small monthly fee) daily broadcasts of special offers from us.  Although the current version of ODD requires consumers to call us to place their orders, we anticipate that a future generation of ODD will enable the user to place product orders simply by entering a personal identification number in response to the offer.  However, we are unable to predict when that system may become available, or to give any assurance that it will actually become available.

Club O Gold – Our B2B operations have stalled at about $20.0 million annualized for the last 18 months.  In an effort to grow the B2B business, in the third quarter of 2004 we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers will be grandfathered).  The terms of this program include a higher annual fee ($99.95), Club O pricing (that is, our B2C price less 5%) on single product purchases, steeper discounts for products purchased in bulk, and access to a special, small business-focused, customer service team.  In addition, we have formed an alliance with a company that will assist us in promoting this program, and we will be announcing this relationship during the third quarter in conjunction with the launch of the Club O membership program.

Search Engine  – We have recently completed the installation of Endecca, our new search engine described in a previous announcement.  The preliminary results have been satisfactory, but we believe there is a large amount of fine-tuning to complete.

Trademark – We discontinued our use of “Overstock.com – The Big O” on July 1, 2004.  For the very first part of Q3, there will be little TV expense.  We have developed three new commercials, but continue to evaluate our commitment to TV advertising..

Critical Accounting Policies and Estimates

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

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Any amounts received prior to when we ship the goods or provide the services to customers are deferred.

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.     Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $1.1 million as of June 30, 2004 and December 31, 2003.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $818,000 as of June 30, 2004 and $650,000 as of December 31, 2003.

Overstock writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $30.8 million, net of reserve for obsolescence or damaged inventory of $1.8 million as of June 30, 2004. At December 31, 2003, our inventory balance was $29.9 million, net of reserve for obsolescence or damaged inventory of $1.1 million.

Accounting for income taxes.     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of June 30, 2004 and December 31, 2003, we have recorded a full valuation allowance of $27.0 million and $25.7 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.     Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2003 or 2004. Net intangible assets and goodwill amounted to $3.0 million as of June 30, 2004 and December 31, 2003.

Results of Operations — 2004 compared to 2003

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

As a result of this change in business practices, we now record the majority of these sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done.  Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States (“GAAP”) will increase significantly from our results as reported in previous SEC filings.  As a result, for each quarter beginning in the third quarter of 2003 through the second quarter 2004, we believe that for year-over-year comparison purposes, gross bookings comparisons may be more informative than revenue comparisons, as the gross bookings were not affected by the change in business practices.  Gross bookings represents the gross selling price of all transactions before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003.  Additionally, direct revenue, as a percentage of total revenue will decrease significantly while fulfillment partner revenue, as a percentage of total revenue, will increase significantly.

Total revenue was $87.8 million for the three-month period ended June 30, 2004, a 204% increase from the $28.8 million recorded in the same period in 2003.  During that same period, direct revenue increased to $41.1 million from $25.4 million, representing growth of 62%. Fulfillment partner revenue also increased 1,261% to $46.7 million for the second quarter of 2004 compared to $3.4 million recorded in 2003.  For the six-month period ended June 30, 2004, total revenue grew 193% to $169.9 million from $58.0 million recorded in the same period in 2003.  Also during that six-month period, direct revenue grew

57% to $79.7 million in 2004 from $50.6 million in 2003 and fulfillment revenue grew 1,119% to $90.2 million from $7.4 million recorded in 2003.  The significant increase in total revenue was primarily due to the change in our business practices described above which began July 1, 2003.  Additionally, we saw continued growth in both direct and fulfillment partner orders as our customer base continues to expand from increased marketing efforts, including nationwide television and radio advertising campaigns.  Furthermore, our sales mix in 2004 differed from the sales mix we had during 2003.  The direct consumer business, which has higher margins than the direct B2B (including Safeway) business, increased in 2004 as a percent of total direct revenue.

Gross bookings totaled $96.6 million and $51.3 million for the three-month periods ended June 30, 2004 and 2003, respectively, representing growth of 88%.  For the six-month periods ended June 30, 2004 and 2003, gross bookings totaled $190.0 million and $103.6 million, respectively, representing an increase of 83%. The 83% growth in gross bookings year-over-year is a better indicator of the true top-line growth of our business than the growth in total revenue, due to the change in business practices previously described.

In 2002, we entered into an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. For the six months ended June 30, 2003, Safeway accounted for approximately $12.0 million, or approximately 21%, of our total revenues, compared to less than 1% of our total revenues for the same period in 2004.  The term of our agreement with Safeway ended on February 26, 2004.  In comparison with the first six months of 2003, we experienced significant growth (109%) in our direct and fulfillment partner consumer operations during the first six months of 2004, given that we no longer have the revenues from our Safeway program.  In the future, we hope to develop relationships with other large retailers.  However, there can be no assurance that we will be able to do so on terms we consider attractive.

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

Cost of goods sold for the second quarter of 2004 was $77.9 million, or 89% of total revenue, compared to the $24.0 million, or 83% of total revenue recorded in 2003.  This correlates to gross margins of 11% and 17% for those respective periods.  For the six months ended June 30, 2004 and 2003, cost of goods sold totaled $151.5 million and $48.6 million, representing margins of 11% and 16%, respectively.

Gross profits for our direct operations increased to $4.3 million for the three months ended June 30, 2004 from $2.4 million recorded in the same period in 2003 (81% growth), which represent gross margins of 11% and 9%, respectively.  For the six-month periods ended June 30, 2004 and 2003, gross profit dollars totaled $8.1 million and $4.1 million (97% growth), representing gross margins of 10% and 8%, respectively.  The increase in gross margins for the first six months of 2004 over the same period in 2003 is due primarily to reductions in product and logistics costs.  In particular, we have reduced warehouse handling costs as a result of better management and process changes at the warehouse, lowered customer service costs by outsourcing our customer service operations, and lowered freight costs as a result of our increased shipping volumes.  The increase is also due to a change in sales mix in the first six months of 2004 compared to the same quarter period in 2003.  The direct consumer business, which has higher margins than the B2B (including Safeway) business, increased as a percent of total direct revenue, from 63% in 2003 to 77% in 2004.

Cost of goods sold on sales transactions from our fulfillment partners now includes the cost of the product, warehousing and fulfillment costs, credit card fees and customer service costs.  Therefore,

beginning in the third quarter of 2003, overall blended gross margins will be significantly lower than they were previously.

Gross profits from our fulfillment partner operations increased 130% to $5.6 million in the second quarter of 2004 from $2.4 million recorded in 2003.  For the six months ended June 30, 2004, gross profits from our fulfillment partner operations increased 93% to $10.3 million from $5.3 million recorded during same period in 2003.  For our fulfillment partner operations, the increase in gross profit dollars from the previous year quarter is largely due to the increased fulfillment partner revenue over the previous year, offset by an increase in the lower margin BMV business (the majority of which is sold through fulfillment partners) over the previous year.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $6.6 million and $2.6 million for the three months ended June 30, 2004 and 2003, respectively, which represent 7% and 5% of gross bookings (8% and 9% of total revenue).  For the six months ended June 30, 2004 and 2003, sales and marketing expenses totaled $11.0 and $6.4 million, respectively, which each represent 6% of gross bookings (6% and 11% of total revenue).  The increased marketing expense reflects sustained online advertising efforts, particularly with the large portals (MSN, Yahoo & AOL), and with our affiliate marketing program.  In addition, the national radio and television campaigns we initiated in the fourth quarter of 2003 continued through the first six months of 2004, although on a smaller scale.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have entered into and similar online or offline radio, television, or other similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $5.6 million and $3.4 million for the three months ended June 30, 2004 and 2003, respectively, which represent 6% and 7% of gross bookings (6% and 12% of total revenue).  For the six months ended June 30, 2004 and 2003, general and administrative expenses totaled $11.8 and $7.9 million, respectively, which represent 6% and 8% of gross bookings (7% and 14% of total revenue).  The increase in general and administrative costs for each comparative period is primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount.  In addition, we incurred increased compensation charges for options granted to consultants, and development costs related to strategic projects.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock.  Since the initial public offering in June 2002, the Company has not granted any additional stock options below fair market value.  Amortization of stock-based compensation was approximately $123,000 and $112,000 for the three months ended June 30, 2004 and 2003, respectively, and $258,000 and $440,000 for the six-month periods ended June 30, 2004 and 2003, respectively.

Non-operating income (expense)

Interest income was $127,000 during the quarter ended June 30, 2004 versus $142,000 during the same quarter in 2003.  For the six months ended June 30, 2004 and 2003, interest income totaled $225,000 and $294,000, respectively.  The decrease in interest income in the current year quarter is due to the larger average cash balance we had during the previous year quarters.  Interest expense was $46,000 and $55,000 for the quarters ended June 30, 2004 and 2003, respectively, which represents interest expense on short term borrowings (in 2004) and capital leases.  For the six months ended June 30, 2004 and 2003, interest expense totaled $62,000.  Other income (expense), net resulted in the recognition of $0 and $25,000 in income for the quarters ended June 30, 2004 and 2003, respectively, and $2,000 and $35,000 for the six months ended June 30, 2004 and 2003, respectively.

Income taxes

We incurred net operating losses during the quarters ended June 30, 2004 and 2003, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of June 30, 2004, we had $72.8 million of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Effect of Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.   In March 2004, the EITF reached a consensus on recognition and measurement guidance discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not expect the adoption of this pronouncement to have a material impact on the Company’s business, financial position, cash flows or result of operations

Seasonality

Financial results for Internet retailers are generally seasonal.  Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season.  The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties.  Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future.  The following table reflects the Company’s revenues for each of the quarters available since 2001 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

2004	$82,078	$87,792	NA		NA

2003	29,164	$28,833	$57,788	*	$123,160

2002	12,067	14,380	23,808		41,529

2001	9,578	7,407	8,744		14,274

* Note that the revenue since the third quarter of 2003 reflect the change in the Company’s returns policy,  as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  We completed follow-on offerings in February 2003 and May 2004 pursuant to which we received approximately $24.0 million and $37.9 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $45.6 million at June 30, 2004.  We also had marketable securities of $21.2 million at June 30, 2004.

Our operating activities resulted in net cash outflows of $11.4 million and $24.0 million for the six months ended June 30, 2004 and 2003, respectively.  The primary use of cash and cash equivalents during the six months ended June 30, 2004 was to fund our normal operations, including net losses of $4.5 million, and changes in accounts payable ($8.8 million), prepaid expenses and other assets ($2.4 million), and other long-term assets ($1.4 million).  Operating cash outflows was offset by a decrease in our receivables of $3.6 million.

Cash used in investing activities for the six months ended June 30, 2004 included $12.2 million of investments in marketable securities offset by $2.5 million in sales of marketable securities.  Capital expenditures for property and equipment amounted to $1.6 million and restricted cash increased $1.9 million.

Net cash provided by financing activities during the six months ended June 30, 2004 was $41.5 million, which includes proceeds of $37.9 from our second follow-on offering that closed in May 2004 and $3.0 million received from the exercise of stock options and warrants.  During the second quarter of 2004, we also drew down $1.0 million on the new $20.0 million credit facility.

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of June 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Short-term borrowing arrangements	$1,000	$1,000	$—	$—	$—
Capital lease obligations	1,642	698	944		—
Operating leases	12,696	1,754	5,143	5,799	—
Purchase obligations	22,915	22,915	—	—	—
Total contractual cash obligations	$38,253	$26,367	$6,087	$5,799	$—

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$4,301	$4,301	$—	$—	$—
Redeemable common stock	3,072	—	3,072	—	—
Total commercial commitments	$7,373	$4,301	$3,072	$—	$—

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2004.  Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results.  We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

We have a $10.0 million revolving letter of credit facility, which expires June 30, 2005, which we use to obtain letters of credit supporting our inventory purchases.  At June 30, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $4.3 million outstanding under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.  In evaluating our contractual obligations and commitments, investors should understand that the amount shown above under letters of credit is duplicative of a portion of the amount shown above under purchase obligations, because we have no actual liability in connection with the letter of credit facility (other than for commitment fees and similar items) except to the extent that we fail to pay a similar amount included above in purchase obligations.

In May 2004, we entered into a senior secured credit facility for a revolving line of credit of up to the lesser of (i) $20.0 million, (ii) 60% of eligible inventory, or (iii) 80% times the net liquidation percentage minus the sum of (i) the Bank Product Reserve, and (ii) the aggregate amount of reserves, if any, all as defined in the agreement. The borrowings under this credit facility are collateralized by the assets of the Company and bear interest at a minimum of 3.5%, as defined in the agreement, or at the option of the Company, based on the LIBOR rate (4.37% at June 30, 2004), which may vary from time to time. At June 30, 2004, the applicable interest rate on the borrowings was prime plus 0.5%, or 4.75%. The credit facility will mature on May 6, 2006, although the Company has an option to extend it for an additional year. The facility also provides us the ability to issue letters of credit at a cost of 2.75% per annum of the face amount issued. Any outstanding letters of credit reduce the amount available to borrow under the facility.  If a “triggering event” occurs (if the Company falls below $15 million in cash, marketable securities and availability on the line of credit), the Company must comply with certain financial covenants. No triggering event has occurred through June 30, 2004. As of June 30, 2004, we had $1.0 million in short term borrowings and $0 in letters of credit outstanding under this credit facility.

We believe that the cash and marketable securities currently on hand, the credit facilities and expected cash flows from operations will be sufficient to continue operations for at least the next twelve months.  While we anticipate that, beyond the next twelve months, our expected cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing.  However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms.  Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  See “Factors that May Affect Future Results.”

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $5.2 million and $4.6 million for the six months ended June 30, 2003 and 2004, respectively.  As of December 31, 2003, and June 30, 2004, our accumulated deficit was $67.8 million and $72.4 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

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

We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers have no prior senior management experience at public companies. Our new employees include a number of key managerial, technical and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the future. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be harmed.

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

During the quarter ended June 30, 2004, we had active fulfillment partner relationships with approximately 325 third parties whose products we offer for sale on our Websites.  At June 30, 2004, these products accounted for approximately 50% of the non-BMV products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

Our long-term strategic plan involves expansion of our operations in the B2B merchandise liquidation market, entering into agreements to provide products and services to retail chains and other businesses, and possible expansion into additional markets.  We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing or maintaining agreements to provide products and services to retail chains and other businesses.  To date, we have expended significant financial and management resources developing our B2B operations.  As discussed elsewhere herein, we have been unable to generate significant traffic for our B2B website.  As such we merged our B2B website into our B2C website.  Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.  In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  We may expand the number of categories of products we carry on our website.  These and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

Our Website competes with liquidation “brokers” and retailers and online marketplaces such as eBay, Inc.

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

Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Although we are in the process of moving some of our infrastructures to a co-location facility, at present substantially all of our computer and communications hardware is located at a single leased facility in Salt Lake City, Utah.  Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events.  We do not presently have redundant systems in multiple locations or a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur.  Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.1 million at June 30, 2004.

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

At June 30, 2004, we had $66.9 million in cash and marketable securities.  At that same date we had $1.0 million in short term borrowings.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our net loss, or the fair value or cash flows of these instruments.

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

ITEM 4.                                  CONTROLS AND PROCEDURES

The Company’s President (principal executive officer) and Vice President, Finance (principal financial officer), based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2004, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three-month period ended June 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

From time to time, we receive and/or assert claims and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, results of operations, financial condition or cash flows.

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

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief.  While we are still in the process of investigating the claim and have not yet filed an answer, we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us.  In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract.  The counterclaim seeks damages in an unspecified amount.  While we are still in the process of investigating the counterclaim and have not yet filed an answer, we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.                                  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF SECURITIES

During the quarterly period ended June 30, 2004, we issued 50,000 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $7.08 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D there under as a transaction by an issuer not involving a public offering.

During the quarter ended June 30, 2004, no purchases were made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock.

ITEM 3.                                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 27, 2004.  A total of 13,744,688 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 82% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement, dated March 18, 2004.

The first proposal related to the election of two (2) Class II directors of Overstock.com, Inc., to serve a term of three (3) years and hold office until their respective successors have been elected and qualified or until their following nominees for reelection as directors.  The nominees were each elected and received, the following votes:

Director	For	Withheld
Gordon S. Macklin	13,724,862	19,826
John J. Byrne	13,503,117	241,571

The second proposal was to approve an amendment of the Company’s 2002 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. This proposal was approved with 8,020,908 shares of the Company’s common stock that voted at the meeting voting in favor of, 885,672 shares voting against, and 4,798 shares abstaining from amendment of the Company’s 2002 Stock Option Plan.

The third proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004.  This proposal was approved with 13,715,500 shares of the Company’s common stock that voted at the meeting voting in favor of, 27,837 shares voting against, and 1,351 shares abstaining from ratification of the appointment of PricewaterhouseCoopers LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2004.

ITEM 5.                                  OTHER INFORMATION

None.

ITEM 6.                                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                            Exhibits

31                          Rule 13a-15(d)/15d-15(d) Certifications

32                          Section 1350 Certifications

(b)                                  Reports on Form 8-K

Form 8-K filed on April 22, 2004 to furnish our earnings release for the quarter ended March 31, 2004.

Form 8-K filed on April 29, 2004 announcing the re-election of Gordon Macklin and the election of Jack Byrne to the Company’s board of directors.

Form 8-K filed on May 7, 2004 to announce our entering into a credit facility agreement and to announce the approval by our stockholders of an amendment to our 2002 Stock Option Plan.

Form 8-K filed on May 10, 2004 announcing plans to offer shares of our common stock in an underwritten public offering under its existing shelf registration statement.

Form 8-K filed on May 10, 2004 in connection with a corrected press release.

Form 8-K filed on May 13, 2004 announcing our entry into an Underwriting Agreement.

Form 8-K filed on May 18, 2004, announcing the closing of the previously announced underwritten registered public offering of 1,200,000 shares of our common stock.

Form 8-K filed on June 7, 2004, announcing that the underwriters’ exercise of their over-allotment option.

Form 8-K filed on June 10, 2004, announcing the closing of the exercise of the over-allotment option.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Vice President, Finance

Dated:  August 9, 2004