Form 10-Q
period 2004-09-30
OVERSTOCK COM INC
filed 2004-11-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒  No ☐

There were 18,399,107 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 5, 2004.

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,846	$27,156
Marketable securities	11,500	35,418
Accounts receivable, net	10,183	2,478
Inventories, net	29,926	34,791
Prepaid expenses and other assets	4,583	15,130

Total current assets	85,038	114,973

Restricted cash	—	1,875
Property and equipment, net	9,483	14,064
Goodwill	2,784	2,784
Other long-term assets, net	427	1,646

Total assets	$97,732	$135,342

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,363	$22,476
Accrued liabilities	9,316	17,735
Short-term borrowings	—	1,000
Capital lease obligations, current	75	600

Total current liabilities	39,754	41,811
Capital lease obligations, non-current	86	889

Total liabilities	39,840	42,700

Commitments and contingencies (Notes 9 and 10)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2003 and September 30, 2004	2,978	3,119

Stockholders’ equity:
Common stock, $0.0001 par value, 100,000 shares authorized, 16,060 shares and 17,837 shares issued as of December 31, 2003 and September 30, 2004, respectively	2	2
Additional paid-in capital	123,934	166,104
Accumulated deficit	(67,815)	(75,439)
Unearned stock-based compensation	(1,094)	(982)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive loss	(13)	(62)

Total stockholders’ equity	54,914	89,523

Total liabilities, redeemable securities and stockholders’ equity	$97,732	$135,342

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Revenue
Direct	$29,284	$43,928	$79,884	$123,621
Fulfillment partner	28,504	59,516	35,901	149,693

Total revenue	57,788	103,444	115,785	273,314

Cost of goods sold
Direct	26,674	38,594	73,172	110,196
Fulfillment partner	26,863	51,103	28,934	131,010

Total cost of goods sold	53,537	89,697	102,106	241,206

Gross profit	4,251	13,747	13,679	32,108

Operating expenses:
Sales and marketing expenses	3,855	9,398	10,275	20,380
General and administrative expenses	4,059	7,376	11,971	19,194
Amortization of stock-based compensation	171	18	611	276

Total operating expenses	8,085	16,792	22,857	39,850

Operating loss	(3,834)	(3,045)	(9,178)	(7,742)

Interest income	98	168	392	393
Interest expense	(8)	(77)	(70)	(139)
Other income, net	79	3	114	5

Net loss	(3,665)	(2,951)	(8,742)	(7,483)
Deemed dividend related to redeemable common stock	(58)	(47)	(213)	(141)

Net loss attributable to common shares	$(3,723)	$(2,998)	$(8,955)	$(7,624)

Net loss per common share — basic and diluted	$(0.23)	$(0.16)	$(0.56)	$(0.44)
Weighted average common shares outstanding — basic and diluted	16,419	18,284	16,100	17,517

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Cash flows from operating activities:

Net loss	$(3,665)	$(2,951)	$(8,742)	$(7,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Depreciation and amortization	585	1,061	1,603	2,707
Amortization of unearned stock-based compensation	192	18	684	276
Realized gain from marketable securities	(3)	(1)	(14)	(1)
Stock options issued to consultants for services	(81)	25	70	594
Stock issued to employees for services	—	—	21	—
Changes in operating assets and liabilities:
Accounts receivable, net	542	4,101	(684)	7,705
Inventories, net	(5,470)	(3,943)	(10,991)	(4,865)
Prepaid expenses and other assets	(2,710)	(8,117)	(7,877)	(10,547)
Other long-term assets, net	—	102	(126)	(1,268)
Accounts payable	933	954	(5,296)	(7,887)
Accrued liabilities	1,351	7,824	(942)	8,419

Net cash used in operating activities	(8,326)	(927)	(32,294)	(12,350)

Cash flows from investing activities:

Increase in restricted cash	—	—	—	(1,875)
Investments in marketable securities	(12,344)	(15,675)	(39,360)	(27,917)
Sales of marketable securities	13,001	1,470	43,126	3,944
Expenditures for property and equipment	(2,667)	(3,805)	(4,367)	(5,404)

Net cash used in investing activities	(2,010)	(18,010)	(601)	(31,252)

Cash flows from financing activities:

Payments on capital lease obligations	(79)	(153)	(116)	(507)
Borrowings on line of credit	—	—	—	1,000
Issuance of common stock, net of issuance costs	—	—	23,968	37,857
Exercise of stock options and warrants	149	596	934	3,555

Net cash provided by financing activities	70	443	24,786	41,905

Effect of exchange rate changes on cash	—	2	—	7

Net increase (decrease) in cash and cash equivalents	(10,266)	(18,492)	(8,109)	(1,690)
Cash and cash equivalents, beginning of period	13,216	45,648	11,059	28,846

Cash and cash equivalents, end of period	$2,950	$27,156	$2,950	$27,156

Capital leases for property and equipment	$79	$—	$120	$1,835
Interest paid	$7	$77	$44	$139
Deemed dividend on redeemable common stock	$58	$47	$213	$141
Unearned stock-based compensation (forfeitures)	$104	$105	$403	$192
Lapse of rescission rights on redeemable common stock	$609	$—	$1,647	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ADVERTISING EXPENSE

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense included in sales and marketing expenses totaled $3,495 and $8,997 during the three months ended September

30, 2003 and 2004, respectively, and $9,186 and $19,499 during the nine months ended September 30, 2003 and 2004, respectively.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by two financial institutions.  The financial institutions invested these funds at September 30, 2004, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$29,008	$8	$(84)	$28,932
Corporate securities	3,797	—	(13)	3,784
Mortgage based securities	2,725	—	(23)	2,702

Total	$35,530	$8	$(120)	$35,418

All marketable securities mature between 2004 and 2010 and are classified as available-for-sale securities.  Available-for-sale securities with maturities beyond one year are classified as current in the consolidated balance sheet because the securities represent funds available for current operations.

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components which includes the Company’s unrealized gain on marketable securities.  The Company’s comprehensive loss for the three and nine months ended September 30, 2003 and 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net loss	$(3,665)	$(2,951)	$(8,742)	$(7,483)
Realized gain on marketable securities	(3)	(1)	(14)	(1)
Unrealized gain (loss) on marketable securities	(27)	7	(73)	(55)
Foreign currency translation adjustment	—	2	—	7

Comprehensive loss	$(3,695)	$(2,943)	$(8,829)	$(7,532)

5. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not and is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three and nine month periods ended September 30, 2003 and 2004, the effects of outstanding stock options were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,600 options and 916 warrants outstanding at September 30, 2004.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three or nine-month periods ended September 30, 2003 or 2004.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2003 and 2004:

	Three months ended September 30,			Nine months ended September 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2003
Revenue	$29,284	$28,504	$57,788	$79,884	$35,901	$115,785
Cost of goods sold	26,674	26,683	53,537	73,172	28,934	102,106

Gross profit	$2,610	$1,641	4,251	$6,712	$6,967	13,679
Operating expenses			(8,085)			(22,857)
Other income (expense), net			169			436

Net loss			$(3,665)			$(8,742)

2004
Revenue	$43,928	$59,516	$103,444	$123,621	$149,693	$273,314
Cost of goods sold	38,594	51,103	89,697	110,196	131,010	241,206

Gross profit	$5,334	$8,413	13,747	$13,425	$18,683	32,108
Operating expenses			(16,792)			(39,850)
Other income (expense), net			94			259

Net loss			$(2,951)			$(7,483)

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

During the three and nine-month periods ended September 30, 2003 and 2004, no significant sales were made to customers outside the United States of America.  At September 30, 2003 and 2004, all of the Company’s fixed assets were located in the United

States of America.

7. PUBLIC OFFERINGS

On June 4, 2002, the Company closed its initial public offering, pursuant to which it sold 2,256 shares of common stock, and a selling shareholder sold 845 shares of common stock in an initial public offering, with proceeds to the Company of approximately $26,140, net of $2,014 of issuance costs.  The number of shares includes 101 additional shares which the Company granted the underwriter the right to purchase to cover any over-allotments.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004

Net loss, as reported	$(3,665)	$(2,951)	$(8,742)	$(7,483)
Add: Stock-based employee compensation expense included in reported net income	192	18	705	276
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(711)	(710)	(2,053)	(2,654)

Pro forma net loss	$(4,184)	$(3,643)	$(10,090)	$(9,861)

Net loss per common share
Basic and diluted - as reported	$(0.23)	$(0.16)	$(0.56)	$(0.44)
Basic and diluted - pro forma	$(0.25)	$(0.20)	$(0.63)	$(0.56)

9. COMMITMENTS AND CONTINGENCIES

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Printmaker lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.  Our fulfillment partner (who is also a defendant in the case) is conducting the defense of the case and has agreed to indemnify us against the claim and any judgement.

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us.  In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract.  The counterclaim seeks damages in an unspecified amount.  We have filed an answer to the counterclaim and we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice.   The parties each reserved all claims and counterclaims.  In August 2004, NCR notified us of its intent to terminate the standstill agreement.  On September 2, 2004, we re-filed our complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On October 12, 2004, we filed an answer denying the material allegations in NCR’s counterclaims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the NCR lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG.  On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG.  On October 21, 2004, we filed an answer denying the material allegations in BTG’s counterclaims.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the BTG lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

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

11. CREDIT FACILITY

In May 2004, the Company entered into a senior secured credit facility for a revolving line of credit of up to the lesser of (i) $20,000, (ii) 60% of eligible inventory, or (iii) 80% times the net liquidation percentage minus the sum of (i) the bank product reserve, and (ii) the aggregate amount of reserves, if any, all as defined in the agreement. The borrowings under this credit facility are collateralized by the assets of the Company and bear interest at a minimum of 3.5%, as defined in the agreement, or, at the option of the Company, based on the LIBOR rate (4.34% at September 30, 2004), which may vary from time to time. At September 30, 2004, the applicable interest rate on the borrowings was prime (4.75% at September 30, 2004) plus 0.50%.  The credit facility will mature on May 6, 2006, although the Company has an option to extend it for an additional year. The facility also provides the Company the ability to issue letters of credit for 2.75% per annum of the face amount issued. Any outstanding letters of credit reduce the amount available to borrow under the facility. If a “triggering event” occurs (i.e., if the Company falls below $15,000 in cash, marketable securities and availability on the line of credit), the Company must comply with certain financial covenants. No triggering event has occurred through September 30, 2004. Additionally, the senior secured credit facility prohibits the Company from paying dividends.  As of September 30, 2004, the Company had $1,000 in borrowings and $0 in letters of credit outstanding under this credit facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets and other markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites, including our auction site; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expansion of our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to matters in which we are a defendant and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics, sporting goods, designer accessories and travel.  We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. In September 2004, we launched an online auction site as part of our Website – an online marketplace for the buying and selling of goods.

Our revenue is comprised of direct revenue and fulfillment partner revenue. During 2003, Safeway, Inc., accounted for approximately 9% of our total revenue.  However, our relationship with Safeway terminated in February 2004.  During the first three quarters of 2004, no single customer accounted for more than 2% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana, and sales from our warehouse store which we closed in January 2004. We generate business-to-business (B2B) sales when retailers are contacted and offered our merchandise below wholesale prices, allowing them an opportunity to be more price-competitive in their local markets. Although we have historically operated a separate B2B Website, our direct revenue has predominantly been based on purchases made directly through our consumer Website.  As a result, during the third quarter, we recently integrated the B2B Website into our consumer Website.  B2B clients now buy products primarily through our Club O frequent buyers club initiative and our Club O Gold bulk purchase initiative.

Our fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. Prior to July 1, 2003, we did not own or physically handle the merchandise we sold in these transactions, as the merchandise was shipped directly by a third party vendor, which also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for all returned items relating to these sales and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003. Similar to our direct segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club initiative and our Club O Gold bulk purchase initiative.  Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

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

During September 2004, we added an online auction service to our Website.  Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online.  We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commission for items sold as revenue. For the first month of our auction business our revenues were insignificant.  Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping site and not necessarily to our auction site. Revenue from our auctions business will be included in the fulfillment partner segment in 2004, as it is not large enough to separate out as its own segment at this early stage of the business.

Our revenue from sales on our shopping site is recorded net of returns, coupons and other discounts. Our returns policy for all products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than fifteen days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all items returned for non-defective reasons from the Electronics and Computers department.

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. Within the direct revenue channel, our gross margins on sales through our Club O frequent buyers club, our Club O Gold bulk purchases program and our BMV products tend to be lower than margins on our consumer sales, and our overall gross margins will be impacted by the blend of Club O, Club O Gold, and BMV sales as a percentage of our direct revenue.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. Our advertising expenses totaled approximately $9.2 million and $3.5 million for the three months ended September 30, 2004 and 2003, respectively, which represent 96% and 91% of sales and marketing expenses for the respective periods. For the nine months ended September 30, 2004 and 2003, our advertising expenses totaled $19.5 million and $9.0 million, which represent 96% and 90%, respectively, of our sales and marketing expenses. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising efforts.

General and administrative expenses consist of wages and benefits for executive, accounting, technology, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

Goodwill, which resulted from the acquisition of Gear.com, Inc. in November 2000, is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the nine months ended September 30, 2003 and 2004.

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

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report filed with our Form 10-K for the year ended December 31, 2003 and our unaudited financial statements included in our Forms 10-Q for the quarters ended March 31, 2004 and June 30, 2004, and our unaudited financial statements included in this Quarterly Report on Form 10-Q as well as the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this Form 10-Q.

Commentary—Increases in Gross Bookings.    Management believes that to understand our business and our financial statements, investors should understand the difference between total revenue and gross bookings.  Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission, before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003, and therefore differs from total revenue. The Company sustained year-over-year growth in gross bookings, which grew 87% from $61.0 million during the third quarter of 2003 to $114.4 million during the third quarter of 2004.  For the first nine months of the year, gross bookings grew 85% from $164.6 in 2003 to $304.4 million in 2004.  This was due to the continued growth of our new customer base (514,000 new customers were added during the third quarter of 2004) from our online and offline marketing efforts. We consider the growth in gross bookings especially noteworthy, because we ended our arrangement with Safeway in February 2004.  The Safeway program had represented 10% of gross bookings for the first three quarters of 2003, and less than 1% of gross bookings in the first nine months of 2004.  For just the consumer business (excluding all B2B business and excluding Safeway), gross bookings (through both direct and fulfillment partner channels) is up 115% year-over-year through September 30.

Commentary—Expense Control.   For the first nine months of 2004, our sales and marketing expenses have increased 98% from $10.3 million in 2003 to $20.4 million in 2004.  However, as a percentage of gross bookings, sales and marketing expenses remained relatively constant (6.2% in 2003 compared to 6.7% in 2004).  Our average customer acquisition cost for this quarter grew to $18.30 versus $15.88 in Q2 2004 and $10.24 in Q1 2004.  The increase stems primarily from increased television and radio advertising compared to the previous year, as we did not begin significant spending in this area in 2003 until the fourth quarter. This is also a result of increasing online advertising rates, particularly with the large portals and keywords.  G&A increased 60% in absolute dollars, from $12.0 million in 2003 to $19.2 million in 2004, but as a percentage of gross bookings, G&A decreased from 7% to 6%, for the respective periods.  Included in general and administrative expenses are our payroll costs, which only increased a fraction (approximately 1/5) of the growth of our gross profit dollars.  Our gross profit dollars in 2004 increased 135% over the first nine months of 2003.  We are continuing to work on specific ways to reduce our logistics expenses, namely handling, returns and customer service, and we have made some progress during the first nine months of 2004.  Our gross margins have increased almost four percentage points over the past twelve months, from 9.6% in the fourth quarter of 2003 to 13.3% in Q3 2004.  Year-to-date gross margins were approximately 12% for both 2003 and 2004.

Commentary—Infrastructure.   During the quarter ended September 30, 2004, we completed several infrastructure and capacity related projects discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.  In particular, we automated a portion of the packing process in our Salt Lake City warehouse, and opened a third-party logistics warehouse located in Indiana.  We also replaced our fulfillment partner order management system with a robust third-party system.  We made the transition to a storage area network to replace our legacy storage infrastructure, and we switched our primary computer site to a third-party co-location facility.  There were approximately $3.8 million of capital expenditures during the third quarter, the majority of which were related to the implementation of these projects.

Commentary—Marketing.   Our average customer acquisition cost (“CPA”) increased to $18.30 in the third quarter, from $15.88 in the previous quarter.  Some of the increase is due to on-line advertising rates which have increased during the year.  Our marketing team has worked to develop on-line marketing strategies that we believe to be cost-effective even at these increased rates.  In addition, we are continuing to work to develop, implement and refine our customer analytics capabilities in an effort to better market to our existing customer base.  To the extent the use of customer analytics is successful, we believe the positive benefits of generating more repeat business will offset some of the increased on-line advertising costs.

Commentary—Inventory.   Late in the third quarter we began purchasing a large quantity of inventory in preparation for the 2004 holiday season.  In October, inventory has been arriving in our warehouses and we expect our inventory balance to peak at about $50 million sometime in the middle of November.

Commentary—Logistics (Customer Service and Gross Margins).   Management continues to believe that that we can make marginal improvements in our outbound freight costs, in our warehouse handling costs, in our net costs of returns, and in our customer service costs.  However, there can be no assurance that we will be able to do so.  In addition, the Club O Gold service we added for small retailers and the auctions site we added in the third quarter may also have an effect on our future gross margins, dependent upon how significant those businesses become in relation to our consumer business.

Commentary—Strategic Projects.    Following is a brief update on some of our recent strategic projects and initiatives:

Search Engine — We are continually working to improve our new Endecca search engine since its implementation during the second quarter of 2004.  Improvement will be an ongoing process.

Propeller — We have devoted substantial efforts to building our collaborative filtering system and anticipate activating it in the near future. This will enhance our efforts to better market to our existing customer base.

TV — We have completed the development of four new television commercials.  We have aired the commercials and plan to continue to do so for the foreseeable future, while continuing to evaluate the results of the TV advertising.

Club O Gold — In August of 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered).  The terms of this program include a higher annual fee ($99.95), Club O pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team.  In addition, we have formed an alliance with Advanta Corp to assist us in promoting this program.  We have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

Ocean — In September 2004, we launched a new tab on our Website called Overstock.com Auctions where users can buy, sell, bid and browse product listings.  Management believes this auctions business can be successful as we intend to offer better pricing than some of the more established auction sites and because of the social networking imbedded within our auction process. In addition, we believe that a significant portion of our existing traffic and customer base are savvy bargain shoppers, and therefore have experienced shopping using an auction format.

Unique Business Opportunities — We were initially the exclusive online distributor for the film “FahrenHYPE 9/11, which is a rebuttal of the Michael Moore film, “Fahrenheit 9/11”.  We now sell the film to several brick-and-mortar companies including Walmart and Blockbuster and to other other online distributers.

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

Revenue recognition.     We derive our revenue from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website. Both direct revenue and fulfillment partner revenue are recorded net of returns, coupons redeemed by customers, and other discounts.

Prior to July 1, 2003, we did not own or physically handle the merchandise sold in fulfillment partner transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to those sales. However, beginning July 1, 2003, we took responsibility for all returned items relating to these sales, and we now handle the resale of any returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items.  As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis, rather than recording a commission on sales as we did prior to July 1, 2003.  Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club initiative and our Club O Gold bulk purchase initiative.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue.

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.     Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $1.3 million as of September 30, 2004 and $1.1 million as of December 31, 2003.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $681,000 as of September 30, 2004 and $650,000 as of December 31, 2003.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $34.8 million, net of reserve for obsolescence or damaged inventory of $1.8 million as of September 30, 2004. At December 31, 2003, our inventory balance was $29.9 million, net of reserve for obsolescence or damaged inventory of $1.1 million.

Accounting for income taxes.     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of September 30, 2004 and December 31, 2003, we have recorded a full valuation allowance of $28.2 million and $25.7 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.     Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2003 or 2004. Net intangible assets and goodwill amounted to $3.0 million as of September 30, 2004 and December 31, 2003.

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

As a result of this change in business practices, we now record the majority of these sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done.  Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States (“GAAP”) will increase significantly from our results as reported in SEC filings prior to the third quarter of 2003.  Additionally, direct revenue, as a percentage of total revenue will decrease significantly while fulfillment partner revenue, as a percentage of total revenue, will increase significantly.  As a result, for the nine months ended September 30, we believe that for year-over-year comparison purposes, gross bookings comparisons may be more informative than revenue comparisons, as the gross bookings were not affected by the change in business practices.  Since it has been 12 months since we implemented the change described above, year-over-year quarterly revenue comparisons, in addition to gross bookings comparisons, are now relevant.  Gross bookings represents the gross selling price of all transactions before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003.

Total revenue was $103.4 million for the three-month period ended September 30, 2004, a 79% increase from the $57.8 million recorded in the same period in 2003.  During that same period, direct revenue increased to $43.9 million from $29.3 million, representing growth of 50%. Fulfillment partner revenue also increased 109% to $59.5 million for the third quarter of 2004 compared to $28.5 million recorded in 2003.  For the nine-month period ended September 30, 2004, total revenue grew 136% to $273.3 million from $115.8 million recorded in the same period in 2003.  Also during that nine-month period, direct revenue grew 55% to $123.6 million in 2004 from $79.9 million in 2003 and fulfillment revenue grew 317% to $149.7 million from $35.9 million recorded in 2003.  We saw continued growth in both direct and fulfillment partner orders as our customer base continues to expand from increased marketing efforts, including new nationwide television commercials and radio advertising campaigns.  We continued to experience an increase to our new customers as approximately 514,000 new customers purchased from us during the quarter, compared to 414,000 new customers during the second quarter.  Furthermore, our sales mix in 2004 differed from the sales mix we had during 2003.  The direct consumer business, which has higher margins than our former B2B (including Safeway) business, has increased in 2004 as a percent of total direct revenue.

Gross bookings totaled $114.4 million and $61.0 million for the three-month periods ended September 30, 2004 and 2003, respectively, representing growth of 87%.  For the nine-month periods ended September 30, 2004 and 2003, gross bookings totaled $304.4 million and $164.6 million, respectively, representing an increase of 85%. The growth in gross bookings year-over-year is a better indicator of the true top-line growth of our business than the growth in total revenue, due to the change in business practices previously described.

In 2002, we entered into an agreement with Safeway Inc. to provide discounted merchandise to be sold within their stores. For the nine months ended September 30, 2003, Safeway accounted for approximately $17.2 million, or approximately 10%, of our gross bookings, compared to less than 1% of our gross bookings for the same period in 2004.  The term of our agreement with Safeway ended on February 26, 2004.  In comparison with the first nine months of 2003, we experienced significant growth (115%) in our direct and fulfillment partner consumer operations during the first nine months of 2004, given that we no longer have the revenues from our Safeway program.  In the future, we hope to develop relationships with other large retailers.  However, there can be no assurance that we will be able to do so on terms we consider attractive.

Cost of goods sold

As a result of the fulfillment partner returns policy change that we implemented July 1, 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis.  Therefore, revenue and cost of goods sold have increased significantly beginning in the third quarter of 2003, which results in a significant decrease in gross margin percentages from quarters prior to the third quarter of 2003.  Fulfillment partner margins now more closely resemble margins we receive from our direct revenue.  As a result, for the nine months ended September 30, we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin percentage comparisons.

Cost of goods sold for the third quarter of 2004 was $89.7 million, or 87% of total revenue, compared to the $53.5 million, or 93% of total revenue recorded in the same period of 2003.  Gross profits for the quarter ended September 30 increased from $4.3 million in 2003 to $13.8 million in 2004.  This improvement correlates to gross margins of 13.3% and 7.4% for those respective periods.  For the nine months ended September 30, 2004 and 2003, cost of goods sold totaled $241.2 million and $102.1 million, representing margins of approximately 12% for both periods.  Gross profits for the nine months ended September 30, increased 135% from $13.7 million in 2003 to $32.1 million in 2004.

Gross profits for our direct operations increased to $5.3 million for the three months ended September 30, 2004 from $2.6 million recorded in the same period in 2003 (104% growth), which represent gross margins of 12.1% and 8.9%, respectively.  For the nine-month periods ended September 30, 2004 and 2003, gross profit dollars totaled $13.4 million and $6.7 million (100% growth), representing gross margins of 11% and 8%, respectively.  The increase in gross margins for the first nine months of 2004 over the same period in 2003 is due primarily to reductions in product and logistics costs.  In particular, we have reduced warehouse handling costs as a result of better management and process changes at the warehouse, lowered customer service costs by outsourcing our customer service operations, lowered freight costs as a result of our increased shipping volumes and better shipping rates, and lowered credit card fees due to the increased number of sales transactions.  The increase is also due to a change in sales mix in the first nine months of 2004 compared to the same period in 2003.  The direct consumer business, which has higher margins than our former B2B (including Safeway) business, increased as a percent of total direct revenue.

Beginning in the third quarter of 2003, cost of goods sold on sales transactions from our fulfillment partners now includes the cost of the product, warehousing and fulfillment costs, in addition to credit card fees and customer service costs.  Therefore, overall blended gross margins are significantly lower than they were prior to the third quarter of 2003.

Gross profits from our fulfillment partner operations increased 413% to $8.4 million in the third quarter of 2004 from $1.6 million recorded in 2003.  For the nine months ended September 30, 2004, gross profits from our fulfillment partner operations increased 168% to $18.7 million from $7.0 million recorded during same period in 2003.  For our fulfillment partner operations, the increase in gross profit dollars from the previous year quarter is largely due to the increased fulfillment partner revenue over the previous year, including an increase in margins for the lower BMV business (the majority of which is sold through fulfillment partners), as well as decreased customer service and credit card costs over the previous year.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $9.4 million and $3.9 million for the three months ended September 30, 2004 and 2003, respectively, which represent approximately 8% and 6% of gross bookings (9% and 7% of total revenue).  For the nine months ended September 30, 2004 and 2003, sales and marketing expenses totaled $20.4 and $10.3 million, respectively, which represent 7% and 6% of gross bookings (7% and 9% of total revenue).  The increased marketing expense reflects sustained online advertising efforts, particularly with the large portals (MSN, Yahoo & AOL), and with our affiliate marketing program.  In addition, the national radio and television campaigns we initiated in the fourth quarter of 2003 continued through the first nine months of 2004.  During the quarter we developed four new television ads, launching one during the third quarter, with three more to air during the fourth quarter.  We expect total marketing expenses to continue to increase in the future as a result of the expenses related to online marketing agreements that we have entered into and similar online or offline radio, television, or other similar agreements that we may enter into in the future.

General and administrative.  General and administrative expenses were $7.4 million and $4.1 million for the three months ended September 30, 2004 and 2003, respectively, which represent 6% and 7% of gross bookings, respectively, or 7% of total revenue for both periods.  For the nine months ended September 30, 2004 and 2003, general and administrative expenses totaled $19.2 and $12.0 million, respectively, which represent 6% and 7% of gross bookings (7% and 10% of total revenue).  The dollar increase in general and administrative costs for each comparative period is primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount.  In addition, we incurred increased development costs related to strategic projects including our Overstock.com Auctions tab which was launched during the quarter.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock.  Since the initial public offering in June 2002, the Company has not granted any additional stock options below fair market value.  Net of forfeitures, amortization of stock-based compensation was approximately $18,000 and $171,000 for the three months ended September 30, 2004 and 2003, respectively, and $276,000 and $611,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Non-operating income (expense)

Interest income was $168,000 during the quarter ended September 30, 2004 versus $98,000 during the same quarter in 2003.  For the nine months ended September 30, 2004 and 2003, interest income totaled $393,000 and $392,000, respectively.  The increase in interest income in the current year quarter is due to the larger average cash balance resulting from the secondary offering we completed in May 2004.  Interest expense was $77,000 and $8,000 for the quarters ended September 30, 2004 and 2003, respectively, which represents interest expense on short term borrowings (in 2004) and capital leases.  For the nine months ended September 30, 2004 and 2003, interest expense totaled $139,000 and $70,000, respectively.  Other income, net resulted in the recognition of $3,000 and $79,000 in income for the quarters ended September 30, 2004 and 2003, respectively, and $5,000 and $114,000 for the nine months ended September 30, 2004 and 2003, respectively.

Income taxes

We incurred net operating losses during the quarters ended September 30, 2004 and 2003, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of September 30, 2004, we had $78.1 million of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Effect of Recent Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provides for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003.   In March 2004, the EITF reached a consensus on recognition and measurement guidance discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of this pronouncement did not have a material impact on our business, financial position, cash flows or result of operations

Seasonality

Financial results for Internet retailers are generally seasonal.  Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season.  The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties.  Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.  The following table reflects our revenues for each of the quarters available since 2001 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

2004	$82,078	$87,792	$103,444		NA

2003	29,164	28,833	57,788	*	$123,160

2002	12,067	14,380	23,808		41,529

2001	9,578	7,407	8,744		14,274

* Note that the revenue since the third quarter of 2003 reflect the change in our returns policy, as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes.  During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses.  We completed follow-on offerings in February 2003 and May 2004 pursuant to which we received approximately $24.0 million and $37.9 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses.  Our cash and cash equivalents balance was $27.2 million at September 30, 2004.  We also had marketable securities of $35.4 million at September 30, 2004.

Our operating activities resulted in net cash outflows of $12.4 million and $32.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The primary use of cash and cash equivalents during the nine months ended September 30, 2004 was to fund our normal operations, including $7.5 million of net losses offset by non-cash charges of $3.6 million, and changes in inventory ($4.9 million), accounts payable ($7.9 million), prepaid expenses and other assets ($10.5 million), and other long-term assets ($1.3 million).  Operating cash outflows were offset by a decrease in our receivables of $7.7 million and an increase in our accrued liabilities of $8.4 million.

Cash used in investing activities for the nine months ended September 30, 2004 included $27.9 million of investments in marketable securities offset by $3.9 million in sales of marketable securities.  Capital expenditures for property and equipment amounted to $5.4 million and restricted cash increased $1.9 million.

Net cash provided by financing activities during the nine months ended September 30, 2004 was $41.9 million, which includes proceeds of $37.9 from our second follow-on offering that closed in May 2004 and $3.6 million received from the exercise of stock options and warrants.  During the second quarter of 2004, we also drew down $1.0 million on our senior secured credit facility.

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Short-term borrowing arrangements	$1,000	$1,000	$—	$—	$—
Capital lease obligations	1,489	600	889		—
Operating leases	12,838	1,910	4,811	6,117	—
Purchase obligations	40,614	40,614	—	—	—
Total contractual cash obligations	$55,941	$44,124	$5,700	$6,117	$—

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$7,413	$7,413	$—	$—	$—
Redeemable common stock	3,119	—	3,119	—	—
Total commercial commitments	$10,532	$7,413	$3,119	$—	$—

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2004.  Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

The estimated amount of redeemable common stock is based solely on the statute of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results.  We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments.

We have a $10.0 million revolving letter of credit facility, which expires June 30, 2005, which we use to obtain letters of credit supporting our inventory purchases.  At September 30, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $7.4 million outstanding under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.  In evaluating our contractual obligations and commitments, investors should understand that the amount shown above under letters of credit is duplicative of a portion of the amount shown above under purchase obligations, because we have no actual liability in connection with the letter of credit facility (other than for commitment fees and similar items) except to the extent that we fail to pay a similar amount included above in purchase obligations.

In May 2004, we entered into a senior secured credit facility for a revolving line of credit of up to the lesser of (i) $20.0 million, (ii) 60% of eligible inventory, or (iii) 80% times the net liquidation percentage minus the sum of (i) the Bank Product Reserve, and (ii) the aggregate amount of reserves, if any, all as defined in the agreement. The borrowings under this credit facility are collateralized by the assets of the Company and bear interest at a minimum of 3.5%, as defined in the agreement, or at the option of the Company, based on the LIBOR rate (4.34% at September 30, 2004), which may vary from time to time. At September 30, 2004, the applicable interest rate on the borrowings was prime (4.75% at September 30, 2004) plus 0.5%. The credit facility will mature on May 6, 2006, although the Company has an option to extend it for an additional year. The facility also provides us the ability to issue letters of credit at a cost of 2.75% per annum of the face amount issued. Any outstanding letters of credit reduce the amount available to borrow under the facility.  If a “triggering event” occurs (i.e., if the Company falls below $15.0 million in cash, marketable securities and availability on the line of credit), the Company must comply with certain financial covenants. No triggering event has occurred through September 30, 2004. Additionally, the senior secured credit facility prohibits us from paying dividends.  As of September 30, 2004, we had $1.0 million in short term borrowings and $0 in letters of credit outstanding under this credit facility.

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

We were originally organized in May 1997 and began posting a list of our merchandise on our Website in August 1998. In March 1999, we launched the first version of our Website through which customers could purchase products. In September 2004, we launched our auction site.  Our limited operating history makes it difficult to evaluate our business and future operating results.

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future.  We incurred net losses attributable to common shares of $7.6 million and $9.0 million for the nine months ended September 30, 2004 and 2003, respectively.  As of September 30, 2004, and December 31, 2003, our accumulated deficit was $75.4 million and $67.8 million, respectively.  We will need to generate significant revenues to achieve profitability, and we may not be able to do so.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be severely harmed.

We will continue to incur significant operating expenses and capital expenditures as we:

• enhance our distribution and order fulfillment capabilities;

• further improve our order processing systems and capabilities;

• develop enhanced technologies and features;

• expand our customer service capabilities to better serve our customers’ needs;

• expand our product offerings;

• develop and expand our auctions business;

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

• entering into new lines of products;

• our ability to attract users to our new auctions site; and

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

We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns.  Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season.  However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively.  Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing our stock price to decline.

We depend on our relationships with third-party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

During the quarter ended September 30, 2004, we had active fulfillment partner relationships with approximately 363 third parties whose products we offer for sale on our Websites.  At September 30, 2004, these products accounted for approximately 79% of the non-BMV products available on our Websites.  We do not have any long-term agreements with any of these third parties.  Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer.  If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites.  In addition, manufacturers may decide not to offer particular products for sale on the Internet.  If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

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

Our long-term strategic plan involves expansion of our operations in the liquidation market, entering into agreements to provide products and services to retail chains and other businesses, and possible expansion into additional markets.  We cannot assure you that our efforts to expand our business in this manner will succeed or that we will be successful in managing or maintaining agreements to provide products and services to retail chains and other businesses.  As discussed elsewhere herein, we have been unable to generate significant traffic for our former B2B Website.  As such we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered).  The terms of this program include a higher annual fee ($99.95), Club O pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team.  In addition, we have formed an alliance with Advanta Corp to assist us in promoting this program.  We have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.  Our failure to succeed in this market or other markets may harm our business, prospects, financial condition and results of operation.  In addition, we may choose to expand our operations by developing new Websites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties.  In addition, we may pursue the acquisition of new or complementary businesses or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments.  We cannot assure you that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance.  Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock brand.  We may expand the number of categories of products we carry on our Website.  These and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources.  The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations.  For example, to the extent that we enter new lines of businesses such as third-party logistics or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, Ltd., Ross Stores, Inc. and TJX Companies, Inc., respectively. We have recently entered the online auctions business, in which we compete with large established businesses including eBay, Inc.

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

If the facilities where substantially all of our computer and communications hardware is located fail our business, results of operations and financial condition will be harmed.

Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems.  Substantially all of our computer and communications hardware is located at a single leased co-location facility in Salt Lake City, Utah, with a backup system located at another leased facility in Salt Lake City, Utah.  Although we have designed our backup system in an effort to avoid or minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events.  We do not have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur.  Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

Issuances of securities are subject to federal and state securities laws.  From November 1999 through September 2000, we offered and sold common stock to investors in various states.  Certain of those offerings may not have complied with various requirements of applicable state securities laws.  In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs.  As a result, certain investors in our common stock may be entitled to return their shares to Overstock and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.1 million at September 30, 2004.

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

We may be materially affected by regulatory requirements

We are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we or our independent registered public accounting firm determine that we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have dedicated a significant amount of time and resources to ensuring compliance, but we cannot provide any assurance that we or our independent registered public accounting firm will be able to complete the necessary work in a timely manner.

Risks Relating to our Auctions Site Business

Our auctions site is a new business.

Our auctions site began operation in September 2004.  The online auctions business is a new business for us, and we cannot assure you that our expansion into the online auctions business will succeed.  Our entry into the online auctions business will require us to devote substantial financial, technical, managerial and other resources to the business.  It will also expose us to additional risks, including legal and regulatory risks, and will require us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we do.

Our auction business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where our company is located, have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions.  Although the vast majority of these regulations clearly contemplated only traditional auctions, and did not contemplate online auctions, the potential application of these types of regulations to online auction sites is not clear.  We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites.  In addition, certain states have laws or regulations that do expressly apply to online auction site services.  Although we do not expect these laws to have a significant effect on our auction site business, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit the listing of certain items in certain locations, or make other changes that may adversely affect our auctions business.

Current and future laws could affect our auctions business.

Like our shopping site business, our auction site business is subject to the same laws and regulations as apply to other companies conducting business on and off the Internet.  In addition, our auction site business may be affected by other laws and regulations, such as those that expressly apply to online auction site services.  Further, because of the wide range of items that users of our auctions service may choose to list on the site, a variety of additional laws and regulations may apply to transactions between users of our site, such as those requiring a license to sell or purchase certain items or mandating particular disclosures in connection with an offer or sale of an item.  To the extent that such current or future laws or regulations prevent users from selling items on our auction site, they could harm our business.

Our business may be harmed if our auction site is used for unlawful transactions.

The law regarding the potential liability of an online auction service for the activities of its users is not clear.  We prohibit the listing of numerous categories of items in an effort to reduce the possibility that users of our auction site will engage in an unlawful transaction.  However, we cannot assure that users of the site will comply with all laws and regulations applicable to them and their transactions, and we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by them.  Any costs we incur as a result of any such allegations, or as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business.  In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock brand name generally.

Fraudulent activities using our auctions site and disputes between users of our auctions site may harm our business.

We are aware that other companies operating online auction services have periodically received complaints from users alleging that they have not received the purchase price or the goods they expected to receive, and that in some cases users have been arrested and convicted for engaging in fraudulent activities using those companies’ auction sites.  We may receive similar complaints.  We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items.  We are aware that other companies periodically receive complaints from buyers about the quality of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against them.  We may receive similar complaints, requests and communications in connection with our auctions site business.

Difficulties or negative publicity associated with our auctions business could affect our main shopping site business.

Any significant operational or other difficulties we encounter with our auctions business could damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock brand name generally.  Negative publicity resulting from actual or alleged fraudulent or deceptive conduct by users of our auctions site could also damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock brand name generally.

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

At September 30, 2004, we had $62.6 million in cash and marketable securities.  At that same date we had $1.0 million in short term borrowings.  A hypothetical 10% increase or decrease in interest rates would not have a material impact on our net loss, or the fair value or cash flows of these instruments.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s President (principal executive officer) and Vice President, Finance (principal financial officer), based on the evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2004, have concluded that the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

During the three-month period ended September 30, 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Tiffany lawsuit is in discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Printmaker lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.  Our fulfillment partner (who is also a defendant in the case) is conducting the defense of the case and has agreed to indemnify us against the claim and any judgement.

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us.  In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract.  We have filed an answer to the counterclaim and we believe we have defenses to the allegations and intend to pursue them vigorously.  At this point in time, we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims.  On May 12, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date.  On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice.   The parties each reserved all claims and counterclaims.  In August 2004, NCR notified us of its intent to terminate the standstill agreement.  On September 2, 2004, we re-filed our complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR.  On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR.  On October 12, 2004, we filed an answer denying the material allegations in NCR’s counterclaims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the NCR lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG.  On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG.  On October 21, 2004, we filed an answer denying the material allegations in BTG’s counterclaims.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the BTG lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, we issued 7,942 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $7.08 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

Our secured credit facility with Wells Fargo Foothill, Inc. prohibits us from paying dividends.

ITEM 3.                             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                             OTHER INFORMATION

None.

ITEM 6.                             EXHIBITS

31                          Rule 13a-15(d)/15d-15(d) Certifications

32                          Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Vice President, Finance

Dated:  November 9, 2004