Form 10-K
period 2004-12-31
OVERSTOCK COM INC
filed 2005-03-16
CIK 1130713

Use these links to rapidly review the document
OVERSTOCK.COM, INC. ANNUAL REPORT ON FORM 10-K INDEX
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2004), was approximately $713.8 million based upon the last sales price reported for such date on The NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

        As of March 11, 2005 there were 19,885,188 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2005 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K

INDEX

        Overstock.com is a registered trademark, and Worldstock.com, Club O and Club O Gold are trademarks, of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

ii

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

  •
  our belief that the national television and radio branding campaign we began during 2003 and continued during 2004 will be effective and that the results of the campaign will justify its expense;

  •
  our belief that the efforts we have made to improve the search function capabilities of our Websites will be effective and that we will be able to further improve those capabilities;

  •
  our belief that the increases we have made in the scope of our Books, Music and Video department offerings will be attractive to customers and will result in increased sales of higher margin products;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

  •
  our belief that the actions we have taken to improve the efficiency of our warehouse and to decrease our costs of providing customer service will be effective and will not have adverse effects on our business;

  •
  our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services, including our recently introduced auctions listing services, our recent addition of limited travel services, and our recent addition of custom-made jewelry products.

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

ITEM 1. BUSINESS

        The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

        We are an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. Our merchandise offerings include bed-and-bath goods, home décor, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods and apparel and designer accessories. We also sell books, magazines, CDs, DVDs, videocassettes and video games ("BMV"). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We also offer limited travel services. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 50,000 non-BMV products and approximately 500,000 BMV products in eight departments on our main Website, www.overstock.com.

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

        We have a "direct" business, in which we buy and take possession of excess inventory for resale. We also have our "fulfillment partner" business (which we formerly called our "commission" business) in which we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Websites. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products, as well as most of the BMV products and all of our current travel offerings, on our Websites.

        In addition, in September 2004, we launched an online auction site—an online marketplace for the buying and selling of goods—as part of our Website, with multiple product categories. Our auction site is strictly a consumer-to-consumer site; we do not list or sell any goods on this site. During the fourth quarter of 2003, we added a discount travel store to our Website. In May 2004, we closed our travel store in order to make improvements to the travel product offerings. In January 2005, we re-opened the travel store on our Website with cruise offerings, and we plan to offer additional travel services later this year. Our objective is to provide a one-stop destination for discount shopping, whether it is for products or services, in businesses proven to be successful on the Internet.

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

        As previously mentioned, we have both a "direct" business and a "fulfillment partner" business. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products, as well as most of the BMV products and all of our current travel offerings, on our Websites. For both our direct and our fulfillment partner businesses we have a consumer ("B2C") and a business-to-business ("B2B") sales channel. Although we have historically operated a separate B2B Website, our direct revenue has predominantly been based on purchases made directly through our consumer Website. As a result, during the third quarter of 2004, we integrated the B2B Website into our consumer Website. B2B clients now buy products primarily through our Club O frequent buyers club and our Club O Gold bulk purchase program. During 2004, no single customer accounted for more than 1% of our total revenue.

        During September 2004, we added an online auction service to our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for auctions, we record only our listing fees for items listed and commissions for items sold as revenue. For the year ended December 31, 2004, our auction revenues were insignificant.

        During the first quarter of 2005, we reopened our discount travel store on our Website offering cruise packages. In the future, we intend to offer other travel products such as flight, hotel, and rental car reservations. For the products or services that we sell in our travel store, we do not currently have inventory risk or pricing control, and do not directly provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

        During the year ended December 31, 2004, we fulfilled approximately 40% of all orders through our leased Salt Lake City, Utah warehouse or our outsourced warehouse located in Plainfield, Indiana.

Our warehouses generally ship between 10,000 and 12,000 orders per day, and up to approximately 24,000 orders per day during peak periods, using overlapping daily shifts. The balance of our orders (approximately 60%) was for inventory owned and shipped by our third-party fulfillment partners.

        Prior to July 1, 2003, we did not physically handle the merchandise we sold for our fulfillment partners, as the merchandise was shipped directly by them. They also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for returned items relating to these sales and we now handle the possible resale of returned items. We made the decision to change this policy to have more control over the Overstock customer shopping experience, as we believe that a seamless customer experience is key to creating loyal, long-term customers. By accepting returns at our warehouse, we can verify that fulfillment partner products are being packaged and shipped to our standards. Additionally, as customer returns are now all shipped to one location, the process is more convenient for our customers. As a result, beginning July 1, 2003, we are considered to be the primary obligor for these sales transactions, and we assume the risk of loss on returned items. As a consequence, we now record revenue from sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis, rather than on a net basis as we did prior to July 1, 2003.

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

        Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

  •
  High quality and broad product selection. Most of the merchandise offered on our Websites is from well-known, brand-name manufacturers. We typically have approximately 50,000 non-BMV products and approximately 500,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) in eight major departments.

  •
  Convenient access on a secure site. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. We do not sell any personal information about our customer base to third parties.

  •
  Responsive customer service and positive shopping experience. Our team of customer service representatives (which includes employees, temporary employees and outsourced staff) assists customers by telephone and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of its e-mails within 12 hours. For our consumer business, we include a return shipment label in our customer's shipment to facilitate product returns and, subject to certain conditions; we allow customers up to 20 days from date of shipment to initiate the return of most purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

        Our objective is to become the dominant closeout Internet-based solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination. We are pursuing this objective through the following key strategies:

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

  •
  Optimize online marketing initiatives through the use of technology. Our marketing team is supported by proprietary software that enhances the level of service provided to our customers and takes advantage of the unique characteristics of online distribution. Our software provides us immediate feedback on the effectiveness of various marketing campaigns, allowing us to optimize our online marketing expenditures.

  •
  Maintain low customer acquisition costs. We believe that by utilizing targeted online campaigns, including direct e-mail campaigns (the results of which we are able to quantify) as well as our internally developed national television and radio branding campaign, we will be able to keep our per customer acquisition costs low.

    In addition, we use our books, music and videos (BMV) department as a tool to acquire customers at a low cost. We intentionally price this department with low margins in an effort to gain new customers efficiently, providing us the ability to introduce them to other products offered on our Website.

  •
  Membership programs. In March 2004, we launched our frequent buyer's club, Club O. Members of Club O pay an annual fee of $29.95 and receive a 5% discount on all non-travel and non-BMV products and $1 shipping per order, along with access to a special customer service hotline. Additionally, in August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a "Club O Gold" membership program (into which our current B2B customers were grandfathered). The terms of this program include a higher annual fee ($99.95), Club O Gold pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team. In addition, we have formed an alliance with Advanta Corp. to assist us in promoting this program. We have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

Key Relationships

        Manufacturer, Supplier and Distribution Relationships.    It is difficult to establish closeout buying relationships with manufacturers. Trust and experience gained through past interactions are important. We believe our business model reduces the risk to the manufacturer that its discounted products are sold alongside its full-priced products. Our supplier relationships provide us with recognized, brand-name products. The table below identifies some of the brand names that generate significant revenues in various departments.

AOL Time Warner	Mai	Random House
Bissell	Meyer Corporation	RCA
Blue Ridge Home Fashions	Movado	Samsonite
Cuisinart	Nicole Miller	Seiko
Fuji	Novica	Simon & Schuster
Hewlett-Packard	Linon Home Decor	Sony
Kelty	Panasonic	Swiss Army
Kenneth Cole	Philips	Vera Wang

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

        Fulfillment Partner Business.    In our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Websites. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products and all of our current travel offerings on our Websites.

Sales and Marketing

        We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing relationships, banners and e-mail campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We continued with our national television and radio branding campaign throughout 2004, and plan to develop it further in 2005. We develop our branding campaigns internally, and we believe that doing so is cost-effective.

Products

Online Products

        We offer products under 4 tabs: Shopping, Auctions, Travel and our Books, Music & Movies Tab. Currently, our products are organized into eight different product departments on our Shopping Tab:

Apparel, Shoes & Accessories	Gifts & Flowers
Books, Music & Videos	Jewelry & Watches
Electronics & Computers	Recreation & Sports
Home & Garden	Worldstock Handcrafted

        Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the following product categories are currently within the "Electronics & Computers" department:

Audio & Video	Home Office Equipment
Cameras & Optics	Computers & Printers
Telephones

        Each category has several subcategories that further detail the product contained within. For example, under the "Computers & Printers" category, we have the subcategories of "Computers," "Connectivity," "Drives & Storage," "Ink Cartridges," "Monitors," "PDA's & Handhelds," "Peripherals," "Printers & Scanners" and "Upgrades" and under the "PDA's & Handhelds" subcategory we have the further sub-subcategories of "Accessories," "Handspring," "Other Brands" and "Palm One."

        We historically operated a separate B2B Website. However, our direct revenue has predominantly been based on purchases made directly through our consumer Website. As a result, during the third quarter of 2004, we integrated the B2B Website into our consumer Website. B2B clients now buy products primarily through our Club O frequent buyers club and our Club O Gold bulk purchase program. During 2004, no single customer accounted for more than 1% of our total revenue.

        During September 2004, we added an online auction service to our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for auctions, we record only our listing fees for items listed and commissions for items sold as revenue. For the year ended December 31, 2004, our auction revenues were insignificant.

        During the first quarter of 2005, we reopened our discount travel store to our Website, currently offering cruise packages. In the future, we intend to offer other travel products such as flights, hotels, rental cars, etc. For the products or services that we sell in our travel store, we do not currently have inventory risk or pricing control, and do not directly provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

        Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, a color picture and pricing information.

        The number of total products we offer has grown from less than 100 in 1999, to more than 50,000 non-BMV products and approximately 500,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) as of December 31, 2004. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

        Our Worldstock Website, at www.worldstock.com, is our Internet marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

        General.    When customers place orders on our Websites, orders are fulfilled either by a third party fulfillment partner or directly from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana. We monitor all of these sources for accurate order fulfillment and timely shipment. We currently charge $2.95 for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

        Payment Terms.    As a general policy, we require verification of receipt of payment or credit card authorization (including verifications from Paypal and BillMeLater) before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms.

        Fulfillment for Direct Business.    During 2004, we fulfilled approximately 40% of all orders through our leased Salt Lake City, Utah warehouse or our outsourced warehouse in Plainfield, Indiana. During 2004, the Salt Lake City warehouse team generally shipped between 10,000 and 12,000 orders per day, and up to approximately 24,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouse. Our warehouses store approximately 10,000 non-BMV products offered on our Websites. We operate the Salt Lake City warehouse with an automated warehouse management system that tracks the receipt of the inventory items, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Websites relay orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Websites shipment of each order. Customers track the shipping status of their packages through links we provide on our Websites. During 2004, we advertised a standard of shipping most of our orders within two business days of order placement, subject to certain exceptions.

        Fulfillment Partner Business.    During 2004 approximately 60% of our orders were for inventory owned and shipped by third party fulfillment partners. We currently manage approximately 380 entities that collect their orders through our Websites. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, beginning July 1, 2003, we began handling returns for these sales. These third parties relay shipment confirmations to our Websites, where customers can review shipping and tracking information. From a customer's point of view, shipping from our warehouses or from the warehouse of one of these third parties is indistinguishable.

Customer Service

        We are committed to superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone and e-mail inquiries on products, ordering, shipping status, and returns. Our customer service staff processes approximately 20,000 to 25,000 calls per week. The same staff processes approximately 20,000 to 40,000 e-mail messages each week, with less than a 24-hour turnaround time. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives. The demands on our customer service staff increase significantly during peak periods, including the several weeks before and after Christmas.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and MCI, Inc. to obtain connectivity to the Internet over two OC3s, and multiple Gig-E and OC48 links. We currently store our data on several Oracle 9i and 10g database clusters using Dell and IBM computer hardware connected to multiple large scale EMCs for high speed disk. Currently, we use Dell PowerEdge servers for our Websites, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic.

        During 2004 we moved our primary computer infrastructure to a co-location facility in Salt Lake City. We now use the computer facilities located in the data center located at our corporate offices primarily for backups, redundancy, development, and testing.

Competition

        The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new Websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

  •
  price;

  •
  product quality and selection;

  •
  shopping convenience;

  •
  order processing and fulfillment;

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

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by our company. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January 2005, Tiffany (NJ) Inc. and Tiffany and Company filed four additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. Although we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages. See "Legal Proceedings" for additional information regarding our lawsuits with Tiffany and other third parties.

        These and other types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require us to change our business practices in expensive ways. In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

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

        In January 2005, we received an inquiry from the Federal Trade Commission ("FTC") regarding our shipping policies and systems and other matters. We are cooperating fully with the FTC's inquiry. We are currently unable to determine the potential outcome of this inquiry.

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

Employees

        As of December 31, 2004, we had 426 full-time employees, including 48 in customer service and fraud prevention, 131 in order fulfillment, 49 in information technology and Website production, 36 in marketing, 113 in merchandising and auctions, 29 in accounting and finance, and 20 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

Risk Factors

        Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $12.1 million and $5.2 million for the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003, and 2004, our accumulated deficit was $67.8 million and $73.0 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

        We will continue to incur significant operating expenses and capital expenditures as we:

  •
  enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  expand our customer service capabilities to better serve our customers' needs;

  •
  expand our product offerings, including our auctions site, our travel site and our custom design jewelry site;

  •
  rent additional warehouse and office space;

  •
  increase our general and administrative functions to support our operations; and

  •
  maintain or increase our sales, branding and marketing activities, including maintaining existing or entering into new online marketing arrangements, and continuing or increasing our national television and radio branding campaigns.

        Because we will incur many of these expenses before we receive any revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate, which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our stock may decline.

        Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult. We may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors. If this occurs, the price of our securities may decline.

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

        During 2004, we had fulfillment partner relationships with approximately 380 third parties whose products we offer for sale on our Websites. At December 31, 2004, these products accounted for approximately 80% of the non-BMV products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties' products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We are partially dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

        In our fulfillment partner business, although we now handle returned merchandise, we continue to rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties' products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

We rely on our relationships with manufacturers, retailers and other suppliers to obtain sufficient quantities of quality merchandise on acceptable terms. If we fail to maintain our supplier relationships on acceptable terms, our sales and profitability could suffer.

        To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices and may be terminated by either party at any time. Our current suppliers may not continue to sell their excess inventory to us on current terms or at all, and we may not be able to establish new supply relationships. For example, it is difficult for us to maintain high levels of product quality and selection because none of the manufacturers, suppliers and liquidation wholesalers from whom we purchase products on a purchase order by purchase order basis have a continuing obligation to provide us with merchandise at historical levels or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their respective excess inventory to other traditional or online merchandise liquidators, which could in turn limit the selection of products available on our Websites. If we are unable to develop and maintain relationships with suppliers that will allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, prospects, results of operation and financial condition.

We depend upon third-party delivery services to deliver our products to our customers on a timely and consistent basis. A deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

        We rely upon multiple third parties for the shipment of our products. Because we do not have a written long-term agreement with any of these third parties, we cannot be sure that these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers' satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. Changing carriers would likely have a negative effect on our business, prospects, operating results and financial condition. Potential adverse consequences include:

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

        We allow our customers to return products and, beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners. We modify our policies relating to returns from time to time, and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed.

If the products that we offer on our Websites do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because the products that we sell typically consist of manufacturers' and retailers' excess inventory, we have limited control over the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

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

        We have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers have no prior senior management experience at public companies. Our new employees include a number of key managerial, technical and operations personnel, and we expect to add additional key personnel in the future. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be harmed.

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

        Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. Because we were unable to generate significant traffic for our former B2B site, in the third quarter of 2004, we merged the B2B site into our main website, and opened our "Club O Gold" bulk purchase program. Our failure to succeed in this market or other markets or other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Websites, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

  •
  the need to comply with additional laws and regulations to the extent applicable;

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

        Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites. We rely on these relationships as significant sources of traffic to our Websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

Our Website competes with liquidation "brokers" and retailers and online marketplaces such as eBay, Inc.

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

        Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, Ltd., Ross Stores, Inc. and TJX Companies, Inc., respectively. We have recently entered the online auctions business in which we compete with large established businesses including eBay, Inc.

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

        Any system interruptions that result in the unavailability of our Websites or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, prospects, operating results and financial condition.

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

If the facilities where substantially all of our computer and communications hardware is located fail, our business, results of operations and financial condition will be harmed.

        Our success, and, in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located at our corporate headquarters in Salt Lake City. Although we have designed our back-up system in an effort to avoid or minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

        We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks or trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our business.

We may not be able to enforce protection of our intellectual property rights under the laws of other countries.

        As we continue to expand internationally, we are subject to risks of doing business internationally as related to our intellectual property, including:

  •
  legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law; and

  •
  differing intellectual property laws, which may provide insufficient protection for our intellectual property.

Our business and reputation may be harmed by the listing or sale of pirated, counterfeit or illegal items by third parties, and by intellectual property litigation.

        We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties' past, current or future intellectual property rights. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. In addition, in January 2005, Tiffany filed additional complaints against us asserting similar claims. See "Legal Proceedings" for additional information regarding our lawsuits with Tiffany and other third parties.

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

        Negative publicity generated as a result of the foregoing could damage our reputation, harm our business and diminish the value of our brand name.

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

We have significant indebtedness.

        In connection with our sale of our 3.75% Convertible Senior Notes (the "notes") in November 2004, we incurred $120,000,000 of indebtedness. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

        Our ability to generate cash flow from operations to make interest payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and acquisitions. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, prospects, financial condition and results of operations.

Issuances of our securities are subject to federal and state securities laws, and certain holders of common stock issued by us may be entitled to rescind their purchases.

        Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.2 million at December 31, 2004.

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

        Many states and other jurisdictions, including Utah, where our company is located, have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions. Although the vast majority of these regulations clearly contemplated only traditional auctions, and did not contemplate online auctions, the potential application of these types of regulations to online auction sites is not clear. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, certain states have laws or regulations that do expressly apply to online auction site services. Although we do not expect these laws to have a significant effect on our auction site business, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit the listing of certain items in certain locations, or make other changes that may adversely affect our auctions business.

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

        The law regarding the potential liability of an online auction service for the activities of its users is not clear. We prohibit the listing of numerous categories of items in an effort to reduce the possibility that users of our auction site will engage in an unlawful transaction. However, we cannot assure that users of the site will comply with all laws and regulations applicable to them and their transactions, and we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by them. Any costs we incur as a result of any such allegations, or as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our auctions site and disputes between users of our auctions site may harm our business.

        We are aware that other companies operating online auction services have periodically received complaints from users alleging that they have not received the purchase price or the goods they expected to receive, and that in some cases users have been arrested and convicted for engaging in fraudulent activities using those companies' auction sites. We may receive similar complaints. We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items. We are aware that other companies periodically receive complaints from buyers about the quality of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against them. We may receive similar complaints, requests and communications in connection with our auctions site business.

We are subject to risks associated with information transmitted through our service.

        The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. We are aware that private lawsuits seeking to impose liability under a number of these theories have been brought against other companies operating auction sites. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our service permits users to make comments regarding other users. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for comments made by users. Recent court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our site.

Difficulties or negative publicity associated with our auctions business could affect our main shopping site business.

        Any significant operational or other difficulties we encounter with our auctions business could damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally. Negative publicity resulting from actual or alleged fraudulent or deceptive conduct by users of our auctions site could also damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

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

The security risks or perception of risks of e-commerce may discourage customers from purchasing goods from us.

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

        We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah or Indiana. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet, such as the Digital Millennium Copyright Act and the CAN-SPAM Act of 2003, are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

Risks Relating to the Securities Markets and Ownership of Our Securities

The price of our securities may be volatile and you may lose all or a part of your investment.

        Our common stock has been publicly traded only since May 30, 2002. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the market price of our securities may decline. Among the factors that could affect the market price of our securities are as follows:

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

  •
  changes in our management team;

  •
  economic factors unrelated to our performance; and

  •
  our issuance of additional shares of stock or other securities.

        In addition, the securities markets have experienced significant price and trading volume fluctuations. These broad market fluctuations may adversely affect the trading price of our securities. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial cost and a diversion of management's attention and resources.

Our quarterly operating results are volatile and may adversely affect the market price of our securities.

        Our future revenues and operating results are likely to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

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

Our operating results may fluctuate depending on the season, and such fluctuations may affect the market price of our securities.

        We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline.

We do not intend to pay dividends on our non-redeemable common stock, and you may lose the entire amount of your investment in our common stock.

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

Available Information

        Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

        We lease approximately 43,000 square feet of office space for our corporate headquarters and customer service operations in Salt Lake City, Utah, and we lease an approximately 354,000 square foot warehouse and distribution facility also in Salt Lake City, Utah. We also lease space in a co-location facility which houses our primary computer infrastructure, and we utilize a third party logistics center located in Plainfield, Indiana. In December 2004 we entered into an agreement to lease approximately 143,000 square feet of office space for our corporate headquarters and customer service operations in Salt Lake City and intend to move from our current headquarters into the new facility in the summer of 2005. We believe that these facilities will be sufficient for our needs for the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, prospects, results of operations, financial condition and cash flows. However, we do not currently believe that any of our outstanding litigation will have a material impact on our financial statements.

        In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January 2005, Tiffany (NJ) Inc. and Tiffany and Company filed four additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. These complaints also seek statutory and other damages in an unspecified amount and injunctive relief. Although we have filed answers to these complaints and we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages alleged in these suits.

        In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Printmaker lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages. Our fulfillment partner (who is also a defendant in the case) is conducting the defense of the case and has agreed to indemnify us against the claim and any judgment.

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

        In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR. On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On April 8, 2003, we filed an answer denying the material allegations in NCR's counterclaims. On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party's ability to renew its claims at a later date. On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice. The parties each reserved all claims and counterclaims. In August 2004, NCR notified us of its intent to terminate the standstill agreement. On September 2, 2004, we re-filed our complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR. On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On October 12, 2004, we filed an answer denying the material allegations in NCR's counterclaims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the NCR lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

        In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG's claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the BTG lawsuit is not yet even in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2002
Second Quarter (from May 30, 2002)	$14.60	$12.25
Third Quarter	14.55	5.40
Fourth Quarter	15.43	4.41
Year Ended December 31, 2003
First Quarter	18.11	9.74
Second Quarter	14.69	8.00
Third Quarter	17.24	10.47
Fourth Quarter	20.92	12.84
Year Ended December 31, 2004
First Quarter	34.84	16.32
Second Quarter	40.23	30.65
Third Quarter	38.27	27.88
Fourth Quarter	76.05	38.43

        As of December 31, 2004, there were approximately 118 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

        Certain offerings of our common stock may not have complied with various requirements of applicable state and securities laws. As such, certain investors in our common stock may be entitled to return their shares to us and receive back from us the full price they paid, plus interest. Although no investors have attempted to exercise a right of rescission, and although we have never declared or paid any cash dividends on shares of common stock that may be subject to rescission, we have recorded "interest," which may be payable on these securities if the rescission rights are exercised, as a deemed dividend in our financial statements. If an investor does attempt to exercise a right of rescission, the interest attributable to their securities would likely become payable in cash.

        During 2004, except as previously reported in a Quarterly Report on Form 10-Q or current Report on Form 8-K, the Company did not sell any equity securities that were not registered under the Securities Act, except that during the fourth quarter of 2004, 29,739 shares were issued upon the exercise of warrants in transactions exempt from the registration requirements of the Securities Act by reason of Section 4(2) of the Act.

        During the fourth quarter of 2004, there were no purchases of shares of the Company's common stock made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act. In January 2005, the Company announced that its board of directors had authorized a three-year stock repurchase program for up to $50 million for the purpose of mitigating dilution from outstanding options, warrants and other convertible securities. In February and March 2005, we paid $47.5 million for several purchased call options pursuant to which we may purchase up to 1,250,000 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004, are derived from our consolidated financial statements and are included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001, are derived from consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$24,656	$36,038	$79,405	$138,134	$213,210
Fulfillment partner revenue	867	3,965	12,379	100,811	281,425

Total revenue	25,523	40,003	91,784	238,945	494,635

Cost of goods sold
Direct	27,431	33,497	70,686	124,302	185,390
Fulfillment partner	381	1,143	2,755	89,190	243,468

Total cost of goods sold	27,812	34,640	73,441	213,492	428,858

Gross profit (loss)	(2,289)	5,363	18,343	25,453	65,777

Operating expenses:
Sales and marketing expenses	11,376	5,784	8,669	20,173	40,533
General and administrative expenses	7,556	9,441	10,825	16,911	30,235
Amortization of goodwill	226	3,056	—	—	—
Amortization of stock-based compensation	—	649	2,903	756	360

Total operating expenses	19,158	18,930	22,397	37,840	71,128

Operating loss	(21,447)	(13,567)	(4,054)	(12,387)	(5,351)
Interest income	241	461	403	461	1,173
Interest expense	(73)	(729)	(465)	(76)	(775)
Other income (expense), net	(33)	29	(444)	115	(49)

Net loss	(21,312)	(13,806)	(4,560)	(11,887)	(5,002)
Deemed dividend related to redeemable common stock	(210)	(404)	(406)	(262)	(188)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(6,607)	—	—

Net loss attributable to common shares	$(21,522)	$(14,210)	$(11,573)	$(12,149)	$(5,190)

Net loss per common share—basic and diluted	$(3.63)	$(1.29)	$(0.88)	$(0.75)	$(0.29)
Weighted average common shares outstanding—basic and diluted	5,922	10,998	13,108	16,198	17,846

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,348	$3,729	$11,059	$28,846	$198,678
Marketable securities	—	—	21,603	11,500	88,802
Working capital	6,440	3,071	35,679	45,284	266,668
Total assets	30,401	21,714	63,956	97,732	376,264
Total indebtedness	3,591	4,677	182	161	117,589
Redeemable common stock	4,930	5,284	4,363	2,978	3,166
Stockholders' equity	12,349	5,980	39,271	54,914	168,532

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

Overview

        We are an online "closeout" retailer offering discount brand name merchandise, including bed-and-bath goods, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods, apparel and designer accessories and travel. Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999.

        Our revenue is comprised of direct revenue and fulfillment partner revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana, and sales from our warehouse store which we closed in January 2004. Customers place orders through our main website, www.overstock.com. Although we historically operated a separate business-to-business ("B2B") Website, our direct revenue has predominantly been based on purchases made directly through our main consumer Website. As a result, during the third quarter of 2004, we integrated the B2B Website into our consumer Website, and B2B clients now buy products primarily through our Club O frequent buyers club and our Club O Gold bulk purchase program.

        During 2003, Safeway, Inc. accounted for approximately 9% of our total revenue. However, our relationship with Safeway terminated in February 2004. During 2004, no single customer accounted for more than 1% of our total revenue.

        Our fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. Prior to July 1, 2003, we did not own or physically handle the merchandise we sold in these transactions, as the merchandise was shipped directly by a third party vendor, which also handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for returned items relating to these sales and we now handle the resale of returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on returned items. As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis, rather than on a net basis as we did prior to July 1, 2003. Similar to our direct segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club initiative and our Club O Gold bulk purchase initiative. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners.

        During September 2004, we added an online auction service to our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for auctions, we record only our listing fees for items listed and commissions for items sold as revenue. Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters pertains to our shopping site and not necessarily to our auction site. Revenue from our auctions business is included in the fulfillment partner segment in 2004, as it is not material.

        During the first quarter of 2005, we reopened our discount travel store to our Website, currently offering cruise packages. In the future, we intend to offer other travel products such as flight, hotel, and rental car reservations. For the products or services that we sell in our travel store, we do not currently have inventory risk or pricing control, and do not directly provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.

        Our revenue is recorded net of returns, coupons and other discounts. Subject to some limitations, our returns policy for products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than 20 days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on items returned for non-defective reasons from the Electronics and Computers department.

        Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight and fulfillment costs. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. Fulfillment costs represented 10%, 8% and 7% of total revenue for the years ended December 31, 2002, 2003 and 2004, respectively, as noted in the following table (in thousands):

	Year ended December 31,
	2002		2003		2004
Total revenue	$91,784	100%	$238,945	100%	$494,635	100%
Cost of goods sold
Product costs and other cost of goods sold	64,068	70%	193,190	81%	394,580	80%
Fulfillment costs	9,373	10%	20,302	8%	34,278	7%

Total cost of goods sold	73,441	80%	213,492	89%	428,858	87%

Gross profit	$18,343	20%	$25,453	11%	$65,777	13%

        This table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our fulfillment costs and gross margins with others in our industry. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margins. As a result, our gross margins may not be directly comparable to others in our industry.

        Our gross margins on sales through our Club O frequent buyers club, our Club O Gold bulk purchases program and our BMV products tend to be lower than margins on our other sales, and our overall gross margins will be impacted by the blend of Club O, Club O Gold, and BMV sales as a percentage of our total revenue.

        Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. For the years ended December 31, 2002, 2003 and 2004, our advertising expenses totaled approximately $7.0 million, $18.6 million and $39.2 million, which represents 81%, 92% and 97%, respectively, of our sales and marketing expenses. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising in our efforts to continue to grow the business.

        General and administrative expenses consist of wages and benefits for executive, accounting, technology, merchandising and administrative personnel, rents and utilities, legal and accounting fees, travel and entertainment, depreciation and amortization and other general corporate expenses.

        We adopted SFAS No. 142 for the fiscal year beginning January 1, 2002. Under this pronouncement, any remaining goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the years ended December 31, 2002, 2003 and 2004.

        We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. As of December 31, 2003 and 2004, we had net operating loss carryforwards of approximately $48.0 million and $53.3 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

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

        Commentary—Increases in Gross Bookings.    Management believes that to understand our business and our financial statements, investors should understand the difference between total revenue and gross bookings. Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission, before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003, and therefore differs from total revenue. We sustained year-over-year growth in gross bookings for 2004's four quarters of 79%, 88%, 87%, and 82%, respectively, compared to 2003's respective quarters. For the year, gross bookings grew 84% from $294.8 million to $541.4 million in 2004. Our B2C business, which excludes Safeway and our B2B business, grew 106% in 2004. This growth was due to the continued expansion of our customer base (2.5 of our 5.5 million customers were added during 2004) from our online and offline marketing efforts. We consider the growth in gross bookings especially noteworthy, because we ended our arrangement with Safeway in February 2004. The Safeway program had represented 10% of gross bookings during 2003, and less than 1% of gross bookings in 2004.

        Commentary—Improved gross margins.    Quarterly gross margins during the periods Q4 2003 through Q4 2004 were: 9.6%, 10.3%, 11.3%, 13.3% and 15.2%, respectively. In comparing 2003 and 2004, revenue increased 107% (from $238.9 million to $494.6 million) while gross profit dollars increased 158% (from $25.5 million to $65.8 million). Management considers improvements in gross margins and the resulting increase in gross profit dollars to be an important aspect of our financial results.

        The improvements in gross margins are a result of improvements made or efficiencies gained in several areas. In particular, we believe that our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our handling cost per package has decreased during the year due to better process management and lower packaging costs from increased sales volumes. As a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs. We have also made improvements to the cost of processing returns, customer service costs and credit card fees.

        Commentary—Marketing efforts.    For 2004, our sales and marketing expenses increased 101% from $20.2 million in 2003 to $40.5 million in 2004. Our average customer acquisition cost ("CPA") for 2004 increased to $16.43, an increase of 36% over the $12.09 we achieved in 2003. This increase in CPA is partially a result of increased pricing of on-line marketing in general, as well an increase in overall marketing expenditures in an effort to strengthen our brand. In addition, in the fourth quarter of 2004, we spent approximately $1.6 million marketing our new auctions business, which increased our overall marketing expenditures and reduced our return on our marketing investment.

        Commentary—Expense Control.    G&A increased 79% in absolute dollars, from $16.9 million in 2003 to $30.2 million in 2004, but as a percentage of gross bookings, G&A remained constant at 6%. Increases to G&A are a result of higher payroll costs from additional corporate staffing, as well as increased technology, legal, accounting and other corporate costs.

        Commentary—Inventory.    During the third and fourth quarters we increased our inventory in preparation for the 2004 holiday season. We believe that we ended 2004 with appropriate inventory levels for the first quarter of 2005.

        Commentary—Strategic Projects.    Following is a brief update on some of our recent strategic projects and initiatives:

1)
Auctions—We launched our auctions business in September 2004.

2)
Travel—In January 2005 we added cruise offerings to our website. We intend to add additional travel services in the future.

3)
Design Your Own Jewelry™—In January 2005, we launched a new category within our jewelry store—Design Your Own Jewelry. This category allows customers purchasing diamond rings to select both a specific diamond and ring setting. In August 2004, we entered into an agreement with an entity which allows us to lend up to $10.0 million to the entity for the purpose of buying inventory, primarily to supply this new category. In November 2004, we loaned the entity $8.4 million for this purpose (See Note 20 to the consolidated financial statements for additional information regarding this transaction).

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

        Revenue recognition.    We derive our revenue from three sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) commission revenue from our auctions and travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenue from our auction and travel services were not material in 2004 and therefore are included in fulfillment partner revenue.

        Prior to July 1, 2003, we did not own or physically handle the merchandise sold in fulfillment partner transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to those sales. However, beginning July 1, 2003, we took responsibility for returned items relating to these sales, and we now handle the resale of returned items. As a result, beginning July 1, 2003, we are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on returned items. As a consequence, we now record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis, rather than recording them on a net basis as we did prior to July 1, 2003. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club and our Club O Gold bulk purchase program.

        For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 "Revenue Recognition", which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue. In addition, amounts received in advance for Club O and Club O Gold membership fees are recorded as deferred revenue and recognized over the membership period.

        Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.    Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $1.1 million as of December 31, 2003 and $2.8 million as of December 31, 2004.

        From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $650,000 as of December 31, 2003 and $750,000 as of December 31, 2004.

        We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $29.9 million, net of reserve for obsolescence or damaged inventory of $1.1 million as of December 31, 2003. At December 31, 2004, our inventory balance was $45.3 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003 and 2004, we have recorded a full valuation allowance of $25.7 million and $28.5 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        Valuation of long-lived and intangible assets and goodwill.    Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during 2003 or 2004. Goodwill amounted to $2.8 million as of December 31, 2003 and 2004.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2002, 2003 and 2004.

	Year ended December 31,
	2002	2003	2004
	(as a percentage of total revenue)
Revenue
Direct revenue	86.5%	57.8%	43.1%
Fulfillment partner revenue	13.5	42.2	56.9

Total revenue	100.0	100.0	100.0

Cost of goods sold
Direct	77.0	52.0	37.5
Fulfillment partner	3.0	37.3	49.2

Total cost of goods sold	80.0	89.3	86.7

Gross profit	20.0	10.7	13.3

Operating expenses:
Sales and marketing expenses	9.4	8.4	8.2
General and administrative expenses	11.8	7.1	6.1
Amortization of stock-based compensation	3.2	0.3	0.1

Total operating expenses	24.4	15.8	14.4

Operating loss	(4.4)	(5.1)	(1.1)
Interest income	0.4	0.2	0.2
Interest expense	(0.5)	(0.0)	(0.1)
Other income (expense), net	(0.5)	0.0	0.0

Net loss	(5.0)%	(4.9)%	(1.0)%

Comparison of Years Ended December 31, 2003 and 2004

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

        As a result of this change in business practices, we now record the majority of these sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done. Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States ("GAAP") will increase significantly from our results as reported in SEC filings prior to the third quarter of 2003. Additionally, direct revenue, as a percentage of total revenue will decrease significantly while fulfillment partner revenue, as a percentage of total revenue, will increase significantly. As a result, for each of the years presented, we believe that for year-over-year comparison purposes, gross bookings comparisons may be more informative than revenue comparisons, as the gross bookings were not affected by the change in business practices. Gross bookings represents the gross selling price of all transactions before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003. Since it has been over 12 months since we implemented the change described above, year-over-year revenue, in addition to gross bookings, will again be comparable in 2005.

        Total revenue grew from $238.9 million in 2003, to $494.6 million in 2004, representing growth of 107%. During this same period, direct revenue increased from $138.1 million to $213.2 million (54% growth) and fulfillment partner revenue grew from $100.8 million to $281.4 million (179% growth). The significant increase in total revenue was due primarily to the change in our business practices described above, coupled with an increase in the number of orders (including both direct and fulfillment partner orders), which grew from 3.1 million in 2003 to 5.8 million in 2004.

        Our total revenue continues to expand from increased marketing efforts, including new nationwide television commercials and radio advertising campaigns. The increase in total revenue is a reflection of our ability to acquire new customers, as evidenced by our addition of 2.5 million new customers in 2004.

        Gross bookings totaled $294.8 million and $541.4 million for the years ended December 31, 2003 and 2004, respectively, representing an increase of 84%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

  Cost of Goods Sold and Gross Margins

        As a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis as we have historically done. Therefore, cost of goods sold increased significantly beginning in the third quarter of 2003, which resulted in a decrease in gross margins from previous quarters. These margins will now more closely resemble margins we receive from our direct revenue. As a result, we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin percentage comparisons. Since it has been over 12 months since we implemented the change described above, year-over-year results will again be comparable in 2005.

        Cost of goods sold increased in absolute dollars, from $213.5 million in 2003 to $428.9 million in 2004. In comparing 2003 and 2004, total revenue increased 107% (from $238.9 million to $494.6 million) while gross profit dollars increased 158% (from $25.5 million to $65.8 million). However, as a percent of total revenue, cost of goods sold decreased from 89% to 87% for those respective periods resulting in gross margins of 11% and 13% for the years ended December 31, 2003 and 2004, respectively. Quarterly gross margins during the periods from the fourth quarter of 2003 through the fourth quarter of 2004 were: 9.6%, 10.3%, 11.3%, 13.3% and 15.2%, respectively. The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas. In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our handling cost/package has decreased during the year due to better process management and lower packaging costs from increased sales volumes. Fulfillment costs in 2003 and 2004 were $20.3 million and $34.3 million, respectively, representing 8% and 7% of total revenue, respectively. As a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.

        Gross profits for our direct operations increased from $13.8 million for the year ended December 31, 2003 to $27.8 million recorded during the same period in 2004. For our direct operations, gross profit dollars increased 101% on a year-over-year basis while sales increased 54%. Gross profits for our direct operations, as a percentage of direct revenue increased from 10% in 2003 to 13% in 2004. This was primarily due to the efficiencies received including more favorable pricing and effective buying as well as decreases in outbound and inbound shipping costs.

        Cost of goods sold on sales transactions from our fulfillment partners now includes the cost of the product, warehousing and fulfillment costs, including credit card fees and customer service costs. Therefore, beginning in the third quarter of 2003, overall blended gross margins are significantly lower than they had historically been.

        Our fulfillment partner operations generated gross profits of $11.6 million (12% margins) and $38.0 million (13% margins) for the years ended December 31, 2003 and 2004, respectively. The increase in the gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins for our fulfillment partner operations is largely due to improvements in buying, customer service costs and credit card fees, as well as a decrease in BMV sales from 38% of fulfillment partner revenue in 2003 to 22% in 2004. Gross margins for BMV products have historically been much lower than those of other product categories.

  Operating Expenses

        Sales and marketing.    Sales and marketing expenses totaled $20.2 million and $40.5 million for the years ended December 31, 2003 and 2004, respectively, representing 8% of total revenue for each year. During 2004, online marketing rates generally increased. This increase coupled with our decision to increase our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google) resulted in the increase in our sales and marketing expenses. In addition, we continued our television and radio campaigns throughout 2004.

        General and administrative.    General and administrative expenses increased from $16.9 million in 2003 to $30.2 million in 2004, representing 7% and 6% of total revenue, respectively. As a percentage of gross bookings, general and administrative expenses were 6% for each of those respective years. The increase in absolute dollars was primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount. The increase in general and administrative expenses also included the costs associated with the strategic projects of 2004, namely, completion our auctions tab, reconstruction of our travel department and the development of our search engine. The 2004 increase also reflects significant increases in technology, legal and accounting costs over 2003.

        Amortization of stock-based compensation.    Prior to the Company's initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $756,000 and $360,000 for the years ended December 31, 2003 and 2004, respectively.

        Interest income, interest expense and other income (expense).    The increase in interest income from $461,000 in 2003 to $1.2 million in 2004 is due to the increase in our cash and marketable securities from our equity and debt offerings during 2004. Interest expense increased from $76,000 in 2003 to $775,000 in 2004, primarily as a result of the interest expense from our convertible senior notes issued in November 2004. Other income (expense) was relatively consistent, changing from income of $115,000 in 2003 to expense of $49,000 in 2004.

        Income taxes.    At December 31, 2003 and 2004, we had net operating loss carryforwards of approximately $48.0 million and $53.3 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019.

Comparison of Years Ended December 31, 2002 and 2003

  Revenue

        As previously described, beginning July 1, 2003, customer returns from sales shipped by our fulfillment partners are returned directly to us and processed through our Salt Lake City warehouse, rather than returned to our fulfillment partners. As a result of this change in business practices, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis. Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States ("GAAP") will increase significantly from our results as reported in previous SEC filings. Additionally, as illustrated in the table above that sets forth our results of operations expressed as a percentage of total revenue, direct revenue as a percentage of total revenue decreased significantly while fulfillment partner revenue as a percentage of total revenue increased. As a result, we believe that for year-over-year comparison purposes, gross bookings (non-GAAP) comparisons may be more informative than GAAP revenue comparisons, as gross bookings were not affected by the change in business practices.

        Total revenue grew from $91.8 million in 2002, to $238.9 million in 2003, representing growth of 160%. During this same period, direct revenue increased from $79.4 million to $138.1 million, or 74% growth, and fulfillment partner revenue grew from $12.4 million to $100.8 million, representing growth of 714%. The significant increase in total revenue was due primarily to the change in our business practices described above, coupled with an increase in the number of both direct and fulfillment partner orders and sales to other businesses. This increase was also a result of the growth of our B2C business due to increased marketing efforts, including the initiation of a nationwide television and radio advertising campaign that began in the third quarter of 2003 and continued through the fourth quarter. Gross bookings totaled $294.8 million and $154.5 million for the years ended December 31, 2003 and 2002, respectively, representing an increase of 91%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

  Cost of Goods Sold and Gross Margins

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

        Gross profits for our direct operations increased to $13.8 million for the year ended December 31, 2003, from $8.7 million recorded during the same period in 2002. For our direct operations, gross profit dollars increased 59% on a year-over-year basis while sales increased 74%. Gross profits for our direct operations, as a percentage of direct revenue decreased from 11% in 2002 to 10% in 2003. This was primarily due to increased costs related to capacity expansion at the warehouse, as well as an increase in warehouse handling expense as we ramped up staffing and packaging in anticipation of sales increases. Additionally, overall returns costs increased significantly as we increased capacity and staffing for increased returns volumes due to the returns policy change, and due to process inefficiencies that were identified and fixed during the third and fourth quarters.

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

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2004, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$25,198	$25,402	$29,284	$58,250	$38,580	$41,113	$43,928	$89,589
Fulfillment partner revenue	3,966	3,431	28,504	64,910	43,498	46,679	59,516	131,732

Total revenue	29,164	28,833	57,788	123,160	82,078	87,792	103,444	221,321

Cost of goods sold
Direct	23,484	23,014	26,674	51,130	34,816	36,786	38,594	75,194
Fulfillment partner	1,055	1,016	26,863	60,256	38,793	41,114	51,103	112,458

Total cost of goods sold	24,539	24,030	53,537	111,386	73,609	77,900	89,697	187,652

Gross profit	4,625	4,803	4,251	11,774	8,469	9,892	13,747	33,669

Operating expenses:
Sales and marketing expenses	3,848	2,572	3,855	9,898	4,377	6,605	9,398	20,153
General and administrative expenses	4,545	3,367	4,059	4,940	6,251	5,567	7,376	11,041
Amortization of stock-based compensation	328	112	171	145	135	123	18	84

Total operating expenses	8,721	6,051	8,085	14,983	10,763	12,295	16,792	31,278

Operating income (loss)	(4,096)	(1,248)	(3,834)	(3,209)	(2,294)	(2,403)	(3,045)	2,391
Interest income	152	142	98	69	98	127	168	780
Interest expense	(7)	(55)	(8)	(6)	(16)	(46)	(77)	(636)
Other income (expense), net	10	25	79	1	2	—	3	(54)

Net income (loss)	(3,941)	(1,136)	(3,665)	(3,145)	(2,210)	(2,322)	(2,951)	2,481
Deemed dividend related to redeemable common stock	(77)	(78)	(58)	(49)	(48)	(46)	(47)	(47)

Net income (loss) attributable to common shares	$(4,018)	$(1,214)	$(3,723)	$(3,194)	$(2,258)	$(2,368)	$(2,998)	$2,434

Net income (loss) per common share
—basic	$(0.26)	$(0.07)	$(0.23)	$(0.19)	$(0.14)	$(0.13)	$(0.16)	$0.13
—diluted	$(0.26)	$(0.07)	$(0.23)	$(0.19)	$(0.14)	$(0.13)	$(0.16)	$0.12
Weighted average common shares outstanding
—basic	15,486	16,384	16,419	16,473	16,646	17,577	18,284	19,016
—diluted	15,486	16,384	16,419	16,473	16,646	17,577	18,284	20,780

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$52,270	$51,315	$61,018	$130,155	$93,412	$96,627	$114,381	$237,021
Number of orders(3)	491,000	522,000	643,000	1,376,000	1,126,000	1,023,000	1,178,000	2,440,000
Number of new B2C customers(4)	264,000	283,000	342,000	744,000	425,000	414,000	514,000	1,110,000
Average customer acquisition cost(5)	$14.06	$8.69	$10.97	$13.19	$10.24	$15.88	$18.30	$18.15

(1)
The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2004. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above. We believe that gross bookings is a metric widely used in our industry and by making this metric available to investors, we believe investors are able to compare our performance against others in our industry. We believe that investors may use the average customer acquisition cost metric to determine how efficiently we are able to achieve growth, if any. Again, we believe this metric is widely used in our industry, and providing these values to investors enables them to make more meaningful comparisons.

(2)
Gross bookings represents the gross sales price of all sales transactions, including those for which we only record a commission under generally accepted accounting principles, and therefore differs from GAAP revenue. Beginning July 1, 2003 we changed our business practices regarding returns, which affected our fulfillment partner revenue. As a result, we believe that for year-over-year comparison purposes, gross bookings (non-GAAP) comparisons may be more informative than GAAP revenue comparisons, as the gross bookings were not affected by the change in business practices.

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

(5)
Average customer acquisition cost represents total sales and marketing expense divided by the number of new customers for the period presented.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(as a percentage of total revenue)
Revenue
Direct revenue	86.4%	88.1%	50.7%	47.3%	47.0%	46.8%	42.5%	40.5%
Fulfillment partner revenue	13.6	11.9	49.3	52.7	53.0	53.2	57.5	59.5

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of goods sold
Direct	80.5	79.8	46.2	41.5	42.4	41.9	37.3	34.0
Fulfillment partner	3.6	3.5	46.4	48.9	47.3	46.8	49.4	50.8

Total cost of goods sold	84.1	83.3	92.6	90.4	89.7	88.7	86.7	84.8

Gross profit	15.9	16.7	7.4	9.6	10.3	11.3	13.3	15.2

Operating expenses:
Sales and marketing expenses	13.2	8.9	6.7	8.0	5.3	7.5	9.1	9.1
General and administrative expenses	15.6	11.7	7.0	4.1	7.6	6.4	7.1	5.0
Amortization of stock-based compensation	1.1	0.4	0.3	0.1	0.2	0.1	0.0	0.0

Total operating expenses	29.9	21.0	14.0	12.2	13.1	14.0	16.2	14.1

Operating income (loss)	(14.0)	(4.3)	(6.6)	(2.6)	(2.8)	(2.7)	(2.9)	1.1
Interest income	0.5	0.5	0.2	0.1	0.1	0.1	0.1	0.3
Interest expense	(0.0)	(0.2)	(0.0)	(0.1)	(0.0)	(0.0)	(0.1)	(0.3)
Other income (expense), net	0.0	0.1	0.1	0.0	0.0	0.0	0.0	(0.0)

Net income (loss)	(13.5)%	(3.9)%	(6.3)%	(2.6)%	(2.7)%	(2.6)%	(2.9)%	1.1%

        Our direct revenue and fulfillment partner revenue have increased in every quarter on a year-over-year basis. The general increase in total revenue is due to the expansion of our customer base as we attracted more visitors to our Websites, as well as repeat purchases from these customers. We have experienced significant seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. Fulfillment partner revenue increased significantly beginning in the third quarter of 2003 due to the change in our business practices.

        Cost of goods sold as a percentage of total revenue has fluctuated in the quarterly periods reflected above ranging from 83% to 93%. The significant increases during the 3rd and 4th quarters of 2003 relate specifically to the change in business practices in our fulfillment partner operations and the resulting shift from recognizing revenue on a commission basis to a gross basis. Gross margins during the periods Q4 2003 through Q4 2004 were: 9.6%, 10.3%, 11.3%, 13.3% and 15.2%, respectively. In comparing the fourth quarters of 2003 and 2004, revenue increased 80% (from $123.2 million to $221.3 million) while gross profit dollars increased 186% (from $11.8 million to $33.7 million). Our margins improvement stems from our efforts in tightening our logistics costs and achieving better pricing on merchandise purchased to sell on our Websites.

        Total operating expenses as a percentage of gross bookings have generally decreased on a year-over-year basis each quarter during 2004 as compared to 2003 as a result of economies of scale achieved through increased sales volume. In the near future, we expect to continue to devote substantial resources to the expansion of our sales and marketing efforts, and expect that total operating expenses may increase in absolute dollars in future periods. These expenses as a percentage of total revenue will vary depending on the level of revenue obtained.

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

Liquidity and Capital Resources

        Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. At December 31, 2004, our cash and cash equivalents balance was $198.7 million and our marketable securities totaled $88.8 million.

        Our operating activities resulted in net cash outflows of $10.4 million for the year ended December 31, 2003 and net cash inflows of $25.0 million for the year ended December 31, 2004. The primary use of cash and cash equivalents during 2004 was to fund our operations, including net losses of $5.0 million, and changes in inventories ($15.4 million), prepaid expenses and other assets ($11.2 million), and other long-term assets ($944,000). This was offset by the change in accounts receivable ($4.5 million), accounts payable ($33.7 million) and accrued liabilities ($13.6 million).

        Cash used in investing activities included $8.7 million in capital expenditures for property and equipment and a net decrease of $77.5 million from the purchase and sales of marketable securities. For the years ended December 31, 2003 and 2004, net cash provided by (used in) investing activities amounted to $3.1 million and $(37.8 million), respectively.

        Net cash provided by financing activities during the year ended December 31, 2004 was $232.6 million, consisting primarily of net proceeds of $113.1 million received from our follow-on public offerings which occurred in February and November, $116.2 million from the issuance of convertible senior notes and approximately $4.3 million received from the exercise of stock options and warrants. Cash flows from financing activities included $658,000 for payments on capital leases. Net cash provided by financing activities during the year ended December 31, 2003 was $25.1 million, consisting primarily of net proceeds of $24.0 million received from the follow-on public offering which occurred in February 2003 and approximately $1.2 million received from the exercise of stock options and warrants, offset by $141,000 of payments on capital leases.

        Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$120,000	$—	$—	$—	$120,000
Interest on convertible senior notes	31,588	4,588	9,000	9,000	9,000
Capital lease obligations	1,420	632	781	7	—
Operating leases	50,665	4,099	10,222	10,023	26,321
Purchase obligations	7,519	7,519	—	—	—

Total contractual cash obligations	$211,192	$16,838	$19,973	$19,030	$155,351

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$8,225	$8,225	$—	$—	$—
Redeemable common stock	3,166	141	3,025	—	—

Total commercial commitments	$11,391	$8,366	$3,025	$—	$—

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1,574,000 shares (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of the Company).

Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company's board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

        The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 143,000 square feet of office space in Salt Lake City. We expect to take possession of the new office space in the summer of 2005, and to terminate our lease obligations under our current office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $1.9 million will be payable in 2005. In connection with the preparation of the new office space, we have agreed to provide a letter of credit for $500,000 to provide funds to discharge our obligations upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We expect to pay this entire amount for leasehold improvements during 2005.

        The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2004. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

        In May 2004, we entered into a senior secured credit facility for a revolving line of credit of up to $20.0 million. The facility was collateralized by all of our assets. However, we terminated the facility in December 2004.

        In December 2004, we replaced the senior secured credit facility described above with an amendment to a credit agreement ("Amended Credit Agreement") with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10.0 million of letters of credit for the purchase of inventory. The Amended Credit Agreement provides us a revolving line of credit of up to $30.0 million and expires December 31, 2005. We have an option to renew the Amended Credit Agreement annually. Included in the $30.0 million Amended Credit Agreement is a $10.0 million sub-limit for a revolving line of credit which we use to obtain letters of credit to support inventory purchases. At December 31, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $8.2 million issued on our behalf under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.

        Interest on the facility is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on December 31, 2005. Borrowings under the facility are collateralized by our cash and marketable securities deposited at Wells Fargo or its affiliates, and we are required to maintain balances with Wells Fargo or its affiliates of up to $37.0 million in order to have the full amount of the credit facility available to us. Consequently, although the facility provides us with some flexibility, it does not increase our liquidity. The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfers of assets. We were in compliance with these covenants at December 31, 2004. At December 31, 2004, there was no outstanding balance under the facility except for the outstanding letters of credit.

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

        In January 2005, the Company's Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        In February and March 2005, in connection with the buyback program, we entered into several purchased call options, pursuant to which we may purchase up to 1,250,000 shares of our common stock at certain settlement dates. In connection with these repurchase transactions, we have paid approximately $47.5 million. Upon settlement, we, at our option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement. Accordingly, we expect to receive either our capital investment returned with a premium or shares of our common stock, depending on whether the market price of our common stock is above or below pre-determined prices agreed in connection with each such transaction.

        To the extent that shares of common stock are delivered to us as a result of the transactions described above, the aggregate amount the Company pays or paid for the repurchase of the shares as a result of these transactions will reduce the amount we might otherwise have spent to directly repurchase shares from time to time under the stock repurchase program.

        We believe that the cash and marketable securities currently on hand, amounts available under our credit facility and cash flows from operations will be sufficient to continue operations for at least the next twelve months. While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty. See "Risk Factors."

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2004	$82,078	$87,792	$103,444		$221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529
2001	9,578	7,407	8,744		14,274
2000	2,257	3,795	4,339		15,132

*
Note that total revenue since the third quarter of 2003 reflects the change in our policy in which sales by fulfillment partners are recorded "gross" instead of "net" as in prior quarters.

  Factors That May Affect Future Results

        Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described herein, and all other information in this Form 10-K before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.

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

        At December 31, 2004, we had $198.7 million in cash and cash equivalents and $88.8 million in marketable securities. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $2.9 million on our earnings or loss, or the fair market value or cash flows of these instruments.

        At December 31, 2004, we had approximately $120.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at December 31, 2004, there were no borrowings outstanding under our line of credit and letters of credit totaling $8.4 million were outstanding under our credit facility.

        The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $120.0 million at December 31, 2004.

        In January 2005, our Board of Directors authorized a stock repurchase program under which we can repurchase up to $50.0 million of our common stock through December 31, 2007. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

        In February and March 2005, we entered into several purchased call options, pursuant to which we may purchase up to 1,250,000 shares of our common stock at certain settlement dates. In connection with these repurchase transactions, we have paid approximately $47.5 million. Upon settlement, we, at our option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement. Accordingly, we expect to receive, either our capital investment returned with a premium or shares of our common stock, depending on whether the market price of our common stock is above or below pre-determined prices agreed in connection with each such transaction.

        As a result of these structured stock repurchase transactions, we have market risk exposure to the trading price of our common stock. The objective and general strategy of the transactions is to implement a portion of the stock repurchases authorized by our Board of Directors. The instruments used to manage our exposure are call spreads which have the economic effect described in the preceding paragraph. We have had no such arrangements prior to February 2005. We may enter into similar transactions in the future.

        At December 31, 2004, we had not entered into any of the structured stock repurchase transactions described herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company maintained effective disclosure controls and procedures as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, based on the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on its evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria in Internal Control—Integrated Framework issued by the COSO. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

        During the three-month period ended December 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

        The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the chief executive officer and senior financial officers, as well as the Board of Directors. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our directors, chief executive officer and senior financial officers on our Internet Web site, www.overstock.com, within five business days following any such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

2.     Financial Statement Schedules

        Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

3.     Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number		Description of Document
3.1	(a)	Amended and Restated Certificate of Incorporation.
3.2	(a)	Amended and Restated Bylaws.
4.1	(b)	Form of specimen common stock certificate.
4.2	(b)	Investor Rights Agreement, dated March 4, 2002.
10.1	(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2	(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3	(b)	2001 Stock Purchase Plan and form of agreements thereunder.
10.4	(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.
10.5
Form of agreements under 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.6	(b)	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.
10.7
Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.8
Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.9
First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.10
Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.11
Severance Package Agreement with Douglas Greene dated June 17, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.12
Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).

10.13
Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.14
Form of Warrant to purchase Overstock.com, Inc. common stock. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333- 83728), which became effective on May 29, 2002).
10.15
Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.16
Commencement of Lease Amendment #1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.17
Lease Amendment #2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001.(incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.18
Lease Amendment #3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002.(incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.19
Lease Amendment #4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002.(incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.20
Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.(incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.21
Lease Amendment #6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002.(incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (File No. 333- 102763), which became effective on February 12, 2003).
10.22
Old Mill Corporate Center First Amendment to the Lease Agreement by and between Overstock.com, Inc. and Holladay Building East L.L.C., dated September 1, 2002.(incorporated by reference to Exhibit 10.29 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).
10.23
Credit Agreement dated February 13, 2004 between Overstock.com, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2003 filed on February 24, 2004).

10.24
Amendment to Credit Agreement by and between Overstock.com, Inc., and Wells Fargo Bank, National Association dated December 22, 2004. (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on December 27, 2004).
10.25		Term sheet executed February 18, 2005 with Lehman Brothers OTC Derivatives Inc.(incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on February 24, 2005).
10.26
Tenant Improvement Agreement by and between Overstock.com, Inc. and old Mill Corporate Center III, LLC entered on February 11, 2005 (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on February 11, 2005).
10.27
Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC. (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A filed on December 7, 2004).
10.28
Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC.(incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A filed on December 7, 2004).
10.29
Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC. (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).
10.30		Old Mill Corporate Center Fourth Amendment to the Lease Agreement. (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).
10.31		Co-location Center Agreement. (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A filed on December 7, 2004).
10.32
Indenture, dated November 23, 2004, between Overstock.com, Inc. and Wells Fargo Bank, N.A., as trustee. (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2004).
10.33
Registration Rights Agreement, dated November 23, 2004 by and among Overstock.com, Inc., Lehman Brothers., Piper Jaffray & Co., Legg Mason Wood Walker Incorporated and WR Hambrecht + Co, LLC (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on November 24, 2004).
10.34		Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative
10.35		Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on November 18, 2004)
10.36
Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on May 14, 2004
10.37		2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
10.38	(c)	Summary of Compensation Arrangements Applicable to Named Executive Officers.
10.39	(c)	Summary of Compensation Arrangements Applicable to Non-employee Directors.
21		Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	President and Chairman of the Board (Principal Executive Officer)	March 15, 2005
/s/ DAVID K. CHIDESTER David K. Chidester	Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 15, 2005
/s/ GORDON S. MACKLIN Gordon S. Macklin	Director	March 15, 2005
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 15, 2005
/s/ JOHN A. FISHER John A. Fisher	Director	March 15, 2005
/s/ JACK J. BYRNE Jack J. Byrne	Director	March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Overstock.com, Inc.:

        We have completed an integrated audit of Overstock.com, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in "Management's Report on Internal Control Over Financial Reporting," appearing in Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
March 14, 2005

Overstock.com, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$28,846	$198,678
Marketable securities	11,500	88,802

Cash, cash equivalents and marketable securities	40,346	287,480
Accounts receivable, net	10,183	5,715
Inventories, net	29,926	45,279
Prepaid inventory	2,946	12,322
Prepaid expenses	1,637	3,444

Total current assets	85,038	354,240
Restricted cash	—	1,602
Property and equipment, net	9,483	16,122
Goodwill	2,784	2,784
Other long-term assets, net	427	1,516

Total assets	$97,732	$376,264

Liabilities, Redeemable Securities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,363	$64,060
Accrued liabilities	9,316	22,917
Capital lease obligations, current	75	595

Total current liabilities	39,754	87,572
Capital lease obligations, non-current	86	743
Convertible senior notes	—	116,251

Total liabilities	39,840	204,566

Commitments and contingencies (notes 10, 11 and 12)
Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2003 and 2004	2,978	3,166

Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2003 and 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 16,060 and 19,390 shares issued as of December 31, 2003 and 2004, respectively	2	2
Additional paid-in capital	123,934	243,131
Accumulated deficit	(67,815)	(73,005)
Unearned stock-based compensation	(1,094)	(1,301)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive loss	(13)	(195)

Total stockholders' equity	54,914	168,532

Total liabilities, redeemable securities and stockholders' equity	$97,732	$376,264

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
Revenue
Direct revenue	$79,405	$138,134	$213,210
Fulfillment partner revenue	12,379	100,811	281,425

Total revenue	91,784	238,945	494,635

Cost of goods sold
Direct	70,686	124,302	185,390
Fulfillment partner	2,755	89,190	243,468

Total cost of goods sold (includes amortization of stock-based compensation of $373, $90, and $0, respectively)	73,441	213,492	428,858

Gross profit	18,343	25,453	65,777

Operating expenses:
Sales and marketing expenses (excludes amortization of stock-based compensation of $83, $22, and $0, respectively)	8,669	20,173	40,533
General and administrative expenses (excludes amortization of stock-based compensation of $2,820, $734, and $360, respectively)	10,825	16,911	30,235
Amortization of stock-based compensation	2,903	756	360

Total operating expenses	22,397	37,840	71,128

Operating loss	(4,054)	(12,387)	(5,351)
Interest income	403	461	1,173
Interest expense	(465)	(76)	(775)
Other income (expense), net	(444)	115	(49)

Net loss	(4,560)	(11,887)	(5,002)
Deemed dividend related to redeemable common stock	(406)	(262)	(188)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—	—

Net loss attributable to common shares	$(11,573)	$(12,149)	$(5,190)

Net loss per common share—basic and diluted	$(0.88)	$(0.75)	$(0.29)
Weighted average common shares outstanding—basic and diluted	13,108	16,198	17,846

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity
and Comprehensive Income

	Common stock						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in capital	Accumulated deficit	Unearned stock-based compensation	Treasury stock
	Shares	Amount						Total
	(amounts in thousands)
Balance at December 31, 2001	10,327	$1	$52,187	$(44,093)	$(2,015)	$(100)	$—	$5,980
Issuance of common stock	7	—	212	—	—	—	—	212
Exercise of stock options and warrants	149	—	615	—	—	—	—	615
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	6,607	(6,607)	—	—	—	—
Conversion of Series A redeemable preferred stock to common stock	959	—	6,582	—	—	—	—	6,582
Issuance of common stock in IPO	2,256	—	26,140	—	—	—	—	26,140
Unearned stock-based compensation from options issued to employees	—	—	3,481	—	(3,481)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,276	—	—	3,276
Stock-based compensation to consultants in exchange for services	—	—	131	—	(107)	—	—	24
Lapse of rescission rights on redeemable common stock	168	—	1,327	—	—	—	—	1,327
Deemed dividend related to redeemable common stock	—	—	—	(406)	—	—	—	(406)
Net loss	—	—	—	(4,560)	—	—	—	(4,560)
Unrealized gain on marketable securities	—	—	—	—	—	—	81	81

Total comprehensive loss								(4,479)

Balance at December 31, 2002	13,866	1	97,282	(55,666)	(2,327)	(100)	81	39,271
Exercise of stock options and warrants	247	—	1,227	—	—	—	—	1,227
Issuance of common stock in follow-on offering	1,725	1	23,967	—	—	—	—	23,968
Issuance of common stock	—	—	21	—	—	—	—	21
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(478)	—	478	—	—	—
Amortization of stock-based compensation	—	—	—	—	846	—	—	846
Stock-based compensation to consultants in exchange for services	—	—	268	—	(91)	—	—	177
Lapse of rescission rights on redeemable common stock	222	—	1,647	—	—	—	—	1,647
Deemed dividend related to redeemable common stock	—	—	—	(262)	—	—	—	(262)
Net loss	—	—	—	(11,887)	—	—	—	(11,887)
Realized gain on marketable securities	—	—	—	—	—	—	(15)	(15)
Unrealized loss on marketable securities	—	—	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss								(11,981)

Balance at December 31, 2003	16,060	2	123,934	(67,815)	(1,094)	(100)	(13)	54,914
Exercise of stock options and warrants	650	—	4,288	—	—	—	—	4,288
Issuance of common stock in follow-on offerings	2,680	—	113,064	—	—	—	—	113,064
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(198)	—	198	—	—	—
Amortization of stock-based compensation	—	—	—	—	360	—	—	360
Stock-based compensation to consultants in exchange for services	—	—	2,043	—	(765)	—	—	1,278
Deemed dividend related to redeemable common stock	—	—	—	(188)	—	—	—	(188)
Net loss	—	—	—	(5,002)	—	—	—	(5,002)
Realized gain on marketable securities	—	—	—	—	—	—	(2)	(2)
Unrealized loss on marketable securities	—	—	—	—	—	—	(202)	(202)
Cumulative translation adjustment	—	—	—	—	—	—	22	22

Total comprehensive loss								(5,184)

Balance at December 31, 2004	19,390	$2	$243,131	$(73,005)	$(1,301)	$(100)	$(195)	$168,532

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2003	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(4,560)	$(11,887)	$(5,002)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,873	2,325	3,937
Amortization of unearned stock-based compensation	3,276	846	360
Loss on disposition of property and equipment	—	—	34
Realized loss (gain) on marketable securities	55	(15)	(2)
Stock-based compensation to consultants for services	24	177	1,278
Stock issued to employees	181	21	—
Amortization of debt discount and deferred financing fees	242	—	147
Selling shareholder fees	439	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,429)	(3,189)	4,468
Inventories, net	(6,368)	(15,972)	(15,353)
Prepaid inventory	(1,099)	(1,584)	(9,376)
Prepaid expenses	(758)	(666)	(1,807)
Other long-term assets	246	(7)	(944)
Accounts payable	10,051	16,632	33,697
Accrued liabilities	4,316	2,907	13,601

Net cash provided by (used in) operating activities	2,489	(10,412)	25,038

Cash flows from investing activities:
Increase in restricted cash	—	—	(1,602)
Purchases of marketable securities	(34,819)	(41,363)	(92,877)
Sales of marketable securities	13,243	51,388	15,373
Expenditures for property and equipment	(1,746)	(6,707)	(8,734)
Proceeds from the sale of property and equipment	—	—	20
Expenditures for other long-term assets	(5)	(172)	—

Net cash provided by (used in) investing activities	(23,327)	3,146	(87,820)

Cash flows from financing activities:
Payments on capital lease obligations	(261)	(141)	(658)
Borrowings on related party note payables	1,160	—	—
Payments on related party note payables	(5,660)	—	—
Drawdown on line of credit	—	—	1,000
Payments on line of credit	—	—	(1,000)
Payments of deferred financing fees	—	—	(301)
Proceeds from the issuance of convertible senior notes	—	—	116,199
Issuance of redeemable preferred stock	6,582	—	—
Issuance of common stock in offerings, net of issuance costs	26,140	23,968	113,064
Payment of selling shareholder fees	(439)	—	—
Issuance of common stock	31	—	—
Exercise of stock options and warrants	615	1,227	4,288

Net cash provided by financing activities	28,168	25,054	232,592

Effect of exchange rate changes on cash	—	(1)	22

Net increase in cash and cash equivalents	7,330	17,787	169,832
Cash and cash equivalents, beginning of year	3,729	11,059	28,846

Cash and cash equivalents, end of year	$11,059	$28,846	$198,678

Supplemental disclosures of cash flow information:
Interest paid	$222	$51	$165
Equipment and software acquired under capital leases	25	120	1,835
Deemed dividend on redeemable common stock	406	262	188
Deemed dividend related to beneficial conversion feature of redeemable preferred stock	6,607	—	—
Conversion of Series A preferred stock to common stock	6,582	—	—
Unearned stock-based compensation (forfeitures)	3,481	(478)	(198)
Lapse of rescission rights on redeemable common stock	1,327	1,647	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

(all amounts in thousands, except per share data)

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods, apparel and designer accessories. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games.

        The Company was formed on May 5, 1997 as D2—Discounts Direct, a limited liability company. On December 30, 1998, the Company was reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc. On November 20, 2000, the Company acquired Gear.com, Inc. On July 23, 2003, the Company formed Overstock Mexico, S. de R. L. de C.V., a wholly owned subsidiary, to distribute products in Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The 2004 consolidated financial statements also include the accounts of a variable interest entity for which the Company is the primary beneficiary (Note 20). All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2003 and 2004, three banks held the Company's cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company's 3.75% Convertible Senior Notes is approximately $120,000.

        Marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions have invested these funds in municipal, government and corporate bonds and money market securities which are classified as available-for-sale and reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

Accounts receivable

        Accounts receivable consist of trade amounts due from customers and from credit cards billed but not yet received at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. The Company recorded an allowance for doubtful accounts of $650 and $750 at December 31, 2003 and 2004, respectively.

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

Prepaid inventory

        Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2003 and 2004 was $2,946 and $12,322, respectively.

Prepaid expenses

        Prepaid expenses represent expenses paid for prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaid expenses at December 31, 2003 and 2004 were $1,637 and $3,444, respectively.

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

Property and equipment

        Property and equipment, which includes capitalized leases, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related lease, whichever is shorter, as follows:

Years
Computer software	3
Computer hardware	3-5
Furniture and equipment	3-5

        Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

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

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but tested for impairment at least annually. The Company evaluated the $2,784 of unamortized goodwill during 2002, 2003 and 2004, and determined that no impairment charge should be recorded.

Impairment of long-lived assets

        The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairments during 2002, 2003 and 2004.

Revenue recognition

        The Company derives its revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website. Both direct revenue and fulfillment partner revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company generally requires payment by credit card at the point of sale. Amounts received prior to shipment of products or service is recorded as deferred revenue. In addition, amounts received in advance for Club O and Club O Gold membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company maintains a reserve for returns based on estimates of future product returns related to current period revenues.

Direct revenue

        Direct revenue consists of merchandise sales made to individual consumers and businesses that are fulfilled from the Company's leased warehouses. The Company generally requires payment by credit card at the point of sale. From time to time, the Company grants credit to its business customers on normal credit terms. Amounts received prior to shipment of goods to customers are recorded as deferred revenue. Direct revenue is recorded net of estimated returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

Fulfillment partner revenue

        Fulfillment partner revenue consists of merchandise sold through the Company's Website and shipped by third parties directly to consumers and other businesses, and is recognized when services have been rendered (generally when verification of the shipment of the product is communicated to the Company from the third party that shipped the product). Prior to July 1, 2003, the Company did not physically handle the merchandise sold in these transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to these fulfillment partner sales. During that period, the Company recognized as revenue only the net portion of the price customers paid for the purchased products since the Company acted as an agent in such transactions. Beginning July 1, 2003, the Company took responsibility for returned items relating to these sales and began accepting returned items relating to these sales into the Company's warehouse, and the Company now handles the possible resale of returned items. As a result, beginning July 1, 2003, the Company is considered to be the primary obligor for these sales transactions, and assumes the risk of loss on returned items. As a consequence, the Company now records revenue from sales transactions involving fulfillment partners on a gross basis, rather than on a net basis as was recorded prior to July 1, 2003.

        During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Our auction business revenues were insignificant in 2004. Revenue from the auctions business is included in the fulfillment partner segment in 2004, as it is not large enough to separate out as its own segment at this early stage of the business.

        During the fourth quarter of 2003, the Company added a discount travel store to its Website. The Company used fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). For the products and services sold in the travel store, the Company did not have inventory risk or pricing control, and did not provide customer service. Therefore, for these sales the Company was not considered to be the primary obligor, and recorded only the commission as revenue in the period the transaction occurred. In May 2004, the Company closed its travel store in order to make improvements to the travel product offerings. The Company reopened its travel store in January 2005. During 2003 and 2004, revenues from the Travel store were insignificant.

        Fulfillment partner revenue is reduced by the impact of estimated returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

        Total revenue is recorded net of estimated returns, coupons and other discounts. Our returns policy for all products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than twenty days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all items returned for non-defective reasons from the Electronics and Computers department.

Cost of goods sold

        Cost of goods sold include product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and are recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. For the years ended December 31, 2002, 2003 and 2004, fulfillment costs totaled $9,373, $20,302 and $34,278, respectively.

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

	Year ended December 31,
	2002	2003	2004
Net loss, as reported	$(4,560)	$(11,887)	$(5,002)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	3,276	846	360
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,404)	(2,714)	(3,747)

Pro forma net loss	$(5,688)	$(13,755)	$(8,389)

Net loss per common share
Basic and diluted—as reported	$(0.88)	$(0.75)	$(0.29)
Basic and diluted—pro forma	$(0.97)	$(0.87)	$(0.48)

        The weighted average grant-date fair value of options granted during 2002, 2003 and 2004 was $8.21, $8.27 and $15.39 per share, respectively, and was estimated using the assumptions discussed in Note 14.

        Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Earnings (loss) per share

        Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive using the treasury stock method (whether exercisable or not) and assumes the conversion of convertible senior notes, if dilutive, using the "if converted" method.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31,
	2002	2003	2004
Net loss attributable to common shares	$(11,573)	$(12,149)	$(5,190)

Weighted average common shares outstanding—basic	13,108	16,198	17,846
Effective of dilutive securities:
Warrants	—	—	—
Employee stock options	—	—	—
Convertible senior notes	—	—	—

Weighted average common shares outstanding—diluted	13,108	16,198	17,846

Earnings (loss) per common share—basic:	$(0.88)	$(0.75)	$(0.29)
Earnings (loss) per common share—diluted:	$(0.88)	$(0.75)	$(0.29)

        The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options and warrants outstanding at each year-end was 2,535 shares, 2,849 shares and 2,399 shares for 2002, 2003 and 2004, respectively. As of December 31, 2004, the Company had $120,000 of convertible senior notes outstanding (Note 10), which could potentially convert into 1,574 shares of common stock in the aggregate.

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

Advertising expense

        The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expenses totaled $7,043, $18,552 and $39,180 during the years ended December 31, 2002, 2003 and 2004, respectively.

Foreign currency translation

        For the Company's subsidiary located in Mexico, the subsidiary's local currency is considered its functional currency. As a result, all of the subsidiary's assets and liabilities are translated into U.S.

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

Recently issued accounting pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (revised 2004) Share-Based Payment. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first interim reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the third quarter of 2005.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact to the Company's financial statements.

        In March 2004, the FASB issued EITF Issue No. 03-1 ("EITF 03-1"), The Meaning of Other-than-Temporary Impairments and its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

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

        In June 2004, the Company closed its second follow-on public offering, pursuant to which it sold 1,300 shares of common stock, with proceeds to the Company of approximately $37,857, net of $405 of issuance costs.

        In November 2004, the Company closed another follow-on public offering, pursuant to which it sold 1,380 shares of common stock, with proceeds to the Company of approximately $75,207, net of $215 of issuance costs. Concurrently in November 2004, the Company issued convertible senior notes pursuant to which it received $116,199, net of $3,801 of initial purchaser's discount and debt issuance costs.

4. MARKETABLE SECURITIES

        The Company's marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions invested these funds in municipal, government, and corporate bonds at December 31, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$9,299	$1	$(7)	$9,293
Corporate securities	296	—	—	296
Money market securities	748	1	—	749
Mortgage based securities	1,169	—	(7)	1,162

	$11,512	$2	$(14)	$11,500

        The financial institutions have invested these funds in municipal, government, and corporate bonds at December 31, 2004, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$27,225	$45	$(117)	$27,153
Corporate securities	55,197	—	(17)	55,180
Mortgage based securities	6,483	—	(14)	6,469

	$88,905	$45	$(148)	$88,802

        All marketable securities mature between 2005 and 2045.

        The components of realized gains and losses on sales of marketable securities for the years ended December 31, 2002, 2003 and 2004 were:

	Year ended December 31,
	2002	2003	2004
Gross gains	$—	$19	$2
Gross losses	(55)	(4)	—

Net realized gain (loss) on sales of marketable securities	$(55)	$15	$2

5. INVENTORIES

        Inventories consist of the following:

	December 31,
	2003	2004
Product inventory	$31,064	$46,602
Less: allowance for obsolescence	(1,138)	(1,323)

	$29,926	$45,279

6. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

	December 31,
	2003	2004
Computer hardware and software	$9,249	$16,717
Furniture and equipment	6,738	8,128
Leasehold improvements	146	231

	16,133	25,076
Less: accumulated depreciation and amortization	(6,650)	(8,954)

	$9,483	$16,122

        Depreciation and amortization of property and equipment totaled $1,842, $2,289, and $3,876 for the years ended December 31, 2002, 2003 and 2004, respectively.

        Property and equipment included assets under capital leases of $976 and $2,810 at December 31, 2003 and 2004, respectively and accumulated amortization related to assets under capital leases of $824 and $1,330, respectively.

7. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following:

	December 31,
	2003	2004
Domain names	$323	$323
Less: accumulated amortization	(116)	(177)

	207	146
Deferred financing fees, net	—	206
Deposits and long-term prepaids	220	1,164

	$427	$1,516

        Amortization of domain names totaled $31, $36 and $61 for the years ended December 31, 2002, 2003 and 2004, respectively.

8. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2003	2004
Inventory received but not invoiced	$1,126	$6,593
Reserve for returns	1,110	2,835
Accrued payroll and other related costs	850	3,289
Deferred revenue	—	1,048
Accrued marketing expenses	2,674	5,236
Merchant processing fee accrual	1,313	643
Accrued freight	661	506
Other accrued expenses	1,582	2,767

	$9,316	$22,917

9. BORROWINGS

        In May 2004, the Company entered into a senior secured credit facility for a revolving line of credit of up to the lesser of (i) $20,000, (ii) 60% of eligible inventory, or (iii) 80% times the net liquidation percentage minus the sum of (i) the bank product reserve, and (ii) the aggregate amount of reserves, if any, all as defined in the agreement. The borrowings were collateralized by the assets of the Company and bore interest at a minimum of 3.5% using the Wells Fargo base rate as defined in the agreement, or, at the option of the Company, based on the LIBOR rate. The credit facility was terminated by the Company in December 2004.

        In December 2004, the Company replaced the senior secured credit facility described above with an amendment to a credit agreement ("Amended Credit Agreement") with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10,000 of letters of credit for the purchase of inventory. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30,000 and expires December 31, 2005. The Company has an option to renew the Amended Credit Agreement annually. Included in the $30,000 Amended Credit Agreement is a $10,000 sub-limit for a revolving line of credit which the Company uses to obtain letters of credit to support inventory purchases. At December 31, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $8,225 issued on our behalf under this facility. However, the Company has no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.

        Interest on borrowings is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date, December 31, 2005. Borrowings under the facility are collateralized by the Company's cash and marketable securities deposited at Wells Fargo or its affiliates, and the Company is required to maintain balances with Wells Fargo or its affiliates of up to $37.0 million in order to have the full amount of the credit facility available. At December 31, 2004, there was no outstanding balance on this line.

        The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at December 31, 2004.

Capital leases

        Future minimum lease payments under capital leases are as follows:

Year Ending December 31,
2005	$632
2006	613
2007	168
2008	7
Thereafter	—

Total minimum lease payments	1,420
Less: amount representing interest	(82)

Present value of capital lease obligations	1,338
Less: current portion	(595)

Capital lease obligations, non-current	$743

10. 3.75% CONVERTIBLE SENIOR NOTES

        In November 2004, the Company completed an offering of $120,000 of 3.75% Convertible Senior Notes (the "Senior Notes"). This includes $20,000 of additional Senior Notes issued to the initial purchaser upon exercise of its 30-day purchase option to cover over-allotments. Proceeds to the Company were $116,199, net of $3,801 of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During 2004, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $52. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

        The Senior Notes are convertible at any time prior to maturity into the Company's common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1,574 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company's stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company's board of directors or the termination of trading of the Company's stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

        The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at December 31, 2004.

11. COMMITMENTS AND CONTINGENCIES

        The Company leases 43 square feet of office space under an operating lease which was originally scheduled to expire in January 2007. However, this lease will be terminated and replaced with a lease agreement the Company entered into in December 2004 for a new office building in the Old Mill Corporate Center III in Salt Lake City, Utah. Pursuant to this agreement, the Company will lease approximately 143 rentable square feet for a term of 10 years beginning when the Company occupies the premises, which the Company expects to be in the summer of 2005 when construction is completed. On February 11, 2005, the Company and Old Mill Corporate Center III, LLC (the "Lessor") entered into a Tenant Improvement Agreement (the "OMIII Agreement") relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2,000. The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within 30 days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease.

        The Company also leases 354 square feet for its warehouse facility in Salt Lake City, Utah under an operating lease which expires in August 2012.

        Minimum future payments under these leases are as follows:

Year Ending December 31,
2005	$4,099
2006	5,264
2007	4,958
2008	4,945
2009	5,078
Thereafter	26,321

$50,665

        Rental expense for operating leases totaled $1,639, $1,955 and $1,933 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

        In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company has distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January 2005, Tiffany (NJ) Inc. and Tiffany and Company filed four additional complaints against the Company in the United States District Court for the Southern District of New York alleging that the Company has distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. These complaints also seek statutory and other damages in an unspecified amount and injunctive relief. Although the Company has filed answers to these complaints and believes it has defenses to the allegations and intends to pursue them vigorously, the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages alleged in these suits.

        In July 2004, Printmaker International, Ltd. filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company has distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the Printmaker lawsuit is in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages. The Company's fulfillment partner (who is also a defendant in the case) is conducting the defense of the case and has agreed to indemnify the Company against the claim and any judgment.

        In May 2004, the Company filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with the Company. In July 2004, TLMT Holdings filed a counterclaim against the Company alleging that the Company has breached the contract. The counterclaim seeks damages in an unspecified amount. The Company has filed an answer to the counterclaim and believes it has defenses to the allegations and intends to pursue them vigorously. At this point in time, the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

        In January 2003, the Company received a letter from NCR Corporation claiming that certain of the Company's business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if the Company does not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, the Company filed a complaint in the United States District Court of Utah, Central Division seeking declaratory judgment that the Company does not infringe any valid claim of the patents asserted by NCR. On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of the Company's business practices and information technology systems infringe patents owned by NCR. On April 8, 2003, the Company filed an answer denying the material allegations in NCR's counterclaims. On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party's ability to renew its claims at a later date. On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice. The parties each reserved all claims and counterclaims. In August 2004, NCR notified the Company of its intent to terminate the standstill agreement. On September 2, 2004, the Company re-filed its complaint in the United States District Court of Utah, Central Division seeking declaratory judgment that the Company does not infringe any valid claim of the patents asserted by NCR. On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of the Company's business practices and information technology systems infringe patents owned by NCR. On October 12, 2004, the Company filed an answer denying the material allegations in NCR's counterclaims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the NCR lawsuit is not yet even in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

        In September 2004, the Company received a letter from BTG International Inc. claiming that certain of the Company's business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with the Company, BTG filed a complaint in the United States District Court of Delaware alleging that certain of the Company's business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, the Company filed an answer denying the material allegations in BTG's claims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the BTG lawsuit is not yet even in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

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

        Redeemable common stock relates to warrants and securities that are subject to rescission. Sales of 858 shares of the common stock and the issuance of 185 warrants to certain individuals did not fully comply with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state security laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such registration or qualification, they may not have been exempt in several states. As a result, purchasers of our common stock in some states have the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expires, at the annual rate mandated by the state in which such shares were purchased. These interest rates range from 8% to 10% per annum. The rescission rights lapse on various dates through September 2006. At December 31, 2004, there were 460 shares of common stock and 112 warrants subject to rescission rights outstanding.

        At December 31, 2003 and 2004, the Company has classified $2,978 and $3,166, respectively, related to the rescission rights outside of shareholders' equity, because the redemption features are not within the control of the Company. However, management does not anticipate that holders of the redeemable common stock will exercise their rescission rights. Interest attributable to these securities is recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

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

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2004.

Warrants

        In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2004, warrants to purchase 887 shares of common stock of the Company were outstanding, as follows:

Issuance Date	Exercise Price per Share	Warrants Outstanding	Expiration Date
May 1, 2000	$7.09	163	April 30, 2005
May 15, 2000	$7.09	231	May 14, 2005
June 22, 2000	$7.09	7	June 21, 2005
September 21, 2000	$4.26	486	September 20, 2005

        The number of warrants exercised in 2002, 2003 and 2004 were 3, 50 and 182, respectively.

        As of December 31, 2004, the Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. As stated in Note 12, 112 of these warrants are subject to rescission. At December 31, 2003 and 2004, related parties held 850 of the total warrants outstanding.

14. STOCK OPTION PLANS

        The Company's board of directors adopted the Amended and Restated 1999 Stock Option Plan and the 2002 Stock Option Plan (collectively, the "Plans"), in May 1999 and April 2002, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future shares will be granted under the 2002 Stock Option Plan. As of December 31, 2004, 1,184 shares are available for future grants under these Plans.

        The following is a summary of stock option activity:

	2002			2003		2004
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,161	$4.68		1,415	$5.37	1,780	$8.39
Granted at fair value	245	8.05		854	12.77	474	24.14
Granted at price below fair value	543	5.07	$9.61	—	—	—	—
Exercised	(146)	4.22		(197)	4.69	(468)	6.75
Canceled/forfeited	(388)	5.15		(292)	9.12	(274)	13.26

Outstanding—end of year	1,415	5.37		1,780	8.39	1,512	12.90

Options exercisable at year-end	388	4.93		614	5.44	608	7.51

        The following table summarizes information about stock options as of December 31, 2004:

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Shares	Weighted Average Exercise Price
$2.00-$4.99	114	$4.05	2.4	63	$3.87
$5.00-$6.99	419	5.07	1.8	320	5.07
$7.00-$11.99	146	9.55	2.4	94	9.64
$12.00-$17.99	401	13.29	3.5	128	13.31
$18.00-$53.45	432	23.60	4.2	3	34.06

	1,512	12.90	3.0	608	7.51

        The weighted-average grant-date fair value of options granted during 2002, 2003 and 2004 was $8.21, $8.27 and $15.39 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2003	2004
Risk-free interest rate	3.31%	2.63%	2.61%
Expected life (in years)	3	3	3
Volatility	100%	104%	101%
Expected dividend yield	0%	0%	0%

Stock-based compensation

        In connection with certain stock option grants to employees during the year ended December 31, 2002 the Company recognized approximately $3,481 of unearned stock-based compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. In 2003 and 2004, the company reversed $478 and $198, respectively, of unearned stock-based compensation due to forfeitures of unvested options. Such amounts are included as a component of stockholders' equity and are being amortized over the vesting period in accordance with FASB Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. The Company recorded stock-based compensation expense of $3,276, $846 and $360 during the years ended December 31, 2002, 2003 and 2004, respectively.

        During the years ended December 31, 2002, 2003 and 2004, the Company granted 177, 18 and 25 options to consultants, respectively. The Company recorded unearned stock-based compensation of $131, $268 and $2,043 related to these grants, of which $24, $177 and $1,278 was recognized in operations in 2002, 2003 and 2004, respectively. The fair value for these options was measured at the grant date and is remeasured at the end of each quarter until vesting is complete. At December 31, 2002, 2003 and 2004, the fair value of these options was calculated using a Black-Scholes option pricing model using risk-free rates of 3.31%, 2.59% and 3.45%, respectively, an expected life of 3 years, expected volatility of 100%, 105% and 96%, respectively, and a dividend yield of 0%.

15. EMPLOYEE STOCK PURCHASE PLAN

        Effective January 24, 2001, the Company adopted an Employee Stock Purchase Plan (the "ESPP") to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock annually, up to 5% of eligible compensation. During a specified open period as determined the Board of Directors, participants can purchase shares of stock at a value determined by the Company's board of directors which approximates the deemed fair market value of the stock. As of the initial public offering, the ESPP was terminated. There were 14 and 6 shares issued under the ESPP during 2001 and 2002, respectively and no shares during 2003 and 2004. The Company recognized approximately $51 of stock-based compensation for the excess of the fair value of the shares of common stock over the purchase price during 2002.

16. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's cash contribution totaled $88, $99 and $124 during 2002, 2003 and 2004, respectively.

17. INCOME TAXES

        The components of the Company's deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$24,072	$26,121
Accrued expenses	1,371	3,146
Reserves and other	1,208	1,854

	26,651	31,121
Deferred tax liabilities:
Depreciation	(986)	(2,597)
Valuation allowance	(25,665)	(28,524)

Net asset	$—	$—

        As a result of the Company's history of losses, a valuation allowance has been provided for the full amount of the Company's net deferred tax assets. In management's opinion, it is more likely than not that such benefits will not be realized.

        At December 31, 2003 and 2004, the Company had net operating loss carryforwards of approximately $48,018 and $53,330, respectively, which may be used to offset future taxable income. An additional $14,386 of net operating losses are limited under Internal Revenue Code Section 382 to $799 a year. These carryforwards begin to expire in 2019.

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	Year ended December 31,
	2002	2003	2004
U.S. federal income tax benefit at statutory rate	$1,596	$4,166	$1,751
State income tax benefit, net of federal expense	38	385	164
Stock compensation expense	(1,216)	(384)	(127)
Other	(611)	(71)	1,071
Unrecognized benefit due to valuation allowance	193	(4,096)	(2,859)

Income tax benefit	$—	$—	$—

18. RELATED PARTY TRANSACTIONS

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

        On occasion, Haverford-Valley, L.C. (an entity owned by the Company's president) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2002, 2003, and 2004 we reimbursed Haverford-Valley L.C. $273, $236, and $256, respectively, for these expenses.

19. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. There were no intersegment sales or transfers during 2002, 2003 or 2004. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments.

	Direct	Fulfillment partner	Consolidated
2002
Revenue	$79,405	$12,379	$91,784
Cost of goods sold	70,686	2,755	73,441

Gross profit (loss)	8,719	9,624	18,343
Operating expenses			(22,397)
Other income, net			(506)

Net loss			$(4,560)

2003
Revenue	$138,134	$100,811	$238,945
Cost of goods sold	124,302	89,190	213,492

Gross profit	13,832	11,621	25,453
Operating expenses			(37,840)
Other income, net			500

Net loss			$(11,887)

2004
Revenue	$213,210	$281,425	$494,635
Cost of goods sold	185,390	243,468	428,858

Gross profit	27,820	37,957	65,777
Operating expenses			(71,128)
Other income, net			349

Net loss			$(5,002)

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

        In 2002, 2003 and 2004, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2003 and 2004, all of the Company's fixed assets were located in the United States of America.

20. VARIABLE INTEREST ENTITY

        In August 2004, the Company entered into an agreement which allows the Company to lend up to $10,000 to an entity for the purpose of buying inventory, primarily to supply a new category within our jewelry store which allows customers purchasing diamond rings to select both a specific diamond and ring setting. In November 2004, the Company loaned the entity $8,400. The promissory note bears interest at 3.75% per annum. The Company will also receive fifty percent (50%) of any profits of the entity. Interest shall be due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, shall be due and payable. The promissory note is collateralized by all of the assets of the entity.

        The Company has a ten year option to purchase ("Purchase Option") 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option is the sum of (a) one thousand dollars, and (b) $3.0 million, which may be paid, at the Company's election, in cash or by the forgiveness of $3.0 million of the entity's indebtedness to the Company.

        The entity was evaluated in accordance with FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity are consolidated into the financial statements of the Company.

        The carrying amount and classification of the consolidated assets that are collateral for the entity's obligations include:

December 31, 2004
Cash	$979
Accounts receivable	12
Inventory	7,325
Prepaid expenses	75
Property and equipment	224

$8,615

21. SHARE BUY BACK PROGRAM

        During January 2005, the Company's Board of Directors authorized a stock buyback program under which the Company is authorized to repurchase up to $50,000 of its common stock through December 31, 2007.

        In February and March 2005 the Company entered into several purchased call options, pursuant to which the Company may purchase up to 1,250 shares of its common stock at certain settlement dates. In connection with these repurchase transactions, the Company has paid approximately $47,507. Upon settlement, the Company, at its option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement. Accordingly, we expect to receive either our capital investment returned with a premium or shares of our common stock, depending on whether the market price of the Company's common stock is above or below a pre-determined price agreed in connection with each such transaction.

        To the extent that shares of common stock are delivered to the Company as a result of the transactions described above, the aggregate amount the Company pays or paid for the repurchase of the shares as a result of these transactions will reduce the amount the Company might otherwise have spent to directly repurchase shares from time to time under its stock repurchase program.

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2004. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$25,198	$25,402	$29,284	$58,250	$38,580	$41,113	$43,928	$89,589
Fulfillment partner revenue	3,966	3,431	28,504	64,910	43,498	46,679	59,516	131,732

Total revenue	29,164	28,833	57,788	123,160	82,078	87,792	103,444	221,321

Cost of goods sold
Direct	23,484	23,014	26,674	51,130	34,816	36,786	38,594	75,194
Fulfillment partner	1,055	1,016	26,863	60,256	38,793	41,114	51,103	112,458

Total cost of goods sold	24,539	24,030	53,537	111,386	73,609	77,900	89,697	187,652

Gross profit	4,625	4,803	4,251	11,774	8,469	9,892	13,747	33,669

Operating expenses:
Sales and marketing expenses	3,848	2,572	3,855	9,898	4,377	6,605	9,398	20,153
General and administrative expenses	4,545	3,367	4,059	4,940	6,251	5,567	7,376	11,041
Amortization of stock-based compensation	328	112	171	145	135	123	18	84

Total operating expenses	8,721	6,051	8,085	14,983	10,763	12,295	16,792	31,278

Operating income (loss)	(4,096)	(1,248)	(3,834)	(3,209)	(2,294)	(2,403)	(3,045)	2,391
Interest income	152	142	98	69	98	127	168	780
Interest expense	(7)	(55)	(8)	(6)	(16)	(46)	(77)	(636)
Other income (expense), net	10	25	79	1	2	—	3	(54)

Net income (loss)	(3,941)	(1,136)	(3,665)	(3,145)	(2,210)	(2,322)	(2,951)	2,481
Deemed dividend related to redeemable common stock	(77)	(78)	(58)	(49)	(48)	(46)	(47)	(47)
Net income (loss) attributable to common shares	$(4,018)	$(1,214)	$(3,723)	$(3,194)	$(2,258)	$(2,368)	$(2,998)	$2,434

Net income (loss) per common share
—basic	$(0.26)	$(0.07)	$(0.23)	$(0.19)	$(0.14)	$(0.13)	$(0.16)	$0.13
—diluted	$(0.26)	$(0.07)	$(0.23)	$(0.19)	$(0.14)	$(0.13)	$(0.16)	$0.12
Weighted average common shares outstanding
—basic	15,486	16,384	16,419	16,473	16,646	17,577	18,284	19,016
—diluted	15,486	16,384	16,419	16,473	16,646	17,577	18,284	20,780

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2002
Deferred tax valuation allowance	$21,762	$—	$193	$21,569
Reserve for sales returns	496	3,994	4,025	465
Allowance for inventory obsolescence	943	164	96	1,011
Allowance for doubtful accounts	—	145	—	145
Year ended December 31, 2003
Deferred tax valuation allowance	$21,569	$4,096	$—	$25,665
Reserve for sales returns	465	11,463	10,818	1,110
Allowance for inventory obsolescence	1,011	1,763	1,636	1,138
Allowance for doubtful accounts	145	529	24	650
Year ended December 31, 2004
Deferred tax valuation allowance	$25,665	$2,859	$—	$28,524
Reserve for sales returns	1,110	36,975	35,250	2,835
Allowance for inventory obsolescence	1,138	1,008	823	1,323
Allowance for doubtful accounts	650	976	876	750