Form 10-Q
period 2005-03-31
OVERSTOCK COM INC
filed 2005-05-10
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒  No ☐

There were 20,307,575 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 6, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$198,678	$37,611
Marketable securities	88,802	155,157
Cash, cash equivalents and marketable securities	287,480	192,768
Accounts receivable, net	5,715	6,467
Inventories, net	45,279	48,956
Prepaid inventory	12,322	9,907
Prepaid expenses	3,444	9,746

Total current assets	354,240	267,844

Restricted cash	1,602	1,012
Property and equipment, net	16,122	42,725
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,940

Total assets	$376,264	$316,305

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$39,860
Accrued liabilities	22,917	23,263
Capital lease obligations, current	595	9,266

Total current liabilities	87,572	72,389
Capital lease obligations, non-current	743	7,118
Convertible senior notes	116,251	116,379

Total liabilities	204,566	195,886

Commitments and contingencies (Note 13)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and March 31, 2005	3,166	3,212

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares and 19,491 shares issued as of December 31, 2004 and March 31, 2005, respectively	2	2
Additional paid-in capital	243,131	195,863
Accumulated deficit	(73,005)	(77,254)
Unearned stock-based compensation	(1,301)	(777)
Treasury stock, 35 and 31 shares at cost as of December 31, 2004 and March 31, 2005, respectively	(100)	(87)
Accumulated other comprehensive loss	(195)	(540)

Total stockholders’ equity	168,532	117,207

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$316,305

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2004	2005

Revenue
Direct	$38,580	$67,884
Fulfillment partner	43,498	97,997

Total revenue	82,078	165,881

Cost of goods sold
Direct	34,816	58,153
Fulfillment partner	38,793	82,857

Total cost of goods sold	73,609	141,010

Gross profit	8,469	24,871

Operating expenses:
Sales and marketing	4,377	16,825
Technology	1,371	4,095
General and administrative	4,880	7,333
Amortization of stock-based compensation	135	20

Total operating expenses	10,763	28,273

Operating loss	(2,294)	(3,402)

Interest income	98	644
Interest expense	(16)	(1,445)
Other income, net	2	—

Net loss	(2,210)	(4,203)
Deemed dividend related to redeemable common shares	(48)	(46)

Net loss attributable to common shares	$(2,258)	$(4,249)

Net loss per common share — basic and diluted	$(0.14)	$(0.21)
Weighted average common shares outstanding — basic and diluted	16,646	19,862

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2004	2005
Cash flows from operating activities:
Net loss	$(2,210)	$(4,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	1,635
Amortization of unearned stock-based compensation	135	20
Realized gain from marketable securities	—	(1)
Stock options issued to consultants for services	280	(400)
Amortization of debt discount and deferred financing fees	—	307
Treasury shares issued in employee benefit plan	—	251
Changes in operating assets and liabilities:
Accounts receivable, net	(1,016)	(752)
Inventories, net	(2,630)	(3,677)
Prepaid inventory	(264)	2,415
Prepaid expenses and other assets	174	(6,302)
Other long-term assets, net	(1,386)	(614)
Accounts payable	(15,778)	(24,200)
Accrued liabilities	152	346

Net cash used in operating activities	(21,787)	(35,175)

Cash flows from investing activities:
Restricted cash	—	590
Investments in marketable securities	(2,558)	(125,944)
Sales of marketable securities	1,191	59,262
Expenditures for property and equipment	(400)	(13,030)

Net cash used in investing activities	(1,767)	(79,122)

Cash flows from financing activities:
Payments on capital lease obligations	(20)	(151)
Purchased call options	—	(47,507)
Exercise of stock options and warrants	2,167	906

Net cash provided by (used in) financing activities	2,147	(46,752)

Effect of exchange rate changes on cash	(1)	(18)

Net decrease in cash and cash equivalents	(21,408)	(161,067)

Cash and cash equivalents, beginning of period	28,846	198,678

Cash and cash equivalents, end of period	$7,438	$37,611

Supplemental disclosures of cash flow information:
Interest paid	$16	$586
Deemed dividend on redeemable common shares	$48	$46
Forfeitures of unearned stock-based compensation	$56	$46
Equipment and software acquired under capital leases	$20	$15,197

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING POLICIES

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of March 31, 2005, the Company had not designated any derivative instruments as hedges.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense totaled $4,111 and $16,481 during the three months ended March 31, 2004 and 2005, respectively.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact to the Company’s financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-than-Temporary Impairments and its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staffs views on a variety of matters relating to the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) and certain Securities and Exchange Commission Rules and regulations.  The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under Statement 123R in the first quarter of 2006.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions at March 31, 2005 as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Realized Losses	Fair Value

U.S. government and government agency securities	$39,159	$1	$(172)	$—	$38,988
Corporate securities	11,755	252	—	—	12,007
Foreign corporate securities (see Note 4)	49,937	—	—	(344)	49,593
Money market securities	17,887	—	(5)	—	17,882
Mortgage-backed securities	37,125	—	(438)	—	36,687

Total	$155,863	$253	$(615)	$(344)	$155,157

All marketable securities mature between 2005 and 2029 and are classified as available-for-sale securities.  Available-for-sale securities are classified as current as they are deemed available for use, if needed for current operations.

4. DERIVATIVE INSTRUMENTS

During the first quarter of 2005, the Company purchased $49,937 of Foreign Corporate Securities (“Notes”) which fully mature in November 2006.  The Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity.  The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar.  If the Company redeems the Notes prior to maturity, the Company may not realize the full amount of our initial investment.  At March, 31, 2005, the Notes had a fair value of $49,593.

Under SFAS No. 133, the Notes are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss based on the quarterly mark-to-market valuation will be recorded in the income statement as a component of interest income.  The impact of the Notes’ mark-to-market valuation resulted in a loss of $344 for the quarter ended March 31, 2005.

The Company purchased the Notes to manage its foreign currency risks related to the strengthening of Asian currencies compared to the U.S. dollar, which would reduce the inventory purchasing power of the Company in Asia.  However, the Company determined that the Notes did not qualify as hedging derivative instruments.  Nevertheless, management believes that such instruments are useful in managing the Company’s associated risk.

5. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components.  The Company’s comprehensive loss for the three months ended March 31, 2004 and 2005 is as follows:

	Three months ended March 31,
	2004	2005

Net loss	$(2,210)	$(4,203)
Unrealized gain (loss) on marketable securities	19	(327)
Foreign currency translation adjustment	(1)	(18)

Other comprehensive loss	$(2,192)	$(4,548)

6. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not and is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three-month periods ended March 31, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,468 options and 863 warrants outstanding at March 31, 2005.  As of March 31, 2005, the Company had $120,000 of convertible senior notes outstanding (Note 12), which could potentially convert into 1,574 shares of common stock in the aggregate.

7. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.  There were no inter-segment sales or transfers during the three-month periods ended March 31, 2004 or 2005.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2004 and 2005:

	Three months ended March 31,
	Direct operations	Fulfillment partner operations	Consolidated
2004
Revenue	$38,580	$43,498	$82,078
Cost of goods sold	34,816	38,793	73,609

Gross profit	$3,764	$4,705	8,469
Operating expenses			(10,763)
Other income (expense), net			84

Net loss			$(2,210)

2005
Revenue	$67,884	$97,997	$165,881
Cost of goods sold	58,153	82,857	141,010

Gross profit	$9,731	$15,140	24,871
Operating expenses			(28,273)
Other income (expense), net			(801)

Net loss			$(4,203)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse. Costs for this segment include product costs, inbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites. Costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs. This segment also includes revenues and direct costs associated with our on-line auctions business.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

For the quarters ended March 31, 2004 and 2005, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2004 and March 31, 2005, all of the Company’s fixed assets were located in the United States of America.

8. PUBLIC OFFERINGS

In June 2004, the Company closed its second follow-on public offering, pursuant to which it sold 1,300 shares of common stock, with proceeds to the Company of approximately $37,857, net of $405 of issuance costs.

In November 2004, the Company closed an additional follow-on public offering, pursuant to which it sold 1,380 shares of common stock, with proceeds to the Company of approximately $75,207, net of $215 of issuance costs. Concurrently in November 2004, the Company issued convertible senior notes pursuant to which it received $116,199, net of $3,801 of initial purchaser’s discount and debt issuance costs.

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

	Three months ended March 31,
	2004	2005

Net loss, as reported	$(2,210)	$(4,203)

Add: Stock-based employee compensation expense included in reported net income	135	20

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,108)	(904)

Pro forma net loss	$(3,183)	$(5,087)

Net loss per common share
Basic and diluted - as reported	$(0.14)	$(0.21)
Basic and diluted - pro forma	$(0.19)	$(0.26)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating stock price volatility.  For options granted in each of the first quarters ended March 31, 2004 and 2005, the historical stock price volatility used was based on a daily stock price observation, using the closing price, which resulted in an expected stock price volatility of 105% and 95%, for those respective periods.  For purpose of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

10. SHARE BUYBACK PROGRAM

During January 2005, the Company’s Board of Directors authorized a stock buyback program under which the Company was authorized to repurchase up to $50,000 of its common stock through December 31, 2007.  On April 26, 2005, the Board of Directors increased the amount of the stock buyback program to $100,000. Pursuant to this stock buyback program, the Company has purchased some stock in the open market through May 6, 2005.

As of March 31, 2005, the Company had entered into several purchased call options, pursuant to which the Company may purchase up to 1,250 shares of its common stock at certain settlement dates during the quarter ending June 30, 2005.  In connection with these repurchase transactions; the Company has paid approximately $47,507, which has been recorded in shareholders’ equity in the consolidated balance sheet as of March 31, 2005.

Upon settlement, the Company, at its option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement.  Accordingly, the Company expects to receive either its capital investment returned with a premium or shares of our common stock, depending on whether the market price of the Company’s common stock is above or below a pre-determined price agreed in connection with each transaction.

11. BORROWINGS

In December 2004, the Company entered into an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10,000 of letters of credit for the purchase of inventory. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30,000 and expires December 31, 2005. The Company has an option to renew the Amended Credit Agreement annually. Included in the $30,000 Amended Credit Agreement is a $15,000 sub-limit for a revolving line of credit which the Company uses to obtain letters of credit to support inventory purchases. At March 31, 2005 the issuing bank or an affiliate of the bank had letters of credit totaling $11,082 issued on our behalf under this facility.

Interest on borrowings is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date, December 31, 2005. Borrowings under the facility are collateralized by the Company’s cash and marketable securities deposited at Wells Fargo or its affiliates, and the Company is required to maintain balances with Wells Fargo or its affiliates of up to $37.0 million in order to have the full amount of the credit facility available. At March 31, 2005, there was no outstanding balance on this line.

The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at March 31, 2005.

Capital leases

Future minimum lease payments under capital leases are as follows:

Year Ending March 31,
2006	$9,982
2007	4,851
2008	3,004
2009	2

Total minimum lease payments	17,839
Less: amount representing interest	(1,455)

Present value of capital lease obligations	16,384
Less: current portion	(9,266)

Capital lease obligations, non-current	$7,118

12. 3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120,000 of 3.75% Convertible Senior Notes (the “Senior Notes”). This includes $20,000 of additional Senior Notes issued to the initial purchaser upon exercise of its 30-day purchase option to cover over-allotments. Proceeds to the Company were $116,199, net of $3,801 of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the first quarter of 2005, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $307. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1,574 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at March 31, 2005.

13. COMMITMENTS AND CONTINGENCIES

The Company leases 43 square feet of office space under an operating lease which was originally scheduled to expire in January 2007. However, this lease will be terminated and replaced with a lease agreement the Company entered into in December 2004 for a new office building in the Old Mill Corporate Center III in Salt Lake City, Utah. Pursuant to this agreement, the Company will lease approximately 143 rentable square feet for a term of 10 years beginning when the Company occupies the premises, which the Company expects to be in the summer of 2005 when construction is completed. On February 11, 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2,000. The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within 30 days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease.

The Company also leases 354 square feet for its warehouse facility in Salt Lake City, Utah under an operating lease which expires in August 2012.

Minimum future payments under these leases are as follows:

Year Ending March 31,
2006	$4,754
2007	5,295
2008	4,846
2009	4,977
2010	5,112
Thereafter	25,037

$50,021

Rental expense for operating leases totaled $390 and $644 for the quarters ended March 31, 2004 and 2005, respectively.

From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm the Company’s, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material impact on its financial statements.

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company had distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against the Company in the United States District Court for the Southern District of New York alleging that the Company had distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. These complaints also seek statutory and other damages in an unspecified amount and injunctive relief. Although the Company has filed answers to these complaints and the Company believes it has defenses to the allegations and intends to pursue them vigorously, the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages alleged in these suits.

In July 2004, Printmaker International, Ltd. filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company has distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. During the quarter ended March 31, 2005, Printmaker International, Ltd. dismissed the complaint with prejudice.  The Company did not admit to any liability or make any settlement payment.

In May 2004, the Company filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with the Company. In July 2004, TLMT Holdings filed a counterclaim against the Company alleging that the Company had breached the contract. The counterclaim seeks damages in an unspecified amount. During the quarter ended March 31, 2005, the parties dismissed the claims against each other.  While the terms of the settlement agreement are confidential, the Company did not admit to any liability and did not make any settlement payment.

In January 2003, the Company received a letter from NCR Corporation claiming that certain of its business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if the Company does not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, the Company filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that the Company did not infringe any valid claim of the patents asserted by NCR. On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On April 8, 2003, the Company filed an answer denying the material allegations in NCR’s counterclaims. On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date. On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice. The parties each reserved all claims and counterclaims. In August 2004, NCR notified the Company of its intent to terminate the standstill agreement. On September 2, 2004, the Company re-filed our complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that the Company does not infringe any valid claim of the patents asserted by NCR. On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On October 12, 2004, the Company filed an answer denying the material allegations in NCR’s counterclaims.  In March 2005, the parties entered into a confidential settlement agreement which dismissed the complaint and counterclaims with prejudice.  The Company did not pay any damages as part of the settlement.

In September 2004, the Company received a letter from BTG International Inc. claiming that certain of its business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with the Company, BTG filed a complaint in the United States District Court of Delaware alleging that certain of the Company’s business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, the Company filed an answer denying the material allegations in BTG’s claims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the BTG lawsuit is in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

14. INDEMNIFICATIONS AND GUARANTEES

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

15. VARIABLE INTEREST ENTITY

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

The Company has a ten year option to purchase (“Purchase Option”) 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option is the sum of (a) one thousand dollars, and (b) $3.0 million, which may be paid, at the Company’s election, in cash or by the forgiveness of $3.0 million of the entity’s indebtedness to the Company.

The entity was evaluated in accordance with FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity are consolidated into the financial statements of the Company.

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include:

March 31, 2005
Cash	$287
Accounts receivable	35
Inventory	7,862
Prepaid expenses	63
Property and equipment	264

$8,511

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10—Q contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our beliefs and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary products and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and other legal proceedings,and our defenses and responses to such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics, sporting goods, apparel, designer accessories and travel, among other products.  We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. In September 2004, we launched an online auction site as part of our Website – an online marketplace for the buying and selling of goods between our customers.

Our revenue is comprised of direct revenue and fulfillment partner revenue. During the quarter ended March 31, 2005, no single customer accounted for more than 1% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana.

Our fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website.  We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis,.  Similar to our direct segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club program and our Club O Gold bulk purchase program.  Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

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

During September 2004, we added an online auction service to our Website.  Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online.  We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commission for items sold as revenue. Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping site and not necessarily to our auction site. Revenue from our auctions business is included in the fulfillment partner segment 2005, as it is not large enough to separate out as its own segment at this early stage of the business.

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

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. Our advertising expenses totaled approximately $4.1 million and $16.5 million for the three months ended March 31, 2004 and 2005, respectively, which represent 94% and 98% of sales and marketing expenses for the respective periods. We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising efforts.

General and administrative expenses consist of wages and benefits for executive, accounting, technology, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

Goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the three months ended March 31, 2004 and 2005.

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

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and our unaudited financial statements included in this Quarterly Report on Form 10-Q as well as the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this Form 10-Q.

Commentary—Growth in Revenue.  Total revenue grew from $82.1 million during the first quarter of 2004 to $165.9 million in 2005, representing growth of 102%. During this same period, direct revenue increased from $38.6 million to $67.9 million (76% growth) and fulfillment partner revenue grew from $43.5 million to $98.0 million (125% growth).  Our total revenue continues to expand from increased marketing efforts, including nationwide television commercials and radio advertising campaigns. Additionally, for the entire month of March 2005 we implemented a promotional $1 shipping campaign, where we charged customers shipping of $1 per order versus the normal $2.95.  The increase in total revenue is also a reflection of our ability to acquire new customers, as evidenced by the addition of 796,000 new customers during the first quarter of 2005 compared to 429,000 new customers in 2004, an increase of 86%.

Commentary—Increases in Gross Bookings.  Management believes that to understand the year-over-year growth of our business and the results reflected in our financial statements, investors should understand the difference between our total revenue, as recorded under generally accepted accounting principles (“GAAP”), and the non-GAAP measure we call gross bookings.  Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission under GAAP, before returns, sales discounts. Gross bookings grew 97% in the first quarter of 2005, from $93.4 million last year to $184.2 million in the first quarter this year.

Commentary—Improved Gross Margins and Growth in Gross Profits.  Quarterly gross margins during the last five quarterly periods from the first quarter of 2004 through the first quarter of 2005 were: 10.3%, 11.3%, 13.3%, 15.2% and 15.0%, respectively.

The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas over the last five quarters.  In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped has decreased due to better process management and lower packaging costs, and as a result of increased sales volumes. Fulfillment costs during the first quarter of 2004 and 2005 were $6.8 million and $11.8 million, respectively, representing 8% and 7% of total revenue for those respective periods. As a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.

Management continues to believe that additional improvements can be made in shopping margins; however, no assurance can be given that this will occur.

With revenue up 102% (from $82.1 million in Q1 2004 to $165.9 million in Q2 2005), and gross margins increasing from 10.3% in Q1 2004 to 15.0% in Q1 2005, the mathematical product resulted in an increase in gross profits growth of 194%.  In absolute dollars, gross profits increased from $8.5 million for the quarter ended March 31, 2004 to $24.9 million recorded during the same period in 2005.

Management considers a continued increase in gross profit dollars to be an important aspect of the Company’s results.  In addition, management believes the growth in gross profit dollars versus the growth in operating expenses is an important financial metric for the Company, with the goal to have gross profit dollars growing at a higher rate than operating expenses.  While gross profits grew 194% year-over year, operating expenses grew 163%.

Commentary—General and Administrative Expenses and Technology Costs.  General and administrative expenses increased from $4.9 million in the first quarter of 2004 to $7.3 million during the first quarter of 2005, an increase of 50%, which represents 6% and 4% of total revenue, respectively.  Technology costs increased 199%, from $1.4 million in the first quarter of 2004 to $4.1 million in the first quarter of 2005.  The increase in absolute dollars in our general and administrative expenses and our technology costs was primarily attributable to costs associated with building infrastructure, including expansion of corporate systems, consulting and support fees, related depreciation expenses, as well as additional personnel costs from increased corporate headcount.

Commentary—Marketing.  Sales and marketing expenses totaled $4.4 million and $16.8 million for the quarters ended March 31, 2004 and 2005, respectively, representing 5% and 10% of total revenue for each those respective quarters.  During the first quarter of 2005, we continued to spend marketing dollars aggressively in both on-line and off-line areas. In particular, we spent aggressively with the large portals (MSN, Yahoo & AOL) and in keyword search (Google), as well as in TV and radio advertising, which resulted in an increase in our sales and marketing expenses.

During the quarter ended March 31, 2005, we spent approximately $2.6 million of our television advertising on a targeted campaign outside of our normal advertising budget that we believe returned disappointing results and reduced overall return on our marketing investment in the quarter.

Management believes that our extensive marketing efforts directly resulted in a significant increase in March 2005 Website traffic (172% year over year).  However, much of the increase has been in lower-converting traffic as well as traffic to our auctions tab, and thus, sales did not increase in proportion to increases in traffic.

Commentary—Strategic Projects.  Following is a brief update on some of our recent strategic projects:

1) Auctions— Our Auctions continue what we believe to be a robust start, as we are able to maintain approximately 1% of the listings of eBay’s domestic business. We have found goodwill and support in the serious auction community, which is guiding us regarding the features and programs it wants us to develop.

2) Propeller —Our collaborative filtering initiative is live and we believe it is providing some sales lift. However, it still requires fine tuning, and we believe it will be more fully functional by the end of the summer.

3) Travel —While cruises are live, the date for completion of the tab (including other services such as flights, hotels, car rentals, etc.) slid from April to June.

4) Design Your Own Jewelry™ —We have added the ability on our website for a customer to design an engagement ring to their own specifications.  This department ran at a loss in the first quarter, and we expect that loss to continue for at least one or two more quarters. While we intend to run this with minimal inventory in the long term, we came across a large diamond buying opportunity (over $7 million of loose diamonds) that came to us just before we launched this program.  As a result, the diamonds are a large portion of our inventory balance at the end of the quarter.

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

•                  accounting for income taxes

•                  valuation of long-lived and intangible assets and goodwill; and

•                  derivative instruments

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

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club and our Club O Gold bulk purchase program.

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

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $781,000 and $1.9 million as of March 31, 2004 and 2005, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $750,000 and $899,000 as of December 31, 2004 and March 31, 2005, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $45.3 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004. At March 31, 2005, our inventory balance was $49.0 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and March 31, 2005, we have recorded a full valuation allowance of $28.5 million and $30.1 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during the quarter ended March 31, 2005. Goodwill totaled $2.8 million as of December 31, 2004 and March 31, 2005.

Derivative instruments.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of March 31, 2005, the Company had not designated any derivative instruments as hedges.

Results of Operations — 2004 compared to 2005

Revenue

Total revenue grew from $82.1 million during the first quarter of 2004 to $165.9 million in 2004, representing growth of 102%. During this same period, direct revenue increased from $38.6 million to $67.9 million (76% growth) and fulfillment partner revenue grew from $43.5 million to $98.0 million (125% growth).  Our total revenue continues to expand from increased marketing efforts, including new nationwide television commercials and radio advertising campaigns. Additionally, for the entire month of March 2005, we experimented with a $1 shipping campaign, in which we charged customers $1 versus the normal $2.95 per order.  The increase in total revenue is also a reflection of our ability to acquire new customers, as evidenced by our addition of 796,000 new customers during the first quarter of 2005 compared to 429,000 new customers in the first quarter of 2004, an increase of 86%.

Gross bookings totaled $93.4 million and $184.2 million for the quarters ended March 31, 2004 and 2005, respectively, representing an increase of 97%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns and sales discounts.

Cost of goods sold

Cost of goods sold increased in absolute dollars, from $73.6 million during the first quarter of 2004 to $141.0 million in 2005. In comparing the first quarters of 2004 and 2005, total revenue increased 102% (from $82.1 million to $165.9 million) while gross profit dollars increased 194%.  However, as a percent of total revenue, cost of goods sold decreased from 90% to 85% for those respective periods resulting in gross margins of 10% and 15% for the quarters ended March 31, 2004 and 2005, respectively. Quarterly gross margins during the last five quarterly periods from the first quarter of 2004 through the first quarter of 2005 were: 10.3%, 11.3%, 13.3%, 15.2% and 15.0%, respectively.  The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas.  In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. In addition, we have made improvements to our fulfillment costs. Fulfillment costs during the first quarter of 2004 and 2005 were $6.8 million and $11.8 million, respectively, representing 8% and 7% of total revenue for those respective periods. Fulfillment costs include warehousing (excluding packaging costs), customer service costs and credit card fees. In addition, as a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs.

	Quarter ended March 31,
	2004		2005

Total revenue	$82,078	100%	$165,881	100%
Cost of goods sold
Product costs, freight costs, and other cost of goods sold	66,788	81%	129,161	78%
Fulfillment costs	6,821	8%	11,849	7%
Total cost of goods sold	73,609	89%	141,010	85%
Gross profit	$8,469	11%	$24,871	15%

Gross profits for our direct operations increased from $3.8 million for the quarter ended March 31, 2004 to $9.7 million recorded during the same period in 2005. For our direct operations, gross profit dollars increased 159% on a year-over-year basis while sales increased 76%. Gross profits for our direct operations, as a percentage of direct revenue increased from 10% during the first quarter of 2004 to 14% during the first quarter of 2005. This was primarily due to the efficiencies received including more favorable pricing and effective buying as well as decreases in outbound and inbound shipping costs.

Our fulfillment partner operations generated gross profits of $4.7 million (11% margins) and $15.1 million (15% margins) for the quarters ended March 31, 2004 and 2005, respectively. The increase in the gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins for our fulfillment partner operations is largely due to improvements in buying, customer service costs and credit card fees, as well as a decrease in BMV sales from 28% of fulfillment partner revenue during the first quarter of 2004 to 20% during the first quarter of 2005. Gross margins for BMV products have historically been much lower than those of other product categories.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $4.4 million and $16.8 million for the quarters ended March 31, 2004 and 2005, respectively, representing 5% and 10% of total revenue for each those respective quarters. During 2004, online marketing rates generally increased. This increase coupled with our decision to increase our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google) resulted in the increase in our sales and marketing expenses. In addition, we continued our television and radio campaigns through the first quarter of 2005.

General and administrative expenses and technology costs.  General and administrative expenses increased 50% from $4.9 million in the first quarter of 2004 to $7.3 million during the first quarter of 2005, representing 6% and 4% of total revenue, respectively.  Technology costs increased 199%, from $1.4 million in the first quarter of 2004 to $4.1 million in first quarter of 2005.  The increase in absolute dollars was primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount. The increase in general and administrative expenses also included the costs associated with the strategic projects of 2005, namely, completion our auctions tab, reconstruction of our travel department and the development of our search engine. The 2005 increase also reflects significant increases in technology, legal and accounting costs over 2004.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $135,000 and $20,000 for the quarters ended March 31, 2004 and 2005, respectively.

Non-operating income (expense)

Interest income, interest expense and other income (expense).  The increase in interest income from $98,000 during the first quarter of 2004 to $644,000 during the first quarter of 2005 is due to the increase in our cash and marketable securities from our equity and debt offerings during 2004. Interest income was also offset by a loss due to changes in the fair value of our foreign corporate securities (Note 4).  Interest expense increased from $16,000 during the first quarter of 2004 to $1.4 million during the first quarter of 2005, primarily as a result of the interest expense from our convertible senior notes issued in November 2004. We recorded other income (expense) of $2,000 during the first quarter of 2004 and zero in 2005.

Income taxes

Income taxes.  At March 31, 2004 and 2005, we had net operating loss carryforwards of approximately $70.6 million and $82.8 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. We are currently evaluating pricing models and the transition provisions of this standard and will begin expensing stock options in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—an Amendment of ARB No. 43, Chapter 4. This standard provides clarification that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. Additionally, this standard requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact to our financial statements.

In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-than-Temporary Impairments and its Application to Certain Investments, which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staffs views on a variety of matters relating to the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) and certain Securities and Exchange Commission Rules and regulations.  The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under Statement 123R in the first quarter of 2006.

Seasonality

Financial results for Internet retailers are generally seasonal.  Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season.  The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties.  Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future.  The following table reflects the Company’s revenues for each of the quarters available since 2002 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

2005	$165,881

2004	82,078	$87,792	$103,444		$221,321

2003	29,164	28,833	57,788	*	123,160

2002	12,067	14,380	23,808		41,529

* Note that beginning in the third quarter of 2003, total revenue reflects the change in the Company’s returns policy, as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction exempt from registration under the Securities Act. At March 31, 2005, our cash and cash equivalents balance was $37.6 million and our marketable securities totaled $155.2 million.

Our operating activities resulted in net cash outflows of $21.8 million and $35.2 million for the quarters ended March 31, 2004 and 2005, respectively. The primary operating uses of cash and cash equivalents during the first quarter of 2005 was to fund our operations, including net losses of $4.2 million, and changes in accounts payable ($24.2 million), prepaid expenses ($6.3 million) and inventory ($3.7 million). This was offset by the change in prepaid inventory of $2.4 million.

Cash used in investing activities included $13.0 million in capital expenditures for property and equipment and a net decrease of $66.7 million from the purchase and sales of marketable securities. For the quarters ended March 31, 2004 and 2005, net cash used in investing activities amounted to $1.8 million and $79.1 million, respectively.

Net cash used in financing activities during the quarter ended March 31, 2005 amounted to $46.8 million, consisting primarily of purchased call options totaling $47.5 million and payments on capital lease obligations of $151,000, offset by proceeds from the exercise of stock options and warrants of $906,000.  Net cash provided by financing activities during the quarter ended March 31, 2004 was $2.1 million, primarily from the exercise of stock options and warrants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$120,000	$—	$—	$—	$120,000
Interest on convertible senior notes	31,588	4,588	9,000	9,000	9,000
Capital lease obligations	17,839	9,982	7,855	2	—
Operating leases	50,021	4,754	10,141	10,089	25,037
Purchase obligations	54,702	54,702	—	—	—
Total contractual cash obligations	$274,150	$74,026	$26,996	$19,091	$154,037

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$11,082	$11,082	$—	$—	$—
Redeemable common stock	3,212	—	3,212	—	—
Total commercial commitments	$14,294	$11,082	$3,212	$—	$—

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1,574,000 shares (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of the Company).

Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 143,000 square feet of office space in Salt Lake City. We expect to take possession of the new office space in the summer of 2005, and to terminate our lease obligations under our current office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $1.9 million will be payable in 2005. In connection with the preparation of the new office space, we have agreed to provide a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We expect to pay this entire amount for leasehold improvements during 2005.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

In December 2004, we replaced our senior secured credit facility with an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10.0 million of letters of credit for the purchase of inventory. The Amended Credit Agreement provides us a revolving line of credit of up to $30.0 million and expires December 31, 2005. We have an option to renew the Amended Credit Agreement annually. Included in the $30.0 million Amended Credit Agreement is a $15.0 million sub-limit for a revolving line of credit which we use to obtain letters of credit to support inventory purchases. At March 31, 2005 the issuing bank or an affiliate of the bank had letters of credit totaling $11.1 million issued on our behalf under this facility.

Interest on the facility is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on December 31, 2005. Borrowings under the facility are collateralized by our cash and marketable securities deposited at Wells Fargo or its affiliates, and we are required to maintain balances with Wells Fargo or its affiliates of up to $37.0 million in order to have the full amount of the credit facility available to us. Consequently, although the facility provides us with some flexibility, it does not increase our liquidity. The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfers of assets. We were in compliance with these covenants at March 31, 2005. At March 31, 2005, there was no outstanding balance under the facility except for the outstanding letters of credit.

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

In January 2005, the Company’s Board of Directors authorized a stock buyback program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Company’s Board of Directors authorized an increase to the stock buyback program from $50.0 million to a total of $100.0 million.  Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice. Pursuant to the stock buyback program, the Company has purchased some stock in the open market through May 6, 2005.

In February and March 2005, in connection with the buyback program, we entered into several purchased call options, pursuant to which we may purchase up to 1,250,000 shares of our common stock at certain settlement dates during the quarter ending June 30, 2005. In connection with these repurchase transactions, we have paid approximately $47.5 million. Upon settlement, we, at our option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement. Accordingly, we expect to receive either our capital investment returned with a premium or shares of our common stock, depending on whether the market price of our common stock is above or below pre-determined prices agreed in connection with each such transaction.

To the extent that shares of common stock are delivered to us as a result of the transactions described above, the aggregate amount the Company pays or paid for the repurchase of the shares as a result of these transactions will reduce the amount we might otherwise have spent to directly repurchase shares from time to time under the stock repurchase program.

We believe that the cash and marketable securities currently on hand, amounts available under our credit facility and expected cash flows from operations will be sufficient to continue operations for at least the next twelve months. While we anticipate that, beyond the next twelve months, our expected cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Factors that May Affect Future Results.”

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

In January 2005, we received an inquiry from the Federal Trade Commission (“FTC”) regarding our shipping policies and systems and other matters. We are cooperating fully with the FTC’s inquiry. We are currently unable to determine the potential outcome of this inquiry.

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

Factors that May Affect Future Results

Any investment in our securities involves a high degree of risk.  Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.  The occurrence of any of the following risks could harm our business.  The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.3 million and $4.2 million for the quarters ended March 31, 2004 and 2005, respectively. As of December 31, 2004, and March 31, 2005, our accumulated deficit was $73.0 million and $77.3 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our securities may decline.

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

During the first quarter of 2005, we had fulfillment partner relationships with approximately 405 third parties whose products we offer for sale on our Websites. At March 31, 2005, these products accounted for approximately 62% of the non-BMV products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We are partially dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

In our fulfillment partner business, although we handle returned merchandise, we continue to rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Websites, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

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

We rely upon multiple third parties for the shipment of our products. Because we do not have a written long-term agreement with any of these third parties, we cannot be sure that these relationships will continue on terms favorable to us, if at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. Changing carriers would likely have a negative effect on our business, prospects, operating results and financial condition. Potential adverse consequences include:

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

Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. Because we were unable to generate significant traffic for our former B2B site, in the third quarter of 2004, we merged the B2B site into our main website, and opened our “Club O Gold” bulk purchase program. Our failure to succeed in this market or other markets or other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Websites, and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York

alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. In addition, in January 2005, Tiffany filed additional complaints against us asserting similar claims. See “Legal Proceedings” for additional information regarding our lawsuits with Tiffany and other third parties.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “notes”) in November 2004, we incurred $120,000,000 of indebtedness. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.2 million at March 31, 2005.

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

In January 2005, the Company purchased $49.9 million in foreign corporate securities (“Notes”) which mature in September and November 2006.  The Notes have a conditional coupon rate indexed to a basket of eight Asian currencies.  At maturity, the Company will receive back its total initial investment in the Notes, plus additional coupon interest depending on the performance of the Asian currencies to the dollar.  For example, if the Asian currencies strengthen in relation to the US dollar over the life of Notes, the coupon interest will be greater.  If the inverse is true, the Company receives only a small interest payment in addition to its original investment.  If the Company redeems the Notes prior to maturity, we may not realize the full amount of our initial investment.

Under SFAS No. 133, the Notes are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss based on the quarterly mark-to-market valuation will be recorded in the income statement as a component of interest income.  The impact of the Notes’ mark-to-market valuation resulted in a loss of $344,000 for the quarter ended March 31, 2005.

At March 31, 2005, we had $37.6 million in cash and cash equivalents and $155.2 million in marketable securities (including the foreign Notes). A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $1.9 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2005, we had approximately $120.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at March 31, 2005, there were no borrowings outstanding under our line of credit and letters of credit totaling $11.1 million were outstanding under our credit facility.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $120.0 million at March 31, 2005.

In January 2005, our Board of Directors authorized a stock repurchase program under which we can repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Board of Directors increased the stock repurchase program to $100.0 million.  Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

In February and March 2005, we entered into several purchased call options, pursuant to which we may purchase up to 1,250,000 shares of our common stock at certain settlement dates during the quarter ending June 30, 2005. In connection with these repurchase transactions, we have paid approximately

$47.5 million. Upon settlement, we, at our option, may elect to settle the contracts by physical settlement, net share settlement or net cash settlement. Accordingly, we expect to receive, either our capital investment returned with a premium or shares of our common stock, depending on whether the market price of our common stock is above or below pre-determined prices agreed in connection with each such transaction.

As a result of these structured stock repurchase transactions, we have market risk exposure to the trading price of our common stock. The objective and general strategy of the transactions is to implement a portion of the stock repurchases authorized by our Board of Directors. We may enter into similar transactions in the future.

ITEM 4.                                     CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

During the three-month period ended March 31, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. These complaints also seek statutory and other damages in an unspecified amount and injunctive relief. Although we have filed answers to these complaints and we believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the validity of the claims or the amount of potential damages alleged in these suits.

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. During this quarter, Printmaker International, Ltd. dismissed the complaint with prejudice.  We did not admit to any liability or make any settlement payment.

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us. In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract. The counterclaim seeks damages in an unspecified amount. During this quarter, the parties dismissed the claims against each other.  While the terms of the settlement agreement are confidential, we did not admit to any liability or make any settlement payment.

In January 2003, we received a letter from NCR Corporation claiming that certain of our business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR. On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On April 8, 2003, we filed an answer denying the material allegations in NCR’s counterclaims. On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date. On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice. The parties each reserved all claims and counterclaims. In August 2004, NCR notified us of its intent to terminate the standstill agreement. On September 2, 2004, we re-filed our complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the patents asserted by NCR. On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of our business practices and information technology systems infringe patents owned by NCR. On October 12, 2004, we filed an answer denying the material allegations in NCR’s counterclaims.  In March 2005, the parties entered into a confidential settlement agreement which dismissed the complaint and counterclaims with prejudice.  We did not pay any damages as part of the settlement.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the BTG lawsuit is in the early stages of discovery, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended March 31, 2005, we issued 23,493 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $6.94 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the first quarter of 2005, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.  Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases.  Column (b) sets forth the average price paid per share.  Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2005 To January 31, 2005	—		—	—	$100,000,000
February 1, 2005 to February 28, 2005	20,000	(1)	$48.61	—	$100,000,000
March 1, 2005 to March 31, 2005	—		—	—	$100,000,000
Total	20,000		$48.61	—	$100,000,000

(1)  All 20,000 shares were purchased by the Company’s President Patrick M. Byrne, who may be deemed to be an “affiliated purchaser”“ as defined in Rule 10b-18(a)(3) under the Exchange Act.  None of the shares purchased were purchased by the Company.

ITEM 3.                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                                     OTHER INFORMATION

None.

ITEM 6.                                     EXHIBITS

(a)                                  Exhibits

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
Senior Vice President, Finance

Dated:  May 10, 2005