Form 10-Q
period 2005-06-30
OVERSTOCK COM INC
filed 2005-08-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-49799

OVERSTOCK.COM, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6350 South 3000 East
Salt Lake City, Utah 84121
(Address, including zip code, of
Registrant’s principal executive offices)

Former address:
6322 South 3000 East, Suite 100
Salt Lake City, Utah 84121

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

Yes ☒  No ☐

There were 18,694,981 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 2, 2005.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
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
Item 6. Exhibits
Signature

PART 1. FINANCIAL INFORMATION

ITEM 1 .  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31, 2004	June 30, 2005

Assets
Current assets:
Cash and cash equivalents	$198,678	$31,350
Marketable securities	88,802	88,625
Cash, cash equivalents and marketable securities	287,480	119,975
Accounts receivable, net	5,715	13,649
Inventories, net	45,279	59,783
Prepaid inventory	12,322	10,410
Prepaid expenses and other assets	3,444	8,080

Total current assets	354,240	211,897

Restricted cash	1,602	833
Property and equipment, net	16,122	51,084
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,372

Total assets	$376,264	$267,970

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$39,486
Accrued liabilities	22,917	25,411
Capital lease obligations, current	595	6,445

Total current liabilities	87,572	71,342

Capital lease obligations, non-current	743	7,038
Convertible senior notes	116,251	84,468

Total liabilities	204,566	162,848

Commitments and contingencies (Note 12)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and June 30, 2005	3,166	3,259

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and June 30, 2005 respectively
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 and 19,919 shares issued and 19,355 and 18,228 shares outstanding as of December 31, 2004 and June 30, 2005 respectively	2	2
Additional paid-in capital	243,131	247,751
Accumulated deficit	(73,005)	(79,816)
Unearned stock-based compensation	(1,301)	(510)
Treasury stock, 35 and 1,691 shares at cost as of December 31, 2004 and June 30, 2005, respectively	(100)	(65,337)
Accumulated other comprehensive loss	(195)	(227)

Total stockholders’ equity	168,532	101,863

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$267,970

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Revenue
Direct	$41,113	$60,064	$79,693	$127,948
Fulfillment partner	46,679	90,574	90,177	188,571

Total revenue	87,792	150,638	169,870	316,519

Cost of goods sold
Direct	36,786	52,154	71,602	110,307
Fulfillment partner	41,114	76,375	79,907	159,232

Total cost of goods sold	77,900	128,529	151,509	269,539

Gross profit	9,892	22,109	18,361	46,980

Operating expenses:
Sales and marketing	6,605	14,495	10,982	31,320
Technology	1,830	6,094	3,201	10,189
General and administrative	3,737	7,531	8,617	14,864
Amortization of stock-based compensation	123	53	258	73

Total operating expenses	12,295	28,173	23,058	56,446

Operating loss	(2,403)	(6,064)	(4,697)	(9,466)

Interest income	127	896	225	1,540
Interest expense	(46)	(1,517)	(62)	(2,962)
Other income, net	—	4,170	2	4,170

Net loss	(2,322)	(2,515)	(4,532)	(6,718)
Deemed dividend related to redeemable common stock	(46)	(47)	(94)	(93)

Net loss attributable to common shares	$(2,368)	$(2,562)	$(4,626)	$(6,811)

Net loss per common share — basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.34)
Weighted average common shares outstanding — basic and diluted	17,577	19,709	17,128	19,785

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (unaudited)

								Accumulated
			Additional		Unearned			Other
	Common stock		Paid-in	Accumulated	stock-based	Treasury stock		Comprehensive
	Shares	Amount	Capital	deficit	compensation	Shares	Amount	Income (loss)	Total
	(amounts in thousands)
Balance at December 31, 2004	19,390	$2	$243,131	$(73,005)	$(1,301)	(35)	$(100)	$(195)	$168,532

Exercise of stock options and warrants	529	—	3,908	—	—	—	—	—	3,908

Issuance of common stock from treasury	—	—	294	—	—	6	17	—	311

Purchase of treasury stock	—	—	—	—	(665)	(24,133)			(24,133)

Purchased call options	—	—	(47,507)	—	—	—	—	—	(47,507)

Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	—	7,937

Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	—	(997)	(41,121)	—	—

Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(46)	—	46	—	—	—	—

Amortization of stock-based compensation	—	—	—	—	73	—	—	—	73

Stock-based compensation to consultants in exchange for services	—	—	(1,087)	—	672	—	—	—	(415)

Deemed dividend related to redeemable common stock	—	—	—	(93)	—	—	—	—	(93)

Comprehensive income (loss):

Net loss	—	—	—	(6,718)	—	—	—	—	(6,718)

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)	(6)
Cumulative translation adjustment								(26)	(26)
Total comprehensive loss									(6,750)

Balance at June 30, 2005	19,919	$2	$247,751	$(79,816)	$(510)	(1,691)	$(65,337)	$(227)	$101,863

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2004	2005	2004	2005	2004	2005

Cash flows from operating activities:
Net loss	$(2,322)	$(2,515)	$(4,532)	$(6,718)	$(11,342)	$(7,188)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	890	2,930	1,646	4,565	2,953	6,856
Amortization of unearned stock-based compensation	123	53	258	73	612	175
Realized gain (loss) from marketable securities	—	(25)	—	(26)	(4)	(28)
Loss on disposition of property and equipment	—	—	—	—	—	34
Stock options issued to consultants for services	289	(15)	569	(415)	595	294
Amortization of debt discount and deferred financing fees	—	116	—	423	—	570
Gain from retirement of convertible senior notes	—	(4,170)	—	(4,170)	—	(4,170)
Issuance of common stock from treasury	—	60	—	311	—	311
Changes in operating assets and liabilities:
Accounts receivable, net	4,620	755	3,604	3	1,641	868
Inventories, net	1,708	(10,827)	(922)	(14,504)	(11,373)	(28,935)
Prepaid inventory	(1,444)	(503)	(1,180)	1,912	(1,476)	1,912
Prepaid expenses and other assets	(896)	1,666	(1,250)	(4,636)	1,963	(13,330)
Other long-term assets, net	16	603	(1,370)	(11)	(1,251)	3
Accounts payable	6,937	(374)	(8,841)	(24,574)	14,020	17,965
Accrued liabilities	443	2,148	595	2,494	5,795	15,498

Net cash provided by (used in) operating activities	10,364	(10,098)	(11,423)	(45,273)	2,133	(9,165)

Cash flows from investing activities:
Increase (decrease) in restricted cash	(1,875)	179	(1,875)	769	(1,875)	1,042
Investments in marketable securities	(9,684)	(36,047)	(12,242)	(161,991)	(26,589)	(242,626)
Sales of marketable securities	1,283	102,926	2,474	162,188	23,737	175,087
Expenditures for property and equipment	(1,199)	(11,246)	(1,599)	(24,276)	(6,606)	(31,411)
Proceeds from the sale of property and equipment	—	—	—	—	—	20
Expenditures for other long-term assets	—	—	—	—	(172)	—

Net cash provided by (used in) investing activities	(11,475)	55,812	(13,242)	(23,310)	(11,505)	(97,888)

Cash flows from financing activities:
Payments on capital lease obligations	(334)	(2,901)	(354)	(3,052)	(458)	(3,357)
Borrowings on line of credit	1,000	—	1,000	—	1,000	(1,000)
Issuance of common stock, net of issuance costs	37,857	—	37,857	—	37,857	75,207
Issuance of convertible senior notes	—	—	—	—	—	116,251
Payments to retire convertible senior notes	—	(27,935)	—	(27,935)	—	(27,935)
Purchased call options	—	—	—	(47,507)	—	(47,507)
Purchase of treasury stock	—	(24,133)	—	(24,133)	—	(24,133)
Exercise of stock options and warrants	792	3,002	2,959	3,908	3,401	5,238

Net provided by (used in) financing activities	39,315	(51,967)	41,462	(98,719)	41,800	92,764

Effect of exchange rate changes on cash	6	(8)	5	(26)	4	(9)

Net increase (decrease) in cash and cash equivalents	38,210	(6,261)	16,802	(167,328)	32,432	(14,298)
Cash and cash equivalents, beginning of period	7,438	37,611	28,846	198,678	13,216	45,648

Cash and cash equivalents, end of period	$45,648	$31,350	$45,648	$31,350	$45,648	$31,350

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING POLICIES

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of June 30, 2005, the Company had not designated any derivative instruments as hedges.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense included in sales and marketing expenses totaled $6,391 and $14,084 during the three months ended June 30, 2004 and 2005, respectively, and $10,502 and $30,565 during the six months ended June 30, 2004 and 2005, respectively.

Recent accounting pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the “FASB” issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“Statement 123R”). This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing all stock-based compensation in the first quarter of 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staffs views on a variety of matters relating to the interaction between “Statement 123R” and certain Securities and Exchange Commission Rules and regulations.  The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under Statement 123R in the first quarter of 2006.

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

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions at June 30, 2005 as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

U.S. government and government agency securities	$36,099	$—	$(198)	$35,901
Corporate securities	800	—	—	800
Mortgage-backed securities	2,270	—	(5)	2,265
Foreign corporate securities	49,937	—	(278)	49,659

Total	$89,106	$—	$(481)	$88,625

All marketable securities mature between 2005 and 2029 and are classified as available-for-sale securities.  Available-for-sale securities are classified as current as they are deemed available for use, if needed for current operations.

Derivative instruments

During the first quarter of 2005, the Company purchased $49,937 of Foreign Corporate Securities (“Notes”) which fully mature in November 2006.  The Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity.  The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar.  If the Company redeems the Notes prior to maturity, the Company may not realize the full amount of its initial investment.  At June 30, 2005, the Notes had a fair value of $49,659.

Under SFAS No. 133, the Notes are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss based on the quarterly mark-to-market valuation will be recorded in the income statement as a component of interest income.  The impact of the Notes’ mark-to-market valuation resulted in a gain of $66 for the quarter ended June 30, 2005, and a loss of $278 for the six months ended June 30, 2005.

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

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components.  The Company’s comprehensive loss for the three and six months ended June 30, 2004 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Net loss	$(2,322)	$(2,515)	$(4,532)	$(6,718)
Net unrealized gain (loss) on marketable securities	(81)	321	(62)	(6)
Foreign currency translation adjustment	6	(8)	5	(26)

Comprehensive loss	$(2,397)	$(2,202)	$(4,589)	$(6,750)

5. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three and six month periods ended June 30, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,493 options and 446 warrants outstanding at June 30, 2005.  As of June 30, 2005, the Company had $87,000 of convertible senior notes outstanding (Note 11), which could potentially convert into 1,154 shares of common stock in the aggregate.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three or six-month periods ended June 30, 2004 or 2005.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2004 and 2005:

	Three months ended June 30,			Six months ended June 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2004
Revenue	$41,113	$46,679	$87,792	$79,693	$90,177	$169,870
Cost of goods sold	36,786	41,114	77,900	71,602	79,907	151,509

Gross profit	$4,327	$5,565	9,892	$8,091	$10,270	18,361
Operating expenses			(12,295)			(23,058)
Other income (expense), net			81			165

Net loss			$(2,322)			$(4,532)

2005
Revenue	$60,064	$90,574	$150,638	$127,948	$188,571	$316,519
Cost of goods sold	52,154	76,375	128,529	110,307	159,232	269,539

Gross profit	$7,910	$14,199	22,109	$17,641	$29,339	46,980
Operating expenses			(28,173)			(56,446)
Other income, net			3,549			2,748

Net loss			$(2,515)			$(6,718)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouses. Costs for this segment include product costs, inbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites. Costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs. This segment also includes revenues and direct costs associated with our on-line auctions and travel businesses.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

For the three and six-month periods ended June 30, 2004 and 2005, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2004 and June 30, 2005, all of the Company’s fixed assets were located in the United States of America.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005

Net loss, as reported	$(2,322)	$(2,515)	$(4,532)	$(6,718)
Add: Stock-based employee compensation expense included in reported net income	123	53	258	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(835)	(1,011)	(1,944)	(1,915)

Pro forma net loss	$(3,034)	$(3,473)	$(6,218)	$(8,560)

Net loss per common share
Basic and diluted - as reported	$(0.13)	$(0.13)	$(0.27)	$(0.34)
Basic and diluted - pro forma	$(0.17)	$(0.18)	$(0.36)	$(0.43)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating stock price volatility.  For options granted during the three months ended June 30, 2004 and 2005, the historical stock price volatility used was based on a daily stock price observation, using the closing price, which resulted in an expected stock price volatility of 101% and 80%, for those respective periods.  For purpose of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.  Effective January 1, 2006, the Company will record stock compensation expense in accordance with FAS 123R.

9. SHARE BUYBACK PROGRAM

During January 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $50,000 of its common stock through December 31, 2007.  On April 26, 2005, the Board of Directors increased the amount of the stock buyback program to $100,000. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of its three-year stock repurchase program to include the repurchase of its Convertible Senior Notes.

During 2005, the Company entered into several purchased call options, pursuant to which the Company could have been required to purchase up to 1,250 shares of its common stock at certain settlement dates during the quarter ended June 30, 2005.  In connection with these repurchase transactions; the Company paid approximately $47,507, which has been recorded in shareholders’ equity in the consolidated balance sheet.

At our option, the purchased call options were settled in cash or stock, based on the market price of our common stock on the date of the settlement.  Upon settlement, we either had our capital investment returned with a premium or received shares of our common stock, depending, respectively, on whether the market price of our common stock was above or below a pre-determined price agreed in connection with each such transaction.  These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets.

Under the buyback program, we repurchased approximately 665 shares of our common stock in open market transactions for $24,134 during the six months ended June 30, 2005.  In addition, approximately 1,000 shares of common stock were acquired as a result of the settlement of $41,121 of structured stock repurchase transactions during the six months ended June 30, 2005.  The purchased call options that did not settle in stock, settled in cash totaling $7,937.  The Company recorded a receivable in the consolidated balance sheet for the $7,937 received by the Company in July 2005.

10. BORROWINGS

In December 2004, the Company entered into an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10,000 of letters of credit for the purchase of inventory. The Amended Credit Agreement provided a revolving line of credit to the Company of up to $30,000 (subsequently reduced as described below) and expires December 31, 2005. The Company has an option to renew the Amended Credit Agreement annually. Included in the $30,000 Amended Credit Agreement was a $15,000 sub-limit for a revolving line of credit which the Company used to obtain letters of credit to support inventory purchases.

In June 2005, we entered into a fifth amendment to the credit agreement (“Fifth Amended Credit Agreement”).  The Fifth Amended Credit Agreement reduced the revolving line of credit from $30,000 to $20,000.  The $15,000 sub-limit which we use to obtain letters of credit remains unchanged.  At June 30, 2005 the issuing bank or an affiliate of the bank had letters of credit totaling $11,214 issued on our behalf under this facility.

Interest on borrowings is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date, December 31, 2005. Borrowings under the facility are collateralized by the Company’s cash and marketable securities deposited at Wells Fargo or its affiliates, and the Company is required to maintain balances with Wells Fargo or its affiliates of up to $21,100 in order to have the full amount of the credit facility available. At June 30, 2005, there was no outstanding balance on this line.

The Fifth Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at June 30, 2005.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.  The Company expects that in the normal course of business the leases will expire.  Software and equipment acquired relating to the capital leases were $16,335 and $1,835 at June 30, 2005 and December 31, 2004, respectively, with accumulated depreciation of $1,833 and $395 for those respective periods.  Depreciation of assets recorded under capital leases was $1,426 and zero for the six months ended June 30, 2005 and 2004, respectively.

Future minimum lease payments under capital leases are as follows:

Year Ending June 30,
2006	$7,192
2007	4,768
2008	3,001
2009	—
2010	—
Total minimum lease payments	14,961
Less: amount representing interest	(1,478)
Present value of capital lease obligations	13,483
Less: current portion	(6,445)
Capital lease obligations, non-current	$7,038

11.  3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120,000 of 3.75% Convertible Senior Notes (the “Senior Notes”). This includes $20,000 of additional Senior Notes issued to the initial purchaser upon exercise of its 30-day purchase option to cover over-allotments. Proceeds to the Company were $116,199, net of $3,801 of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the three and six months ended June 30, 2005, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $116 and $423, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at June 30, 2005.

In June 2005, under the Share Buyback Program (see Note 9), the Company retired $33,000 of its 3.75% Convertible Senior Notes (the «Senior Notes»), which were due on December 1, 2011 for $27,935 in cash.  As a result of the note retirement, the Company recognized a net gain of $4,170, net of associated unamortized discount cost of $960, in other income in the consolidated statements of operations.  As of June 30, 2005, $87,000 of the Senior Notes remained outstanding.

12. COMMITMENTS AND CONTINGENCIES

Through July 2005, the Company leased 43 square feet of office space under an operating lease which was originally scheduled to expire in January 2007. However, effective July 2005 this lease was terminated and replaced with a lease for a new office building in the Old Mill Corporate Center III in Salt Lake City, Utah. Pursuant to this agreement, the Company will lease approximately 143 rentable square feet for a term of ten years beginning July 2005. The Company and Old Mill Corporate Center III, LLC (the “Lessor”) have entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2,000.

The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within thirty days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease.  The Company issued a letter of credit for $500 to the Lessor.

The Company also leases 354 and 143 square feet for its warehouse facilities in Utah and Indiana, respectively, under operating leases which expire in August 2012.

In June 2005, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in the next three years.  It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows:

Twelve Months Ending June 30,
2006	$4,939
2007	6,242
2008	7,193
2009	7,548
2010	7,756
Thereafter	40,125
$73,803

Rental expense for operating leases totaled $392 and $498 for the three months ended June 30, 2004 and 2005, respectively, and $783 and $998 for the six months ended June 30, 2004 and 2005, respectively.

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

In September 2004, the Company received a letter from BTG International Inc. claiming that certain of its business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with the Company, BTG filed a complaint in the United States District Court of Delaware alleging that certain of the Company’s business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, the Company filed an answer denying the material allegations in BTG’s claims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the BTG lawsuit is in the discovery stage, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

13. INDEMNIFICATIONS AND GUARANTEES

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

14. VARIABLE INTEREST ENTITY

In August 2004, the Company entered into an agreement which allows the Company to lend up to $10,000 to an entity for the purpose of buying inventory, primarily to supply a new category within our jewelry store which allows customers purchasing diamond rings to select both a specific diamond and ring setting. In November 2004, the Company loaned the entity $8,400. The promissory note bears interest at 3.75% per annum. The Company is also entitled to receive fifty percent (50%) of any profits of the entity. Interest is due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, shall be due and payable. The promissory note is collateralized by all of the assets of the entity.

The Company has a ten year option to purchase (“Purchase Option”) 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option is the sum of (a) one thousand dollars, and (b) $3,000, which may be paid, at the Company’s election, in cash or by the forgiveness of $3,000 of the entity’s indebtedness to the Company.

The entity was evaluated in accordance with FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity are consolidated into the financial statements of the Company.

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include:

June 30, 2005
Cash	$166
Accounts receivable	61
Inventory	7,737
Prepaid expenses	52
Property and equipment	250
Total assets	$8,266

15.  SUBSEQUENT EVENTS

On July 1, 2005, the Company acquired all of the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25,000 (plus potential earn out payments based on operating results for the next four years), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 among the Company, Ski West, and all of the shareholders of Ski West.  Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company. Ski West is a rapidly growing, on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises.

On July 1, 2005, the Company and OMTek, LLC («OMTek») executed a Colocation Center Agreement («Agreement») for a portion of the first floor in the Old Mill Corporation Center II building in Salt Lake City, Utah (the «Building»). Pursuant to this Agreement, the Company will lease approximately 11 rentable square feet for a term of ten years, beginning on the date of occupancy which is anticipated to be during the first quarter of 2006. The base rent is $198 per month, and escalates at the rate of 3% per year. During the first three years of this Agreement, OMTek will issue rent credits to the Company of $1,500, $1,000, and $500, respectively. OMTek also agreed to reimburse the Company for moving costs actually incurred up to $250. OMTek also agreed to give the Company a rental credit toward cost over-runs due to upgrades in electrical or other equipment of up to $1,000 credited to the Company at the end of the lease.

ITEM 2 .  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see the “Factors That May Affect Future Results” section of this report. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our revenue is comprised of direct revenue and fulfillment partner revenue. During the quarter ended June 30, 2005, no single customer accounted for more than 1% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana.

Our fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website.  We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis.  Similar to our direct segment, fulfillment partner products are available to both consumers and businesses through our Club O frequent buyers club program and our Club O Gold bulk purchase program.  Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

During the fourth quarter of 2003, we added a discount travel store to our Website. We used fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). For the first and second quarters of 2004, our revenues from the Travel department were insignificant.  During May of 2004, our travel store was closed so we could work to make improvements to the travel product offerings.  In January 2005, we re-opened the travel store on our Website.  We currently offer cruise and vacation packages, and we plan to offer additional travel services later this year. For the products and services sold in our travel store, we did not have inventory risk or pricing control, and did not provide customer service. Therefore, for these sales we are not considered to be the primary obligor, and record only our commission as revenue.  On

July 1, 2005, the Company acquired all of the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25 million (plus potential earn out payment s based on operating results for the next four years), subject to reduction under certain circumstances, pursuant to the Stock Purchase Agreement dated June 24, 2005 among the Company, Ski West, and all of the shareholders of Ski West.  As a result, effective upon the closing, Ski West became a wholly-owned subsidiary of the Company.  Ski West is a rapidly growing, on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises.

During September 2004, we added an online auction service to our Website.  Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online.  We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commissions for items sold as revenue. Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping site and not necessarily to our auction site. Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment at this early stage of the business.

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

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. For the three months ended June 30, 2004 and 2005, our advertising expenses totaled approximately $6.4 million and $14.1 million, respectively, representing 97% of sales and marketing expenses for both those respective periods. For the six months ended June 30, 2004 and 2005, our advertising expenses totaled approximately $10.5 million and $30.6 million, respectively, representing 95% and 98% of sales and marketing expenses for those respective periods.  We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising efforts.

Technology expenses consist of wages and benefits for technology personnel, rents, depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits for executive, accounting, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization and other general corporate expenses.

Goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the six months ended June 30, 2004 and 2005.

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

Commentary—Growth in Revenue.  Total revenue was $150.6 million for the three-month period ended June 30, 2005, a 72% increase from the $87.8 million recorded during the same period in 2004.  For the six-month period ended June 30, 2005, total revenue grew 86% to $316.5 million from $169.9 million recorded in the same period in 2004.

Commentary—Improved Gross Margins and Growth in Gross Profits.  Gross margins increased from 11.3% in the second quarter of 2004 to 14.7% during the same period in 2005.  For the six-month periods ended June 30, 2004 and 2005, margins improved from 10.8% to 14.8%, respectively.

The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas over the last six quarters.  In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped has decreased due to better process management and lower packaging costs, and as a result of increased sales volumes. As a result of increased volumes and improved vendor relationships, we have obtained decreases in outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.

In the second quarter of 2005, we made slight efficiency gains in gross margins; however, we were set back by approximately 55 basis points of inbound freight that relates to our inventory build in anticipation of the third and fourth quarter of 2005.  Management continues to believe that additional improvements can be made in shopping margins; in particular as a result of technology projects currently being implemented.

Commentary—Marketing.  Sales and marketing expenses totaled $6.6 million and $14.5 million for the quarters ended June 30, 2004 and 2005, respectively, representing an increase of 119%.  For those respective three-month periods sales and marketing expenses equaled 8% and 10% of total revenue.  For the six months ended June 30, 2004 and 2005, sales and marketing expenses increased 185%, from $11 million to $31.3 million, respectively.  As a percentage of total revenue, sales and marketing expenses represent 6% and 10% for the six months ended June 30, 2004 and 2005, respectively.

Management believes that our extensive marketing efforts directly resulted in a significant increase in Website traffic (52% year over year for the second quarter, according to Nielsen Net Ratings).  However, some of the increase has been in lower-converting traffic as well as traffic to our auctions tab.  We did see some improvements in marketing efficiency in the second quarter, as marketing spend as a percentage of revenue decreased to 9.6% from 10.1% of total revenue in the first quarter. Our target at current growth rates is to spend between 8% to 9% of total revenue.

Commentary – Technology expenses.  Technology costs increased 233%, from $1.8 million in the second quarter of 2004 to $6.1 million in second quarter of 2005.  For the six months ended June 30, 2004 and 2005, technology costs increased 218%, from $3.2 million to $10.2 million, respectively.

We have incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for the next growth period of our lifecycle.  The increase in absolute dollars was primarily attributable to costs and depreciation associated with infrastructure, including expansion of corporate systems, such as Oracle licenses and development.  The increase in technology expenses also included the costs associated with the strategic projects of 2005, namely, completion our auctions tab, reconstruction of our travel website, development of our search engine and the data warehouse and customer analytics system.

Commentary—General and Administrative Expenses.  General and administrative expenses increased 101% from $3.7 million in the second quarter of 2004 to $7.5 million during the second quarter of 2005, representing 4% and 5% of total revenue, respectively.  General and administrative expenses increased 72% from $8.6 million during the six month period ending June 30, 2004 to $14.9 million in the same period ended June 30, 2005, representing 5% of total revenue for each period.

The increase in general and administrative expenses relates to the increase in staffing, primarily in merchandising and finance.  We also expect an additional increase of approximately $1 million quarterly for increased rent as a result of the relocation of the corporate office in July 2005.

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

2) Propeller —Our collaborative filtering initiative is live and we believe it is providing some sales lift. However, it still requires fine tuning, and we believe it will be more fully functional by the end of the third quarter.

3) Travel —While cruises and vacation packages are live, the date for completion of the tab (including other services such as flights, hotels, car rentals, etc.) slid from April to September.  The addition of Ski West, Inc will help speed the progression of our Travel tab.

4) Design Your Own Jewelry™ —We have added the ability on our website for a customer to design an engagement ring to their own specifications.  This department ran at a small loss in the first and second quarters, and we expect that loss to continue for at least one or two more quarters.

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

•                                          accounting for income taxes

•                                          valuation of long-lived and intangible assets and goodwill; and

•                                          derivative instruments

Revenue recognition.  We derive our revenue from three sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) commission revenue from our auctions and travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction and travel services were not material in 2004 or 2005 and therefore are included in fulfillment partner revenue.

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

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $2.8 million and $1.6 million as of December 31, 2004 and June 30, 2005, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $750,000 and $886,000 as of December 31, 2004 and June 30, 2005, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $45.3 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004.  At June 30, 2005, our inventory balance was $59.8 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and June 30, 2005, we have recorded a full valuation allowance of $28.5 million and $29.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There were no impairments of goodwill or long-lived assets during the six months ended June 30, 2005. Goodwill totaled $2.8 million as of December 31, 2004 and June 30, 2005.

Derivative instruments.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of June 30, 2005, we have not designated any derivative instruments as hedges.

Results of Operations — 2004 compared to 2005

Revenue

Total revenue was $150.6 million for the three-month period ended June 30, 2005, a 72% increase from the $87.8 million recorded in the same period in 2004.  During this same period, direct revenue increased from $41.1 millionto $60.1 million, a 46% growth.  Fulfillment partner revenue also grew from $46.7 million in the second quarter of 2004 to $90.6 million, representing growth of 94%.  For the six-month period ended June 30, 2005, total revenue grew 86% to $316.5 million from $169.9 million recorded in the same period in 2004.  Also during the same six-month period, direct revenue grew 61% to $127.9 million in 2005 from $79.7 million in 2004.  Fulfillment revenue grew 109.1% to $188.6 million from $90.2 million recorded in 2004.

Gross bookings totaled $96.6 million and $173.9 million for the quarters ended June 30, 2004 and 2005, respectively, representing an increase of 80%.  For the six-month periods ended June 30, 2004 and 2005, gross bookings totaled $190.0 million and $358.0 million, respectively, representing an increase of 88%.  Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns and sales discounts.

Our total revenue for the three and six month periods ended June 30, 2005, increased as a result of our normal online marketing efforts as well as offline efforts through channels such as nation-wide television, print and radio advertising campaigns.  The increase in total revenue is also a reflection of our ability to acquire new customers from our marketing efforts, as evidenced by the addition of 611,000 new customers during the second quarter of 2005 compared to 414,000 new customers in the same quarter of 2004, an increase of 48%.  In addition, total revenue benefited from discounted shipping promotions run during the months of March and May.

Gross Margins

Cost of goods sold increased in absolute dollars, from $77.9 million during the second quarter of 2004 to $128.5 million in same quarter of 2005.  In comparing the second quarters of 2004 and 2005, total revenue increased 72%, from $87.8 million to $150.6 million, while gross profit dollars increased 124%, from $9.9 million to $22.1 million in the same periods.  As a percent of total revenue, cost of goods sold decreased from 89% to 85% for those respective periods resulting in gross margins of 11.3% and 14.7% for the quarters ended June 30, 2004 and 2005, respectively.

For the six-month periods ended June 30, 2004 and 2005, cost of goods totaled $151.5 million and $269.5 million, respectively, representing improved margins from 10.8% to 14.8%, respectively.  In dollar terms, gross margins totaled $18.4 million and $47.0 million for the six month periods ended June 30, 2004 and 2005, respectively, a 156% increase.

Gross profits for our direct operations increased from $4.3 million for the quarter ended June 30, 2004 to $7.9 million recorded during the same period in 2005. For our direct operations, gross profit dollars for the quarter ended June 30, 2005 increased 83% on a year-over-year basis while direct revenue increased 46% from $41.1 million in the quarter ended June 30, 2004 to $60.1 million in the same quarter ended June 30, 2005.  Gross profits for our direct operations, as a percentage of direct revenue, increased from 10.5% during the second quarter of 2004 to 13.2% during the same quarter of 2005.

For the six-month periods ended June 30, 2004 and 2005, gross profit dollars for our direct operations totaled $8.1 million and $17.6 million, representing gross margins of 10.2% and 13.8%, respectively.  Gross profit dollars for the six months ended June 30, 2005 increased 118% over the same period in 2004 while sales increased 61%, from $79.7 million to $127.9 million for the same comparative periods.

The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas, especially in the first quarter of 2005.  We believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. In addition, we have made improvements to our fulfillment costs. Fulfillment costs during the second quarters of 2004 and 2005 were $6.4 million and $10.8 million or 7% of total revenue for those respective periods.  For the first six months of 2004 and 2005, fulfillment costs were $13.2 million and $22.7 million, respectively, representing 8% and 7% of total revenue for those respective periods. Fulfillment costs include warehousing (excluding packaging costs), customer service costs and credit card fees.  In addition, as a result of increased volumes and improved vendor relationships, we have obtained decreases in outbound shipping costs.

Our fulfillment partner operations generated gross profits of $5.6 million and $14.2 million for the quarters ended June 30, 2004 and 2005, respectively, an increase of 155%.  Gross profits for our fulfillment partner operations, as a percentage of fulfillment partner revenue increased from 12% during the second quarter of 2004 to 16% during the same quarter of 2005.  For the six months ended June 30, 2004 and 2005, gross profits from our fulfillment partner operations increased 186% from $10.3 million to $29.3 million, representing gross margins of 11.4% and 15.6%, respectively.

The increase in the gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins for our fulfillment partner operations is largely due to improvements in buying, customer service costs and credit card fees, as well as a decrease in BMV sales from 13.0% of fulfillment partner revenue during the first and second quarter of 2004 to 10.8% during the same quarters of 2005.

Gross margins for BMV products have historically been much lower than those of other product categories; however, we did make improvements in the BMV margins in 2005, which, in turn, increased the gross profit margin for the overall fulfillment partner operations.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $6.6 million and $14.5 million for the quarters ended June 30, 2004 and 2005, respectively, representing an increase of 119%.  For the three month periods ended June 30, 2004 and 2005, sales and marketing expenses equaled 8% and 10%, respectively, of quarterly total revenue.  For the six months ended June 30, 2004 and 2005, sales and marketing expenses increased 185%, from $11.0 million to $31.3 million, respectively.  As a percentage of total revenue, sales and marketing expenses represent 6% and 10% for the six months ended June 30, 2004 and 2005, respectively.

Overall online marketing spend has increased as a result of increased online marketing rates during 2004 and 2005, and an increase in our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google). In addition, we continued our television, print and radio campaigns through the first six months of 2005.

Technology expenses. Technology expenses increased 233%, from $1.8 million in the second quarter of 2004 to $6.1 million in second quarter of 2005.  For the six months ended June 30, 2004 and 2005, technology costs increased 218%, from $3.2 million to $10.2 million respectively.

We have incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for the next growth period of our lifecycle.  The increase in absolute dollars was primarily attributable to costs and depreciation associated with infrastructure, including expansion of corporate systems, such as Oracle licenses and development.  The increase in technology expenses also included the costs associated with the strategic projects of 2005, namely, completion our auctions tab, reconstruction of our travel website, development of our search engine and the data warehouse and customer analytics system.

General and administrative expenses.  General and administrative expenses increased 101% from $3.7 million in the second quarter of 2004 to $7.5 million during the second quarter of 2005, representing 4% and 5% of total revenue, respectively.

General and administrative expenses increased 72% from $8.6 million in the six-month period ended June 30, 2004 to $14.9 million in the same period ended June 30, 2005, representing 5% of total revenue for both periods.

The increase in general and administrative expenses relates to the increase in staffing, primarily in merchandising and finance.  We also expect an additional increase of approximately $1 million quarterly for increased rent as a result of the relocation of the corporate office in July 2005.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $123,000 and $53,000 for the three months ended June 30, 2004 and 2005, respectively and $258,000 and $73,000 for the six-month periods ended June 30, 2004 and 2005, respectively.

Non-operating income (expense)

Interest income, interest expense and other income (expense).  The increase in interest income from $127,000 during the second quarter of 2004 to $896,000 during the second quarter of 2005 is due to the increase in our invested cash and marketable securities from our equity and debt offerings during 2004.  For the six months ended June 30, 2004 and 2005, interest income totaled $225,000 and $1.5 million, respectively.  Interest income was also offset by a loss due to changes in the fair value of our foreign corporate securities (Note 3).

Interest expense increased from $46,000 during the second quarter of 2004 to $1.5 million during the second quarter of 2005, primarily as a result of the interest expense from our convertible senior notes issued in November 2004.  For the six months ended June 30, 2004 and 2005, interest expense totaled $62,000 and $3.0 million, respectively.

We recorded other income of $4.2 million during the second quarter of 2005 related the retirement of $33.0 million of the 3.75% Convertible Senior Notes (Note 11).  No other income (expense) was recognized in the second quarter of 2004.  For the six months ended June 30, 2004 other income totaled $2,000 and for the same period ended June 30, 2005 other income totaled $4.2 million.

Income taxes

Income taxes.  For the three and six months ended June 30, 2004 and 2005, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of December 31, 2004 and June 30, 2005, we had $53.3 million and $80.1 million, respectively, of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the “FASB” issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“Statement FAS 123R). This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing all stock-based compensation in the first quarter of 2006.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staffs views on a variety of matters relating to the interaction between Statement 123R and certain Securities and Exchange Commission Rules and regulations.  The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under Statement 123R in the first quarter of 2006.

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

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2005	$165,881	$150,638
2004	82,078	87,792	$103,444		$221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529

* Note that beginning in the third quarter of 2003, total revenue reflects the change in the Company’s returns policy, as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes. At June 30, 2005, our cash and cash equivalents balance was $31.4 million and our marketable securities totaled $88.6 million.

Our operating activities resulted in cash inflows of $10.4 million for the quarter ended June 30, 2004 and cash outflows of $10.1 million for the same quarter of 2005. For the six months ended June 30, 2004 and 2005, operating activities resulted in cash outflows of $11.4 million and $45.1 million, respectively.  The primary operating uses of cash and cash equivalents during the first six months of 2005 was to fund our operations, including net losses of $6.7 million, increases in inventory of $14.5 million, prepaid expenses of $4.6 million and decrease in accounts payable of $24.6 million.  This was offset by the change in prepaid inventory of $1.9 million and increase in accrued liabilities of $2.5 million.

Cash used in investing activities for the six months ending June 30, 2005 included $24.3 million in capital expenditures for property and equipment and a net increase of $2.0 million from the purchase and sales of marketable securities. For the six months ended June 30, 2004 and 2005, net cash used in investing activities amounted to $13.2 million and $23.3 million, respectively.

Net cash used in financing activities during the six months ended June 30, 2005 amounted to $98.7 million, consisting primarily of purchased call options totaling $47.5 million, payments on capital lease obligations of $3.1 million, payments on early extinguishment of debt of $27.9 million and purchase of treasury stock of $24.1 million.  During that same period, we received proceeds from the exercise of stock options and warrants of $3.9 million.  Net cash provided by financing activities during the quarter ended June 30, 2004 was $41.5 million, primarily from the issuance of common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$87,000	$—	$—	$—	$87,000
Interest on convertible senior notes	21,469	1,894	6,525	6,525	6,525
Capital lease obligations	14,961	7,192	7,769	—	—
Operating leases	73,803	4,939	13,435	15,304	40,125
Purchase obligations	81,400	81,400	—	—	—
Total contractual cash obligations	$278,633	$95,425	$27,729	$21,829	$133,650

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$11,214	$11,214	$—	$—	$—
Redeemable common stock	3,259	—	3,259	—	—
Total commercial commitments	$14,473	$11,214	$3,259	$—	$—

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior

Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of the Company).

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

In June 2005, under the Share Buyback Program (Note 9), the Company retired $33.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  Interest on the notes was payable on June 1 and December 1 of each year.  As a result of the note retirement, we recognized a net gain of $4.2 million, of associated unamortized discount cost of $960,000.  As of June 30, 2005, $87.0 million of Senior Notes remain outstanding.

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 143,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $1.9 million will be payable in 2005. In connection with the preparation of the new office space, we have agreed to provide a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We expect to pay this entire amount for leasehold improvements during 2005.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

In December 2004, we replaced our senior secured credit facility by amending a facility we had with Wells Fargo Bank, National Association. As amended, the facility provides the Company with a revolving line of credit of up to $20.0 million and expires December 31, 2005. We have an option to renew the Amended Credit Agreement annually. Included in the $20.0 million Amended Credit Agreement is a $15.0 million sub-limit for a revolving line of credit which we use to obtain letters of credit to support inventory purchases. At June 30, 2005 the issuing bank or an affiliate of the bank had letters of credit totaling $11.2 million issued on our behalf under this facility.

Interest on the facility is payable monthly and accrues at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on December 31, 2005. Borrowings under the facility are collateralized by our cash and marketable securities deposited at Wells Fargo or its affiliates, and we are required to maintain balances with Wells Fargo or its affiliates of up to $21.1 million in order to have the full amount of the credit facility available to us. Consequently, although the facility provides us with some flexibility, it does not increase our liquidity.

The agreement governing the facility requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfers of assets. We were in compliance with these covenants at June 30, 2005. At June 30, 2005, there was no outstanding balance under the facility except for the outstanding letters of credit.

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

In January 2005, the Company’s Board of Directors authorized a stock buyback program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Company’s Board of

Directors authorized an increase to the stock buyback program from $50.0 million to a total of $100.0 million.  Additionally, on June 14, 2005, the Board of Directors amended the stock repurchase program to authorize the repurchase of its Convertible Senior Notes.

Under the buyback program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the six months ended June 30, 2005.  In addition, approximately 1,000,000 shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the six months ended June 30, 2005.  The structured stock repurchase transactions not settled in stock were settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets.

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

In January 2005, we received an initial inquiry from the Federal Trade Commission (“FTC”) regarding our shipping policies and systems and other matters. We are cooperating fully with the FTC’s inquiry. We are currently unable to determine the potential outcome of this inquiry.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.4 million and $2.6 million for the quarters ended June 30, 2004 and

2005, respectively. As of December 31, 2004, and June 30, 2005, our accumulated deficit was $73.0 million and $79.8 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

Because we will incur many of these expenses before we receive any revenues from our efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to quickly reduce spending if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition. In addition, we may find that these efforts are more expensive than we currently anticipate which would further increase our losses. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our securities may decline.

Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult.  We have recently completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business, and we are continuing the work to upgrade and further expand these and other components of our infrastructure.  As a result of these expenditures, our ability to quickly reduce spending if our revenues are lower than we project is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors. If this occurs, the price of our securities may decline.

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

During the second quarter of 2005, we had fulfillment partner relationships with approximately 401 third parties whose products we offer for sale on our Websites. At June 30, 2005, these products accounted for approximately 75% of the non-BMV products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

We may face risks relating to our recent acquisition of Ski West, Inc. and the development of our travel business.

We acquired all of the capital stock of Ski West, Inc., an on-line travel company, on July 1, 2005.  There can be no assurance about the future performance of the Ski West business.  We may encounter unforeseen operating or other difficulties.  The integration of any acquired business can be difficult, and unforeseen problems can arise.  The Ski West business operates on a software platform that is different from the ones we use in the rest of our business, and it may be difficult or expensive for us to achieve any necessary or desirable integration.  Although we have operated a travel service in the past, the travel business operated by Ski West is substantially greater than the travel business we operated, and will involve new and potentially unforeseen risks, including exposure to seasonal and other fluctuations in leisure travel, including disruptions resulting from domestic or international terrorist incidents or expectations or perceptions of leisure travelers regarding the safety and desirability of leisure travel.

 We may face risks relating to our recent expansion into online wine sales.

We have recently begun limited online sales of wine.  Online wine sales are highly regulated and restricted by numerous governmental authorities.  Although we currently fulfill all of our wine sales through a licensed distributor, which is responsible for compliance with applicable laws, rules, regulations, and interpretations of relevant authorities, certain regulations relating to the wine sales business affect us directly as well.  We expect to incur costs as we develop systems to comply with the applicable regulations, and expect that these regulations will increase our costs of engaging in this business over the costs that we would face in the absence of such regulation.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness. In June 2005, under the Share Buyback Program (see Note 9 of the notes to the financial statements), the Company retired $33.0 million of its Senior Notes which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of associated unamortized discount cost of $960,000.  As of June 30, 2005, $87.0 million of the Senior Notes remained outstanding.  As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.3 million at June 30, 2005.

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

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet, and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. The Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. Proposed legislation in this country and existing laws in foreign countries require companies to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Additional legislation regarding data security and privacy has been proposed in Congress.  These data protection regulations may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

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

Our Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the Delaware General Corporation Law contains anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

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

ITEM 3 .  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In January 2005, the Company purchased $49.9 million in foreign corporate securities (“Securities”) which mature in September and November 2006.  The Securities have a conditional coupon rate indexed to a basket of eight Asian currencies.  At maturity, the Company will receive back its total initial investment in the Securities, plus additional coupon interest depending on the performance of the Asian currencies to the dollar.  For example, if the Asian currencies strengthen in relation to the US dollar over the life of Securities, the coupon interest will be greater.  If the inverse is true, the Company receives only a small interest payment in addition to its original investment.  If the Company redeems the Securities prior to maturity, it may not realize the full amount of our initial investment.

Under SFAS No. 133, the Securities are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss based on the quarterly mark-to-market valuation will be recorded in the income statement as a component of interest income.  The impact of the Notes’ mark-to-market valuation resulted in a gain of $66,000 for the quarter ended June 30, 2005 and a loss of $278,000 for the six months ended June 30, 2005.

At June 30, 2005, we had $31.4 million in cash and cash equivalents and $88.6 million in marketable securities (including the foreign Notes). A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $1.2 million on our earnings or loss, or the fair market value or cash flows of these instruments.

In June 2005, under the Share Buyback Program (see Note 9), the Company retired $33.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of associated unamortized discount cost of $960,000.  As of June 30, 2005, $87.0 million of the Senior Notes remained outstanding.  The Senior Notes bear interest at a fixed rate of 3.75%. In addition, at June 30, 2005, there were no borrowings outstanding under our line of credit and letters of credit totaling $11.2 million were outstanding under our credit facility.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $84.5 million at June 30, 2005.

In January 2005, our Board of Directors authorized a stock repurchase program for up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Board of Directors increased the stock repurchase program to $100.0 million.  Additionally, on June 14, 2005, the Board of Directors amended the stock repurchase program to include the repurchase of the Company’s Convertible Senior Notes.  Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

Under the buyback program, the Company repurchased approximately 665,000 shares of its common stock in open market transactions for $24.1 million during the six months ended June 30, 2005.  In addition, approximately 1,000,000 shares of common stock were acquired as a result of the settlement of $39.6 million of structured stock repurchase transactions during the six months ended June 30, 2005.  The structured stock repurchase transactions that did not settle in stock settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

During the three-month period ended June 30, 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the BTG lawsuit is in the discovery stages, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended June 30, 2005, we issued 400,594 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $6.82 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the second quarter of 2005, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.  Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases.  Column (b) sets forth the average price paid per share.  Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs.  Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2005 To April 30, 2005	231,000	$35.12	231,000	$91,887,825
May 1, 2005 to May 31, 2005	653,389	$36.57	653,389	$67,992,628
June 1, 2005 to June 30, 2005	777,200	$42.74	777,200	$34,775,878
Total	1,661,589	$39.25	1,661,589	$65,224,122	(1)

(1)                                 The Company announced a $50.0 million stock repurchase program on January 26, 2005, announced the expansion of the program to $100.0 million on April 26, 2005, and announced the expansion of the program to include possible repurchases of the Company's convertible senior notes on June 14, 2005. The expiration date of the program is January 26, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 26, 2005.  A total of 18,124,706 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 91% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement, dated March 25, 2005.

The first proposal related to the election of Allison H. Abraham as a Class III director of Overstock.com, Inc., to serve a term of three (3) years and hold office until their respective successors have been elected and qualified or until their following nominees for reelection as directors.  Ms. Abraham was elected and received, the following votes:

Director	For	Withheld
Allison H. Abraham	18,053,684	71,022

The second proposal was to approve the Company’s 2005 Equity Incentive Plan as described in the Proxy Statement.  This proposal was approved with 12,932,697 shares of the Company’s common stock that voted at the meeting voting in favor of, 974,219 shares voting against, 5,903 shares abstaining from voting and 4,211,887 non voting shares.

The third proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2005.  This proposal was approved with 18,062,220 shares of the Company’s common stock that voted at the meeting voting in favor of, 35,864 shares voting against, and 26,622 shares abstaining from ratification of the appointment of PricewaterhouseCoopers LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2005.

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

Dated: August 9, 2005