Form 10-Q
period 2005-09-30
OVERSTOCK COM INC
filed 2005-11-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

6350 South 3000 East

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)

Yes ☐  No ☒

There were 19,306,046 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 7, 2005.

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
Item 6. Exhibits
Signature

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31, 2004	September 30, 2005

Assets
Current assets:
Cash and cash equivalents	$198,678	$2,575
Marketable securities	88,802	74,225
Cash, cash equivalents and marketable securities	287,480	76,800
Accounts receivable, net	5,715	7,551
Inventories, net	45,279	94,601
Prepaid inventory	12,322	12,606
Prepaid expenses and other assets	3,444	9,319

Total current assets	354,240	200,877

Restricted cash	1,602	633
Property and equipment, net	16,122	59,561
Goodwill	2,784	13,169
Other long-term assets, net	1,516	15,335

Total assets	$376,264	$289,575

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$47,070
Accrued liabilities	22,917	45,278
Short-term borrowings	—	4,368
Capital lease obligations, current	595	6,638

Total current liabilities	87,572	103,354

Capital lease obligations, non-current	743	6,907
Convertible senior notes	116,251	84,596

Total liabilities	204,566	194,857

Commitments and contingencies (Note 13)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and September 30, 2005	3,166	3,306

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and September 30, 2005 respectively Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 and 20,526 shares issued and 19,355 and 18,837 shares outstanding as of December 31, 2004 and September 30, 2005 respectively	2	2
Additional paid-in capital	243,131	250,863
Accumulated deficit	(73,005)	(94,034)
Unearned stock-based compensation	(1,301)	(493)
Treasury stock, 35 and 1,689 shares at cost as of December 31, 2004 and September 30, 2005, respectively	(100)	(65,333)
Accumulated other comprehensive income (loss)	(195)	407

Total stockholders’ equity	168,532	91,412

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$289,575

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Revenue
Direct	$43,928	$68,449	$123,621	$196,397
Fulfillment partner	59,516	100,874	149,693	289,445

Total revenue	103,444	169,323	273,314	485,842

Cost of goods sold
Direct	38,594	60,939	110,196	171,246
Fulfillment partner	51,103	83,589	131,010	242,821

Total cost of goods sold	89,697	144,528	241,206	414,067

Gross profit	13,747	24,795	32,108	71,775

Operating expenses:
Sales and marketing	9,398	17,960	20,380	49,280
Technology	2,268	8,082	5,469	18,271
General and administrative	5,108	9,989	13,725	24,853
Amortization (reversal) of stock-based compensation	18	(8)	276	65

Total operating expenses	16,792	36,023	39,850	92,469

Operating loss	(3,045)	(11,228)	(7,742)	(20,694)

Interest income and other	168	(1,690)	393	(150)
Interest expense	(77)	(1,264)	(139)	(4,226)
Other income, net	3	11	5	4,181

Net loss	(2,951)	(14,171)	(7,483)	(20,889)
Deemed dividend related to redeemable common stock	(47)	(47)	(141)	(140)

Net loss attributable to common shares	$(2,998)	$(14,218)	$(7,624)	$(21,029)

Net loss per common share — basic and diluted	$(0.16)	$(0.75)	$(0.44)	$(1.08)
Weighted average common shares outstanding — basic and diluted	18,284	18,844	17,517	19,468

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (unaudited)

								Accumulated
			Additional		Unearned			Other
	Common stock		Paid-in	Accumulated	stock-based	Treasury stock		Comprehensive
	Shares	Amount	Capital	deficit	compensation	Shares	Amount	Income (loss)	Total
	(amounts in thousands)
Balance at December 31, 2004	19,390	$2	$243,131	$(73,005)	$(1,301)	(35)	$(100)	$(195)	$168,532

Exercise of stock options and warrants	1,136	—	6,881	—	—	—	—	—	6,881

Issuance of common stock from treasury	—	—	381	—	—	8	21	—	402

Purchase of treasury stock	—	—	—	—	—	(665)	(24,133)	—	(24,133)

Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	—	(997)	(41,121)	—	—
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(56)	—	56	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	65	—	—	—	65
Stock-based compensation to consultants in exchange for services	—	—	(1,025)	—	687	—	—	—	(338)
Deemed dividend related to redeemable common stock	—	—	—	(140)	—	—	—	—	(140)
Comprehensive income (loss):
Net loss	—	—	—	(20,889)	—	—	—	—	(20,889)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	491	491
Cumulative translation adjustment	—	—	—	—	—	—	—	111	111
Total comprehensive loss									(20,291)

Balance at September 30, 2005	20,526	$2	$250,863	$(94,034)	$(493)	(1,689)	$(65,333)	$407	$91,412

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2004	2005	2004	2005	2004	2005

Cash flows from operating activities:
Net loss	$(2,951)	$(14,171)	$(7,483)	$(20,889)	$(10,628)	$(18,408)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	1,061	4,901	2,707	9,466	3,429	10,696
Realized (gain) loss from marketable securities	(1)	2,776	(1)	2,361	(2)	2,749
Loss on disposition of property and equipment	—	—	—	—	—	34
Amortization of unearned stock-based compensation	18	(8)	276	65	438	149
Stock options issued to consultants for services	25	(312)	594	(338)	701	(43)
Issuance of common stock from treasury	—	91	—	402	—	402
Amortization of debt discount and deferred financing fees	—	179	—	602	—	749
Gain from retirement of convertible senior notes	—	—	—	(4,170)	—	(4,170)
Changes in operating assets and liabilities:
Accounts receivable	4,101	(968)	7,705	(965)	5,200	(4,201)
Inventories	(3,943)	(34,818)	(4,865)	(49,322)	(9,846)	(59,810)
Prepaid inventory	(5,137)	(2,196)	3,059	(284)	(1,584)	(284)
Prepaid expenses and other assets	(2,980)	(1,124)	(13,606)	(5,760)	(3,336)	(6,337)
Other long-term assets, net	102	(424)	(1,268)	(435)	(1,149)	(523)
Accounts payable	954	6,663	(7,887)	(17,911)	14,041	23,674
Accrued liabilities	7,824	19,503	8,419	21,997	12,268	27,177

Net cash provided by (used in) operating activities	(927)	(19,908)	(12,350)	(65,181)	9,532	(28,146)

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	200	(1,875)	969	(1,875)	1,242
Investments in marketable securities	(15,675)	(21,552)	(27,917)	(183,543)	(29,920)	(248,503)
Sales of marketable securities	1,470	34,062	3,944	196,250	12,206	207,679
Expenditures for property and equipment	(3,805)	(12,190)	(5,404)	(36,466)	(7,744)	(39,796)
Acquisition of Ski West (net of cash acquired)	—	(24,620)	—	(24,620)	—	(24,620)
Proceeds from the sale of property and equipment	—	—	—	—	—	20
Expenditures for other long-term assets	—	—	—	—	(172)	—

Net cash used in investing activities	(18,010)	(24,100)	(31,252)	(47,410)	(27,505)	(103,978)

Cash flows from financing activities:
Payments on capital lease obligations	(153)	(182)	(507)	(3,234)	(532)	(3,386)
Borrowings on line of credit	—	4,368	1,000	4,368	1,000	4,368
Payments on line of credit	—	—	—	—	—	(1,000)
Issuance of common stock, net of issuance costs	—	—	37,857	—	37,857	75,207
Issuance of convertible senior notes	—	—	—	—	—	116,251
Payments to retire convertible senior notes	—	—	—	(27,935)	—	(27,935)
Purchased call options for purchase of treasury stock	—	—	—	(47,507)	—	(47,507)
Settlement of call options for cash	—	7,937	—	7,937	—	7,937
Purchase of treasury stock	—	—	—	(24,133)	—	(24,133)
Exercise of stock options and warrants	596	2,973	3,555	6,881	3,848	7,615

Net provided by (used in) financing activities	443	15,096	41,905	(83,623)	42,173	107,417

Effect of exchange rate changes on cash	2	137	7	111	6	126

Net increase (decrease) in cash and cash equivalents	(18,492)	(28,775)	(1,690)	(196,103)	24,206	(24,581)
Cash and cash equivalents, beginning of period	45,648	31,350	28,846	198,678	2,950	27,156

Cash and cash equivalents, end of period	$27,156	$2,575	$27,156	$2,575	$27,156	$2,575

Supplemental cash flow information:
Interest paid	$77	$76	$139	$2,569	$146	$2,595
Deemed dividend on redeemable common shares	$47	$47	$141	$140	$190	$187
Forfeitures on unearned stock-based compensation	$105	$10	$192	$56	$267	$64
Settlement of purchased call options for treasury stock	$—	$—	$—	$41,121	$—	$41,121
Equipment and software acquired under capital leases	$—	$193	$1,835	$15,390	$120	$15,390
Supplemental disclosure of non-cash activities:
Fair value of assets acquired, net of cash acquired	$—	$25,956	$—	$25,956	$—	$25,956
Fair value of liabilities assumed	—	(1,336)	—	(1,336)	—	(1,336)

Cash paid to purchase businesses	$—	$24,620	$—	$24,620	$—	$24,620

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING POLICIES

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of September 30, 2005, the Company had not designated any derivative instruments as hedges.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs.  As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used.  Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract.  Advertising expense included in sales and marketing expenses totaled $9.0 million and $17.2 million during the three months ended September 30, 2004 and 2005, respectively, and $19.5 million and $47.7 million during the nine months ended September 30, 2004 and 2005, respectively.

Asset Retirement Obligation

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition.  Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.  At September 30, 2005, such amounts are not significant.

Accounting for merchant and agency revenues for Travel subsidiary

The determination of gross versus net revenue presentation is based principally on the Company’s consideration of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” including the weighing of the relevant qualitative factors regarding the Company’s status as the primary obligor, and the extent of pricing latitude and inventory risk.  The method of merchant revenue presentation by the Company does not impact operating profit, net income, or cash flows, but rather revenues and cost of sales.

The principle factor in determining gross versus net presentation by the Company’s travel subsidiary, OTravel.com, Inc.

(“OTravel.com” – see Note 4) is the consideration of who is the primary obligor in the relationship with the customer.  Our Travel business provides extensive customer service and support for its customers; however, the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive the hotel services booked through OTravel.com.  In this case, OTravel.com provides customer service support to help resolve issues, even though such customer support could typically involve issues for which OTravel.com is not principally liable.

OTravel.com generates both merchant hotel revenues and agency air, hotel, car and cruise revenues.  Merchant hotel revenues are recognized as net revenue at the time of booking since all transactions are billed directly to customers, are nonrefundable and generally noncancelable, and require no significant post-delivery obligations for OTravel.com.  A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations.  Agency revenues are recognized on a net basis on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. OTravel.com recognizes agency revenues on hotel reservations, cruise and car rental reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier.

Recent accounting pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company beginning the quarter ending March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

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

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions at September 30, 2005 as follows (in thousands):

	Cost Basis	Recognized Loss On Derivative Securities	Unrealized Gains (Losses)	Fair Value

U.S. government and government agency securities	$23,997	$—	$(165)	23,832
Mortgage-backed securities	2,150	—	(4)	2,146
Foreign corporate securities	49,937	(2,350)	660	48,247

Total	$76,084	$(2,350)	$491	$74,225

All marketable securities mature between 2005 and 2034 and are classified as available-for-sale securities.  Available-for-sale securities are classified as current as they are deemed available for use, if needed for current operations.

Derivative instruments

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Notes”) which fully mature for $50.0 million in cash in November 2006.  The Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity.  The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar.  If the Company redeems the Notes prior to maturity, the Company may not realize the full amount of its initial investment.  At September 30, 2005, the Notes had a fair value of $48.2 million.

Under SFAS No. 133, the Notes are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss related to the changes in value of the conditional coupon is recorded in the income statement as a component of interest income or expense.  Any unrealized gain or loss related to the changes in the value of the Notes is recorded as a component of other comprehensive income (loss).

For the quarter and nine months ended September 30, 2005 changes in the value of the conditional coupon resulted in losses of $2.1 million and $2.4, respectively.  The changes in the value of the Notes resulted in a gain of $660,000 which was recorded as a component of other comprehensive income (loss) for the quarter and nine months ended September 30, 2005.

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

4.  ACQUISITIONS

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses).  In addition, the Company may be subject to additional earn out payments (based on a percentage of operating profits for each of the next four years as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 among the Company, Ski West, and all of the shareholders of Ski West.

Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises.

Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc.

Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 1, 2005.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed (in thousands):

July 1, 2005
Cash	$491
Current assets	986
Property and equipment	263
Goodwill	10,385
Intangible assets	14,313
Other assets	9
Assets acquired	26,447
Liabilities assumed	(1,336)
Net assets acquired	$25,111

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill.  Any required earn out payments would further increase goodwill at the time the target operating results for the next four years are successfully achieved.  Of the $10,385 recorded in goodwill, the full amount is expected to be deductible for tax purposes, to the extent the Company has sufficient taxable income in the future.

The amounts allocated to intangible assets, and their estimated useful lives, were based on independent appraisal and were attributed to the following categories (in thousands):

		Years
Enterprise information system	$860	5
Customer list	2,339	4
Supplier contracts	6,271	12
Web sites and destination portal	2,887	5
Non-competition agreements	1,956	2
	$14,313

During the quarter ended September 30, 2005, the Company recorded amortization expense attributable to the above intangible assets of approximately $700,000.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

5.  COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components.  The Company’s comprehensive loss for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Net loss	$(2,951)	$(14,171)	$(7,483)	$(20,889)
Net unrealized gain (loss) on marketable securities	6	312	(56)	(173)
Unrealized gain on foreign bonds	—	660	—	660
Foreign currency translation adjustment	2	137	7	111

Comprehensive loss	$(2,943)	$(13,062)	$(7,532)	$(20,291)

6.  NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three- and nine-month periods ended September 30, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and accordingly, have been excluded from diluted loss per share.  There were 1.3 million options and no warrants outstanding at September 30, 2005.  As of September 30, 2005, the Company had $87.0 million of convertible senior notes outstanding (Note 12), which could potentially convert into 1.2 million shares of common stock in the aggregate.

7.  BUSINESS SEGMENTS

Segment information has been prepared in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  There were no inter-segment sales or transfers during the three- or nine-month periods ended September 30, 2004 or 2005.  The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2004 and 2005 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2004
Revenue	$43,928	$59,516	$103,444	$123,621	$149,693	$273,314
Cost of goods sold	38,594	51,103	89,697	110,196	131,010	241,206

Gross profit	$5,334	$8,413	13,747	$13,425	$18,683	32,108
Operating expenses			(16,792)			(39,850)
Other income (expense), net			94			259

Net loss			$(2,951)			$(7,483)

2005
Revenue	$68,449	$100,874	$169,323	$196,397	$289,445	$485,842
Cost of goods sold	60,939	83,589	144,528	171,246	242,821	414,067

Gross profit	$7,510	$17,285	24,795	$25,151	$46,624	71,775
Operating expenses			(36,023)			(92,469)
Other income, net			(2,943)			(195)

Net loss			$(14,171)			$(20,889)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouses. Costs for this segment include product costs, inbound and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites. Costs for this segment include product costs, credit card fees and customer service costs. This segment also includes revenues and direct costs associated with our on-line auctions and travel businesses.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

For the three and nine-month periods ended September 30, 2004 and 2005, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2004 and September 30, 2005, all of the Company’s fixed assets were located in the United States of America.

8.  PUBLIC OFFERINGS

In June 2004, the Company closed its second follow-on public offering, pursuant to which it sold 1.3 million shares of common stock, with proceeds to the Company of approximately $37.9 million, net of $405,000 of issuance costs.

In November 2004, the Company closed an additional follow-on public offering, pursuant to which it sold 1.4 million shares of common stock, with proceeds to the Company of approximately $75.2 million, net of $215,000 of issuance costs. Concurrently in November 2004, the Company issued convertible senior notes pursuant to which it received $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs.

9.  STOCK-BASED COMPENSATION

The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.  The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Net loss, as reported	$(2,951)	$(14,171)	$(7,483)	$(20,889)
Add: Stock-based employee compensation expense included in reported net income	18	(8)	276	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(710)	(1,033)	(2,654)	(2,948)

Pro forma net loss	$(3,643)	$(15,212)	$(9,861)	$(23,772)

Net loss per common share
Basic and diluted - as reported	$(0.16)	$(0.75)	$(0.44)	$(1.08)
Basic and diluted - pro forma	$(0.20)	$(0.81)	$(0.57)	$(1.23)

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model.  The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility.  We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating stock price volatility.  For options granted during the three months ended September 2005, the historical stock price volatility used was based on a daily stock price observation, using the closing price, which resulted in an expected stock price volatility of 76.43%.  For purpose of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered.  Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.  Effective January 1, 2006, the Company will record stock compensation expense in accordance with FAS 123R.

10.  SHARE BUYBACK PROGRAM

During January 2005, the Company’s Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock through December 31, 2007.  On April 26, 2005, the Board of Directors increased the amount of the stock buyback program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of its three-year stock repurchase program to include the repurchase of its Convertible Senior Notes.

During 2005, the Company entered into several purchased call options, pursuant to which the Company could have been required to purchase up to 1.3 million shares of its common stock at certain settlement dates during the quarter ended June 30, 2005.  In connection with these repurchase transactions; the Company paid approximately $47.5 million, which was recorded in shareholders’ equity in the consolidated balance sheet.

At the Company’s option, the purchased call options were settled in cash or stock, based on the market price of our common stock on the date of the settlement.  Upon settlement, the Company either had its capital investment returned with a premium or received shares of its common stock, depending, respectively, on whether the market price of its common stock was above or below a pre-determined price agreed in connection with each such transaction.

Under the buyback program, the Company repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the nine months ended September 30, 2005.  In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the nine months ended September 30, 2005.  The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which the Company received in July 2005.

11.  BORROWINGS

In December 2004, the Company entered into an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The original credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10.0 million of letters of credit for the purchase of inventory. As amended to date, the Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million and expires December 31, 2005. The Company has the option to renew the Amended Credit Agreement annually. Included in the $30.0 million Amended Credit Agreement is a $15.0 million sub-limit for a revolving line of credit which the Company uses to obtain letters of credit to support inventory purchases.

At September 30, 2005 $4.4 million was outstanding on the line and letters of credit totaling $6.9 million were issued on our behalf under this facility.

Prior to October 18, 2005, interest on borrowings was payable monthly and accrued at either (i) one-half of one percentage point (0.50%) above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest was due on the maturity date. Borrowings under the facility were collateralized by the Company’s cash and marketable securities deposited at Wells Fargo or its affiliates, and the Company was required to maintain balances with Wells Fargo or its affiliates of up to $21.1 million in order to have the full amount of the credit facility available.

The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at September 30, 2005.

On October 18, 2005, we entered into a sixth amendment to the credit agreement (“Sixth Amended Credit Agreement”).  The Sixth Amended Credit Agreement eliminated the requirement that the Company maintain specified cash balances with Wells Fargo as a condition to the availability of advances under the facility, and substituted collateral consisting of foreign bond securities owned by the Company in an aggregate principal amount of $50.0 million to secure the Company’s obligations under the facility. The $15.0 million sub-limit used to obtain letters of credit to support inventory purchases remained the same. We have an option to renew the Sixth Amended Credit Agreement annually.  The Sixth Amendment increased the interest rate on fixed rate advances under the credit facility to 1.35% above LIBOR on the first day of each fixed rate term.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.  The Company expects that in the normal course of business the leases will expire.  Software and equipment acquired relating to the capital leases were $1.8 million and $16.3 million at December 31, 2004 and September 30, 2005, respectively, with accumulated depreciation and amortization of $395,000 and $2.9 million at those respective dates.  Depreciation of assets recorded under capital leases was zero and $2.5 million for the nine months ended September 30, 2004 and 2005, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Year Ending September 30,
2006	$7,202
2007	4,634
2008	2,996
2009	—
2010	—
Total minimum lease payments	14,832
Less: amount representing interest	(1,287)
Present value of capital lease obligations	13,545
Less: current portion	(6,638)
Capital lease obligations, non-current	$6,907

12.  3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). This includes $20.0 million of additional Senior Notes issued to the initial purchaser upon exercise of its 30-day purchase option to cover over-allotments. Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the three and nine months ended September 30, 2005, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $128,000 and $384,000, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at September 30, 2005.

In June 2005, under the Share Buyback Program (see Note 10), the Company retired $33.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a gain of $4.2 million, net of the associated unamortized discount of $960,000, in other income, in the consolidated statements of operations.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  Pursuant to the Share Buyback Program, the Company had initiated the retirement of additional Convertible Senior Notes as of November 8, 2005.

13.  COMMITMENTS AND CONTINGENCIES

Through July 2005, the Company leased 43,000 square feet of office space under an operating lease which was originally scheduled to expire in January 2007. However, effective July 2005 this lease was terminated and replaced with a lease for a new office building in the Old Mill Corporate Center III in Salt Lake City, Utah. Pursuant to this agreement, the Company began leasing approximately 143,000 rentable square feet for a term of ten years beginning July 2005. In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2.0 million. The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within thirty days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease.  The Company issued a letter of credit for $500,000 to the Lessor.

The Company leases 480,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

In June 2005, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in the next three years.  It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these operating leases are as follows (in thousands):

Twelve Months Ending September 30,
2006	$5,488
2007	6,606
2008	7,143
2009	7,597
2010	7,810
Thereafter	38,152
$72,796

Rental expense for operating leases totaled $642,000 and $1.7 million for the three months ended September 30, 2004 and 2005, respectively, and $1.8 million and $3.7 million for the nine months ended September 30, 2004 and 2005, respectively.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany & Co. filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company had distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January and February 2005, Tiffany (NJ) Inc. and Tiffany & Co. filed five additional complaints against the Company in the United States District Court for the Southern District of New York alleging that the Company had distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. These complaints also seek statutory and other damages in an unspecified amount and injunctive relief. Although the Company has filed answers to these complaints and the Company believes it has defenses to the allegations and intends to pursue them vigorously, the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages alleged in these suits.

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

In December 2003, the Company received a letter from Furnace Brook claiming that certain of the Company’s business practices and the Company’s on-line ordering system infringe a patent owned by Furnace Brook. After diligent efforts to show that the Company does not infringe these patents and Furnace Brook’s continual assertions that it would vigorously protect its intellectual property rights if the Company did not agree to enter into licensing arrangements with respect to the asserted patents, on August 12, 2005, the Company filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that the Company does not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss the Company’s complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss the Company’s complaint for lack of personal jurisdiction over Furnace Brook. The Company is currently considering the benefits of motions for reconsideration or appeal of the Utah decision. On August 18, 2005, shortly after the Company filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of the Company’s business practices and the Company’s on-line ordering system infringe a single patent owned by Furnace Brook. On September 12, 2005, the Company filed a motion to stay the proceedings in New York pending resolution of the issues related to the motion to dismiss in Utah.  An answer to the New York complaint is not due until after resolution of the motion to stay. Although the Company believes to have defenses to the infringement allegations in the New York case, which the Company intends to pursue vigorously, the Furnace Brook lawsuit is not yet in the discovery stage, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals, as well as other, as yet unnamed, defendants.  The Company, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin.  On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act.  The defendants have been served with, but have not yet answered, the amended complaint.  The Company intends to pursue this action vigorously.

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

15.  VARIABLE INTEREST ENTITY

In August 2004, the Company entered into an agreement which allows the Company to lend up to $10.0 million to an entity for the purpose of buying inventory, primarily to supply a new category within our jewelry store which allows customers purchasing diamond rings to select both a specific diamond and ring setting. In November 2004, the Company loaned the entity $8.4 million. The promissory note bears interest at 3.75% per annum. The Company is also entitled to receive fifty percent (50%) of any profits of the entity. Interest is due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, shall be due and payable. The promissory note is collateralized by all of the assets of the entity.

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

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include (in thousands):

September 30, 2005
Cash	$257
Accounts receivable	53
Inventory	7,514
Prepaid expenses	11
Property and equipment	237
Total assets	$8,072

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics, sporting goods, apparel, designer accessories and travel, among other products.  We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. In September 2004, we launched an online auction site as part of our Website — an online marketplace for the buying and selling of goods between our customers.

Our revenue is comprised of direct revenue and fulfillment partner revenue. During the quarter ended September 30, 2005, no single customer accounted for more than 1% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana.

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

During the fourth quarter of 2003, we added a discount travel store to our Website. We used fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). For the first and second quarters of 2004, our revenues from the Travel department were insignificant.  During May of 2004, our travel store was closed so we could work to make improvements to the travel product offerings.  In January 2005, we re-opened the travel store on our Website.  We currently offer air, hotel and car reservation services as well as cruise and vacation packages.

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses).  In addition, the Company may be subject to additional earn out payments (based on a percentage of operating profits for each of the next four years as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 among the Company, Ski West, and all of the shareholders of Ski West.

Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises.

Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc.

OTravel.com generates merchant hotel revenues.  Merchant hotel revenues at OTravel.com are billed to customers and recognized on a “net” basis at the time of booking since all transactions are nonrefundable and generally noncancelable and OTravel.com has no significant post-delivery obligations.  A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

All other revenues are considered agency revenues and relate to the Company’s existing travel operations.  Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations.  Agency revenues are recognized on a net basis on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. OTravel.com recognizes agency revenues on hotel reservations, cruise and car rental reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier.

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

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. For the three months ended September 30, 2004 and 2005, our advertising expenses totaled approximately $9.2 million and $17.2 million, respectively, representing 96% of sales and marketing expenses for both those respective periods. For the nine months ended September 30, 2004 and 2005, our advertising expenses totaled approximately $19.5 million and $47.7 million, respectively, representing 95% and 98% of sales and marketing expenses for those respective periods.  We expect our sales and marketing expenses to increase in future periods on an absolute dollar basis as we expect to continue to increase our advertising efforts.

Technology expenses consist of wages and benefits for technology personnel, rents, utilities, connectivity charges and depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits for executive, accounting, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization of intangible assets and other general corporate expenses.

Goodwill is not amortized, but is evaluated at least annually for impairment. There was no impairment of goodwill during the nine months ended September 30, 2004 and 2005.  The Company acquired $10.4 million of goodwill in conjunction with the acquisition of Ski West, Inc.

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

Commentary: ERP systems upgrade.  During the quarter, we went live with a large systems upgrade. We anticipated that as part of the implantation, a small number of background processes would fail, but we experienced more issues than expected.  As a result, we put our focus on resolving customer-facing issues (processing orders, shipping products and handling returns) versus internal issues.  However, one internal issue was that we were unable to put new products on our site for a five-week period during the quarter, which gradually reduced the number of products on site, resulting in lower site conversion and sales.  Once we were able to upload new products in mid-September, sales and site conversion moved back to previous levels.

In addition, other IT projects that were supposed to lift margins through improved efficiencies in logistics or customer service were either late or remain incomplete because the work required to address the ERP implementation eventually monopolized development resources.  Other projects such as personalization of the website (“Project Propeller”) that were supposed to yield marketing gains also went unfinished.  Our focus will continue to be the new ERP system through the end of 2005, but we anticipate having the resources necessary to address these additional projects during 2006.

Commentary—Growth in Revenue.  Total revenue was $169.3 million for the three-month period ended September 30, 2005, a 63.7% increase from the $103.4 million recorded during the same period in 2004.  For the nine-month period ended September 30, 2005, total revenue grew 77.8% to $485.8 million from $273.3 million recorded in the same period in 2004.

Commentary—Improved Gross Margins and Growth in Gross Profits.  Gross margins increased from 13.3% in the third quarter of 2004 to 14.6% during the third quarter of 2005.  For the nine-month periods ended September 30, 2004 and 2005, margins improved from 11.7% to 14.8%, respectively.

The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas over the last six quarters.  In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped has decreased due to better process management and lower packaging costs, and as a result of increased sales volumes. As a result of increased volumes and improved vendor relationships, we have obtained decreases in outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.  Management continues to believe that additional improvements can be made in shopping gross margins; in particular as a result of technology projects currently being implemented.  In addition, gross margins will increase as the auctions and travel businesses grow, as revenues are recorded net and therefore have much higher gross margins than the traditional shopping business.

Commentary—Marketing.  Sales and marketing expenses totaled $9.4 million and $17.9 million for the quarters ended September 30, 2004 and 2005, respectively, representing an increase of 91.5%.  For those respective three-month periods sales and marketing expenses equaled 9.1% and 10.6% of total revenue.  For the nine months ended September 30, 2004 and 2005, sales and marketing expenses increased 141.8%, from $20.4 million to $49.3 million, respectively.  As a percentage of total revenue, sales and marketing expenses represent 7.5% and 10.1% for the nine months ended September 30, 2004 and 2005, respectively.

Management believes that our extensive marketing efforts directly resulted in a continued rapid growth in Website traffic (49% year over year for the third quarter, according to Nielsen Net Ratings).  However, some of the increase has been in lower-converting traffic as well as traffic to our auctions and travel tabs.  Additionally, as a result of a systems implementation that occurred during the third quarter, we were unable to load new products onto the website for five weeks.  We believe this had a negative effect on overall site conversion, and therefore our marketing spend was less effective in the third quarter than we had expected.  However, once we were able to get new products onto the site during the last two weeks of the quarter, we saw site conversion move back to previous levels.

Commentary — Technology expenses.  Technology costs increased 252.2%, from $2.3 million in the third quarter of 2004 to $8.1 million in third quarter of 2005.  For the nine months ended September 30, 2004 and 2005, technology costs increased 234.1%, from $5.5 million to $18.3 million, respectively.

We have incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for the next growth period of our lifecycle.  The increase in absolute dollars was primarily attributable to the increase in hardware, software and personnel costs, and depreciation associated with the new infrastructure, including expansion of corporate systems, including a database site license and the related reimplementation and development of our overall system architecture.  The increase in technology expenses also included the costs associated with the strategic projects of 2005, namely the development of an enterprise data warehouse and customer analytics system, completion of our auctions tab, reconstruction of our travel website, and development of our search engine and keyword management application.

As we have done throughout the current year, we intend to continue investing in technology; however, we do not expect the similar “stair-step” increases in technology expense seen in 2005 to continue, and we expect overall capital expenditures to decrease as a percentage of sales in the near future.  However, we will continue to invest in additional functionality for our newly expanded infrastructure.

Commentary—General and Administrative Expenses.  General and administrative expenses increased 96% from $5.1 million in the third quarter of 2004 to $10.0 million during the third quarter of 2005, representing 4.9% and 5.9% of total revenue, respectively.  General and administrative expenses increased 81.1% from $13.7 million during the nine month period ending September 30, 2004 to $24.9 million in the same period ended September 30, 2005, representing 5.0% and 5.1% of total revenue for each of those respective periods.

The increase in general and administrative expenses in the third quarter of 2005 and for the three quarters ended September 30, 2005 relate to the increase in payroll and related expenses and professional fees, primarily in merchandising and finance.  In the third quarter of 2005, we relocated our corporate offices to larger facilities to allow for future growth.  As a result we expect an additional rent expense of approximately $1 million quarterly.

On July 1, 2005, we completed our acquisition of Ski West and consolidated its operations into our travel business at that time.  Ski West’s operations contributed an additional $1.6 million of general and administrative expenses and an additional $700,000 of expense related to the amortization of the purchase price to intangible assets.

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

•      accounting for income taxes

•      valuation of long-lived and intangible assets and goodwill; and

•      derivative instruments

Revenue recognition.  We derive our revenue from four sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) merchant hotel revenues; and (iv) commission revenue from our auctions and agency travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction and travel services were not material in 2004 or 2005 and therefore are included in fulfillment partner revenue.

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

Accounting for merchant and agency revenues for our Travel subsidiary

The determination of gross versus net presentation is based principally on the company’s consideration of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” including the weighing of the relevant qualitative factors regarding the company’s status as the primary obligor, and the extent of pricing latitude and inventory risk.  The method of merchant revenue presentation by the Company does not impact operating profit, net income, or cash flows, but rather revenues and cost of sales.

The principle factor in determining gross versus net presentation was the consideration of who is the primary obligor in the relationship with the customer.  Our Travel business provides extensive customer service and support for its customers; however, the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive the hotel services booked through OTravel.com.  In this case, OTravel.com provides customer service support to help resolve issues, even though such customer support could typically involve issues for which OTravel.com is not principally liable.

OTravel.com generates both merchant hotel revenues and agency air, hotel, car and cruise revenues.  Merchant hotel revenues are recognized as net revenue at the time of booking since all transactions are billed directly to customers, are nonrefundable and generally non-cancelable, and require no significant post-delivery obligations for OTravel.com.  A reserve for charge-backs and cancellations is recorded at the time of the transaction based on historical experience.

Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations.  Agency revenues are recognized on a net basis on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. OTravel.com recognizes agency revenues on hotel reservations, cruise and car rental reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier.

Reserve for returns, allowance for doubtful accounts and the allowance for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $2.8 million and $1.7 million as of December 31, 2004 and September 30, 2005, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $750,000 and $1.1 million as of December 31, 2004 and September 30, 2005, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $45.3 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004.  At September 30, 2005, our inventory balance was $94.6 million, net of reserve for obsolescence or damaged inventory of $2.1 million.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and September 30, 2005, we have recorded a full valuation allowance of $28.5 million and $35.9 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. There was no impairment of goodwill or long-lived assets during the nine months ended September 30, 2005. Goodwill totaled $2.8 million and $13.2 million as of December 31, 2004 and September 30, 2005.  The Company added an additional $10.4 million in conjunction with the acquisition of Ski West, Inc. on July 1, 2005.

Derivative instruments.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income.  Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations.  As of September 30, 2005, we have not designated any derivative instruments as hedges.

Results of Operations — 2004 compared to 2005

Revenue

Total revenue was $169.3 million for the three-month period ended September 30, 2005, a 63.7% increase from the $103.4 million recorded in the same period in 2004.  During this same period, direct revenue increased from $43.9 millionto $68.4 million, a 55.8% growth.  Fulfillment partner revenue grew 69.5%, from $59.5 million in the third quarter of 2004 to $100.9 million in 2005.  For the nine-month periods, total revenue grew 77.8% from $273.3 million in 2004 to $485.8 million recorded in 2005.  During the same nine-month periods, direct revenue grew 58.9% from $123.6 million to $196.4 million in 2005 and fulfillment revenue grew 93.4% from $149.7 million to $289.4 million.

Gross bookings totaled $114.4 million and $179.5 million for the quarters ended September 30, 2004 and 2005, respectively, representing an increase of 56.9%.  For the nine-month periods ended September 30, 2004 and 2005, gross bookings totaled $304.4 million and $527.5 million, respectively, representing an increase of 73.3%.  Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold (excluding auctions and travel) by the Company before returns and sales discounts.

Our total revenue for the three and nine month periods ended September 30, 2005, increased as a result of our normal online marketing efforts as well as offline efforts through channels such as nation-wide television, print and radio advertising campaigns.  In addition, total revenue benefited from extended discounted shipping promotions run during the months of March, May and six weeks of the third quarter of 2005.  Although we experienced overall revenue growth, the rate of growth slowed due to decreased conversion rates during the last half of the quarter.  We believe this was primarily the result of a five-week delay in adding new products to the site as a result of an upgrade to our information systems during the quarter

The increase in total revenue is also a reflection of our ability to acquire new customers from our marketing efforts, as evidenced by the addition of 703,000 new customers during the third quarter of 2005 compared to 514,000 new customers in the same quarter of 2004, an increase of 36.8%.

Gross Margins

Total Gross Margins - Cost of goods sold increased 61.1% in absolute dollars from $89.7 million during the third quarter of 2004 to $144.5 million during the same quarter of 2005.  In comparing the third quarters of 2004 and 2005, total revenue increased 63.7%, from $103.4 million to $169.3 million, while gross profit dollars increased 80.4%, from $13.7 million to $24.8 million in those same periods.  As a percent of total revenue, cost of goods sold decreased from 86.7% to 85.4% for those respective periods resulting in gross margins of 13.3% and 14.6% for the three months ended September 30, 2004 and 2005, respectively.

For the nine-month periods ended September 30, 2004 and 2005, cost of goods totaled $241.2 million and $414.1 million, respectively, representing an improvement in margins from 11.7% to 14.8%, respectively.  In dollar terms, gross margins totaled $32.1 million and $71.8 million for the nine months ended September 30, 2004 and 2005, respectively, a 123.5% increase.

Direct Gross Margins - Gross profits for our direct business increased 40.8% from $5.3 million for the quarter ended September 30, 2004 to $7.5 million recorded during the same period in 2005. Direct revenue increased 55.8% from $43.5 million in the quarter ended September 30, 2004 to $68.4 million in the same quarter ended September 30, 2005.  Gross profits as a percentage of direct revenue were 12.1% and 11.0% for the third quarters ended September 30, 2004 and 2005, respectively.

For the nine months ended September 30, 2004 and 2005, gross profit dollars for our direct business increased 87.3% from $13.4 million to $25.2 million, representing gross margins of 10.9% and 12.8%, respectively.  Sales increased 58.9%, from $123.6 million to $196.4 million for those same comparative periods.

The improvements in direct gross margins year over year are a result of the progress and efficiencies gained in several areas. We believe our buying has become more effective as we continue to grow, allowing us to purchase at more favorable product pricing when compared to prior years. In addition, we have made improvements to our fulfillment costs in the current year, including warehouse handling costs and credit card fees.

We experienced a slight decrease in gross margins in the second and third quarters of 2005.  Discounted shipping promotions in March and May and during six weeks of the third quarter of 2005 reduced shipping revenue, and we experienced inefficiencies in warehouse operations as a result of the third quarter systems upgrade.  In addition, our inventory build for anticipated Q4 sales occurred earlier than previous years, and as a result we had increased inbound freight charges during the third quarter (we expense inbound freight as incurred, not when the related inventory is sold). These decreases in gross margins were offset by a 50 basis point increase in gross margins from the addition of Ski West to our existing travel operations.

Fulfillment Partner Gross Margins - Our fulfillment partner business generated gross profits of $8.4 million and $17.3 million for the quarters ended September 30, 2004 and 2005, respectively, an increase of 105.5%.  Gross profits as a percentage of fulfillment partner revenue increased from 14.1% during the third quarter of 2004 to 17.1% during the same quarter of 2005.  For the nine months ended September 30, 2004 and 2005, gross profits increased 149.6% from $18.7 million to $46.6 million, representing gross margins of 12.4% and 16.1%, respectively.

The increase in gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins is largely due to improvements in product costs and credit card fees, as well as a decrease in BMV gross bookings from 11.5% of total fulfillment partner bookings during the first three quarters of 2004, to 10.0% during the first three quarters of 2005.

Gross margins for BMV products have historically been much lower than those of other product categories; however, we have made improvements in BMV margins in 2005, which, in turn, increased the gross profit margin for the overall fulfillment partner operations.

Travel Gross Margins - Gross profit dollars for the travel operations were $1.2 million for the quarter ended September 30, 2005.  The gross profit dollars generated by the travel business this quarter are primarily a result of merchant hotel revenue related to the operations of Ski West, which we acquired on July 1, 2005.  Since revenues from these sales are recorded on a net basis, they result in lower revenue but higher gross margins (81% in the third quarter).  If travel sales continue to increase, the higher gross margins will positively impact future gross margins for the overall business.

Fulfillment

Fulfillment costs during the third quarters of 2004 and 2005 were $7.7 million and $13.3 million, respectively, or 7.4% and 7.8% of total revenue for those respective periods.  For the nine months ended September 30, 2004 and 2005, fulfillment costs were $20.9 million and $36.1 million, respectively, representing 7.6% and 7.4% of total revenue for those respective periods. Fulfillment costs include warehousing (excluding packaging costs), customer service costs and credit card fees.

Fulfillment costs as a percentage of sales may vary due to several factors, such as our level of productivity and accuracy, changes of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to reduce customer service contacts per transaction by implementing improvements in our operations and customer service.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Total revenue	$103,444	$169,323	$273,314	$485,842
Cost of goods sold:
Product costs, freight costs and other cost of good sold	82,030	131,238	220,314	377,945
Fulfillment costs	7,667	13,290	20,892	36,122
Total cost of goods sold	89,697	144,528	241,206	414,067

Gross profit	$13,747	$24,795	$32,108	$71,775

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $9.4 million and $18.0 million for the quarters ended September 30, 2004 and 2005, respectively, representing an increase of 91.5%.  For the three month periods ended September 30, 2004 and 2005, sales and marketing expenses equaled 9.1% and 10.6%, respectively, of quarterly total revenue.  For the nine months ended September 30, 2004 and 2005, sales and marketing expenses increased 141.8%, from $20.4 million to $49.3 million, respectively.  As a percentage of total revenue, sales and marketing expenses represent 7.5% and 10.1% for the nine months ended September 30, 2004 and 2005, respectively.

We direct customers to our websites primarily through a number of targeted online marketing channels, such as sponsored search, portal advertising, e-mail campaigns, and other initiatives.  We also utilize channels such as nation-wide television, print and radio advertising campaigns.  Our marketing expense is variable and is measured as a percentage of overall sales.

Overall online marketing spend has increased in absolute terms in the third quarter of 2005 and the three quarters ended September 30, 2005 compared to prior periods as a result of increased online marketing rates during 2004 and 2005, and an increase in our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google). In addition, we continued our television, print and radio campaigns through the third quarter of 2005.  Our marketing costs have also increased as a percentage of sales due to marketing efforts in our auctions and travel businesses.  Since we record revenues in these businesses on a net basis, they typically have higher marketing expenses as a percent of revenue.  These businesses currently account for 100 basis points of total marketing costs as a percent of sales.

While costs associated with our discounted shipping promotions are not included in marketing expense, we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Technology expenses. Technology expenses increased 256.3%, from $2.3 million in the third quarter of 2004 to $8.1 million in the third quarter of 2005.  For the nine months ended September 30, 2004 and 2005, technology costs increased 234.1%, from $5.5 million to $18.3 million respectively.

We have incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for the next growth period of our lifecycle.  The increase in absolute dollars was primarily attributable to the increase in hardware, software and personnel costs, and depreciation associated with the new infrastructure, including expansion of corporate systems, such as a database site license and the related reimplementation and development of our overall system architecture.  The increase in technology expenses also included the costs associated with the strategic projects of 2005, namely the development of an enterprise data warehouse and customer analytics system, completion of our auctions tab, reconstruction of our travel website, and development of our search engine and keyword management application.

As we have done throughout the current year, we intend to continue investing in technology; however, we do not expect the “stair-step” increases in technology expense seen in 2005, and we expect overall capital expenditures to decrease as a percentage of sales in the near future.  However, we will continue to invest in additional functionality for our newly expanded infrastructure.

General and administrative expenses.  General and administrative expenses increased 95.6% from $5.1 million in the third quarter of 2004 to $10.0 million during the third quarter of 2005, representing 4.9% and 5.9% of total revenue, respectively.  For the nine-month periods, general and administrative expenses increased 81.1% from $13.7 million in 2004 to $24.9 million in 2005, representing 5.0% and 5.1% of total revenue for those respective periods.

The increase in general and administrative expenses in the third quarter of 2005 and for the three quarters ended September 30, 2005 relate to the increase in payroll and related expenses and professional fees, primarily in merchandising and finance.  In the third quarter of 2005, we relocated our corporate offices to larger facilities to allow for future growth.  As a result we expect an additional rent expense of approximately $1.0 million quarterly.

On July 1, 2005, we completed our acquisition of Ski West (and renamed it OTravel.com, Inc.) and consolidated its operations into our travel business.  Ski West’s operations contributed an additional $1.6 million of general and administrative expenses and an additional $700,000 of expense related to the amortization of intangible assets.

Amortization of stock-based compensation.  Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $18,000 for the three months ended September 30, 2005 and a reversal of $8,000 for the same period in 2005.  The reversal was a result of forfeitures of unvested options for which compensation expenses had been previously recorded.  For the nine months ended September 30, 2004 and 2005, amortization of stock-based compensation totaled $276,000 and $65,000, respectively.

Non-operating income (expense)

Interest income, interest expense and other income (expense).

The primary component of our net interest income (expense) relates to the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees.  Additionally, we incurred a large expense during the quarter related to the valuation of the conditional coupon of our foreign bonds.  Interest income and other decreased from $168,000 in the third quarter of 2004 to $1.7 million negative interest income in the third quarter of 2005.  For the nine months ended September 30, 2004 interest income (expense) decreased from $393,000 of interest income to negative interest income of $150,000 because of the valuation of our foreign bonds.  For the quarter ended September 30, 2005 the valuation of the conditional coupon of our foreign bonds resulted in a loss of $2.1 million, and a loss of approximately $2.4 million for the nine months ended September 30, 2005.  See Item 1 of Part 1, “Financial Statements — Note 3 — Marketable Securities”.

Interest expense is comprised largely of interest expense related to our convertible notes, capital leases and our line of credit.  Interest expense increased from $77,000 during the third quarter of 2004 to $1.3 million during the third quarter of 2005, primarily as a result of the interest expense from our convertible senior notes issued in November 2004.  For the nine months ended September 30, 2004 and 2005, interest expense totaled $139,000 and $4.2 million, respectively.

We recorded other income, net of $3,000 and $11,000 during the third quarters of 2004 and 2005, respectively.  For the nine months ended September 30, 2004 and 2005, other income totaled $5,000 and $4.2 million, respectively.  The $4.2 million gain incurred in the nine months ended September 30, 2005 relates the retirement of $33.0 million of the 3.75% Convertible Senior Notes which occurred during the second quarter of 2005.  See Item 1 of Part 1, “Financial Statements — Note 12 — 3.75% Convertible Senior Notes”.

Income taxes

Income taxes.  For the three and nine months ended September 30, 2004 and 2005, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of December 31, 2004 and September 30, 2005, we had $53.3 million and $94.5 million, respectively, of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company no later than March 31, 2006.  The adoption of FIN 47 is not expected to have a significant impact on our financial position, results of operations or cash flows.

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

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staffs views on a variety of matters relating to the interaction between Statement 123R and certain Securities and Exchange Commission Rules and regulations.  We are currently evaluating the provisions of the SAB and will implement it when we begin expensing stock options under Statement 123R in the first quarter of 2006.

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2005	$165,881	$150,638	$169,323
2004	82,078	87,792	103,444		$221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529

* Note that beginning in the third quarter of 2003, total revenue reflects the change in the Company’s returns policy, as a result of which sales by fulfillment partners are now recorded “gross” instead of “net” as in prior quarters.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

Prior to the third quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related costs. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes. At September 30, 2005, our cash and cash equivalents balance was $2.6 million and our marketable securities totaled $74.2 million.

Our operating activities resulted in cash outflows of $927,000 and $12.0 million for the quarters ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004 and 2005, operating activities resulted in cash outflows of $12.4 million and $57.2 million, respectively.  The primary operating uses of cash and cash equivalents during the first nine months of 2005 was to fund our operations, including net losses of $20.9 million, increases in inventory of $49.3 million as we prepare for the fourth quarter holiday sales season, prepaid expenses of $5.8 million and the change in accounts payable of $17.9 million.  This was offset by the change in accounts receivable and accrued liabilities of $7.0 million and $22.0 million, respectively.

Cash used in investing activities totaled $31.3 million and $47.4 million for the nine months ended September 30, 2004 and 2005, respectively.  The cash outflow for investing activities was attributed to capital expenditures for property and equipment of $36.5 million and the acquisition of Ski West, Inc. for $24.6 million.  Cash flows used in investing activities was offset by a net increase of $12.7 million from the purchases and sales of marketable securities.

Our financing activities resulted in net cash inflows of $41.9 million during the nine months ended September 30, 2004 and net cash outflows of $91.6 million for the same period in 2005.  The cash outflows for financing activities for 2005 were due to $3.2 million in capital lease obligations, purchased call options totaling $47.5 million, payments on early extinguishment of debt of $27.9 million and purchase of treasury stock of $24.1 million.  During that same period, we received proceeds from the exercise of stock options and warrants of $6.9 million and borrowed $4.4 million from our line of credit.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

Payments Due by Period
			(in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$87,000	$—	$—	$—	$87,000
Interest on convertible senior notes	21,469	1,894	6,525	6,525	6,525
Capital lease obligations	14,832	7,202	7,630	—	—
Operating leases	72,796	5,488	13,749	15,407	38,152
Purchase obligations	52,500	52,500	—	—	—
Total contractual cash obligations	$248,597	$67,084	$27,904	$21,932	$131,677

	Amounts of Commitment Expiration Per Period
	(in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than 1 Year	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$6,918	$6,918	$—	$—	$—
Redeemable common stock	3,306	—	3,306	—	—
Total commercial commitments	$10,224	$6,918	$3,306	$—	$—

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

In June 2005, under the Share Buyback Program (Note 10), the Company retired $33.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  Interest on the notes was payable on June 1 and December 1 of each year.  As a result of the note retirement, we recognized a gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of Senior Notes remain outstanding.

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

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

In December 2004, we replaced our senior secured credit facility by amending a facility we had with Wells Fargo Bank, National Association.  On October 18, 2005 we entered into a Sixth Amendment (the “Sixth Amendment”) which increased the aggregate amount available under the credit facility from $20 million to $30 million.  The Sixth Amendment also eliminated the requirement that the Company maintain specified cash balances with Wells Fargo as a condition to the availability of advances under the facility, and substituted collateral consisting of foreign bond securities owned by the Company in an aggregate principal amount of $50.0 million to secure the Company’s obligations under the facility. The Sixth Amendment includes a $15.0 million sub-limit which we use to obtain letters of credit to support inventory purchases. At September 30, 2005 the issuing bank or an affiliate of the bank had letters of credit totaling $6.9 million issued on our behalf under this facility.  We have an option to renew the Amended Credit Agreement annually.  The Sixth Amendment increased the interest rate on fixed rate advances under the credit facility to 1.35% above LIBOR on the first day of each fixed rate term under the credit facility the interest rate.

The agreement governing the facility requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfers of assets. We were in compliance with these covenants at September 30, 2005. At September 30, 2005, $4.4 million was outstanding under the facility and $6.9 million in letters of credit was outstanding.

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

In January 2005, the Company’s Board of Directors authorized a stock buyback program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Company’s Board of Directors authorized an increase to the stock buyback program from $50.0 million to a total of $100.0 million.  Additionally, on June 14, 2005, the Board of Directors amended the stock repurchase program to authorize the repurchase of our Convertible Senior Notes.

Under the buyback program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the nine months ended September 30, 2005.  In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the nine months ended September 30, 2005.  The structured stock repurchase transactions not settled in stock were settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets.

We believe that the cash and marketable securities currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. While we anticipate that, beyond the next twelve months, our expected cash flows from future operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Factors that May Affect Future Results.”

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

In January 2005, we received an initial inquiry from the Federal Trade Commission (“FTC”) regarding our shipping policies, procedures, and practices and other matters. We responded to the initial inquiry, and we continue to cooperate with the FTC in providing additional information the FTC has requested in follow-up inquiries. We are currently unable to determine the potential outcome of this inquiry.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $3.0 million and $14.2 million for the quarters ended September 30, 2004 and 2005, respectively. As of December 31, 2004, and September 30, 2005, our accumulated deficit was $73.0 million and $94.0 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult.  We have recently completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business, and we are continuing the work to upgrade and further expand these and other components of our infrastructure.  We have experienced difficulties with the implementation of various aspects to the upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties.  As a result of these expenditures, our ability to quickly reduce spending if our revenues are lower than we project is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors. If this occurs, the price of our securities may decline.

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Websites. If we fail to maintain these relationships, our business will suffer.

During the third quarter of 2005, we had fulfillment partner relationships with approximately 419 third parties whose products we offer for sale on our Websites. At September 30, 2005, these products accounted for approximately 75% of the non-BMV products available on our Websites. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our President. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

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

• traditional retailers and liquidators, such as Ross Stores, Inc., and Walmart Stores, Inc.; and

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, and Ltd., Ross Stores, Inc., respectively. We have recently entered the online auctions business in which we compete with large established businesses including eBay, Inc.

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

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our Websites. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems.  For example, in the third quarter 2005 we experienced difficulties with our implementation of infrastructure upgrades, which resulted in our inability to upload new products to our website for a period of approximately five weeks.  Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

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

Gradient Analytics and Rocker Partners, L.P. Litigation

In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit.  In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants.  Overstock’s President, Dr. Patrick Byrne, has appeared on nationally syndicated television programs and elsewhere to discuss the litigation.  The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business.  To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness. In June 2005, under the Share Buyback Program (see Note 10) of the notes to the financial statements), the Company retired $33.0 million of its Senior Notes which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

FTC Inquiry

In January 2005 we received an initial inquiry from the Federal Trade Commission (“FTC”) regarding our shipping policies,

procedures, and practices and other matters.  We responded to the initial inquiry, and we continue to cooperate with the FTC in providing additional information the FTC has requested in follow-up inquiries.  During 2005 we experienced difficulties with our implementation of our infrastructure upgrades, which in turn caused us additional difficulties with certain of the operational matters covered by the FTC’s inquiry.  We are unable to determine the potential outcome of the FTC’s inquiry.

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.3 million at September 30, 2005.

Potential Stock Manipulation

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants.  We believe that the defendants have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down.  To the extent that the defendants or other persons engage in any such actions or other take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

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

Under SFAS No. 133, the Notes are considered to be derivative financial instruments and are marked to market quarterly.  Any unrealized gain or loss related to the conditional coupon based on the quarterly mark-to-market valuation is recorded in the income statement as a component of interest income or expense.  Any unrealized gain or loss related to the impact of the underlying Notes’ mark-to-market valuation is recorded as a component of other comprehensive income.

For the quarter ended September 30, 2005 the mark-to-market valuation of the conditional coupon resulted in a loss of $2.1 million, and a loss of $2.4 million for the nine months ended September 30, 2005.  The mark-to-market valuation of the Notes’ resulted in a gain of $660,000 to be recorded as a component of other comprehensive income for the quarter and nine months ended September 30, 2005.

At September 30, 2005, we had $2.6 million in cash and cash equivalents and $74.2 million in marketable securities (including the foreign Notes). A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $1.2 million on our earnings or loss, or the fair market value or cash flows of these instruments.

In June 2005, under the Share Buyback Program (see Note 10), the Company retired $33.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  The Senior Notes bear interest at a fixed rate of 3.75%. In addition, at September 30, 2005, there were no borrowings outstanding under our line of credit and letters of credit totaling $11.2 million were outstanding under our credit facility.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of the convertible senior notes was $67.9 million at September 30, 2005.

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

Under the buyback program, the Company repurchased approximately 665,000 shares of its common stock in open market transactions for $24.1 million during the nine months ended September 30, 2005.  In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $39.6 million of structured stock repurchase transactions during the nine months ended September 30, 2005.  The structured stock repurchase transactions that did not settle in stock settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets.

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

Changes in Internal Control over Financial Reporting

The changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, consisted of the implementation of a new enterprise resource planning system and related control processes, and an upgrade to our existing financial reporting system and related control processes.  Throughout this process, we have continued to use existing controls around financial reporting, which include redundant manual controls in addition to system controls.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a patent owned by Furnace Brook. After diligent efforts to show that we do not infringe these patents and Furnace Brook’s continual assertions that it would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. We are currently considering the benefits of motions for reconsideration or appeal of the Utah decision. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 12, 2005, we filed a motion to stay the proceedings in New York pending resolution of the issues related to the motion to dismiss in Utah.  An answer to the New York complaint is not due until after resolution of the motion to stay. Although we believe to have defenses to the infringement allegations in the New York case, which we intend to pursue vigorously, the Furnace Brook lawsuit is not yet in the discovery stage, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principal.  We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin.  On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act.  The defendants have been served with, but have not yet answered, the amended complaint.  We intend to pursue this action vigorously.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period ended September 30, 2005, we issued 446,267 shares of our common stock upon the exercise of warrants with a weighted average exercise price of $6.82 per share.  The issuance of these securities was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the third quarter of 2005, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.  Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases.  Column (b) sets forth the average price paid per share.  Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs.  Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
					$8,362,000	(2)
July 1, 2005 to July 31, 2005	—		—	—	$—
August 1, 2005 to August 31, 2005	45,500		$43.97	—	$—
September 1, 2005 to September 30, 2005	200,000		$40.19	—	$—
Total	245,500	(1)	$40.89	—	$8,362,000

(1) All shares were in column (a) were purchased by the Company’s President, Patrick M. Byrne, and the Company’s Chairperson, Mr. Jack Byrne, who may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.  None of the shares purchased were purchased by the Company.

(2) The Company announced a $50.0 million stock repurchase program on January 26, 2005, announced the expansion of the program to $100.0 million on April 26, 2005, and announced the expansion of the program to include possible repurchases of the Company’s convertible senior notes on June 14, 2005. The expiration date of the program is January 26, 2008.

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

Dated:  November 9, 2005