Form 10-K/A
period 2004-12-31
OVERSTOCK.COM, INC
filed 2006-03-15
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49799

OVERSTOCK.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6322 South 3000 East, Suite 100

Salt Lake City, Utah 84121

(Address of principal executive offices including zip code)

(801) 947-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value (title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2004), was approximately $713.8 million based upon the last sales price reported for such date on The NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 11, 2005 there were 19,885,188 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K/A is incorporated by reference to the Registrant’s proxy statement for the 2005 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

On February 27, 2006, Overstock.com, Inc. (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. As more fully described in Note 2 of the financial statements, the Company has determined that the misstatement relates to the Company’s historical practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold. This Amendment No. 1 to Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (“Original Filing”), as filed on March 16, 2005.

Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-K. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Item 1 of Part I, Items 6,7,8, and 9A of Part II, and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of the President and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our President and Senior Vice President, Finance, are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

2

OVERSTOCK.COM, INC.

ANNUAL REPORT ON FORM 10-K/A

INDEX

Part I.
Special Note Regarding Forward-Looking Statements
Item 1.	Business
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II.
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data (Restated)
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data (Restated)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures (Restated)
Item 9B.	Other Information
Part III.
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services
Part IV.
Item 15.	Exhibits, Financial Statement Schedules
Signatures
Financial Statements

Overstock.com is a registered trademark, and Worldstock.com, Club O and Club O Gold are trademarks, of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K/A are property of their respective owners.

ii

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K/A, including those described in Item 1 under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

ITEM 1. BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under the heading “Risk Factors” and elsewhere in this Form 10-K/A.

Overview

We are an online “closeout” retailer offering discount, brand-name merchandise for sale primarily over the Internet. Our merchandise offerings include bed-and-bath goods, home décor, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods and apparel and designer accessories. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We also offer limited travel services. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 50,000 non-BMV products and approximately 500,000 BMV products in eight departments on our main Website, www.overstock.com.

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

We have a “direct” business, in which we buy and take possession of excess inventory for resale. We also have our “fulfillment partner” business (which we formerly called our “commission” business) in which we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Websites. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products, as well as most of the BMV products and all of our current travel offerings, on our Websites.

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

Industry Overview

Manufacturers and retailers traditionally hold inventory to buffer against uncertain demand within their normal, “inline” sales channels. Inline sales channels are manufacturers’ primary distribution channels, which are characterized by regularly placed orders by established retailers at or near wholesale prices. In recent years, several dynamics have shifted inventory risk from retailers to manufacturers, including:

•                  dominant retailers insist on just-in-time deliveries from manufacturers;

•                  dominant retailers often cancel orders mid-production and return unsold merchandise;

•                  style, color or model changes can quickly turn inventory into closeout merchandise;

•                  incorrect estimates of consumer demand which can lead to overproduction; and

•                  changes in a retailer’s financial situation or strategy results in cancelled orders.

The disposal of excess, or overstock, inventory represents a substantial burden for many manufacturers, especially those who produce high-quality branded merchandise. Manufacturers seek to avoid liquidating through traditional retail channels where the manufacturer’s discounted products may be sold alongside other full-price products. This can result in weaker pricing and decreased brand strength, and is known as channel conflict or sales channel pollution. As a result, many manufacturers turn to liquidation wholesalers and discount retailers. These liquidation channels provide manufacturers limited control of distribution and are, we believe, unreliable and expensive to manage when compared with their inline channels.

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

As previously mentioned, we have both a “direct” business and a “fulfillment partner” business. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products, as well as most of the BMV products and all of our current travel offerings, on our Websites. For both our direct and our fulfillment partner businesses we have a consumer (“B2C”) and a business-to-business (“B2B”) sales channel. Although we have historically operated a separate B2B Website, our direct revenue has predominantly been based on purchases made directly through our consumer Website. As a result, during the third quarter of 2004, we integrated the B2B Website into our consumer Website. B2B clients now buy products primarily through our Club O frequent buyers club and our Club O Gold bulk purchase program. During 2004, no single customer accounted for more than 1% of our total revenue.

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

Overstock provides manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Key advantages for manufacturers liquidating their excess inventory through Overstock include:

•                  Resolution of channel conflict. Channel conflicts arise when a manufacturer’s excess inventory is sold through the same channel as their other product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer’s other product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using Overstock, manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their other products.

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

•                  Responsive customer service and positive shopping experience. Our team of customer service representatives (which includes employees, temporary employees and outsourced staff) assists customers by telephone and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of its e-mails within 12 hours. For our consumer business, we include a return shipment label in our customer’s shipment to facilitate product returns and, subject to certain conditions; we allow customers up to 20 days from date of shipment to initiate the return of most purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

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

AOL Time Warner

Bissell

Blue Ridge Home Fashions

Cuisinart

Fuji

Hewlett-Packard

Kelty

Kenneth Cole

Mai

Meyer Corporation

Movado

Nicole Miller

Novica

Linon Home Decor

Panasonic

Philips

Random House

RCA

Samsonite

Seiko

Simon & Schuster

Sony

Swiss Army

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

Fulfillment Partner Business. In our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Websites. We currently have fulfillment partner relationships with approximately 380 third parties which post approximately 40,000 non-BMV products and all of our current travel offerings on our Websites.

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

Products

Online Products

We offer products under 4 tabs: Shopping, Auctions, Travel and our Books, Music & Movies Tab. Currently, our products are organized into eight different product departments on our Shopping Tab:

Apparel, Shoes & Accessories

Books, Music & Videos

Electronics & Computers

Home & Garden

Gifts & Flowers

Jewelry & Watches

Recreation & Sports

Worldstock Handcrafted

Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the following product categories are currently within the “Electronics & Computers” department:

Audio & Video

Cameras & Optics

Telephones

Home Office Equipment

Computers & Printers

Each category has several subcategories that further detail the product contained within. For example, under the “Computers & Printers” category, we have the subcategories of “Computers,” “Connectivity,” “Drives & Storage,” “Ink Cartridges,” “Monitors,” “PDA’s & Handhelds,” “Peripherals,” “Printers & Scanners” and “Upgrades” and under the “PDA’s & Handhelds” subcategory we have the further sub-subcategories of “Accessories,” “Handspring,” “Other Brands” and “Palm One.”

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

Fulfillment Partner Business. During 2004 approximately 60% of our orders were for inventory owned and shipped by third party fulfillment partners. We currently manage approximately 380 entities that collect their orders through our Websites. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, beginning July 1, 2003, we began handling returns for these sales. These third parties relay shipment confirmations to our Websites, where customers can review shipping and tracking information. From a customer’s point of view, shipping from our warehouses or from the warehouse of one of these third parties is indistinguishable.

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

Competition

The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new Websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

•                  price;

•                  product quality and selection;

•                  shopping convenience;

•                  order processing and fulfillment;

•                  customer service; and

•                  brand recognition.

Our liquidation services compete with other online retailers and traditional liquidation “brokers,” some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

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

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than us, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their Website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot assure you that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See “Risk Factors.”

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

Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See “Risk Factors.”

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

Risk Factors

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K/A and in any reports we file with the SEC after we file this Form 10-K/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $11.8 million and $4.7 million for the years ended December 31, 2003 and 2004, respectively. As of December 31, 2003, and 2004, our accumulated deficit was $67.0 million and $71.7 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “OSTK.” Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low closing prices per share for our common stock as reported on the Nasdaq National Market since May 30, 2002.

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

Certain offerings of our common stock may not have complied with various requirements of applicable state and securities laws. As such, certain investors in our common stock may be entitled to return their shares to us and receive back from us the full price they paid, plus interest. Although no investors have attempted to exercise a right of rescission, and although we have never declared or paid any cash dividends on shares of common stock that may be subject to rescission, we have recorded “interest,” which may be payable on these securities if the rescission rights are exercised, as a deemed dividend in our financial statements. If an investor does attempt to exercise a right of rescission, the interest attributable to their securities would likely become payable in cash.

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

During the fourth quarter of 2004, there were no purchases of shares of the Company’s common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act. In January 2005, the Company announced that its board of directors had authorized a three-year stock repurchase program for up to $50 million for the purpose of mitigating dilution from outstanding options, warrants and other convertible securities. In February and March 2005, we paid $47.5 million for several purchased call options pursuant to which we may purchase up to 1,250,000 shares of our common stock.

ITEM 6. SELECTED FINANCIAL DATA (RESTATED)

Restatement

As discussed in Note 2 to the financial statements, the financial statements for the years ended December 31, 2002, 2003 and 2004 and related notes thereto contained in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. All amounts in Selected Financial Data have been adjusted, as appropriate, for the effects of the restatement.

The following selected consolidated financial data as of December 31, 2003 and 2004 and for each of the three years in the period ended December 31, 2004, are derived from our consolidated financial statements and are included elsewhere in this Form 10-K/A. The consolidated financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001, are derived from consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K/A.

	Year ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$24,656	$36,038	$79,405	$138,134	$213,210
Fulfillment partner revenue	867	3,965	12,379	100,811	281,425
Total revenue	25,523	40,003	91,784	238,945	494,635
Cost of goods sold
Direct	27,313	33,378	70,445	123,963	184,928
Fulfillment partner	381	1,143	2,755	89,190	243,468
Total cost of goods sold	27,694	34,521	73,200	213,153	428,396
Gross profit (loss)	(2,171)	5,482	18,584	25,792	66,239
Operating expenses:
Sales and marketing expenses	11,376	5,784	8,669	20,173	40,533
General and administrative expenses	7,556	9,441	10,825	16,911	30,235
Amortization of goodwill	226	3,056	—	—	—
Amortization of stock-based compensation	—	649	2,903	756	360
Total operating expenses	19,158	18,930	22,397	37,840	71,128
Operating loss	(21,329)	(13,448)	(3,813)	(12,048)	(4,889)
Interest income	241	461	403	461	1,173
Interest expense	(73)	(729)	(465)	(76)	(775)
Other income (expense), net	(33)	29	(444)	115	(49)
Net loss	(21,194)	(13,687)	(4,319)	(11,548)	(4,540)
Deemed dividend related to redeemable common stock	(210)	(404)	(406)	(262)	(188)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	(6,607)	—	—
Net loss attributable to common shares	$(21,404)	$(14,091)	$(11,332)	$(11,810)	$(4,728)
Net loss per common share—basic and diluted	$(3.61)	$(1.28)	$(0.86)	$(0.73)	$(0.26)
Weighted average common shares outstanding—basic and diluted	5,922	10,998	13,108	16,198	17,846

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Balance Sheet Data:
Cash and cash equivalents	$8,348	$3,729	$11,059	$28,846	$198,678
Marketable securities	—	—	21,603	11,500	88,802
Working capital	6,558	3,308	36,157	46,101	267,947
Total assets	30,519	21,951	64,434	98,549	377,543
Total indebtedness	3,591	4,677	182	161	117,589
Redeemable common stock	4,830	5,284	4,363	2,978	3,166
Stockholders’ equity	12,567	6,217	39,749	55,731	169,811

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-K/A.

Restatement

As discussed in Note 2 to the financial statements, the financial statements for the years ended December 31, 2002, 2003 and 2004, the quarterly data for year ended December 31, 2004 and the related notes thereto contained in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated in order to properly reflect the capitalization of inbound freight as a component of inventory rather than as a period cost. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. The effect of the adjustments on the Consolidated Results of Operations for the years ended December 31, 2002, 2003 and 2004 is to reduce net loss by $241,000, $339,000 and $462,000, respectively. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operation have been adjusted, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Note 2 to the consolidated financial statements contained in Part IV, Item 15 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2006.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods, apparel and designer accessories and travel. Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999.

Our revenue is comprised of direct revenue and fulfillment partner revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah or our outsourced warehouse located in Plainfield, Indiana, and sales from our warehouse store which we closed in January 2004. Customers place orders through our main website, www.overstock.com. Although we historically operated a separate business-to-business (“B2B”) Website, our direct revenue has predominantly been based on purchases made directly through our main consumer Website. As a result, during the third quarter of 2004, we integrated the B2B Website into our consumer Website, and B2B clients now buy products primarily through our Club O frequent buyers club and our Club O Gold bulk purchase program.

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

	Year ended December 31,
	2002		2003		2004
	(Restated)		(Restated)		(Restated)
Total revenue	$91,784	100%	$238,945	100%	$494,635	100%
Cost of goods sold
Product costs and other cost of goods sold	63,827	70%	192,851	81%	394,118	80%
Fulfillment costs	9,373	10%	20,302	8%	34,278	7%
Total cost of goods sold	73,200	80%	213,153	89%	428,396	87%
Gross profit	$18,584	20%	$25,792	11%	$66,239	13%

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

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. As of December 31, 2003 and 2004, we had net operating loss carryforwards of approximately $47.1 million and $50.5 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

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

Commentary—Increases in Gross Bookings. Management believes that to understand our business and our financial statements, investors should understand the difference between total revenue and gross bookings. Gross bookings represents the gross selling price of all transactions, including those for which we only record a commission, before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003, and therefore differs from total revenue. We sustained year-over-year growth in gross bookings for 2004’s four quarters of 79%, 88%, 87%, and 82%, respectively, compared to 2003’s respective quarters. For the year, gross bookings grew 84% from $294.8 million to $541.4 million in 2004. Our B2C business, which excludes Safeway and our B2B business, grew 106% in 2004. This growth was due to the continued expansion of our customer base (2.5 of our 5.5 million customers were added during 2004) from our online and offline marketing efforts. We consider the growth in gross bookings especially noteworthy, because we ended our arrangement with Safeway in February 2004. The Safeway program had represented 10% of gross bookings during 2003, and less than 1% of gross bookings in 2004.

Commentary—Improved gross margins. Quarterly gross margins during the periods Q4 2003 through Q4 2004 were: 9.7%, 10.3%, 11.4%, 13.4% and 15.3%, respectively. In comparing 2003 and 2004, revenue increased 107% (from $238.9 million to $494.6 million) while gross profit dollars increased 157% (from $25.8 million to $66.2 million). Management considers improvements in gross margins and the resulting increase in gross profit dollars to be an important aspect of our financial results.

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

Commentary—Marketing efforts. For 2004, our sales and marketing expenses increased 101% from $20.2 million in 2003 to $40.5 million in 2004. Our average customer acquisition cost (“CPA”) for 2004 increased to $16.43, an increase of 36% over the $12.09 we achieved in 2003. This increase in CPA is partially a result of increased pricing of on-line marketing in general, as well an increase in overall marketing expenditures in an effort to strengthen our brand. In addition, in the fourth quarter of 2004, we spent approximately $1.6 million marketing our new auctions business, which increased our overall marketing expenditures and reduced our return on our marketing investment.

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

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operation provides further information about the matters discussed above and other important matters affecting our business.

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

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $30.7 million, net of reserve for obsolescence or damaged inventory of $1.1 million as of December 31, 2003. At December 31, 2004, our inventory balance was $46.6 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2003 and 2004, we have recorded a full valuation allowance of $25.4 million and $27.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for 2002, 2003 and 2004.

	Year ended December 31,
	2002	2003	2004
	(as a percentage of total revenue)
	(Restated)	(Restated)	(Restated)
Revenue
Direct revenue	86.5%	57.8%	43.1%
Fulfillment partner revenue	13.5	42.2	56.9
Total revenue	100.0	100.0	100.0
Cost of goods sold
Direct	76.8	51.9	37.4
Fulfillment partner	3.0	37.3	49.2
Total cost of goods sold	79.8	89.2	86.6
Gross profit	20.2	10.8	13.4
Operating expenses:
Sales and marketing expenses	9.4	8.4	8.2
General and administrative expenses	11.8	7.1	6.1
Amortization of stock-based compensation	3.2	0.3	0.1
Total operating expenses	24.4	15.8	14.4
Operating loss	(4.2)	(5.0)	(1.0)
Interest income	0.4	0.2	0.2
Interest expense	(0.5)	(0.0)	(0.1)
Other income (expense), net	(0.5)	0.0	0.0
Net loss	(4.8)%	(4.8)%	(0.9)%

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

Cost of goods sold increased in absolute dollars, from $213.2 million in 2003 to $428.4 million in 2004. In comparing 2003 and 2004, total revenue increased 107% (from $238.9 million to $494.6 million) while gross profit dollars increased 157% (from $25.8 million to $66.2 million). However, as a percent of total revenue, cost of goods sold decreased from 89% to 87% for those respective periods resulting in gross margins of 11% and 13% for the years ended December 31, 2003 and 2004, respectively. Quarterly gross margins during the periods from the fourth quarter of 2003 through the fourth quarter of 2004 were: 9.7%, 10.3%, 11.4%, 13.4% and 15.3%, respectively. The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas. In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our handling cost/package has decreased during the year due to better process management and lower packaging costs from increased sales volumes. Fulfillment costs in 2003 and 2004 were $20.3 million and $34.3 million, respectively, representing 8% and 7% of total revenue, respectively. As a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.

Gross profits for our direct operations increased from $14.2 million for the year ended December 31, 2003 to $28.3 million recorded during the same period in 2004. For our direct operations, gross profit dollars increased 99% on a year-over-year basis while sales increased 54%. Gross profits for our direct operations, as a percentage of direct revenue increased from 10% in 2003 to 13% in 2004. This was primarily due to the efficiencies received including more favorable pricing and effective buying as well as decreases in outbound and inbound shipping costs.

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

Income taxes. At December 31, 2003 and 2004, we had net operating loss carryforwards of approximately $47.1 million and $50.5 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019.

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

Cost of goods sold increased in absolute dollars, from $73.2 million in 2002 to $213.2 million in 2003, and as a percent of total revenue, from 80% to 89%, respectively. This increase in cost of goods sold, as a percent of total revenue, was primarily a result of the change in our business practices described above. In addition, cost of goods sold increased as a percentage of total revenue due to the growth in sales of BMV products, which account for approximately 12% of total revenue in 2003, compared to less than 1% in 2002. These combined changes correlate to gross margins of 20% and 11% for the years ended December 31, 2002 and 2003, respectively. Cost of goods sold also includes stock-based compensation of $373,000 and $90,000 for the years ended December 31, 2002 and 2003, respectively.

Gross profits for our direct operations increased to $14.2 million for the year ended December 31, 2003, from $9.0 million recorded during the same period in 2002. For our direct operations, gross profit dollars increased 58% on a year-over-year basis while sales increased 74%. Gross profits for our direct operations, as a percentage of direct revenue decreased from 11% in 2002 to 10% in 2003. This was primarily due to increased costs related to capacity expansion at the warehouse, as well as an increase in warehouse handling expense as we ramped up staffing and packaging in anticipation of sales increases. Additionally, overall returns costs increased significantly as we increased capacity and staffing for increased returns volumes due to the returns policy change, and due to process inefficiencies that were identified and fixed during the third and fourth quarters.

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

Income taxes. We incurred net operating losses in 2002 and 2003, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2003, we had $61.5 million of net operating loss carryforwards, of which $14.4 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019.

Quarterly Results of Operations (Restated)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2004, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K/A. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter. See Note 23 in our consolidated financial statements included herein for the unaudited quarterly results of operations as originally reported in our Form 10-K for the fiscal year ended December 31, 2004, as filed on March 16, 2005.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(in thousands, except per share data)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$25,198	$25,402	$29,284	$58,250	$38,580	$41,113	$43,928	$89,589
Fulfillment partner revenue	3,966	3,431	28,504	64,910	43,498	46,679	59,516	131,732
Total revenue	29,164	28,833	57,788	123,160	82,078	87,792	103,444	221,321
Cost of goods sold
Direct	23,516	22,910	26,598	50,939	34,859	36,645	38,491	74,933
Fulfillment partner	1,055	1,016	26,863	60,256	38,793	41,114	51,103	112,458
Total cost of goods sold	24,571	23,926	53,461	111,195	73,652	77,759	89,594	187,391
Gross profit	4,593	4,907	4,327	11,965	8,426	10,033	13,850	33,930
Operating expenses:
Sales and marketing expenses	3,848	2,572	3,855	9,898	4,377	6,605	9,398	20,153
General and administrative expenses	4,545	3,367	4,059	4,940	6,251	5,567	7,376	11,041
Amortization of stock-based compensation	328	112	171	145	135	123	18	84
Total operating expenses	8,721	6,051	8,085	14,983	10,763	12,295	16,792	31,278
Operating income (loss)	(4,128)	(1,144)	(3,758)	(3,018)	(2,337)	(2,262)	(2,942)	2,652
Interest income	152	142	98	69	98	127	168	780
Interest expense	(7)	(55)	(8)	(6)	(16)	(46)	(77)	(636)
Other income (expense), net	10	25	79	1	2	—	3	(54)
Net income (loss)	(3,973)	(1,032)	(3,589)	(2,954)	(2,253)	(2,181)	(2,848)	2,742
Deemed dividend related to redeemable common stock	(77)	(78)	(58)	(49)	(48)	(46)	(47)	(47)
Net income (loss) attributable to common shares	$(4,050)	$(1,110)	$(3,647)	$(3,003)	$(2,301)	$(2,227)	$(2,895)	$2,695
Net income (loss) per common share
—basic	$(0.26)	$(0.07)	$(0.22)	$(0.18)	$(0.14)	$(0.13)	$(0.16)	$0.14
—diluted	$(0.26)	$(0.07)	$(0.22)	$(0.18)	$(0.14)	$(0.13)	$(0.16)	$0.13
Weighted average common shares outstanding
—basic	15,486	16,384	16,419	16,473	16,646	17,577	18,284	19,016
—diluted	15,486	16,384	16,419	16,473	16,646	17,577	18,284	20,780

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$52,270	$51,315	$61,018	$130,155	$93,412	$96,627	$114,381	$237,021
Number of orders(3)	491,000	522,000	643,000	1,376,000	1,126,000	1,023,000	1,178,000	2,440,000
Number of new B2C customers(4)	264,000	283,000	342,000	744,000	425,000	414,000	514,000	1,110,000
Average customer acquisition cost(5)	$14.06	$8.69	$10.97	$13.19	$10.24	$15.88	$18.30	$18.15

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

(5)           Average customer acquisition cost represents total sales and marketing expense divided by the number of new customers for the period presented.

	Three Months Ended
	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(as a percentage of total revenue)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	86.4%	88.1%	50.7%	47.3%	47.0%	46.8%	42.5%	40.5%
Fulfillment partner revenue	13.6	11.9	49.3	52.7	53.0	53.2	57.5	59.5
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	80.7	79.5	46.1	41.4	42.4	41.8	37.2	33.9
Fulfillment partner	3.6	3.5	46.4	48.9	47.3	46.8	49.4	50.8
Total cost of goods sold	84.3	83.0	92.5	90.3	89.7	88.6	86.6	84.7
Gross profit	15.7	17.0	7.5	9.7	10.3	11.4	13.4	15.3
Operating expenses:
Sales and marketing expenses	13.2	8.9	6.7	8.0	5.3	7.5	9.1	9.1
General and administrative expenses	15.6	11.7	7.0	4.1	7.6	6.4	7.1	5.0
Amortization of stock-based compensation	1.1	0.4	0.3	0.1	0.2	0.1	0.0	0.0
Total operating expenses	29.9	21.0	14.0	12.2	13.1	14.0	16.2	14.1
Operating income (loss)	(14.2)	(4.0)	(6.5)	(2.5)	(2.8)	(2.6)	(2.8)	1.2
Interest income	0.5	0.5	0.2	0.1	0.1	0.1	0.1	0.3
Interest expense	(0.0)	(0.2)	(0.0)	(0.0)	(0.0)	(0.0)	(0.1)	(0.3)
Other income (expense), net	0.0	0.1	0.1	0.0	0.0	0.0	0.0	(0.0)
Net income (loss)	(13.7)%	(3.6)%	(6.2)%	(2.4)%	(2.7)%	(2.5)%	(2.8)%	1.2%

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

Cost of goods sold as a percentage of total revenue has fluctuated in the quarterly periods reflected above ranging from 83% to 93%. The significant increases during the 3rd and 4th quarters of 2003 relate specifically to the change in business practices in our fulfillment partner operations and the resulting shift from recognizing revenue on a commission basis to a gross basis. Gross margins during the periods Q4 2003 through Q4 2004 were: 9.7%, 10.3%, 11.4%, 13.4% and 15.3%, respectively. In comparing the fourth quarters of 2003 and 2004, revenue increased 80% (from $123.2 million to $221.3 million) while gross profit dollars increased 184% (from $12.0 million to $33.9 million). Our margins improvement stems from our efforts in tightening our logistics costs and achieving better pricing on merchandise purchased to sell on our Websites.

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

Our operating activities resulted in net cash outflows of $10.4 million for the year ended December 31, 2003 and net cash inflows of $25.0 million for the year ended December 31, 2004. The primary use of cash and cash equivalents during 2004 was to fund our operations, including net losses of $4.5 million, and changes in inventories ($15.8 million), prepaid expenses and other assets ($11.2 million), and other long-term assets ($944,000). This was offset by the change in accounts receivable ($4.5 million), accounts payable ($33.7 million) and accrued liabilities ($13.6 million).

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

Contractual Obligations and Commitments. The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$120,000	$—	$—	$—	$120,000
Interest on convertible senior notes	31,588	4,588	9,000	9,000	9,000
Capital lease obligations	1,420	632	781	7	—
Operating leases	50,665	4,099	10,222	10,023	26,321
Purchase obligations	7,519	7,519	—	—	—
Total contractual cash obligations	$211,192	$16,838	$20,003	$19,030	$155,321

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$8,225	$8,225	$—	$—	$—
Redeemable common stock	3,166	141	3,025	—	—
Total commercial commitments	$11,391	$8,366	$3,025	$—	$—

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

In December 2004, we replaced the senior secured credit facility described above with an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10.0 million of letters of credit for the purchase of inventory. The Amended Credit Agreement provides us a revolving line of credit of up to $30.0 million and expires December 31, 2005. We have an option to renew the Amended Credit Agreement annually. Included in the $30.0 million Amended Credit Agreement is a $10.0 million sub-limit for a revolving line of credit which we use to obtain letters of credit to support inventory purchases. At December 31, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $8.2 million issued on our behalf under this facility. However, we have no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.

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

In January 2005, the Company’s Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

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

We believe that the cash and marketable securities currently on hand, amounts available under our credit facility and cash flows from operations will be sufficient to continue operations for at least the next twelve months. While we anticipate that, beyond the next twelve months, our cash flows from operations will be sufficient to fund our operational requirements, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty. See “Risk Factors.”

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

*                                         Note that total revenue since the third quarter of 2003 reflects the change in our policy in which sales by fulfillment partners are recorded “gross” instead of “net” as in prior quarters.

Factors That May Affect Future Results

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described herein, and all other information in this Form 10-K/A before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K/A and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Restatement

As discussed in Note 2 to the consolidated financial statements contained in Part IV, Item 15 of this Amendment and Item 4.02 (a) of the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2005, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2004, to restate the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the quarterly consolidated financial statements for each of the quarters within the years ended December 31, 2004 and 2003.  The determination to restate these consolidated financial statements was made as a result of management’s identification of an error related to the accounting for freight costs incurred to deliver inventory to its warehouses.  The Company has determined that the misstatement relates to the Company’s former practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President and Senior Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

As a result of the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s President and Senior Vice President, Finance (principal financial officer), has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004.   Based upon this re-evaluation and as a result of the material weakness discussed below under “Management’s Report on Internal Control over Financial Reporting (Restated)”, the Company’s management, including its President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has concluded that its disclosure controls and procedures were not effective as of December 31, 2004.  The Company’s management nevertheless has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over its accounting for inventory.  Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2004 and 2003.  Additionally, this control deficiency could result in a misstatement of our inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

In the Company’s original filing of the 2004 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.  However in connection with the restatement discussed in Note 2 to the consolidated financial statements, management has subsequently determined that the material weakness described above existed as of December 31, 2004.  As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/Patrick M. Byrne	/s/ David K. Chidester
Patrick M. Byrne	David K. Chidester
President (principal executive officer)	Senior Vice President, Finance (principal financial officer)
March 14, 2006	March 14, 2006

Remediation Steps to Address Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures and in connection with the preparation and filing of this Amended Annual Report on Form 10-K/A, the Company has conducted and completed a review of its accounting practices for accounting for inbound freight costs as a component of inventory costs and corrected its method of accounting. These steps were completed subsequent to December 31, 2005 but prior to the effective date of the Amendment.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2005 annual meeting of stockholders.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                                  1. Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Stockholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Schedule II Valuation and Qualifying Accounts

2.                                      Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

3.                                      Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K/A.

Exhibit Number	Description of Document
3.1(a)	Amended and Restated Certificate of Incorporation.

3.2(a)	Amended and Restated Bylaws.

4.1(b)	Form of specimen common stock certificate.

4.2(b)	Investor Rights Agreement, dated March 4, 2002.

10.1(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.

10.2(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.

10.3(b)	2001 Stock Purchase Plan and form of agreements thereunder.

10.4(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.

10.5

Form of agreements under 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.6(b)	Agreement and Plan of Merger dated November 3, 2000 by and between Overstock.com, Inc. and Gear.com, Inc.

10.7

Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.8

Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.9

First Lease Extension Agreement dated January 25, 2002 by and between Overstock.com, Inc. and Holladay Building East L.L.C (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.10

Lease Agreement by and between Overstock.com, Inc. and Marvin L. Oates Trust dated March 15, 2000 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.11

Severance Package Agreement with Douglas Greene dated June 17, 1999 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.12

Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.13

Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.14

Form of Warrant to purchase Overstock.com, Inc. common stock. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

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

10.23

Credit Agreement dated February 13, 2004 between Overstock.com, Inc. and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K/A for the year ended December 31, 2003 filed on February 24, 2004).

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

10.34(d)	Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative

10.35	Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on November 18, 2004)

10.36

Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on May 14, 2004

10.37	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)

10.38(c)	Summary of Compensation Arrangements Applicable to Named Executive Officers.

10.39(c)	Summary of Compensation Arrangements Applicable to Non-employee Directors.

21(d)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

(d)                                 Incorporated by reference to exhibits of the same number filed with our Form 10-K, filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

OVERSTOCK.COM, INC.

By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne
Chairman and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne, Jonathan E. Johnson III and David K. Chidester, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK M. BYRNE	President and Chairman of the Board	March 14,2006
Patrick M. Byrne	(Principal Executive Officer)

/s/ DAVID K. CHIDESTER	Vice President, Finance (Principal	March 14,2006
David K. Chidester	Financial Officer and Principal
Accounting Officer)

/s/ GORDON S. MACKLIN		March 14,2006
Gordon S. Macklin	Director

/s/ ALLISON H. ABRAHAM		March 14,2006
Allison H. Abraham	Director

/s/ JOHN A. FISHER		March 14,2006
John A. Fisher	Director

/s/ JACK J. BYRNE		March 14,2006
Jack J. Byrne	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Overstock.com, Inc.:

We have completed an integrated audit of Overstock.com, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the accounting for inbound freight costs as a component of inventory, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment.  As of December 31, 2004, the Company did not maintain effective control over its accounting for inventory.  Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles.  This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2004 and 2003.  Additionally, this control deficiency could result in a misstatement of the Company’s inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.  However, management has subsequently determined that the material weakness described above existed as of December 31, 2004.  Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management’s assessment that Overstock.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Overstock.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 14, 2005, except for the restatement discussed

in Note 2 to the consolidated financial statements and the

matter discussed in the penultimate paragraph of

Management’s Report on Internal Control Over Financial

Reporting, as to which the date is March 14, 2006

Overstock.com, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2004
	(in thousands)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$28,846	$198,678
Marketable securities	11,500	88,802
Cash, cash equivalents and marketable securities	40,346	287,480
Accounts receivable, net	10,183	5,715
Inventories, net	30,743	46,558
Prepaid inventory	2,946	12,322
Prepaid expenses	1,637	3,444
Total current assets	85,855	355,519
Restricted cash	—	1,602
Property and equipment, net	9,483	16,122
Goodwill	2,784	2,784
Other long-term assets, net	427	1,516
Total assets	$98,549	$377,543
Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,363	$64,060
Accrued liabilities	9,316	22,917
Capital lease obligations, current	75	595
Total current liabilities	39,754	87,572
Capital lease obligations, non-current	86	743
Convertible senior notes	—	116,251
Total liabilities	39,840	204,566
Commitments and contingencies (notes 11, 12 and 13)
Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2003 and 2004	2,978	3,166
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2003 and 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 16,060 and 19,390 shares issued as of December 31, 2003 and 2004, respectively	2	2
Additional paid-in capital	123,934	243,131
Accumulated deficit	(66,998)	(71,726)
Unearned stock-based compensation	(1,094)	(1,301)
Treasury stock, 35 shares at cost	(100)	(100)
Accumulated other comprehensive loss	(13)	(195)
Total stockholders’ equity	55,731	169,811
Total liabilities, redeemable securities and stockholders’ equity	$98,549	$377,543

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2002	2003	2004
	(in thousands, except per share data)
	(Restated)	(Restated)	(Restated)
Revenue
Direct revenue	$79,405	$138,134	$213,210
Fulfillment partner revenue	12,379	100,811	281,425
Total revenue	91,784	238,945	494,635
Cost of goods sold
Direct	70,445	123,963	184,928
Fulfillment partner	2,755	89,190	243,468
Total cost of goods sold (includes amortization of stock-based compensation of $373, $90, and $0, respectively)	73,200	213,153	428,396
Gross profit	18,584	25,792	66,239
Operating expenses:
Sales and marketing expenses (excludes amortization of stock-based compensation of $83, $22, and $0, respectively)	8,669	20,173	40,533
General and administrative expenses (excludes amortization of stock-based compensation of $2,820, $734, and $360, respectively)	10,825	16,911	30,235
Amortization of stock-based compensation	2,903	756	360
Total operating expenses	22,397	37,840	71,128
Operating loss	(3,813)	(12,048)	(4,889)
Interest income	403	461	1,173
Interest expense	(465)	(76)	(775)
Other income (expense), net	(444)	115	(49)
Net loss	(4,319)	(11,548)	(4,540)
Deemed dividend related to redeemable common stock	(406)	(262)	(188)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—	—
Net loss attributable to common shares	$(11,332)	$(11,810)	$(4,728)
Net loss per common share—basic and diluted	$(0.86)	$(0.73)	$(0.26)
Weighted average common shares outstanding—basic and diluted	13,108	16,198	17,846

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

	Common stock		Additional Paid-in	Accumulated	Unearned stock-based	Treasury	Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	compensation	stock	Income (Loss)	Total
	(amounts in thousands)
Balance at December 31, 2001 (Restated)	10,327	$1	$52,187	$(43,856)	$(2,015)	$(100)	$—	$6,217
Issuance of common stock	7	—	212	—	—	—	—	212
Exercise of stock options and warrants	149	—	615	—	—	—	—	615
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	6,607	(6,607)	—	—	—	—
Conversion of Series A redeemable preferred stock to common stock	959	—	6,582	—	—	—	—	6,582
Issuance of common stock in IPO	2,256	—	26,140	—	—	—	—	26,140
Unearned stock-based compensation from options issued to employees	—	—	3,481	—	(3,481)	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,276	—	—	3,276
Stock-based compensation to consultants in exchange for services	—	—	131	—	(107)	—	—	24
Lapse of rescission rights on redeemable common stock	168	—	1,327	—	—	—	—	1,327
Deemed dividend related to redeemable common stock	—	—	—	(406)	—	—	—	(406)
Net loss	—	—	—	(4,319)	—	—	—	(4,319)
Unrealized gain on marketable securities	—	—	—	—	—	—	81	81
Total comprehensive loss								(4,238)
Balance at December 31, 2002 (Restated)	13,866	1	97,282	(55,188)	(2,327)	(100)	81	39,749
Exercise of stock options and warrants	247	—	1,227	—	—	—	—	1,227
Issuance of common stock in follow-on offering	1,725	1	23,967	—	—	—	—	23,968
Issuance of common stock	—	—	21	—	—	—	—	21
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(478)	—	478	—	—	—
Amortization of stock-based compensation	—	—	—	—	846	—	—	846
Stock-based compensation to consultants in exchange for services	—	—	268	—	(91)	—	—	177
Lapse of rescission rights on redeemable common stock	222	—	1,647	—	—	—	—	1,647
Deemed dividend related to redeemable common stock	—	—	—	(262)	—	—	—	(262)
Net loss	—	—	—	(11,548)	—	—	—	(11,548)
Realized gain on marketable securities	—	—	—	—	—	—	(15)	(15)
Unrealized loss on marketable securities	—	—	—	—	—	—	(78)	(78)
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Total comprehensive loss								(11,642)
Balance at December 31, 2003 (Restated)	16,060	2	123,934	(66,998)	(1,094)	(100)	(13)	55,731
Exercise of stock options and warrants	650	—	4,288	—	—	—	—	4,288
Issuance of common stock in follow-on offerings	2,680	—	113,064	—	—	—	—	113,064
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(198)	—	198	—	—	—
Amortization of stock-based compensation	—	—	—	—	360	—	—	360
Stock-based compensation to consultants in exchange for services	—	—	2,043	—	(765)	—	—	1,278
Deemed dividend related to redeemable common stock	—	—	—	(188)	—	—	—	(188)
Net loss	—	—	—	(4,540)	—	—	—	(4,540)
Realized gain on marketable securities	—	—	—	—	—	—	(2)	(2)
Unrealized loss on marketable securities	—	—	—	—	—	—	(202)	(202)
Cumulative translation adjustment	—	—	—	—	—	—	22	22
Total comprehensive loss								(4,722)
Balance at December 31, 2004 (Restated)	19,390	$2	$243,131	$(71,726)	$(1,301)	$(100)	$(195)	$169,811

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2002	2003	2004
	(in thousands)
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(4,319)	$(11,548)	$(4,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,873	2,325	3,937
Amortization of unearned stock-based compensation	3,276	846	360
Loss on disposition of property and equipment	—	—	34
Realized loss (gain) on marketable securities	55	(15)	(2)
Stock-based compensation to consultants for services	24	177	1,278
Stock issued to employees	181	21	—
Amortization of debt discount and deferred financing fees	242	—	147
Selling shareholder fees	439	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,429)	(3,189)	4,468
Inventories, net	(6,609)	(16,311)	(15,815)
Prepaid inventory	(1,099)	(1,584)	(9,376)
Prepaid expenses	(758)	(666)	(1,807)
Other long-term assets	246	(7)	(944)
Accounts payable	10,051	16,632	33,697
Accrued liabilities	4,316	2,907	13,601
Net cash provided by (used in) operating activities	2,489	(10,412)	25,038
Cash flows from investing activities:
Increase in restricted cash	—	—	(1,602)
Purchases of marketable securities	(34,819)	(41,363)	(92,877)
Sales of marketable securities	13,243	51,388	15,373
Expenditures for property and equipment	(1,746)	(6,707)	(8,734)
Proceeds from the sale of property and equipment	—	—	20
Expenditures for other long-term assets	(5)	(172)	—
Net cash provided by (used in) investing activities	(23,327)	3,146	(87,820)
Cash flows from financing activities:
Payments on capital lease obligations	(261)	(141)	(658)
Borrowings on related party note payables	1,160	—	—
Payments on related party note payables	(5,660)	—	—
Drawdown on line of credit	—	—	1,000
Payments on line of credit	—	—	(1,000)
Payments of deferred financing fees	—	—	(301)
Proceeds from the issuance of convertible senior notes	—	—	116,199
Issuance of redeemable preferred stock	6,582	—	—
Issuance of common stock in offerings, net of issuance costs	26,140	23,968	113,064
Payment of selling shareholder fees	(439)	—	—
Issuance of common stock	31	—	—
Exercise of stock options and warrants	615	1,227	4,288
Net cash provided by financing activities	28,168	25,054	232,592
Effect of exchange rate changes on cash	—	(1)	22
Net increase in cash and cash equivalents	7,330	17,787	169,832
Cash and cash equivalents, beginning of year	3,729	11,059	28,846
Cash and cash equivalents, end of year	$11,059	$28,846	$198,678
Supplemental disclosures of cash flow information:
Interest paid	$222	$51	$165
Equipment and software acquired under capital leases	25	120	1,835
Deemed dividend on redeemable common stock	406	262	188
Deemed dividend related to beneficial conversion feature of redeemable preferred stock	6,607	—	—
Conversion of Series A preferred stock to common stock	6,582	—	—
Unearned stock-based compensation (forfeitures)	3,481	(478)	(198)
Lapse of rescission rights on redeemable common stock	1,327	1,647	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

(all amounts in thousands, except per share data)

1. BUSINESS AND ORGANIZATION

Overstock.com, Inc. (the “Company”) is an online “closeout” retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company’s merchandise offerings include bed-and-bath goods, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods, apparel and designer accessories. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games.

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

As discussed in Note 2 to the financial statements, the financial statements for the years ended December 31, 2002, 2003 and 2004 and related notes thereto contained in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 have been restated. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. . All amounts disclosed in the footnotes to the financial statements have been appropriately restated, as indicated.

2. RESTATEMENT OF FINANCIAL STATEMENTS

On February 27, 2006, Overstock.com, Inc. (“Company”) filed Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. The Company has determined that the misstatements relate to the Company’s former practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold.

With respect to capitalization of inbound freight costs, AICPA Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing” sets forth the general principles applicable to the pricing of inventories.

In late 2005, the Company reevaluated its prior accounting policy related to inbound freight charges. As a result, the Company concluded that inbound freight should have been capitalized as a component of inventory cost and expensed as a cost of goods sold as the inventory is sold.

Based upon this determination, the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002. The consolidated balance sheets as of December 31, 2004 and 2003 contained herein have been restated. As the restatement adjustments decrease the net loss by $462,000, $339,000 and $241,000 for the years ended December 31, 2004, 2003, 2002, respectively, and increases inventory by the corresponding amount, there has been no impact on net cash provided by (used in) operating activities reported in the consolidated statements of cash flow. The restated consolidated statements of operations and balance sheets have been restated as follows:

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$213,210		$213,210
Fulfillment partner	281,425		281,425

Total revenue	494,635	—	494,635

Cost of goods sold
Direct	185,390	(462)	184,928
Fulfillment partner	243,468		243,468

Total cost of goods sold	428,858	(462)	428,396

Gross profit	65,777	462	66,239

Operating expenses:
Sales and marketing	40,533		40,533
General and administrative	30,235		30,235
Amortization of stock-based compensation	360		360

Total operating expenses	71,128	—	71,128

Operating loss	(5,351)	462	(4,889)

Interest income	1,173		1,173
Interest expense	(775)		(775)
Other income, net	(49)		(49)

Net loss	(5,002)	462	(4,540)
Deemed dividend related to redeemable common shares	(188)		(188)

Net loss attributable to common shares	$(5,190)	$462	$(4,728)

Net loss per common share — basic and diluted	$(0.29)	$0.03	$(0.26)
Weighted average common shares outstanding — basic and diluted	17,846		17,846

	Year Ended December 31, 2003
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$138,134		$138,134
Fulfillment partner	100,811		100,811

Total revenue	238,945	—	238,945

Cost of goods sold
Direct	124,302	(339)	123,963
Fulfillment partner	89,190		89,190

Total cost of goods sold	213,492	(339)	213,153

Gross profit	25,453	339	25,792

Operating expenses:
Sales and marketing	20,173		20,173
General and administrative	16,911		16,911
Amortization of stock-based compensation	756		756

Total operating expenses	37,840	—	37,840

Operating loss	(12,387)	339	(12,048)

Interest income	461		461
Interest expense	(76)		(76)
Other income, net	115		115

Net loss	(11,887)	339	(11,548)
Deemed dividend related to redeemable common shares	(262)		(262)

Net loss attributable to common shares	$(12,149)	$339	$(11,810)

Net loss per common share — basic and diluted	$(0.75)	$0.02	$(0.73)
Weighted average common shares outstanding — basic and diluted	16,198		16,198

	Year Ended December 31, 2002
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$79,405		$79,405
Fulfillment partner	12,379		12,379

Total revenue	91,784	—	91,784

Cost of goods sold
Direct	70,686	(241)	70,445
Fulfillment partner	2,755		2,755

Total cost of goods sold	73,441	(241)	73,200

Gross profit	18,343	241	18,584

Operating expenses:
Sales and marketing	8,669		8,669
General and administrative	10,825		10,825
Amortization of stock-based compensation	2,903		2,903

Total operating expenses	22,397	—	22,397

Operating loss	(4,054)	241	(3,813)

Interest income	403		403
Interest expense	(465)		(465)
Other income, net	(444)		(444)

Net loss	(4,560)	241	(4,319)
Deemed dividend related to redeemable common shares	(406)		(406)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)		(6,607)

Net loss attributable to common shares	$(11,573)	$241	$(11,332)

Net loss per common share — basic and diluted	$(0.88)	$0.02	$(0.86)
Weighted average common shares outstanding — basic and diluted	13,108		13,108

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2004
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$198,678	$198,678
Marketable securities	88,802	88,802
Cash, cash equivalents and marketable securities	287,480	287,480
Accounts receivable, net	5,715	5,715
Inventories, net	45,279	46,558
Prepaid inventory	12,322	12,322
Prepaid expenses	3,444	3,444

Total current assets	354,240	355,519

Restricted cash	1,602	1,602
Property and equipment, net	16,122	16,122
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,516

Total assets	$376,264	$377,543

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	64,060	64,060
Accrued liabilities	22,917	22,917
Capital lease obligations, current	595	595

Total current liabilities	87,572	87,572
Capital lease obligations, non-current	743	743
Convertible senior notes	116,251	116,251

Total liabilities	204,566	204,566

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004	3,166	3,166

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares issued as of December 31, 2004	2	2
Additional paid-in capital	243,131	243,131
Accumulated deficit	(73,005)	(71,726)
Unearned stock-based compensation	(1,301)	(1,301)
Treasury stock, 35 shares at cost as of December 31, 2004	(100)	(100)
Accumulated other comprehensive loss	(195)	(195)

Total stockholders’ equity	168,532	169,811

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$377,543

	As of December 31, 2003
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$28,846	$28,846
Marketable securities	11,500	11,500
Cash, cash equivalents and marketable securities	40,346	40,346
Accounts receivable, net	10,183	10,183
Inventories, net	29,926	30,743
Prepaid inventory	2,946	2,946
Prepaid expenses	1,637	1,637

Total current assets	85,038	85,855

Restricted cash	—	—
Property and equipment, net	9,483	9,483
Goodwill	2,784	2,784
Other long-term assets, net	427	427

Total assets	$97,732	$98,549

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	30,363	30,363
Accrued liabilities	9,316	9,316
Capital lease obligations, current	75	75

Total current liabilities	39,754	39,754
Capital lease obligations, non-current	86	86

Total liabilities	39,840	39,840

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of March 31, 2005	2,978	2,978

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,491 shares issued as of March 31, 2005	2	2
Additional paid-in capital	123,934	123,934
Accumulated deficit	(67,815)	(66,998)
Unearned stock-based compensation	(1,094)	(1,094)
Treasury stock, 31 shares at cost as of March 31, 2005	(100)	(100)
Accumulated other comprehensive loss	(13)	(13)

Total stockholders’ equity	54,914	55,731

Total liabilities, redeemable securities and stockholders’ equity	$97,732	$98,549

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The 2004 consolidated financial statements also include the accounts of a variable interest entity for which the Company is the primary beneficiary (Note 21). All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2003 and 2004, three banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s 3.75% Convertible Senior Notes is approximately $120,000.

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

The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

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

Impairment of long-lived assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairments during 2002, 2003 and 2004.

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

Direct revenue

Direct revenue consists of merchandise sales made to individual consumers and businesses that are fulfilled from the Company’s leased warehouses. The Company generally requires payment by credit card at the point of sale. From time to time, the Company grants credit to its business customers on normal credit terms. Amounts received prior to shipment of goods to customers are recorded as deferred revenue. Direct revenue is recorded net of estimated returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by third parties directly to consumers and other businesses, and is recognized when services have been rendered (generally when verification of the shipment of the product is communicated to the Company from the third party that shipped the product). Prior to July 1, 2003, the Company did not physically handle the merchandise sold in these transactions, as the merchandise was shipped directly by a third party vendor, who also handled all customer returns related to these fulfillment partner sales. During that period, the Company recognized as revenue only the net portion of the price customers paid for the purchased products since the Company acted as an agent in such transactions. Beginning July 1, 2003, the Company took responsibility for returned items relating to these sales and began accepting returned items relating to these sales into the Company’s warehouse, and the Company now handles the possible resale of returned items. As a result, beginning July 1, 2003, the Company is considered to be the primary obligor for these sales transactions, and assumes the risk of loss on returned items. As a consequence, the Company now records revenue from sales transactions involving fulfillment partners on a gross basis, rather than on a net basis as was recorded prior to July 1, 2003.

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

Stock-based compensation

The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied (Note 15). The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards.

	Year ended December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)
Net loss, as reported	$(4,319)	$(11,548)	$(4,540)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	3,276	846	360
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,404)	(2,714)	(3,747)
Pro forma net loss	$(5,447)	$(13,416)	$(7,927)
Net loss per common share
Basic and diluted—as reported	$(0.86)	$(0.73)	$(0.26)
Basic and diluted—pro forma	$(0.95)	$(0.84)	$(0.45)

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive using the treasury stock method (whether exercisable or not) and assumes the conversion of convertible senior notes, if dilutive, using the “if converted” method.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year ended December 31,
	2002	2003	2004
	(Restated)	(Restated)	(Restated)
Net loss attributable to common shares	$(11,332)	$(11,810)	$(4,728)
Weighted average common shares outstanding—basic	13,108	16,198	17,846
Effective of dilutive securities:
Warrants	—	—	—
Employee stock options	—	—	—
Convertible senior notes	—	—	—
Weighted average common shares outstanding—diluted	13,108	16,198	17,846
Earnings (loss) per common share—basic:	$(0.86)	$(0.73)	$(0.26)
Earnings (loss) per common share—diluted:	$(0.86)	$(0.73)	$(0.26)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options and warrants outstanding at each year-end was 2,535 shares, 2,849 shares and 2,399 shares for 2002, 2003 and 2004, respectively. As of December 31, 2004, the Company had $120,000 of convertible senior notes outstanding (Note 11), which could potentially convert into 1,574 shares of common stock in the aggregate.

Internal use software

The Company expenses all costs incurred for the development of internal use software that relate to the planning and post implementation phases of the development. Direct costs incurred in the development phase are capitalized and recognized over the software’s estimated useful life of 3 years. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

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

Foreign currency translation

For the Company’s subsidiary located in Mexico, the subsidiary’s local currency is considered its functional currency. As a result, all of the subsidiary’s assets and liabilities are translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses are translated at weighted average exchange rates, and stockholders’ equity is recorded at historical exchange rates. The resulting foreign currency translation adjustments are recorded as a separate component of stockholders’ equity in the consolidated balance sheets as part of accumulated other comprehensive income (loss). Transaction gains and losses are included in other income (expense) in the consolidated financial statements and have not been significant for any periods presented.

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

4. PUBLIC OFFERINGS

On June 4, 2002, the Company closed its initial public offering, pursuant to which it sold 2,155 shares of its common stock, and a selling shareholder sold 845 shares of common stock at a price of $13.00 per share. The offering resulted in proceeds to the Company of approximately $24,880, net of $2,014 of issuance costs. As part of the offering, the Company granted the underwriter the right to purchase up to 450 additional shares within thirty days after the offering to cover over-allotments. On June 27, 2002, the underwriter purchased an additional 101 shares of stock for $1,260. At the closing of the offering, all issued and outstanding shares of the Company’s redeemable convertible preferred stock were automatically converted into common stock on a 1:1 basis.

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

5. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions invested these funds in municipal, government, and corporate bonds at December 31, 2003, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$9,299	$1	$(7)	$9,293
Corporate securities	296	—	—	296
Money market securities	748	1	—	749
Mortgage based securities	1,169	—	(7)	1,162
	$11,512	$2	$(14)	$11,500

The financial institutions have invested these funds in municipal, government, and corporate bonds at December 31, 2004, as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$27,326	$45	$(218)	$27,153
Corporate securities	55,197	—	(17)	55,180
Mortgage based securities	6,483	—	(14)	6,469
	$89,006	$45	$(249)	$88,802

All marketable securities mature between 2005 and 2045.

The components of realized gains and losses on sales of marketable securities for the years ended December 31, 2002, 2003 and 2004 were:

	Year ended December 31,
	2002	2003	2004
Gross gains	$—	$19	$2
Gross losses	(55)	(4)	—
Net realized gain (loss) on sales of marketable securities	$(55)	$15	$2

6. INVENTORIES

Inventories consist of the following:

	December 31,
	2003	2004
	(Restated)	(Restated)
Product inventory	$31,881	$47,881
Less: allowance for obsolescence	(1,138)	(1,323)
	$30,743	$46,558

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2004
Computer hardware and software	$9,249	$16,717
Furniture and equipment	6,738	8,128
Leasehold improvements	146	231
	16,133	25,076
Less: accumulated depreciation and amortization	(6,650)	(8,954)
	$9,483	$16,122

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

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2003	2004
Inventory received but not invoiced	$1,126	$6,593
Reserve for returns	1,110	2,835
Accrued payroll and other related costs	850	3,289
Deferred revenue	—	1,048
Accrued marketing expenses	2,674	5,236
Merchant processing fee accrual	1,313	643
Accrued freight	661	506
Other accrued expenses	1,582	2,767
	$9,316	$22,917

10. BORROWINGS

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

In December 2004, the Company replaced the senior secured credit facility described above with an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The existing credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10,000 of letters of credit for the purchase of inventory. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30,000 and expires December 31, 2005. The Company has an option to renew the Amended Credit Agreement annually. Included in the $30,000 Amended Credit Agreement is a $10,000 sub-limit for a revolving line of credit which the Company uses to obtain letters of credit to support inventory purchases. At December 31, 2004 the issuing bank or an affiliate of the bank had letters of credit totaling $8,225 issued on our behalf under this facility. However, the Company has no liability for this amount except to the extent, if any, that a beneficiary of any of the outstanding letters of credit draws upon a letter of credit.

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

12. COMMITMENTS AND CONTINGENCIES

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

The Company is involved in various legal matters arising in the normal course of business. In the opinion of management, the Company’s liability, if any, arising from regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company’s financial position, results of operations and cash flows. The outcomes of legal matters in which the Company is presently involved are not probable and reasonably estimable.

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

In July 2004, Printmaker International, Ltd. filed a complaint against the Company in the United States District Court for the Southern District of New York alleging that the Company has distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the Printmaker lawsuit is in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages. The Company’s fulfillment partner (who is also a defendant in the case) is conducting the defense of the case and has agreed to indemnify the Company against the claim and any judgment.

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

In January 2003, the Company received a letter from NCR Corporation claiming that certain of the Company’s business practices and information technology systems infringe patents owned by NCR. The letter further stated that NCR would vigorously protect its intellectual property rights if the Company does not agree to enter into licensing arrangements with respect to the asserted patents. On January 31, 2003, the Company filed a complaint in the United States District Court of Utah, Central Division seeking declaratory judgment that the Company does not infringe any valid claim of the patents asserted by NCR. On March 24, 2003, NCR filed an answer and counterclaims alleging that certain of the Company’s business practices and information technology systems infringe patents owned by NCR. On April 8, 2003, the Company filed an answer denying the material allegations in NCR’s counterclaims. On May 12, 2003, the parties entered into a standstill agreement, agreeing to the dismissal of the complaint and counterclaims without prejudice to either party’s ability to renew its claims at a later date. On May 19, 2003, the court entered an order dismissing the complaint and counterclaims without prejudice. The parties each reserved all claims and counterclaims. In August 2004, NCR notified the Company of its intent to terminate the standstill agreement. On September 2, 2004, the Company re-filed its complaint in the United States District Court of Utah, Central Division seeking declaratory judgment that the Company does not infringe any valid claim of the patents asserted by NCR. On October 4, 2004, NCR filed an answer and counterclaims alleging that certain of the Company’s business practices and information technology systems infringe patents owned by NCR. On October 12, 2004, the Company filed an answer denying the material allegations in NCR’s counterclaims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the NCR lawsuit is not yet even in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

In September 2004, the Company received a letter from BTG International Inc. claiming that certain of the Company’s business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with the Company, BTG filed a complaint in the United

States District Court of Delaware alleging that certain of the Company’s business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, the Company filed an answer denying the material allegations in BTG’s claims. Although the Company has filed an answer and believes it has defenses to the allegations and intends to pursue them vigorously, the BTG lawsuit is not yet even in the early stages of discovery, and the Company does not have sufficient information to assess the validity of the claims or the amount of potential damages.

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

At December 31, 2003 and 2004, the Company has classified $2,978 and $3,166, respectively, related to the rescission rights outside of shareholders’ equity, because the redemption features are not within the control of the Company. However, management does not anticipate that holders of the redeemable common stock will exercise their rescission rights. Interest attributable to these securities is recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

14. STOCKHOLDERS’ EQUITY

Reincorporation

In May 2002, the Company reincorporated in Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000 shares of $0.0001 par value common stock and 5,000 shares of $0.0001 par value preferred stock. The Board of Directors may issue the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2004.

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

As of December 31, 2004, the Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. As stated in Note 13, 112 of these warrants are subject to rescission. At December 31, 2003 and 2004, related parties held 850 of the total warrants outstanding.

15. STOCK OPTION PLANS

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan and the 2002 Stock Option Plan (collectively, the “Plans”), in May 1999 and April 2002, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future shares will be granted under the 2002 Stock Option Plan. As of December 31, 2004, 1,184 shares are available for future grants under these Plans.

The following is a summary of stock option activity:

	2002			2003		2004
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,161	$4.68		1,415	$5.37	1,780	$8.39
Granted at fair value	245	8.05		854	12.77	474	24.14
Granted at price below fair value	543	5.07	$9.61	—	—	—	—
Exercised	(146)	4.22		(197)	4.69	(468)	6.75
Canceled/forfeited	(388)	5.15		(292)	9.12	(274)	13.26
Outstanding—end of year	1,415	5.37		1,780	8.39	1,512	12.90
Options exercisable at year-end	388	4.93		614	5.44	608	7.51

The following table summarizes information about stock options as of December 31, 2004:

	Options Outstanding at December 31, 2004			Options Exercisable at December 31, 2004
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Shares	Weighted Average Exercise Price
$2.00-$ 4.99	114	$4.05	2.4	63	$3.87
$5.00-$ 6.99	419	5.07	1.8	320	5.07
$7.00-$11.99	146	9.55	2.4	94	9.64
$12.00-$17.99	401	13.29	3.5	128	13.31
$18.00-$53.45	432	23.60	4.2	3	34.06
	1,512	12.90	3.0	608	7.51

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

Stock-based compensation

In connection with certain stock option grants to employees during the year ended December 31, 2002 the Company recognized approximately $3,481 of unearned stock-based compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. In 2003 and 2004, the company reversed $478 and $198, respectively, of unearned stock-based compensation due to forfeitures of unvested options. Such amounts are included as a component of stockholders’ equity and are being amortized over the vesting period in accordance with FASB Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. The Company recorded stock-based compensation expense of $3,276, $846 and $360 during the years ended December 31, 2002, 2003 and 2004, respectively.

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

16. EMPLOYEE STOCK PURCHASE PLAN

Effective January 24, 2001, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock annually, up to 5% of eligible compensation. During a specified open period as determined the Board of Directors, participants can purchase shares of stock at a value determined by the Company’s board of directors which approximates the deemed fair market value of the stock. As of the initial public offering, the ESPP was terminated. There were 14 and 6 shares issued under the ESPP during 2001 and 2002, respectively and no shares during 2003 and 2004. The Company recognized approximately $51 of stock-based compensation for the excess of the fair value of the shares of common stock over the purchase price during 2002.

17. EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s cash contribution totaled $88, $99 and $124 during 2002, 2003 and 2004, respectively.

18. INCOME TAXES

The components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2004 are as follows:

	December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$23,721	$25,036
Accrued expenses	1,371	3,146
Reserves and other	1,209	1,865
	26,301	30,047
Deferred tax liabilities:
Depreciation	(986)	(2,597)
Valuation allowance	(25,315)	(27,450)
Net asset	$—	$—

As a result of the Company’s history of losses, a valuation allowance has been provided for the full amount of the Company’s net deferred tax assets. In management’s opinion, it is more likely than not that such benefits will not be realized.

At December 31, 2003 and 2004, the Company had net operating loss carryforwards of approximately $47,108 and $50,516, respectively, which may be used to offset future taxable income. An additional $14,386 of net operating losses are limited under Internal Revenue Code Section 382 to $799 a year. These carryforwards begin to expire in 2019.

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons:

	Year ended December 31,
	2002	2003	2004
U.S. federal income tax benefit at statutory rate	$1,512	$4,042	$1,589
State income tax benefit, net of federal expense	29	372	148
Stock compensation expense	(1,216)	(384)	(127)
Other	(610)	(192)	525
Unrecognized benefit due to valuation allowance	285	(3,838)	(2,135)
Income tax benefit	$—	$—	$—

19. RELATED PARTY TRANSACTIONS

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

On occasion, Haverford-Valley, L.C. (an entity owned by the Company’s president) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2002, 2003, and 2004 we reimbursed Haverford-Valley L.C. $273, $236, and $256, respectively, for these expenses.

20. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 3. There were no intersegment sales or transfers during 2002, 2003 or 2004. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments.

	Direct	Fulfillment partner	Consolidated
2002 (Restated)
Revenue	$79,405	$12,379	$91,784
Cost of goods sold	70,445	2,755	73,200
Gross profit (loss)	8,960	9,624	18,584
Operating expenses			(22,397)
Other income, net			(506)
Net loss			$(4,319)
2003 (Restated)
Revenue	$138,134	$100,811	$238,945
Cost of goods sold	123,963	89,190	213,153
Gross profit	14,171	11,621	25,792
Operating expenses			(37,840)
Other income, net			500
Net loss			$(11,548)
2004 (Restated)
Revenue	$213,210	$281,425	$494,635
Cost of goods sold	184,928	243,468	428,396
Gross profit	28,282	37,957	66,239
Operating expenses			(71,128)
Other income, net			349
Net loss			$(4,540)

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

In 2002, 2003 and 2004, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2003 and 2004, all of the Company’s fixed assets were located in the United States of America.

21. VARIABLE INTEREST ENTITY

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

22. SHARE BUY BACK PROGRAM

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

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2004. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. See Note 2. RESTATEMENT OF FINANCIAL STATEMENTS.

Three Months Ended
	Mar. 31, 2003		June 30, 2003		Sept. 30, 2003		Dec. 31, 2003		Mar. 31, 2004		June 30, 2004		Sept. 30, 2004		Dec. 31, 2004
(in thousands, except per share data)
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$25,198	$25,198	$25,402	$25,402	$29,284	$29,284	$58,250	$58,250	$38,580	$38,580	$41,113	$41,113	$43,928	$43,928	$89,589	$89,589
Fulfillment partner revenue	3,966	3,966	3,431	3,431	28,504	28,504	64,910	64,910	43,498	43,498	46,679	46,679	59,516	59,516	131,732	131,732
Total revenue	29,164	29,164	28,833	28,833	57,788	57,788	123,160	123,160	82,078	82,078	87,792	87,792	103,444	103,444	221,321	221,321
Cost of goods sold
Direct	23,484	23,516	23,014	22,910	26,674	26,598	51,130	50,939	34,816	34,859	36,786	36,645	38,594	38,491	75,194	74,933
Fulfillment partner	1,055	1,055	1,016	1,016	26,863	26,863	60,256	60,256	38,793	38,793	41,114	41,114	51,103	51,103	112,458	112,458
Total cost of goods sold	24,539	24,571	24,030	23,926	53,537	53,461	111,386	111,195	73,609	73,652	77,900	77,759	89,697	89,594	187,652	187,391
Gross profit	4,625	4,593	4,803	4,907	4,251	4,327	11,774	11,965	8,469	8,426	9,892	10,033	13,747	13,850	33,669	33,930
Operating expenses:
Sales and marketing expenses	3,848	3,848	2,572	2,572	3,855	3,855	9,898	9,898	4,377	4,377	6,605	6,605	9,398	9,398	20,153	20,153
Technology	-	-	-	-	-	-	-	-	-
General and administrative expenses	4,545	4,545	3,367	3,367	4,059	4,059	4,940	4,940	6,251	6,251	5,567	5,567	7,376	7,376	11,041	11,041
Amortization of stock-based compensation	328	328	112	112	171	171	145	145	135	135	123	123	18	18	84	84
Total operating expenses	8,721	8,721	6,051	6,051	8,085	8,085	14,983	14,983	10,763	10,763	12,295	12,295	16,792	16,792	31,278	31,278
Operating income (loss)	(4,096)	(4,128)	(1,248)	(1,144)	(3,834)	(3,758)	(3,209)	(3,018)	(2,294)	(2,337)	(2,403)	(2,262)	(3,045)	(2,942)	2,391	2,652
Interest income	152	152	142	142	98	98	69	69	98	98	127	127	168	168	780	780
Interest expense	(7)	(7)	(55)	(55)	(8)	(8)	(6)	(6)	(16)	(16)	(46)	(46)	(77)	(77)	(636)	(636)
Other income (expense), net	10	10	25	25	79	79	1	1	2	2	—	—	3	3	(54)	(54)
Net income (loss)	(3,941)	(3,973)	(1,136)	(1,032)	(3,665)	(3,589)	(3,145)	(2,954)	(2,210)	(2,253)	(2,322)	(2,181)	(2,951)	(2,848)	2,481	2,742
Deemed dividend related to redeemable common stock	(77)	(77)	(78)	(78)	(58)	(58)	(49)	(49)	(48)	(48)	(46)	(46)	(47)	(47)	(47)	(47)
Net income (loss) attributable to common shares	$(4,018)	$(4,050)	$(1,214)	$(1,110)	$(3,723)	$(3,647)	$(3,194)	$(3,003)	$(2,258)	$(2,301)	$(2,368)	$(2,227)	$(2,998)	$(2,895)	$2,434	$2,695
Net income (loss) per common share
—basic	$(0.26)	$(0.26)	$(0.07)	$(0.07)	$(0.23)	$(0.22)	$(0.19)	$(0.18)	$(0.14)	$(0.14)	$(0.13)	$(0.13)	$(0.16)	$(0.16)	$0.13	$0.14
—diluted	$(0.26)	$(0.26)	$(0.07)	$(0.07)	$(0.23)	$(0.22)	$(0.19)	$(0.18)	$(0.14)	$(0.14)	$(0.13)	$(0.13)	$(0.16)	$(0.16)	$0.12	$0.13
Weighted average common shares outstanding
—basic	15,486	15,486	16,384	16,384	16,419	16,419	16,473	16,473	16,646	16,646	17,577	17,577	18,284	18,284	19,016	19,016
—diluted	15,486	15,486	16,384	16,384	16,419	16,419	16,473	16,473	16,646	16,646	17,577	17,577	18,284	18,284	20,780	20,780

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2002
Deferred tax valuation allowance	$21,762	$—	$286	$21,476
Reserve for sales returns	496	3,994	4,025	465
Allowance for inventory obsolescence	943	164	96	1,011
Allowance for doubtful accounts	—	145	—	145
Year ended December 31, 2003
Deferred tax valuation allowance	$21,476	$3,839	$—	$25,315
Reserve for sales returns	465	11,463	10,818	1,110
Allowance for inventory obsolescence	1,011	1,763	1,636	1,138
Allowance for doubtful accounts	145	529	24	650
Year ended December 31, 2004
Deferred tax valuation allowance	$25,315	$2,135	$—	$27,450
Reserve for sales returns	1,110	36,975	35,250	2,835
Allowance for inventory obsolescence	1,138	1,008	823	1,323
Allowance for doubtful accounts	650	976	876	750