Form 10-Q/A
period 2005-03-31
OVERSTOCK.COM, INC
filed 2006-03-15
CIK 1130713

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

EXPLANATORY NOTE

On February 27, 2006, Overstock.com, Inc. (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. As more fully described in Note 2 of the financial statements, the Company has determined that the misstatements relate to the Company’s historical practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter end March 31, 2005 (“Original Filing”), as filed on May 10, 2005.

Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the President and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our President and Senior Vice President, Finance are attached to this Amendment as Exhibits 31.1, 31.2 and 32.1.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited) (Restated)

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

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

i

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	December 31,	March 31,
	2004	2005
	(Restated)	(Restated)

Assets
Current assets:
Cash and cash equivalents	$198,678	$37,611
Marketable securities	88,802	155,157
Cash, cash equivalents and marketable securities	287,480	192,768
Accounts receivable, net	5,715	6,467
Inventories, net	46,558	50,128
Prepaid inventory	12,322	9,907
Prepaid expenses	3,444	9,746

Total current assets	355,519	269,016

Restricted cash	1,602	1,012
Property and equipment, net	16,122	42,725
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,940

Total assets	$377,543	$317,477

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$39,860
Accrued liabilities	22,917	23,263
Capital lease obligations, current	595	9,266

Total current liabilities	87,572	72,389
Capital lease obligations, non-current	743	7,118
Convertible senior notes	116,251	116,379

Total liabilities	204,566	195,886

Commitments and contingencies (Note 14)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and March 31, 2005	3,166	3,212

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares and 19,491 shares issued as of December 31, 2004 and March 31, 2005, respectively	2	2
Additional paid-in capital	243,131	195,863
Accumulated deficit	(71,726)	(76,082)
Unearned stock-based compensation	(1,301)	(777)
Treasury stock, 35 and 31 shares at cost as of December 31, 2004 and March 31, 2005, respectively	(100)	(87)
Accumulated other comprehensive loss	(195)	(540)

Total stockholders’ equity	169,811	118,379

Total liabilities, redeemable securities and stockholders’ equity	$377,543	$317,477

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2004	2005
	(Restated)	(Restated)
Revenue
Direct	$38,580	$67,884
Fulfillment partner	43,498	97,997

Total revenue	82,078	165,881

Cost of goods sold
Direct	34,859	58,260
Fulfillment partner	38,793	82,857

Total cost of goods sold	73,652	141,117

Gross profit	8,426	24,764

Operating expenses:
Sales and marketing	4,377	16,825
Technology	1,371	4,095
General and administrative	4,880	7,333
Amortization of stock-based compensation	135	20

Total operating expenses	10,763	28,273

Operating loss	(2,337)	(3,509)

Interest income	98	644
Interest expense	(16)	(1,445)
Other income, net	2	—

Net loss	(2,253)	(4,310)
Deemed dividend related to redeemable common shares	(48)	(46)

Net loss attributable to common shares	$(2,301)	$(4,356)

Net loss per common share—basic and diluted	$(0.14)	$(0.22)
Weighted average common shares outstanding—basic and diluted	16,646	19,862

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended
	March 31,
	2004	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,253)	$(4,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	1,635
Amortization of unearned stock-based compensation	135	20
Realized gain from marketable securities	—	(1)
Stock options issued to consultants for services	280	(400)
Amortization of debt discount and deferred financing fees	—	307
Treasury shares issued in employee benefit plan	—	251
Changes in operating assets and liabilities:
Accounts receivable, net	(1,016)	(752)
Inventories, net	(2,587)	(3,570)
Prepaid inventory	(264)	2,415
Prepaid expenses and other assets	174	(6,302)
Other long-term assets, net	(1,386)	(614)
Accounts payable	(15,778)	(24,200)
Accrued liabilities	152	346

Net cash used in operating activities	(21,787)	(35,175)

Cash flows from investing activities:
Restricted cash	—	590
Investments in marketable securities	(2,558)	(125,944)
Sales of marketable securities	1,191	59,262
Expenditures for property and equipment	(400)	(13,030)

Net cash used in investing activities	(1,767)	(79,122)

Cash flows from financing activities:
Payments on capital lease obligations	(20)	(151)
Purchased call options	—	(47,507)
Exercise of stock options and warrants	2,167	906

Net cash provided by (used in) financing activities	2,147	(46,752)

Effect of exchange rate changes on cash	(1)	(18)

Net decrease in cash and cash equivalents	(21,408)	(161,067)

Cash and cash equivalents, beginning of period	28,846	198,678

Cash and cash equivalents, end of period	$7,438	$37,611

Supplemental disclosures of cash flow information:
Interest paid	$16	$586
Deemed dividend on redeemable common shares	$48	$46
Forfeitures of unearned stock-based compensation	$56	$46
Equipment and software acquired under capital leases	$20	$15,197

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

(amounts in thousands, except per share data)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2004.  The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.  Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three month periods ended March 31, 2005 and 2004 contained in the Quarterly Report on Form 10-Q filed on May 10, 2005, require restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

Based upon this determination, the consolidated balance sheets as of December 31, 2004 and March 31, 2005 and the consolidated statements of operations for the quarters ended March 31, 2005 and 2004 contained herein have been restated. As the restatement adjustments increase the net loss by $107 and $43 for quarters ended March 31, 2005 and 2004, respectively, and decrease inventory by the corresponding amount, there has been no impact on net cash used in operating activities in the consolidated statements of cash flows. The restated consolidated statements of operations and balance sheets have been restated as follows:

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended March 31, 2005
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$67,884		$67,884
Fulfillment partner	97,997		97,997

Total revenue	165,881	—	165,881

Cost of goods sold
Direct	58,153	107	58,260
Fulfillment partner	82,857		82,857

Total cost of goods sold	141,010	107	141,117

Gross profit	24,871	(107)	24,764

Operating expenses:
Sales and marketing	16,825		16,825
Technology	4,095		4,095
General and administrative	7,333		7,333
Amortization of stock-based compensation	20		20

Total operating expenses	28,273	—	28,273

Operating loss	(3,402)	(107)	(3,509)

Interest income	644		644
Interest expense	(1,445)		(1,445)
Other income, net	—		—

Net loss	(4,203)	(107)	(4,310)
Deemed dividend related to redeemable common shares	(46)		(46)

Net loss attributable to common shares	$(4,249)	$(107)	$(4,356)

Net loss per common share—basic and diluted	$(0.21)	$(0.01)	$(0.22)
Weighted average common shares outstanding—basic and diluted	19,862		19,862

	Three Months Ended March 31, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$38,580		$38,580
Fulfillment partner	43,498		43,498

Total revenue	82,078	—	82,078

Cost of goods sold
Direct	34,816	43	34,859
Fulfillment partner	38,793		38,793

Total cost of goods sold	73,609	43	73,652

Gross profit	8,469	(43)	8,426

Operating expenses:
Sales and marketing	4,377		4,377
Technology	1,371		1,371
General and administrative	4,880		4,880
Amortization of stock-based compensation	135		135

Total operating expenses	10,763	—	10,763

Operating loss	(2,294)	(43)	(2,337)

Interest income	98		98
Interest expense	(16)		(16)
Other income, net	2		2

Net loss	(2,210)	(43)	(2,253)
Deemed dividend related to redeemable common shares	(48)		(48)

Net loss attributable to common shares	$(2,258)	$(43)	$(2,301)

Net loss per common share—basic and diluted	$(0.14)	$(0.00)	$(0.14)
Weighted average common shares outstanding—basic and diluted	16,646		16,646

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	As of March 31, 2005
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$37,611	$37,611
Marketable securities	155,157	155,157
Cash, cash equivalents and marketable securities	192,768	192,768
Accounts receivable, net	6,467	6,467
Inventories, net	48,956	50,128
Prepaid inventory	9,907	9,907
Prepaid expenses	9,746	9,746

Total current assets	267,844	269,016

Restricted cash	1,012	1,012
Property and equipment, net	42,725	42,725
Goodwill	2,784	2,784
Other long-term assets, net	1,940	1,940

Total assets	$316,305	$317,477

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	39,860	39,860
Accrued liabilities	23,263	23,263
Capital lease obligations, current	9,266	9,266

Total current liabilities	72,389	72,389
Capital lease obligations, non-current	7,118	7,118
Convertible senior notes	116,379	116,379

Total liabilities	195,886	195,886

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of March 31, 2005	3,212	3,212

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,491 shares issued as of March 31, 2005	2	2
Additional paid-in capital	195,863	195,863
Accumulated deficit	(77,254)	(76,082)
Unearned stock-based compensation	(777)	(777)
Treasury stock, 31 shares at cost as of March 31, 2005	(87)	(87)
Accumulated other comprehensive loss	(540)	(540)

Total stockholders’ equity	117,207	118,379

Total liabilities, redeemable securities and stockholders’ equity	$316,305	$317,477

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2004
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$198,678	$198,678
Marketable securities	88,802	88,802
Cash, cash equivalents and marketable securities	287,480	287,480
Accounts receivable, net	5,715	5,715
Inventories, net	45,279	46,558
Prepaid inventory	12,322	12,322
Prepaid expenses	3,444	3,444

Total current assets	354,240	355,519

Restricted cash	1,602	1,602
Property and equipment, net	16,122	16,122
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,516

Total assets	$376,264	$377,543

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	64,060	64,060
Accrued liabilities	22,917	22,917
Capital lease obligations, current	595	595

Total current liabilities	87,572	87,572
Capital lease obligations, non-current	743	743
Convertible senior notes	116,251	116,251

Total liabilities	204,566	204,566

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004	3,166	3,166

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares issued as of December 31, 2004	2	2
Additional paid-in capital	243,131	243,131
Accumulated deficit	(73,005)	(71,726)
Unearned stock-based compensation	(1,301)	(1,301)
Treasury stock, 35 shares at cost as of December 31, 2004	(100)	(100)
Accumulated other comprehensive loss	(195)	(195)

Total stockholders’ equity	168,532	169,811

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$377,543

3. ACCOUNTING POLICIES

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

4. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions at March 31, 2005 as follows:

	Cost Basis	Unrealized Gains	Unrealized Losses	Realized Losses	Fair Value

U.S. government and government agency securities	$39,159	$1	$(172)	$—	$38,988
Corporate securities	11,755	252	—	—	12,007
Foreign corporate securities (see Note 5)	49,937	—	—	(344)	49,593
Money market securities	17,887	—	(5)	—	17,882
Mortgage-backed securities	37,125	—	(438)	—	36,687

Total	$155,863	$253	$(615)	$(344)	$155,157

All marketable securities mature between 2005 and 2029 and are classified as available-for-sale securities. Available-for-sale securities are classified as current as they are deemed available for use, if needed for current operations.

5. DERIVATIVE INSTRUMENTS

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

6. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss for the three months ended March 31, 2004 and 2005 is as follows:

	Three months ended
	March 31,
	2004	2005
	(Restated)	(Restated)
Net loss	$(2,253)	$(4,310)
Unrealized gain (loss) on marketable securities	19	(327)
Foreign currency translation adjustment	(1)	(18)

Other comprehensive loss	$(2,235)	$(4,655)

7. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share assumes the exercise of all options and warrants which are dilutive, whether exercisable or not and is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three-month periods ended March 31, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and, accordingly, have been excluded from diluted loss per share.  There were 1,468 options and 863 warrants outstanding at March 31, 2005. As of March 31, 2005, the Company had $120,000 of convertible senior notes outstanding (Note 13), which could potentially convert into 1,574 shares of common stock in the aggregate.

8. BUSINESS SEGMENTS

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

	Three months ended March 31,
	Direct operations	Fulfillment partner operations	Consolidated
2004 (Restated)
Revenue	$38,580	$43,498	$82,078
Cost of goods sold	34,859	38,793	73,652

Gross profit	$3,721	$4,705	8,426
Operating expenses			(10,763)
Other income (expense), net			84

Net loss			$(2,253)

2005 (Restated)
Revenue	$67,884	$97,997	$165,881
Cost of goods sold	58,260	82,857	141,117

Gross profit	$9,624	$15,140	24,764
Operating expenses			(28,273)
Other income (expense), net			(801)

Net loss			$(4,310)

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

9. PUBLIC OFFERINGS

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

10. STOCK-BASED COMPENSATION

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

	Three months ended March 31,
	2004	2005
	(Restated)	(Restated)
Net loss, as reported	$(2,253)	$(4,310)

Add: Stock-based employee compensation expense included in reported net income	135	20

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,108)	(904)

Pro forma net loss	$(3,226)	$(5,194)

Net loss per common share
Basic and diluted—as reported	$(0.14)	$(0.22)
Basic and diluted—pro forma	$(0.19)	$(0.26)

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

11. SHARE BUYBACK PROGRAM

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

12. BORROWINGS

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

13. 3.75% CONVERTIBLE SENIOR NOTES

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

14. COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company receives claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm the Company’s, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material impact on its financial statements.

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

15. INDEMNIFICATIONS AND GUARANTEES

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

16. VARIABLE INTEREST ENTITY

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

$8,511

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Amendment No. 1 to the Quarterly Report on Form 10–Q/A contains forward-looking statements.  These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements.  These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Restatement

As discussed in Note 2 to the financial statements, the financial statements for the quarters ended March 31, 2004 and 2005 and the related notes thereto contained in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarters ended March 31, 2004 and 2005 have been restated in order to properly reflect the capitalization of inbound freight as a component of inventory rather than as a period cost. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. The effect of the adjustments on the Consolidated Results of Operations for the years ended December 31, 2002, 2003 and 2004 is to reduce net loss by $241,000, $339,000 and $462,000, respectively. The effect of the adjustments on the Consolidated Results of Operations for the three-month periods ended March 31, 2004 and 2005 is to increase net loss by $43,000 and $107,000, respectively. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operation have been adjusted, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2006.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics, sporting goods, apparel, designer accessories and travel.  We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. In September 2004, we launched an online auction site as part of our Website – an online marketplace for the buying and selling of goods.

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

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2004 and our unaudited financial statements included in this Quarterly Report on Form 10-Q/A as well as the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q/A. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this
Form 10-Q/A.

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

Commentary—Improved Gross Margins and Growth in Gross Profits.     Quarterly gross margins during the last five quarterly periods from the first quarter of 2004 through the first quarter of 2005 were: 10.3%, 11.4%, 13.4%, 15.3% and 14.9%, respectively.

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

With revenue up 102% (from $82.1 million in Q1 2004 to $165.9 million in Q2 2005), and gross margins increasing from 10.3% in Q1 2004 to 14.9% in Q1 2005, the mathematical product resulted in an increase in gross profits growth of 194%. In absolute dollars, gross profits increased from $8.4 million for the quarter ended March 31, 2004 to $24.8 million recorded during the same period in 2005.

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

 Commentary—Strategic Projects.      Following is a brief update on some of our recent strategic projects:

1) Auctions—Our Auctions continue what we believe to be a robust start, as we are able to maintain approximately 1% of the listings of eBay’s domestic business. We have found goodwill and support in the serious auction community, which is guiding us regarding the features and programs it wants us to develop.

2) Propeller—Our collaborative filtering initiative is live and we believe it is providing some sales lift. However, it still requires fine tuning, and we believe it will be more fully functional by the end of the summer.

3) Travel—While cruises are live, the date for completion of the tab (including other services such as flights, hotels, car rentals, etc.) slid from April to June.

4) Design Your Own Jewelry™—We have added the ability on our website for a customer to design an engagement ring to their own specifications. This department ran at a loss in the first quarter, and we expect that loss to continue for at least one or two more quarters. While we intend to run this with minimal inventory in the long term, we came across a large diamond buying opportunity (over $7 million of loose diamonds) that came to us just before we launched this program. As a result, the diamonds are a large portion of our inventory balance at the end of the quarter.

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

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $46.6 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004. At March 31, 2005, our inventory balance was $50.1 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

Accounting for income taxes.     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and March 31, 2005, we have recorded a full valuation allowance of $27.4 million and $29.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations—2004 compared to 2005

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

Cost of goods sold

Cost of goods sold increased in absolute dollars, from $73.7 million during the first quarter of 2004 to $141.0 million in 2005. In comparing the first quarters of 2004 and 2005, total revenue increased 102% (from $82.1 million to $165.9 million) while gross profit dollars increased 194%. However, as a percent of total revenue, cost of goods sold decreased from 90% to 85% for those respective periods resulting in gross margins of 10% and 15% for the quarters ended March 31, 2004 and 2005, respectively. Quarterly gross margins during the last five quarterly periods from the first quarter of 2004 through the first quarter of 2005 were: 10.3%, 11.4%, 13.4%, 15.3% and 14.9%, respectively. The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas. In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. In addition, we have made improvements to our fulfillment costs. Fulfillment costs during the first quarter of 2004 and 2005 were $6.8 million and $11.8 million, respectively, representing 8% and 7% of total revenue for those respective periods. Fulfillment costs include warehousing (excluding packaging costs), customer service costs and credit card fees. In addition, as a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs.

	Quarter ended March 31,
	2004		2005
	(Restated)		(Restated)
Total revenue	$82,078	100%	$165,881	100%
Cost of goods sold
Product costs, freight costs, and other cost of goods sold	66,831	82%	129,268	78%
Fulfillment costs	6,821	8%	11,849	7%
Total cost of goods sold	73,652	90%	141,117	85%
Gross profit	$8,426	10%	$24,764	15%

Gross profits for our direct operations increased from $3.7 million for the quarter ended March 31, 2004 to $9.6 million recorded during the same period in 2005. For our direct operations, gross profit dollars increased 159% on a year-over-year basis while sales increased 76%. Gross profits for our direct operations, as a percentage of direct revenue increased from 10% during the first quarter of 2004 to 15% during the first quarter of 2005. This was primarily due to the efficiencies received including more favorable pricing and effective buying as well as decreases in outbound and inbound shipping costs.

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

Non-operating income (expense)

Interest income, interest expense and other income (expense).     The increase in interest income from $98,000 during the first quarter of 2004 to $644,000 during the first quarter of 2005 is due to the increase in our cash and marketable securities from our equity and debt offerings during 2004. Interest income was also offset by a loss due to changes in the fair value of our foreign corporate securities (Note 5). Interest expense increased from $16,000 during the first quarter of 2004 to $1.4 million during the first quarter of 2005, primarily as a result of the interest expense from our convertible senior notes issued in

November 2004. We recorded other income (expense) of $2,000 during the first quarter of 2004 and zero in 2005.

Income taxes

Income taxes.     At March 31, 2004 and 2005, we had net operating loss carryforwards of approximately $70.6 million and $80.8 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019.

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

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter

2005	$165,881

2004	82,078	$87,792	$103,444		$221,321

2003	29,164	28,833	57,788	*	123,160

2002	12,067	14,380	23,808		41,529

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

Our operating activities resulted in net cash outflows of $21.8 million and $35.2 million for the quarters ended March 31, 2004 and 2005. The primary operating uses of cash and cash equivalents during the first quarter of 2005 was to fund our operations, including net losses of $4.3 million, and changes in accounts payable ($24.2 million), prepaid expenses ($6.3 million) and inventory ($3.6 million). This was offset by the change in prepaid inventory of $2.4 million.

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

In January 2005, the Company’s Board of Directors authorized a stock repurchase program under which we may repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Company’s Board of Directors authorized an increase to the stock repurchase program from $50.0 million to a total of $100.0 million. Under the program, shares may be purchased as determined by management, from time to time and within certain guidelines, in the open market or in privately negotiated transactions, including privately negotiated structured stock repurchase transactions and through transactions in the options markets. Depending on market conditions and other factors, these purchases may be commenced or suspended at any time or from time to time without prior notice.

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

Factors that May Affect Future Results

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-Q/A and in our other filings with the SEC including those we file after we file this Form 10-Q/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.3 million and $4.4 million for the quarters ended March 31, 2004 and 2005, respectively. As of December 31, 2004, and March 31, 2005, our accumulated deficit was $71.7 million and $76.1 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

In January 2005, the Company purchased $49.9 million in foreign corporate securities (“Notes”) which mature in September and November 2006. The Notes have a conditional coupon rate indexed to a basket of eight Asian currencies. At maturity, the Company will receive back its total initial investment in the Notes, plus additional coupon interest depending on the performance of the Asian currencies to the dollar. For example, if the Asian currencies strengthen in relation to the US dollar over the life of Notes, the coupon interest will be greater. If the inverse is true, the Company receives only a small interest payment in addition to its original investment. If the Issuer redeems the Notes prior to maturity, we may not realize the full amount of our initial investment.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Restatement

        As discussed in Note 2 to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q/A, and Item 4.02 (a) of the Company’s Current Report on Form 8-K filed with the Commission on February 27, 2005, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2004, to restate the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the quarterly consolidated financial statements for each of the quarters within the years ended December 31, 2004 and 2003 and the consolidated financial statements for the quarters ended September 30, 2005 and 2004, June 30, 2005 and 2004 and March 31, 2005 and 2004 included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2005, June 30, 2005 and March 31, 2005. The determination to restate these consolidated financial statements was made as a result of management’s identification of an error related to the accounting for freight costs incurred to deliver inventory to its warehouses.  The Company has determined that the misstatement relates to the Company’s former practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the President (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

As a result of the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, March 31, 2005.   Based upon this re-evaluation, the Company’s management, including its President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has concluded that its disclosure controls and procedures were not effective as of March 31, 2005.  The Company’s management nevertheless has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Company did not maintain effective controls over its accounting for inventory. Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2005, 2004 and 2003. Additionally, this control deficiency could result in a misstatement of our inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Remediation Steps to Address Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures and in connection with the preparation and filing of this Amended Quarterly Report on Form 10-Q/A, the Company has conducted and completed a review of its accounting practices for accounting for inbound freight costs as a component of inventory costs and corrected its method of accounting. These steps were completed subsequent to December 31, 2005 but prior to the filing date of the Amendment.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2004, Printmaker International, Ltd. filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized product in violation of federal copyright and trademark law and related state laws. During this quarter, the parties dismissed the claims against each other. We did not admit to any liability or make any settlement payment.

In May 2004, we filed a complaint against TLMT Holdings, Inc (f/k/a LastMinuteTravel.com, Inc.) in the Superior Court of the State of Delaware alleging that it breached its contract with us. In July 2004, TLMT Holdings filed a counterclaim against us alleging that we have breached the contract. The counterclaim seeks damages in an unspecified amount. During this quarter, the parties dismissed their respective complaints with prejudice. While the terms of the settlement agreement are confidential, we did not admit to any liability or make any settlement payment.

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

Dated: March 13, 2006