Form 10-Q/A
period 2005-06-30
OVERSTOCK.COM, INC
filed 2006-03-15
CIK 1130713

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

EXPLANATORY NOTE

On February 27, 2006, Overstock.com, Inc. (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. As more fully described in Note 2 of the financial statements, the Company has determined that the misstatements relate to the Company’s historical practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter end June 30, 2005 (“Original Filing”), as filed on August 9, 2005.

Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the President and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our President and Senior Vice President, Finance, are attached to this Amendment as Exhibits 31.1, 31.2 and 32.

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
Item 6. Exhibits
Signature

PART 1. FINANCIAL INFORMATION

ITEM 1 . FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	December 31, 2004	June 30, 2005
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$198,678	$31,350
Marketable securities	88,802	88,625
Cash, cash equivalents and marketable securities	287,480	119,975
Accounts receivable, net	5,715	13,649
Inventories, net	46,558	61,547
Prepaid inventory	12,322	10,410
Prepaid expenses and other assets	3,444	8,080

Total current assets	355,519	213,661

Restricted cash	1,602	833
Property and equipment, net	16,122	51,084
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,372

Total assets	$377,543	$269,734

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$39,486
Accrued liabilities	22,917	25,411
Capital lease obligations, current	595	6,445

Total current liabilities	87,572	71,342

Capital lease obligations, non-current	743	7,038
Convertible senior notes	116,251	84,468

Total liabilities	204,566	162,848

Commitments and contingencies (Note 13)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and June 30, 2005	3,166	3,259

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and June 30, 2005 respectively
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 and 19,919 shares issued and 19,355 and 18,228 shares outstanding as of December 31, 2004 and June 30, 2005 respectively	2	2
Additional paid-in capital	243,131	247,751
Accumulated deficit	(71,726)	(78,052)
Unearned stock-based compensation	(1,301)	(510)
Treasury stock, 35 and 1,691 shares at cost as of December 31, 2004 and June 30, 2005, respectively	(100)	(65,337)
Accumulated other comprehensive loss	(195)	(227)

Total stockholders’ equity	169,811	103,627

Total liabilities, redeemable securities and stockholders’ equity	$377,543	$269,734

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Direct	$41,113	$60,064	$79,693	$127,948
Fulfillment partner	46,679	90,574	90,177	188,571

Total revenue	87,792	150,638	169,870	316,519

Cost of goods sold
Direct	36,645	51,562	71,504	109,822
Fulfillment partner	41,114	76,375	79,907	159,232

Total cost of goods sold	77,759	127,937	151,411	269,054

Gross profit	10,033	22,701	18,459	47,465

Operating expenses:
Sales and marketing	6,605	14,495	10,982	31,320
Technology	1,830	6,094	3,201	10,189
General and administrative	3,737	7,531	8,617	14,864
Amortization of stock-based compensation	123	53	258	73

Total operating expenses	12,295	28,173	23,058	56,446

Operating loss	(2,262)	(5,472)	(4,599)	(8,981)

Interest income	127	896	225	1,540
Interest expense	(46)	(1,517)	(62)	(2,962)
Other income, net	—	4,170	2	4,170

Net loss	(2,181)	(1,923)	(4,434)	(6,233)
Deemed dividend related to redeemable common stock	(46)	(47)	(94)	(93)

Net loss attributable to common shares	$(2,227)	$(1,970)	$(4,528)	$(6,326)

Net loss per common share — basic and diluted	$(0.13)	$(0.10)	$(0.26)	$(0.32)
Weighted average common shares outstanding — basic and diluted	17,577	19,709	17,128	19,785

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (unaudited)

								Accumulated
			Additional		Unearned			Other
	Common stock		Paid-in	Accumulated	stock-based	Treasury stock		Comprehensive
	Shares	Amount	Capital	deficit	compensation	Shares	Amount	Income (loss)	Total
	(amounts in thousands)
Balance at December 31, 2004 (Restated)	19,390	$2	$243,131	$(71,726)	$(1,301)	(35)	$(100)	$(195)	$169,811

Exercise of stock options and warrants	529	—	3,908	—	—	—	—	—	3,908

Issuance of common stock from treasury	—	—	294	—	—	6	17	—	311

Purchase of treasury stock	—	—	—	—		(665)	(24,133)		(24,133)

Purchased call options	—	—	(47,507)	—	—	—	—	—	(47,507)

Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	—	7,937

Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	—	(997)	(41,121)	—	—

Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(46)	—	46	—	—	—	—

Amortization of stock-based compensation	—	—	—	—	73	—	—	—	73

Stock-based compensation to consultants in exchange for services	—	—	(1,087)	—	672	—	—	—	(415)

Deemed dividend related to redeemable common stock	—	—	—	(93)	—	—	—	—	(93)

Comprehensive income (loss):

Net loss (Restated)	—	—	—	(6,233)	—	—	—	—	(6,233)

Unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)	(6)
Cumulative translation adjustment								(26)	(26)
Total comprehensive loss									(6,265)

Balance at June 30, 2005 (Restated)	19,919	$2	$247,751	$(78,052)	$(510)	(1,691)	$(65,337)	$(227)	$103,627

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2004	2005	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss (Restated)	$(2,181)	$(1,923)	$(4,434)	$(6,233)	$(10,977)	$(6,339)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	890	2,930	1,646	4,565	2,953	6,856
Amortization of unearned stock-based compensation	123	53	258	73	612	175
Realized gain (loss) from marketable securities	—	(25)	—	(26)	(4)	(28)
Loss on disposition of property and equipment	—	—	—	—	—	34
Stock options issued to consultants for services	289	(15)	569	(415)	595	294
Amortization of debt discount and deferred financing fees	—	116	—	423	—	570
Gain from retirement of convertible senior notes	—	(4,170)	—	(4,170)	—	(4,170)
Issuance of common stock from treasury	—	60	—	311	—	311
Changes in operating assets and liabilities:
Accounts receivable, net	4,620	755	3,604	3	1,641	868
Inventories, net	1,567	(11,419)	(1,020)	(14,989)	(11,738)	(29,784)
Prepaid inventory	(1,444)	(503)	(1,180)	1,912	(1,476)	1,912
Prepaid expenses and other assets	(896)	1,666	(1,250)	(4,636)	1,963	(13,330)
Other long-term assets, net	16	603	(1,370)	(11)	(1,251)	3
Accounts payable	6,937	(374)	(8,841)	(24,574)	14,020	17,965
Accrued liabilities	443	2,148	595	2,494	5,795	15,498

Net cash provided by (used in) operating activities	10,364	(10,098)	(11,423)	(45,273)	2,133	(9,165)

Cash flows from investing activities:
Increase (decrease) in restricted cash	(1,875)	179	(1,875)	769	(1,875)	1,042
Investments in marketable securities	(9,684)	(36,047)	(12,242)	(161,991)	(26,589)	(242,626)
Sales of marketable securities	1,283	102,926	2,474	162,188	23,737	175,087
Expenditures for property and equipment	(1,199)	(11,246)	(1,599)	(24,276)	(6,606)	(31,411)
Proceeds from the sale of property and equipment	—	—	—	—	—	20
Expenditures for other long-term assets	—	—	—	—	(172)	—

Net cash provided by (used in) investing activities	(11,475)	55,812	(13,242)	(23,310)	(11,505)	(97,888)

Cash flows from financing activities:
Payments on capital lease obligations	(334)	(2,901)	(354)	(3,052)	(458)	(3,357)
Borrowings on line of credit	1,000	—	1,000	—	1,000	(1,000)
Issuance of common stock, net of issuance costs	37,857	—	37,857	—	37,857	75,207
Issuance of convertible senior notes	—	—	—	—	—	116,251
Payments to retire convertible senior notes	—	(27,935)	—	(27,935)	—	(27,935)
Purchased call options	—	—	—	(47,507)	—	(47,507)
Purchase of treasury stock	—	(24,133)	—	(24,133)	—	(24,133)
Exercise of stock options and warrants	792	3,002	2,959	3,908	3,401	5,238

Net provided by (used in) financing activities	39,315	(51,967)	41,462	(98,719)	41,800	92,764

Effect of exchange rate changes on cash	6	(8)	5	(26)	4	(9)

Net increase (decrease) in cash and cash equivalents	38,210	(6,261)	16,802	(167,328)	32,432	(14,298)
Cash and cash equivalents, beginning of period	7,438	37,611	28,846	198,678	13,216	45,648

Cash and cash equivalents, end of period	$45,648	$31,350	$45,648	$31,350	$45,648	$31,350

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

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three-month periods ended June 30, 2005 and 2004 contained in the Quarterly Report on Form 10-Q filed on August 9, 2005, require restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

Based upon this determination, the consolidated balance sheets as of December 31, 2004 and June 30, 2005 and the consolidated statements of operations for the quarters ended June 30, 2005 and 2004 contained herein have been restated. As the restatement adjustments decrease the net loss by $592 and $141 for the quarters ended June 30, 2005 and 2004, respectively, and increase inventory by the corresponding amount, there has been no impact on net cash provided by (used in) operating activities the consolidated statements of cash flows. The restated consolidated statements of operations and balance sheets have been restated as follows:

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$60,064		$60,064
Fulfillment partner	90,574		90,574

Total revenue	150,638	—	150,638

Cost of goods sold
Direct	52,154	(592)	51,562
Fulfillment partner	76,375		76,375

Total cost of goods sold	128,529	(592)	127,937

Gross profit	22,109	592	22,701

Operating expenses:
Sales and marketing	14,495		14,495
Technology	6,094		6,094
General and administrative	7,531		7,531
Amortization of stock-based compensation	53		53

Total operating expenses	28,173	—	28,173

Operating loss	(6,064)	592	(5,472)

Interest income	896		896
Interest expense	(1,517)		(1,517)
Other income, net	4,170		4,170

Net loss	(2,515)	592	(1,923)
Deemed dividend related to redeemable common shares	(47)		(47)

Net loss attributable to common shares	$(2,562)	$592	$(1,970)

Net loss per common share — basic and diluted	$(0.13)	$0.03	$(0.10)
Weighted average common shares outstanding — basic and diluted	19,709		19,709

	Three Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$41,113		$41,113
Fulfillment partner	46,679		46,679

Total revenue	87,792	—	87,792

Cost of goods sold
Direct	36,786	(141)	36,645
Fulfillment partner	41,114		41,114

Total cost of goods sold	77,900	(141)	77,759

Gross profit	9,892	141	10,033

Operating expenses:
Sales and marketing	6,605		6,605
Technology	1,830		1,830
General and administrative	3,737		3,737
Amortization of stock-based compensation	123		123

Total operating expenses	12,295	—	12,295

Operating loss	(2,403)	141	(2,262)

Interest income	127		127
Interest expense	(46)		(46)
Other income, net	—		—

Net loss	(2,322)	141	(2,181)
Deemed dividend related to redeemable common shares	(46)		(46)

Net loss attributable to common shares	$(2,368)	$141	$(2,227)

Net loss per common share — basic and diluted	$(0.13)	$0.00	$(0.13)
Weighted average common shares outstanding — basic and diluted	17,577		17,577

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$127,948		$127,948
Fulfillment partner	188,571		188,571

Total revenue	316,519	—	316,519

Cost of goods sold
Direct	110,307	(485)	109,822
Fulfillment partner	159,232		159,232

Total cost of goods sold	269,539	(485)	269,054

Gross profit	46,980	485	47,465

Operating expenses:
Sales and marketing	31,320		31,320
Technology	10,189		10,189
General and administrative	14,864		14,864
Amortization of stock-based compensation	73		73

Total operating expenses	56,446	—	56,446

Operating loss	(9,466)	485	(8,981)

Interest income	1,540		1,540
Interest expense	(2,962)		(2,962)
Other income, net	4,170		4,170

Net loss	(6,718)	485	(6,233)
Deemed dividend related to redeemable common shares	(93)		(93)

Net loss attributable to common shares	$(6,811)	$485	$(6,326)

Net loss per common share — basic and diluted	$(0.34)	$0.02	$(0.32)
Weighted average common shares outstanding — basic and diluted	19,785		19,785

	Six Months Ended June 30, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$79,693		$79,693
Fulfillment partner	90,177		90,177

Total revenue	169,870	—	169,870

Cost of goods sold
Direct	71,602	(98)	71,504
Fulfillment partner	79,907		79,907

Total cost of goods sold	151,509	(98)	151,411

Gross profit	18,361	98	18,459

Operating expenses:
Sales and marketing	10,982		10,982
Technology	3,201		3,201
General and administrative	8,617		8,617
Amortization of stock-based compensation	258		258

Total operating expenses	23,058	—	23,058

Operating loss	(4,697)	98	(4,599)

Interest income	225		225
Interest expense	(62)		(62)
Other income, net	2		2

Net loss	(4,532)	98	(4,434)
Deemed dividend related to redeemable common shares	(94)		(94)

Net loss attributable to common shares	$(4,626)	$98	$(4,528)

Net loss per common share — basic and diluted	$(0.27)	$(0.00)	$(0.27)
Weighted average common shares outstanding — basic and diluted	17,128		17,128

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	As of June 30, 2005
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$31,350	$31,350
Marketable securities	88,625	88,625
Cash, cash equivalents and marketable securities	119,975	119,975
Accounts receivable, net	13,649	13,649
Inventories, net	59,783	61,547
Prepaid inventory	10,410	10,410
Prepaid expenses	8,080	8,080

Total current assets	211,897	213,661

Restricted cash	833	833
Property and equipment, net	51,084	51,084
Goodwill	2,784	2,784
Other long-term assets, net	1,372	1,372

Total assets	$267,970	$269,734

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	39,486	39,486
Accrued liabilities	25,411	25,411
Capital lease obligations, current	6,445	6,445

Total current liabilities	71,342	71,342
Capital lease obligations, non-current	7,038	7,038
Convertible senior notes	84,468	84,468

Total liabilities	162,848	162,848

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of March 31, 2005	3,259	3,259

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,491 shares issued as of March 31, 2005	2	2
Additional paid-in capital	247,751	247,751
Accumulated deficit	(79,816)	(78,052)
Unearned stock-based compensation	(510)	(510)
Treasury stock, 31 shares at cost as of March 31, 2005	(65,337)	(65,337)
Accumulated other comprehensive loss	(227)	(227)

Total stockholders’ equity	101,863	103,627

Total liabilities, redeemable securities and stockholders’ equity	$267,970	$269,734

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2004
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$198,678	$198,678
Marketable securities	88,802	88,802
Cash, cash equivalents and marketable securities	287,480	287,480
Accounts receivable, net	5,715	5,715
Inventories, net	45,279	46,558
Prepaid inventory	12,322	12,322
Prepaid expenses	3,444	3,444

Total current assets	354,240	355,519

Restricted cash	1,602	1,602
Property and equipment, net	16,122	16,122
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,516

Total assets	$376,264	$377,543

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	64,060	64,060
Accrued liabilities	22,917	22,917
Capital lease obligations, current	595	595

Total current liabilities	87,572	87,572
Capital lease obligations, non-current	743	743
Convertible senior notes	116,251	116,251

Total liabilities	204,566	204,566

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004	3,166	3,166

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares issued as of December 31, 2004	2	2
Additional paid-in capital	243,131	243,131
Accumulated deficit	(73,005)	(71,726)
Unearned stock-based compensation	(1,301)	(1,301)
Treasury stock, 35 shares at cost as of December 31, 2004	(100)	(100)
Accumulated other comprehensive loss	(195)	(195)

Total stockholders’ equity	168,532	169,811

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$377,543

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

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs . As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $6,391 and $14,084 during the three months ended June 30, 2004 and 2005, respectively, and $10,502 and $30,565 during the six months ended June 30, 2004 and 2005, respectively.

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

5. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss for the three and six months ended June 30, 2004 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(2,181)	$(1,923)	$(4,434)	$(6,233)
Net unrealized gain (loss) on marketable securities	(81)	321	(62)	(6)
Foreign currency translation adjustment	6	(8)	5	(26)

Comprehensive loss	$(2,256)	$(1,610)	$(4,491)	$(6,265)

6. NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive. During the three and six month periods ended June 30, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and, accordingly, have been excluded from diluted loss per share. There were 1,493 options and 446 warrants outstanding at June 30, 2005. As of June 30, 2005, the Company had $87,000 of convertible senior notes outstanding (Note 12), which could potentially convert into 1,154 shares of common stock in the aggregate.

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

	Three months ended June 30,			Six months ended June 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2004 (Restated)
Revenue	$41,113	$46,679	$87,792	$79,693	$90,177	$169,870
Cost of goods sold	36,645	41,114	77,759	71,504	79,907	151,411

Gross profit	$4,468	$5,565	10,033	$8,189	$10,270	18,459
Operating expenses			(12,295)			(23,058)
Other income (expense), net			81			165

Net loss			$(2,181)			$(4,434)

2005 (Restated)
Revenue	$60,064	$90,574	$150,638	$127,948	$188,571	$316,519
Cost of goods sold	51,562	76,375	127,937	109,822	159,232	269,054

Gross profit	$8,502	$14,199	22,701	$18,126	$29,339	47,465
Operating expenses			(28,173)			(56,446)
Other income, net			3,549			2,748

Net loss			$(1,923)			$(6,233)

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss, as reported	$(2,181)	$(1,923)	$(4,434)	$(6,233)
Add: Stock-based employee compensation expense included in reported net income	123	53	258	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(835)	(1,011)	(1,944)	(1,915)

Pro forma net loss	$(2,893)	$(2,881)	$(6,120)	$(8,075)

Net loss per common share
Basic and diluted - as reported	$(0.13)	$(0.10)	$(0.26)	$(0.32)
Basic and diluted - pro forma	$(0.17)	$(0.15)	$(0.36)	$(0.41)

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

In June 2005, under the Share Buyback Program (see Note 10), the Company retired $33,000 of its 3.75% Convertible Senior Notes (the «Senior Notes»), which were due on December 1, 2011 for $27,935 in cash. As a result of the note retirement, the Company recognized a net gain of $4,170, net of associated unamortized discount cost of $960, in other income in the consolidated statements of operations. As of June 30, 2005, $87,000 of the Senior Notes remained outstanding.

13. COMMITMENTS AND CONTINGENCIES

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

From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm the Company’s prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material impact on its financial statements.

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

16. SUBSEQUENT EVENTS

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

ITEM 2 . MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q/A contains forward-looking statements. These statements relate to our, and in some cases our customers or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our beliefs and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary products and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and other legal proceedings, and our defenses and responses to such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Restatement

As discussed in Note 2 to the financial statements, the financial statements for the quarters ended June 30, 2004 and 2005 and the related notes thereto contained in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarters ended June 30, 2004 and 2005 have been restated in order to properly reflect the capitalization of inbound freight as a component of inventory rather than as a period cost. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. The effect of the adjustments on the Consolidated Results of Operations for the years ended December 31, 2002, 2003 and 2004 is to reduce net loss by $241,000, $339,000 and $462,000, respectively. The effect of the adjustment on the Consolidated Results of Operations for the three-month periods ended June 30, 2004 and 2005 is to decrease net loss by $141,000 and $592,000, respectively. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operation have been adjusted, as appropriate, for the effects of the restatement.

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

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and our unaudited financial statements included in this Quarterly Report on Form 10-Q/Aas well as the discussion of our business and risk factors and other information included elsewhere in this Form 10-Q/A. This executive commentary includes forward-looking statements, and investors are cautioned to read the Special Note Regarding Forward-Looking Statements included in this Form 10-Q/A.

Commentary—Growth in Revenue. Total revenue was $150.6 million for the three-month period ended June 30, 2005, a 72% increase from the $87.8 million recorded during the same period in 2004. For the six-month period ended June 30, 2005, total revenue grew 86% to $316.5 million from $169.9 million recorded in the same period in 2004.

Commentary—Improved Gross Margins and Growth in Gross Profits. Gross margins increased from 11.4% in the second quarter of 2004 to 15.1% during the same period in 2005. For the six-month periods ended June 30, 2004 and 2005, margins improved from 10.9% to 15.0%, respectively.

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

In the second quarter of 2005, we made slight efficiency gains in gross margins; and management continues to believe that additional improvements can be made in shopping margins; in particular as a result of technology projects currently being implemented.

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

Commentary — Technology expenses . Technology costs increased 233%, from $1.8 million in the second quarter of 2004 to $6.1 million in second quarter of 2005. For the six months ended June 30, 2004 and 2005, technology costs increased 218%, from $3.2 million to $10.2 million, respectively.

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

Commentary—Strategic Projects. Following is a brief update on some of our recent strategic projects:

1) Auctions — Our Auctions continue what we believe to be a robust start, as we are able to maintain approximately 1% of the listings of eBay’s domestic business. We have found goodwill and support in the serious auction community, which is guiding us regarding the features and programs it wants us to develop.

2) Propeller — Our collaborative filtering initiative is live and we believe it is providing some sales lift. However, it still requires fine tuning, and we believe it will be more fully functional by the end of the third quarter.

3) Travel — While cruises and vacation packages are live, the date for completion of the tab (including other services such as flights, hotels, car rentals, etc.) slid from April to September. The addition of Ski West, Inc will help speed the progression of our Travel tab.

4) Design Your Own Jewelry™ — We have added the ability on our website for a customer to design an engagement ring to their own specifications. This department ran at a small loss in the first and second quarters, and we expect that loss to continue for at least one or two more quarters.

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

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $46.6 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004. At June 30, 2005, our inventory balance was $61.5 million, net of reserve for obsolescence or damaged inventory of $1.3 million.

Accounting for income taxes. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and June 30, 2005, we have recorded a full valuation allowance of $27.4 million and $30.1 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations — 2004 compared to 2005

Revenue

Total revenue was $150.6 million for the three-month period ended June 30, 2005, a 72% increase from the $87.8 million recorded in the same period in 2004. During this same period, direct revenue increased from $41.1 million to $60.1 million, a 46% growth. Fulfillment partner revenue also grew from $46.7 million in the second quarter of 2004 to $90.6 million, representing growth of 94%. For the six-month period ended June 30, 2005, total revenue grew 86% to $316.5 million from $169.9 million recorded in the same period in 2004. Also during the same six-month period, direct revenue grew 61% to $127.9 million in 2005 from $79.7 million in 2004. Fulfillment revenue grew 109.1% to $188.6 million from $90.2 million recorded in 2004.

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

Gross Margins

Cost of goods sold increased in absolute dollars, from $77.8 million during the second quarter of 2004 to $127.9 million in same quarter of 2005. In comparing the second quarters of 2004 and 2005, total revenue increased 72%, from $87.8 million to $150.6 million, while gross profit dollars increased 126%, from $10.0 million to $22.7 million in the same periods. As a percent of total revenue, cost of goods sold decreased from 88.6% to 84.9% for those respective periods resulting in gross margins of 11.4% and 15.1% for the quarters ended June 30, 2004 and 2005, respectively.

For the six-month periods ended June 30, 2004 and 2005, cost of goods totaled $151.4 million and $269.1 million, respectively, representing improved margins from 10.9% to 15.0%, respectively. In dollar terms, gross margins totaled $18.5 million and $47.5 million for the six month periods ended June 30, 2004 and 2005, respectively, a 157% increase.

Gross profits for our direct operations increased from $4.5 million for the quarter ended June 30, 2004 to $8.5 million recorded during the same period in 2005. For our direct operations, gross profit dollars for the quarter ended June 30, 2005 increased 90% on a year-over-year basis while direct revenue increased 46% from $41.1 million in the quarter ended June 30, 2004 to $60.1 million in the same quarter ended June 30, 2005. Gross profits for our direct operations, as a percentage of direct revenue, increased from 10.9% during the second quarter of 2004 to 14.2% during the same quarter of 2005.

For the six-month periods ended June 30, 2004 and 2005, gross profit dollars for our direct operations totaled $8.2 million and $18.1 million, representing gross margins of 10.3% and 14.2%, respectively. Gross profit dollars for the six months ended June 30, 2005 increased 121% over the same period in 2004 while sales increased 61%, from $79.7 million to $127.9 million for the same comparative periods.

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

We recorded other income of $4.2 million during the second quarter of 2005 related the retirement of $33.0 million of the 3.75% Convertible Senior Notes (Note 12). No other income (expense) was recognized in the second quarter of 2004. For the six months ended June 30, 2004 other income totaled $2,000 and for the same period ended June 30, 2005 other income totaled $4.2 million.

Income taxes

Income taxes. For the three and six months ended June 30, 2004 and 2005, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2004 and June 30, 2005, we had $73.1 million and $82.5 million, respectively, of net operating loss carryforwards, of which $21.9 million is subject to limitation. These net operating loss carryforwards will begin to expire in 2019.

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

Our operating activities resulted in cash inflows of $10.4 million for the quarter ended June 30, 2004 and cash outflows of $10.1 million for the same quarter of 2005. For the six months ended June 30, 2004 and 2005, operating activities resulted in cash outflows of $11.4 million and $45.1 million, respectively. The primary operating uses of cash and cash equivalents during the first six months of 2005 was to fund our operations, including net losses of $6.2 million, increases in inventory of $15.0 million, prepaid expenses of $4.6 million and decrease in accounts payable of $24.6 million. This was offset by the change in prepaid inventory of $1.9 million and increase in accrued liabilities of $2.5 million.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.2 million and $2.0 million for the quarters ended June 30, 2004 and 2005, respectively. As of December 31, 2004, and June 30, 2005, our accumulated deficit was $71.7 million and $78.1 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness. In June 2005, under the Share Buyback Program (see Note 10 to the notes to the financial statements), the Company retired $33.0 million of its Senior Notes which were due on December 1, 2011 for $27.9 million in cash. As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of associated unamortized discount cost of $960,000. As of June 30, 2005, $87.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

As a result of the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, June 30, 2005.   Based upon this re-evaluation, the Company’s management, including its President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has concluded that its disclosure controls and procedures were not effective as of June 30, 2005.  The Company’s management nevertheless has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, the Company did not maintain effective controls over its accounting for inventory. Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2005, 2004 and 2003. Additionally, this control deficiency could result in a misstatement of our inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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