Form 10-Q/A
period 2005-09-30
OVERSTOCK.COM, INC
filed 2006-03-15
CIK 1130713

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

EXPLANATORY NOTE

On February 27, 2006, Overstock.com, Inc. (“Company”) filed its Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. As more fully described in Note 2 of the financial statements, the Company has determined that the misstatements relate to the Company’s historical practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold. This Amendment No. 1 to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter end September 30, 2005 (“Original Filing”), as filed on November 9, 2005.

Except as required to reflect the effects of the restatement for the item above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosure affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the President and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our President and Senior Vice President, Finance are attached to this Amendment as Exhibits 31.1, 31.2 and 32.

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
Item 6. Exhibits
Signature

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	December 31, 2004	September 30, 2005
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$198,678	$2,575
Marketable securities	88,802	74,225
Cash, cash equivalents and marketable securities	287,480	76,800
Accounts receivable, net	5,715	7,551
Inventories, net	46,558	98,134
Prepaid inventory	12,322	12,606
Prepaid expenses and other assets	3,444	9,319

Total current assets	355,519	204,410

Restricted cash	1,602	633
Property and equipment, net	16,122	59,561
Goodwill	2,784	13,169
Other long-term assets, net	1,516	15,335

Total assets	$377,543	$293,108

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$47,070
Accrued liabilities	22,917	45,278
Short-term borrowings	—	4,368
Capital lease obligations, current	595	6,638

Total current liabilities	87,572	103,354

Capital lease obligations, non-current	743	6,907
Convertible senior notes	116,251	84,596

Total liabilities	204,566	194,857

Commitments and contingencies (Note 14)

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004 and September 30, 2005	3,166	3,306

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and September 30, 2005 respectively Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 and 20,526 shares issued and 19,355 and 18,837 shares outstanding as of December 31, 2004 and September 30, 2005 respectively	2	2
Additional paid-in capital	243,131	250,863
Accumulated deficit	(71,726)	(90,501)
Unearned stock-based compensation	(1,301)	(493)
Treasury stock, 35 and 1,689 shares at cost as of December 31, 2004 and September 30, 2005, respectively	(100)	(65,333)
Accumulated other comprehensive income (loss)	(195)	407

Total stockholders’ equity	169,811	94,945

Total liabilities, redeemable securities and stockholders’ equity	$377,543	$293,108

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue
Direct	$43,928	$68,449	$123,621	$196,397
Fulfillment partner	59,516	100,874	149,693	289,445

Total revenue	103,444	169,323	273,314	485,842

Cost of goods sold
Direct	38,491	59,170	109,995	168,992
Fulfillment partner	51,103	83,589	131,010	242,821

Total cost of goods sold	89,594	142,759	241,005	411,813

Gross profit	13,850	26,564	32,309	74,029

Operating expenses:
Sales and marketing	9,398	17,960	20,380	49,280
Technology	2,268	8,082	5,469	18,271
General and administrative	5,108	9,989	13,725	24,853
Amortization (reversal) of stock-based compensation	18	(8)	276	65

Total operating expenses	16,792	36,023	39,850	92,469

Operating loss	(2,942)	(9,459)	(7,541)	(18,440)

Interest income and other	168	(1,690)	393	(150)
Interest expense	(77)	(1,264)	(139)	(4,226)
Other income, net	3	11	5	4,181

Net loss	(2,848)	(12,402)	(7,282)	(18,635)
Deemed dividend related to redeemable common stock	(47)	(47)	(141)	(140)

Net loss attributable to common shares	$(2,895)	$(12,449)	$(7,423)	$(18,775)

Net loss per common share — basic and diluted	$(0.16)	$(0.66)	$(0.43)	$(0.96)
Weighted average common shares outstanding — basic and diluted	18,284	18,844	17,517	19,468

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (unaudited)

								Accumulated
			Additional		Unearned			Other
	Common stock		Paid-in	Accumulated	stock-based	Treasury stock		Comprehensive
	Shares	Amount	Capital	deficit	compensation	Shares	Amount	Income (loss)	Total
	(amounts in thousands)

Balance at December 31, 2004 (Restated)	19,390	$2	$243,131	$(71,726)	$(1,301)	(35)	$(100)	$(195)	$169,811

Exercise of stock options and warrants	1,136	—	6,881	—	—	—	—	—	6,881

Issuance of common stock from treasury	—	—	381	—	—	8	21	—	402

Purchase of treasury stock	—	—	—	—	—	(665)	(24,133)	—	(24,133)

Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	—	(997)	(41,121)	—	—
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(56)	—	56	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	65	—	—	—	65
Stock-based compensation to consultants in exchange for services	—	—	(1,025)	—	687	—	—	—	(338)
Deemed dividend related to redeemable common stock	—	—	—	(140)	—	—	—	—	(140)
Comprehensive income (loss):
Net loss	—	—	—	(18,635)	—	—	—	—	(18,635)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	491	491
Cumulative translation adjustment	—	—	—	—	—	—	—	111	111
Total comprehensive loss									(18,033)

Balance at September 30, 2005 (Restated)	20,526	$2	$250,863	$(90,501)	$(493)	(1,689)	$(65,333)	$407	$94,945

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2004	2005	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(2,848)	$(12,402)	$(7,282)	$(18,635)	$(10,236)	$(15,893)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	1,061	4,901	2,707	9,466	3,429	10,696
Realized (gain) loss from marketable securities	(1)	2,776	(1)	2,361	(2)	2,749
Loss on disposition of property and equipment	—	—	—	—	—	34
Amortization of unearned stock-based compensation	18	(8)	276	65	438	149
Stock options issued to consultants for services	25	(312)	594	(338)	701	(43)
Issuance of common stock from treasury	—	91	—	402	—	402
Amortization of debt discount and deferred financing fees	—	179	—	602	—	749
Gain from retirement of convertible senior notes	—	—	—	(4,170)	—	(4,170)
Changes in operating assets and liabilities:
Accounts receivable	4,101	(968)	7,705	(965)	5,200	(4,201)
Inventories	(4,046)	(36,587)	(5,066)	(51,576)	(10,238)	(62,325)
Prepaid inventory	(5,137)	(2,196)	3,059	(284)	(1,584)	(284)
Prepaid expenses and other assets	(2,980)	(1,124)	(13,606)	(5,760)	(3,336)	(6,337)
Other long-term assets, net	102	(424)	(1,268)	(435)	(1,149)	(523)
Accounts payable	954	6,663	(7,887)	(17,911)	14,041	23,674
Accrued liabilities	7,824	19,503	8,419	21,997	12,268	27,177

Net cash provided by (used in) operating activities	(927)	(19,908)	(12,350)	(65,181)	9,532	(28,146)

Cash flows from investing activities:
(Increase) decrease in restricted cash	—	200	(1,875)	969	(1,875)	1,242
Investments in marketable securities	(15,675)	(21,552)	(27,917)	(183,543)	(29,920)	(248,503)
Sales of marketable securities	1,470	34,062	3,944	196,250	12,206	207,679
Expenditures for property and equipment	(3,805)	(12,190)	(5,404)	(36,466)	(7,744)	(39,796)
Acquisition of Ski West (net of cash acquired)	—	(24,620)	—	(24,620)	—	(24,620)
Proceeds from the sale of property and equipment	—	—	—	—	—	20
Expenditures for other long-term assets	—	—	—	—	(172)	—
Net cash used in investing activities	(18,010)	(24,100)	(31,252)	(47,410)	(27,505)	(103,978)

Cash flows from financing activities:
Payments on capital lease obligations	(153)	(182)	(507)	(3,234)	(532)	(3,386)
Borrowings on line of credit	—	4,368	1,000	4,368	1,000	4,368
Payments on line of credit	—	—	—	—	—	(1,000)
Issuance of common stock, net of issuance costs	—	—	37,857	—	37,857	75,207
Issuance of convertible senior notes	—	—	—	—	—	116,251
Payments to retire convertible senior notes	—	—	—	(27,935)	—	(27,935)
Purchased call options for purchase of treasury stock	—	—	—	(47,507)	—	(47,507)
Settlement of call options for cash	—	7,937	—	7,937	—	7,937
Purchase of treasury stock	—	—	—	(24,133)	—	(24,133)
Exercise of stock options and warrants	596	2,973	3,555	6,881	3,848	7,615

Net provided by (used in) financing activities	443	15,096	41,905	(83,623)	42,173	107,417

Effect of exchange rate changes on cash	2	137	7	111	6	126

Net increase (decrease) in cash and cash equivalents	(18,492)	(28,775)	(1,690)	(196,103)	24,206	(24,581)
Cash and cash equivalents, beginning of period	45,648	31,350	28,846	198,678	2,950	27,156

Cash and cash equivalents, end of period	$27,156	$2,575	$27,156	$2,575	$27,156	$2,575

Supplemental cash flow information:
Interest paid	$77	$76	$139	$2,569	$146	$2,595
Deemed dividend on redeemable common shares	$47	$47	$141	$140	$190	$187
Forfeitures on unearned stock-based compensation	$105	$10	$192	$56	$267	$64
Settlement of purchased call options for treasury stock	$—	$—	$—	$41,121	$—	$41,121
Equipment and software acquired under capital leases	$—	$193	$1,835	$15,390	$120	$15,390
Supplemental disclosure of non-cash activities:
Fair value of assets acquired, net of cash acquired	$—	$25,956	$—	$25,956	$—	$25,956
Fair value of liabilities assumed	—	(1,336)	—	(1,336)	—	(1,336)

Cash paid to purchase businesses	$—	$24,620	$—	$24,620	$—	$24,620

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

As more fully described in Note 2, the Company determined that the financial statements and the disclosures in the notes thereto for the three month periods ended September 30, 2005 and 2004 contained in the Quarterly Report on Form 10-Q filed on November 9, 2005, require restatement. All amounts disclosed in the footnotes to the financial statements have been appropriately restated.

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

Based upon this determination, the consolidated balance sheets as of December 31, 2004 and September 30, 2005 and the consolidated statements of operations for the quarters ended September 30, 2005 and 2004 contained herein have been restated.  As the restatement adjustments decrease the net loss by $1.7 million and $103,000 for the quarters ended September 30, 2005 and 2004, respectively, and increase inventory by the corresponding amount, there has been no impact on net cash used in operating activities the consolidated statements of cash flows. The restated consolidated statements of operations and balance sheets have been restated as follows:

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$68,449		$68,449
Fulfillment partner	100,874		100,874

Total revenue	169,323	—	169,323

Cost of goods sold
Direct	60,939	(1,769)	59,170
Fulfillment partner	83,589		83,589

Total cost of goods sold	144,528	(1,769)	142,759

Gross profit	24,795	1,769	26,564

Operating expenses:
Sales and marketing	17,960		17,960
Technology	8,082		8,082
General and administrative	9,989		9,989
Amortization of stock-based compensation	(8)		(8)

Total operating expenses	36,023	—	36,023

Operating loss	(11,228)	1,769	(9,459)

Interest income	(1,690)		(1,690)
Interest expense	(1,264)		(1,264)
Other income, net	11		11

Net loss	(14,171)	1,769	(12,402)
Deemed dividend related to redeemable common shares	(47)		(47)

Net loss attributable to common shares	$(14,218)	$1,769	$(12,449)

Net loss per common share — basic and diluted	$(0.75)	$0.09	$(0.66)
Weighted average common shares outstanding — basic and diluted	18,844		18,844

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$43,928		$43,928
Fulfillment partner	59,516		59,516

Total revenue	103,444	—	103,444

Cost of goods sold
Direct	38,594	(103)	38,491
Fulfillment partner	51,103		51,103

Total cost of goods sold	89,697	(103)	89,594

Gross profit	13,747	103	13,850

Operating expenses:
Sales and marketing	9,398		9,398
Technology	2,268		2,268
General and administrative	5,108		5,108
Amortization of stock-based compensation	18		18

Total operating expenses	16,792	—	16,792

Operating loss	(3,045)	103	(2,942)

Interest income	168		168
Interest expense	(77)		(77)
Other income, net	3		3

Net loss	(2,951)	103	(2,848)
Deemed dividend related to redeemable common shares	(47)		(47)

Net loss attributable to common shares	$(2,998)	$103	$(2,895)

Net loss per common share — basic and diluted	$(0.16)	$0.00	$(0.16)
Weighted average common shares outstanding — basic and diluted	18,284		18,284

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$196,397		$196,397
Fulfillment partner	289,445		289,445

Total revenue	485,842	—	485,842

Cost of goods sold
Direct	171,246	(2,254)	168,992
Fulfillment partner	242,821		242,821

Total cost of goods sold	414,067	(2,254)	411,813

Gross profit	71,775	2,254	74,029

Operating expenses:
Sales and marketing	49,280		49,280
Technology	18,271		18,271
General and administrative	24,853		24,853
Amortization of stock-based compensation	65		65

Total operating expenses	92,469	—	92,469

Operating loss	(20,694)	2,254	(18,440)

Interest income	(150)		(150)
Interest expense	(4,226)		(4,226)
Other income, net	4,181		4,181

Net loss	(20,889)	2,254	(18,635)
Deemed dividend related to redeemable common shares	(140)		(140)

Net loss attributable to common shares	$(21,029)	$2,254	$(18,775)

Net loss per common share — basic and diluted	$(1.08)	$0.12	$(0.96)
Weighted average common shares outstanding — basic and diluted	19,468		19,468

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment	As Restated

Revenue
Direct	$123,621		$123,621
Fulfillment partner	149,693		149,693

Total revenue	273,314	—	273,314

Cost of goods sold
Direct	110,196	(201)	109,995
Fulfillment partner	131,010		131,010

Total cost of goods sold	241,206	(201)	241,005

Gross profit	32,108	201	32,309

Operating expenses:
Sales and marketing	20,380		20,380
Technology	5,469		5,469
General and administrative	13,725		13,725
Amortization of stock-based compensation	276		276

Total operating expenses	39,850	—	39,850

Operating loss	(7,742)	201	(7,541)

Interest income	393		393
Interest expense	(139)		(139)
Other income, net	5		5

Net loss	(7,483)	201	(7,282)
Deemed dividend related to redeemable common shares	(141)		(141)

Net loss attributable to common shares	$(7,624)	$201	$(7,423)

Net loss per common share — basic and diluted	$(0.44)	$0.01	$(0.43)
Weighted average common shares outstanding — basic and diluted	17,517		17,517

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	As of September 30, 2005
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$2,575	$2,575
Marketable securities	74,225	74,225
Cash, cash equivalents and marketable securities	76,800	76,800
Accounts receivable, net	7,551	7,551
Inventories, net	94,601	98,134
Prepaid inventory	12,606	12,606
Prepaid expenses	9,319	9,319

Total current assets	200,877	204,410

Restricted cash	633	633
Property and equipment, net	59,561	59,561
Goodwill	13,169	13,169
Other long-term assets, net	15,335	15,335

Total assets	$289,575	$293,108

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	47,070	47,070
Accrued liabilities	45,278	45,278
Short-term borrowings	4,368	4,368
Capital lease obligations, current	6,638	6,638

Total current liabilities	103,354	103,354
Capital lease obligations, non-current	6,907	6,907
Convertible senior notes	84,596	84,596

Total liabilities	194,857	194,857

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of March 31, 2005	3,306	3,306

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,491 shares issued as of March 31, 2005	2	2
Additional paid-in capital	250,863	250,863
Accumulated deficit	(94,034)	(90,501)
Unearned stock-based compensation	(493)	(493)
Treasury stock, 31 shares at cost as of March 31, 2005	(65,333)	(65,333)
Accumulated other comprehensive loss	407	407

Total stockholders’ equity	91,412	94,945

Total liabilities, redeemable securities and stockholders’ equity	$289,575	$293,108

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2004
	As Previously Reported	As Restated
Assets
Current assets:
Cash and cash equivalents	$198,678	$198,678
Marketable securities	88,802	88,802
Cash, cash equivalents and marketable securities	287,480	287,480
Accounts receivable, net	5,715	5,715
Inventories, net	45,279	46,558
Prepaid inventory	12,322	12,322
Prepaid expenses	3,444	3,444

Total current assets	354,240	355,519

Restricted cash	1,602	1,602
Property and equipment, net	16,122	16,122
Goodwill	2,784	2,784
Other long-term assets, net	1,516	1,516

Total assets	$376,264	$377,543

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	64,060	64,060
Accrued liabilities	22,917	22,917
Capital lease obligations, current	595	595

Total current liabilities	87,572	87,572
Capital lease obligations, non-current	743	743
Convertible senior notes	116,251	116,251

Total liabilities	204,566	204,566

Redeemable common stock, $0.0001 par value, 460 shares issued and outstanding as of December 31, 2004	3,166	3,166

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 shares issued as of December 31, 2004	2	2
Additional paid-in capital	243,131	243,131
Accumulated deficit	(73,005)	(71,726)
Unearned stock-based compensation	(1,301)	(1,301)
Treasury stock, 35 shares at cost as of December 31, 2004	(100)	(100)
Accumulated other comprehensive loss	(195)	(195)

Total stockholders’ equity	168,532	169,811

Total liabilities, redeemable securities and stockholders’ equity	$376,264	$377,543

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

The principle factor in determining gross versus net presentation by the Company’s travel subsidiary, OTravel.com, Inc. (“OTravel.com” – see Note 5) is the consideration of who is the primary obligor in the relationship with the customer.  Our Travel business provides extensive customer service and support for its customers; however, the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive the hotel services booked through OTravel.com.  In this case, OTravel.com provides customer service support to help resolve issues, even though such customer support could typically involve issues for which OTravel.com is not principally liable.

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

6.  COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, Reporting Comprehensive Income.  This Statement establishes requirements for reporting comprehensive income and its components.  The Company’s comprehensive loss for the three and nine months ended September 30, 2004 and 2005 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(2,848)	$(12,402)	$(7,282)	$(18,635)
Net unrealized gain (loss) on marketable securities	6	312	(56)	(169)
Unrealized gain on foreign bonds	—	660	—	660
Foreign currency translation adjustment	2	137	7	111

Comprehensive loss	$(2,840)	$(11,293)	$(7,331)	$(18,033)

7.  NET LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period.  Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.  During the three- and nine-month periods ended September 30, 2004 and 2005, the effects of outstanding stock options, warrants and convertible senior notes were antidilutive and accordingly, have been excluded from diluted loss per share.  There were 1.3 million options and no warrants outstanding at September 30, 2005.  As of September 30, 2005, the Company had $87.0 million of convertible senior notes outstanding (Note 13), which could potentially convert into 1.2 million shares of common stock in the aggregate.

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

	Three months ended September 30,			Nine months ended September 30,
	Direct operations	Fulfillment partner operations	Consolidated	Direct operations	Fulfillment partner operations	Consolidated
2004 (Restated)
Revenue	$43,928	$59,516	$103,444	$123,621	$149,693	$273,314
Cost of goods sold	38,491	51,103	89,594	109,995	131,010	241,005

Gross profit	$5,437	$8,413	13,850	$13,626	$18,683	32,309
Operating expenses			(16,792)			(39,850)
Other income (expense), net			94			259

Net loss			$(2,848)			$(7,282)

2005 (Restated)
Revenue	$68,449	$100,874	$169,323	$196,397	$289,445	$485,842
Cost of goods sold	59,170	83,589	142,759	168,992	242,821	411,813

Gross profit	$9,279	$17,285	26,564	$27,405	$46,624	74,029
Operating expenses			(36,023)			(92,469)
Other income, net			(2,943)			(195)

Net loss			$(12,402)			$(18,635)

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

10.  STOCK-BASED COMPENSATION

The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.  The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(Reported)	(Reported)	(Reported)	(Reported)
Net loss, as reported	$(2,848)	$(12,402)	$(7,282)	$(18,635)
Add: Stock-based employee compensation expense included in reported net income	18	(8)	276	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(710)	(1,033)	(2,654)	(2,948)

Pro forma net loss	$(3,540)	$(13,443)	$(9,660)	$(21,518)

Net loss per common share
Basic and diluted - as reported	$(0.16)	$(0.66)	$(0.43)	$(0.96)
Basic and diluted - pro forma	$(0.20)	$(0.71)	$(0.55)	$(1.11)

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

In June 2005, under the Share Buyback Program (see Note 11), the Company retired $33.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a gain of $4.2 million, net of the associated unamortized discount of $960,000, in other income, in the consolidated statements of operations.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  Pursuant to the Share Buyback Program, the Company had initiated the retirement of additional Convertible Senior Notes as of November 8, 2005.

14.  COMMITMENTS AND CONTINGENCIES

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

Restatement

As discussed in Note 2 to the financial statements, the financial statements for the quarters ended September 30, 2004 and 2005 and the related notes thereto contained in this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarters ended September 30, 2004 and 2005 have been restated in order to properly reflect the capitalization of inbound freight as a component of inventory rather than as a period cost. The cumulative effect of the adjustments for all fiscal years prior to 2002 is to reduce the reported accumulated deficit and to increase inventory by $239,000. The effect of the adjustments on the Consolidated Results of Operations for the years ended December 31, 2002, 2003 and 2004 is to reduce net loss by $241,000, $339,000 and $462,000, respectively. The effect of the adjustment on the consolidated results of operations for the three-month periods ended September 30, 2004 and 2005 is to decrease net loss by $103,000 and $1.8 million, respectively. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operation have been adjusted, as appropriate, for the effects of the restatement.

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

Restatement

As discussed in Note 2 to the financial statements, the financial statements and related notes thereto contained in the Company’s Quarterly Report on Form 10-Q for the three month period September 30, 2005 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 have been restated. This document should be read in conjunction with the Management’s Discussion and Analysis section of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. All amounts in the Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted, as appropriate, for the effects of this restatement.

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

Commentary—Improved Gross Margins and Growth in Gross Profits.   Gross margins increased from 13.4% in the third quarter of 2004 to 15.7% during the third quarter of 2005.  For the nine-month periods ended September 30, 2004 and 2005, margins improved from 11.8% to 15.2%, respectively.

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

Commentary — Technology expenses .  Technology costs increased 252.2%, from $2.3 million in the third quarter of 2004 to $8.1 million in third quarter of 2005.  For the nine months ended September 30, 2004 and 2005, technology costs increased 234.1%, from $5.5 million to $18.3 million, respectively.

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

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our inventory balance was $46.6 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004.  At September 30, 2005, our inventory balance was $98.1 million, net of reserve for obsolescence or damaged inventory of $2.1 million.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and September 30, 2005, we have recorded a full valuation allowance of $27.4 million and $34.6 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

Results of Operations — 2004 compared to 2005

Revenue

Total revenue was $169.3 million for the three-month period ended September 30, 2005, a 63.7% increase from the $103.4 million recorded in the same period in 2004.  During this same period, direct revenue increased from $43.9 million to $68.4 million, a 55.8% growth.  Fulfillment partner revenue grew 69.5%, from $59.5 million in the third quarter of 2004 to $100.9 million in 2005.  For the nine-month periods, total revenue grew 77.8% from $273.3 million in 2004 to $485.8 million recorded in 2005.  During the same nine-month periods, direct revenue grew 58.9% from $123.6 million to $196.4 million in 2005 and fulfillment revenue grew 93.4% from $149.7 million to $289.4 million.

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

Gross Margins

Total Gross Margins - Cost of goods sold increased 59.3% in absolute dollars from $89.6 million during the third quarter of 2004 to $142.8 million during the same quarter of 2005.  In comparing the third quarters of 2004 and 2005, total revenue increased 63.7%, from $103.4 million to $169.3 million, while gross profit dollars increased 91.8%, from $13.9 million to $26.6 million in those same periods.  As a percent of total revenue, cost of goods sold decreased from 86.6% to 84.3% for those respective periods resulting in gross margins of 13.4% and 15.7% for the three months ended September 30, 2004 and 2005, respectively.

For the nine-month periods ended September 30, 2004 and 2005, cost of goods totaled $241.0 million and $411.8 million, respectively, representing an improvement in margins from 11.8% to 15.2%, respectively.  In dollar terms, gross margins totaled $32.3 million and $74.0 million for the nine months ended September 30, 2004 and 2005, respectively, a 129.1% increase.

Direct Gross Margins - Gross profits for our direct business increased 41.1% from $5.4 million for the quarter ended September 30, 2004 to $9.3 million recorded during the same period in 2005. Direct revenue increased 55.8% from $43.9 million in the quarter ended September 30, 2004 to $68.4 million in the same quarter ended September 30, 2005.  Gross profits as a percentage of direct revenue were 12.4% and 13.6% for the third quarters ended September 30, 2004 and 2005, respectively.

For the nine months ended September 30, 2004 and 2005, gross profit dollars for our direct business increased 101.1% from $13.6 million to $27.4 million, representing gross margins of 11.1% and 12.8%, respectively.  Sales increased 58.9%, from $123.6 million to $196.4 million for those same comparative periods.

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

Fulfillment Partner Gross Margins - Our fulfillment partner business generated gross profits of $8.4 million and $17.3 million for the quarters ended September 30, 2004 and 2005, respectively, an increase of 105.5%.  Gross profits as a percentage of fulfillment partner revenue increased from 14.1% during the third quarter of 2004 to 17.1% during the same quarter of 2005.  For the nine months ended September 30, 2004 and 2005, gross profits increased 149.6% from $18.7 million to $46.6 million, representing gross margins of 12.5% and 16.1%, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005

Total revenue	$103,444	$169,323	$273,314	$485,842
Cost of goods sold:
Product costs, freight costs and other cost of good sold	81,927	129,469	220,113	375,691
Fulfillment costs	7,667	13,290	20,892	36,122
Total cost of goods sold	89,594	142,759	241,005	411,813

Gross profit	$13,850	$26,564	$32,309	$74,029

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

The primary component of our net interest income (expense) relates to the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees.  Additionally, we incurred a large expense during the quarter related to the valuation of the conditional coupon of our foreign bonds.  Interest income and other decreased from $168,000 in the third quarter of 2004 to $1.7 million negative interest income in the third quarter of 2005.  For the nine months ended September 30, 2004 interest income (expense) decreased from $393,000 of interest income to negative interest income of $150,000 because of the valuation of our foreign bonds.  For the quarter ended September 30, 2005 the valuation of the conditional coupon of our foreign bonds resulted in a loss of $2.1 million, and a loss of approximately $2.4 million for the nine months ended September 30, 2005.  See Item 1 of Part 1, “Financial Statements — Note 4 — Marketable Securities”.

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

We recorded other income, net of $3,000 and $11,000 during the third quarters of 2004 and 2005, respectively.  For the nine months ended September 30, 2004 and 2005, other income totaled $5,000 and $4.2 million, respectively.  The $4.2 million gain incurred in the nine months ended September 30, 2005 relates the retirement of $33.0 million of the 3.75% Convertible Senior Notes which occurred during the second quarter of 2005.  See Item 1 of Part 1, “Financial Statements — Note 13 — 3.75% Convertible Senior Notes”.

Income taxes

Income taxes.  For the three and nine months ended September 30, 2004 and 2005, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes.  As of December 31, 2004 and September 30, 2005, we had $73.1 million and $91.3 million, respectively, of net operating loss carryforwards, of which $21.9 million is subject to limitation.  These net operating loss carryforwards will begin to expire in 2019.

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

Our operating activities resulted in cash outflows of $927,000 and $19.9 million for the quarters ended September 30, 2004 and 2005, respectively. For the nine months ended September 30, 2004 and 2005, operating activities resulted in cash outflows of $12.4 million and $65.2 million, respectively.  The primary operating uses of cash and cash equivalents during the first nine months of 2005 was to fund our operations, including net losses of $18.6 million, increases in inventory of $51.6 million as we prepare for the fourth quarter holiday sales season, prepaid expenses of $5.8 million and the change in accounts payable of $17.9 million.  This was offset by the change in accounts receivable and accrued liabilities of $7.0 million and $22.0 million, respectively.

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

Our financing activities resulted in net cash inflows of $41.9 million during the nine months ended September 30, 2004 and net cash outflows of $83.6 million for the same period in 2005.  The cash outflows for financing activities for 2005 were due to $3.2 million in capital lease obligations, purchased call options totaling $47.5 million, payments on early extinguishment of debt of $27.9 million and purchase of treasury stock of $24.1 million.  During that same period, we received proceeds from the exercise of stock options and warrants of $6.9 million and borrowed $4.4 million from our line of credit.

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

In June 2005, under the Share Buyback Program (Note 11), the Company retired $33.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  Interest on the notes was payable on June 1 and December 1 of each year.  As a result of the note retirement, we recognized a gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of Senior Notes remain outstanding.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.9 million and $12.4 million for the quarters ended September 30, 2004 and 2005, respectively. As of December 31, 2004, and September 30, 2005, our accumulated deficit was $71.7 million and $90.5 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness. In June 2005, under the Share Buyback Program (see Note 11) of the notes to the financial statements), the Company retired $33.0 million of its Senior Notes which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we will be leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

ITEM 3.                                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. Our exposure to market risk for changes in interest rates relates primarily to our short-

term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

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

In June 2005, under the Share Buyback Program (see Note 11), the Company retired $33.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million in cash.  As a result of the note retirement, the Company recognized a net gain of $4.2 million, net of the associated unamortized discount of $960,000.  As of September 30, 2005, $87.0 million of the Senior Notes remained outstanding.  The Senior Notes bear interest at a fixed rate of 3.75%. In addition, at September 30, 2005, there were no borrowings outstanding under our line of credit and letters of credit totaling $11.2 million were outstanding under our credit facility.

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

As a result of the restatement discussed above, management of the Company, under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, September 30, 2005.   Based upon this re-evaluation, the Company’s management, including its President (principal executive officer) and Senior Vice President, Finance (principal financial officer), have concluded that its disclosure controls and procedures were not effective as of September 30, 2005.  The Company’s management nevertheless has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over its accounting for inventory. Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the Interim consolidated financial statements for each of the quarters within the years ended December 31, 2005, 2004 and 2003.  Additionally, this control deficiency could result in a misstatement of our inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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