Form 10-K
period 2005-12-31
OVERSTOCK.COM, INC
filed 2006-03-16
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 000-49799

OVERSTOCK.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of	Identification Number)
incorporation or organization)	(I.R.S. Employer
6350 South 3000 East
Salt Lake City, Utah 84121
(Address of principal executive offices including zip code)

(801) 947-3100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.0001 par value (title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2005), was approximately $692.5 million based upon the last sales price reported for such date on The NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 13, 2006 there were 19,435,095 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2006 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

Overstock.com is a registered trademark, and Worldstock.com, Club O and Overstock.com Wholesale are trademarks, of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

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

•       the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

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

•       our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

•       our belief that we can successfully offer and sell a constantly changing mix of products and services, including auctions listing services, travel services, and custom-made jewelry products.

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K, including those described in Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1. BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and limited travel services, among other products. We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods—between our customers. Therefore our Website is comprised of five main tabs: Shopping; Books, Music, Movies and Games; Bulk Buys & Business Supplies; Auctions; and Travel.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. In eight departments on our main Website, www.overstock.com, we offer approximately 62,000 non-BMV products and approximately 725,000 BMV products.

Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. Overstock utilizes the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our objective is to provide a one-stop destination for discount shopping for products and services proven to be successfully sold through the Internet.

Our shopping business includes a “direct” business, in which we buy and take possession of excess inventory for resale and a “fulfillment partner” business (which we formerly called our “commission” business) in which we sell the merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Websites. We currently have fulfillment partner relationships with approximately 460 third parties, which post on our Websites approximately 48,000 non-BMV products as well as most of the BMV products and a portion of our current travel offerings.

In addition, we operate an online auction site as part of our Website—a marketplace with multiple product categories for the buying and selling of goods between our customers. Our auction site is strictly a consumer-to-consumer site; we do not list or sell any goods on this site. In January 2005, we opened our travel department offering air, hotel and car reservation services as well as cruise and vacation packages.

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

•       dominant retailers cancel orders mid-production and return unsold merchandise;

•       style, color or model changes quickly turn inventory into closeout merchandise;

•       incorrect estimates of consumer demand lead to overproduction; and

•       changes in a retailer’s financial situation or strategy result in cancelled orders.

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

Despite the challenges encountered by manufacturers in the liquidation market, the proliferation of outlet malls, wholesale clubs, and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise. However, consumers face several difficulties in shopping for closeout and overstock merchandise. For example, many traditional merchandise liquidation outlets are located in remote locations and have limited shopping hours, which we believe makes shopping burdensome and infrequent for many consumers. In addition, the space available in a traditional merchandise liquidation outlet constrains the number of products that a traditional merchandise liquidation outlet can offer at any given time.

However, we believe that the market for online liquidation is still early in its development and is characterized by only a limited number of competitors, some of which utilize an auction model to price their goods. Furthermore, we believe that there are no other dominant companies in the online liquidation market, and many of the companies that do offer overstock or liquidation merchandise are focused on single product lines.

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

Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

•       High quality and broad product selection. Much of the merchandise offered on our Websites is from well-known, brand-name manufacturers. We typically have approximately 62,000 non-BMV products and approximately 725,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) in eight major departments.

•       Convenient access on a secure site. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. We do not sell any personal information about our customer base to third parties.

•       Responsive customer service and positive shopping experience. Our team of customer service representatives (which includes employees, temporary employees and outsourced staff) assists customers by telephone, instant online chat and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of its e-mails within one business day. For our consumer business, we include a return shipment label in our customer’s shipment to facilitate product returns and, subject to certain conditions; we allow customers up to 20 days from date of shipment to initiate the return of most purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

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

•       Optimize inventory management through the use of technology. Our merchandise buyers are supported by proprietary software that provides information on product sales, margins and inventory levels. This technology enables us to make informed decisions and quickly change prices in an effort to maximize sales volume, gross profits and return on inventory capital.

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

•       Maintain low customer acquisition costs. We believe that by utilizing targeted online campaigns, including direct e-mail campaigns (the results of which we are able to quantify) as well as our internally developed national television and radio branding campaign, we will be able to keep our per customer acquisition costs relatively low.

In addition, we use our books, music, videos and games (BMV) department as a tool to acquire customers at a low cost. We intentionally price this department with low margins in an effort to gain new customers efficiently, providing us the ability to introduce them to other products offered on our Website.

•       Loyalty programs. In March 2004, we launched our frequent buyer’s club, Club O. Members of Club O pay an annual fee of $29.95 and receive a 5% discount on all non-travel and non-BMV products and $1 shipping per order, along with access to a special customer service hotline. Additionally, in November 2005, we partnered with Chase Card Services to launch an Overstock.com Co-Branded Rewards Visa credit card program, offering our customers a free Club O membership for one year and the opportunity to earn rewards certificates to redeem on our shopping and BMV Websites.

Our Businesses

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. As previously mentioned, our shopping business includes both a “direct” business and a “fulfillment partner” business. During the year ended December 31, 2005, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Club O frequent buyers club program and our Wholesale bulk purchase program (formerly known as Club O Gold).

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the years ended December 31, 2004 and 2005, we fulfilled approximately 40% and 38%, respectively, of all orders through our warehouses. Our warehouses generally ship between 12,000 and 14,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 460 third parties which post approximately 62,000 non-BMV products, as well as most of the BMV products and a portion of our current travel offerings, on our Websites.

Prior to July 1, 2003, we did not physically handle the merchandise we sold for our fulfillment partners, as the merchandise was shipped directly by them and they handled all customer returns related to those sales. Beginning July 1, 2003, we took responsibility for returned items relating to these sales and we now handle the possible resale or other disposition of returned items. We made the decision to change this policy to have more control over the Overstock customer shopping experience, as we believe that a seamless customer experience is key to creating loyal, long-term customers. By accepting returns at our warehouse in Salt Lake City rather than multiple hundreds of different partner warehouses across the United States, we can verify that fulfillment partner products are being packaged and shipped to our standards. Additionally, as customer returns are now all shipped to one location, the process is more convenient for our customers. As a result, since July 1, 2003, we have been the primary obligor for these sales transactions, and we assume the risk of loss on returned items. Therefore, we now record revenue from sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis, rather than on a net basis as we did prior to July 1, 2003.

Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. Our returns policy for all products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will not accept product returns initiated more than twenty days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all items returned for non-defective reasons from the Electronics and Computers department.

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMV) and not necessarily to our auction or travel tabs on our Websites.

Bulk buys and business supplies business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered). The terms of this program include a higher annual fee ($99.95), Club O Gold pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team. During 2005, we morphed this program into our “Bulk Buys & Business Supplies” tab. For this tab, we have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies. Revenue from our bulk buys and business supplies business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment at this early stage of the business.

Bulk buys and business supplies business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered). The terms of this program include a higher annual fee ($99.95), Club O Gold pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team. During 2005, we morphed this program into our “Bulk Buys & Business Supplies” tab. For this tab, we have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies. The majority of revenue from our bulk buys and business supplies business is included in the fulfillment partner segment, as most of the product sold is supplied by fulfillment partners.

Travel business

During the fourth quarter of 2003, we added a discount travel department to our Website. We used fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). For the first and second quarters of 2004, our revenues from the Travel department were insignificant. During May of 2004, we closed our travel department so we could improve the travel product offerings. In January 2005, we re-opened the travel department on our Website. We currently offer air, hotel and car reservation services as well as cruise and vacation packages.

In addition, on July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”). Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses) for Ski West, and  we may be subject to additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and the First Amendment to the Stock Purchase Agreement among the Company, Ski West, and all of the shareholders of Ski West.

Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, and we integrated the Ski West travel offerings with our existing travel offerings and changed its name to OTravel.com, Inc. Revenue from our travel business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Auctions business

During September 2004, we added an online auction service to our Website. Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commissions for items sold as revenue. Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to segregate as its own segment.

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

Anne Klein	Mai	RCA
AOL Time Warner	Meyer Corporation	Samsonite
Bissell	Movado	Seiko
Blue Ridge Home Fashions	Novica	Simon & Schuster
Fuji	Linon Home Décor	Sony
Hewlett-Packard	Panasonic	Swiss Army
Hoover	Philips	Vera Wang
Kenneth Cole	Random House	Zegna

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

Sales and Marketing

We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, banners and e-mail campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We launched our national television and radio branding campaign in 2003, and have continued to develop it since. We develop our branding campaigns internally and we believe that doing so is cost-effective.

Products

Online Products

We offer products under 5 tabs: Shopping, Books, Music, Movies & Games, Bulk Buys & Business Supplies, Auctions Tab and Travel Tab. Currently, our products under our Shopping Tab are organized into eight different product departments:

Apparel	Home & Garden
Electronics & Computers	Jewelry & Watches
Gifts	Sporting Goods
Health & Wellness	Worldstock

Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the following product categories are currently within the “Electronics & Computers” department:

Audio & Video	Home Office Equipment
Cameras & Optics	Computers & Printers
Telephones

Each category has several subcategories that further detail the product contained within. For example, under the “Computers & Printers” category, we have the following subcategories:

Computers	Drives & Storage
Ink Cartridges	Monitors
Networking	PDAs & Handhelds
Peripherals	Printers & Scanners
Upgrades

Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, a color picture and pricing information.

The number of total products we offer has grown from less than 100 in 1999, to more than 62,000 non-BMV products and approximately 725,000 BMV products (books, magazines, CDs, DVDs, video cassettes and video games) as of December 31, 2005. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Our Worldstock Website, at www.worldstock.com, is our socially-responsible, Internet marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

General.   When customers place orders on our Websites, orders are fulfilled either by a third-party fulfillment partner or directly from our warehouses in Salt Lake City, Utah or our outsourced warehouses in Plainfield, Indiana. We monitor all of these sources for accurate order fulfillment and timely shipment. We currently charge $2.95 per order for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

Payment Terms.   Generally, we require verification of receipt of payment or credit card authorization (including verifications from Paypal and BillMeLater) before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms.

Fulfillment for Direct Business.   During 2005, we fulfilled approximately 38% of all orders through our leased Salt Lake City, Utah warehouses or our outsourced warehouses in Plainfield, Indiana. During 2005, the Salt Lake City warehouse team generally shipped between 12,000 and 14,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouse. Our warehouses store approximately 14,000 non-BMV products offered on our Websites. We operate the Salt Lake City warehouse with an automated warehouse management system that tracks the receipt of the inventory items, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Websites relay orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Websites shipment of each order. Customers track the shipping status of their packages through links we provide on our Websites.

Fulfillment Partner Business.   During 2005, approximately 62% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently manage approximately 460 entities that collect their orders through our Websites. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, beginning July 1, 2003, we began handling returns for these sales. These third parties relay shipment confirmations to our Websites where customers can review shipping and tracking information. From a customer’s point of view, shipping from our warehouses or from the warehouse of one of these third parties is indistinguishable.

Customer Service

We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, and returns. Our customer service staff processes approximately 40,000 calls per week (and up to approximately 105,000 calls during peak periods). The same staff processes approximately 30,000 e-mail messages each week (and up to approximately 70,000 e-mail messages during peak periods), with a turnaround goal of one business day. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives. The demands on our customer service staff increase significantly during peak periods, including the several weeks before and after Christmas.

Technology

We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and MCI, Inc. to obtain connectivity to the Internet over multiple Gig-E and OC48 links. We currently store our data on several Oracle 9i and 10g database clusters using Dell and IBM computer hardware connected to multiple large scale EMCs for high speed disk. Currently, we use Dell PowerEdge servers for our Websites, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic.

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

•       online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

•       traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation and Best Buy Co., Inc., which may or may not also have an online presence.

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

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their Website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot ensure that you will be able to compete successfully against current and future competitors or address increased competitive pressures. See “Risk Factors.”

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

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

In January 2005, we received an inquiry from the Federal Trade Commission (“FTC”) regarding our shipping policies and systems and other matters. We cooperated fully with the FTC’s inquiry and in January 2006 the FTC notified us that it had terminated its inquiry.

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

Employees

As of December 31, 2005, we had 620 full-time employees, including 109 in customer service and fraud prevention, 145 in order fulfillment, 93 in information technology and Website production, 38 in marketing, 166 in merchandising (including auctions and travel), 34 in accounting and finance, and 35 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

ITEM 1A.        RISK FACTORS

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $4.7 million and $25.1 million for the years ended December 31, 2004 and 2005, respectively. As of December 31, 2004 and 2005, our accumulated deficit was $71.7 million and $96.8 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At December 31, 2005, we had fulfillment partner relationships with approximately 460 third parties whose products we offer for sale on our Websites. These products accounted for approximately 80% of the non-BMV products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. Because we were unable to generate significant traffic for our former B2B site, in the third quarter of 2004, we merged the B2B site into our main website, and opened our Wholesale bulk purchase program. Our failure to succeed in this market or other markets or other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Websites and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

•       online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

•       traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation and Best Buy Co., Inc., which may or may not also have an online presence.

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

We use internally developed systems for our Websites and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Websites or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our Websites. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. For example, in the third quarter 2005 we experienced difficulties with our implementation of infrastructure upgrades, which resulted in our inability to upload new products to our website for a period of approximately five weeks. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

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

We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks and trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our business.

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

We sell products manufactured for us by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We may face risks relating to our recent acquisition of Ski West, Inc. and the development of our travel business.

We acquired all of the capital stock of Ski West, Inc., an on-line travel company, on July 1, 2005 and integrated Ski West with our travel operations to form OTravel.com, Inc (our travel business). There can be no assurance about the future performance of our travel business. We may encounter unforeseen operating or other difficulties. The integration of any acquired business can be difficult, and unforeseen problems can arise. Our travel business operates on a software platform that is different from the ones we use in the rest of our business, and it may be difficult or expensive for us to achieve any necessary or desirable integration. Although we have operated a travel service in the past, the travel business operated by Ski West is substantially greater than the travel business we operated, and will involve new and potentially unforeseen risks, including exposure to seasonal and other fluctuations in leisure travel, including disruptions resulting from domestic or international terrorist incidents or expectations or perceptions of leisure travelers regarding the safety and desirability of leisure travel.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the Share Repurchase Program (see Notes 11 and 15 of the notes to the financial statements), we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.7 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of December 31, 2005, $74.9 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Risks Relating to our Auctions Site Business

Our auctions site is a new business.

Our auctions site began operation in September 2004. The online auctions business is a new business for us, and we cannot ensure that our expansion into the online auctions business will succeed. Our entry into the online auctions business will require us to devote substantial financial, technical, managerial and other resources to the business. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we have.

Our auction business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where our company is located, have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions. Although the vast majority of these regulations clearly contemplated only traditional auctions, not online auctions, the potential application of these types of regulations to online auction sites is not clear. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, certain states have laws or regulations that do expressly apply to online auction site services. Although we do not expect these laws to have a significant effect on our auction site business, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit the listing of certain items in certain locations, or make other changes that may adversely affect our auctions business.

Current and future laws could affect our auctions business.

Like our shopping site business, our auction site business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our auction site business may be affected by other laws and regulations, such as those that expressly apply to online auction site services. Further, because of the wide range of items that users of our auctions service may choose to list on the site, a variety of additional laws and regulations may apply to transactions between users of our site, such as those requiring a license to sell or purchase certain items or mandating particular disclosures in connection with an offer or sale of an item. To the extent that such current or future laws or regulations prevent users from selling items on our auction site, they could harm our business.

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah and Indiana. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $3.2 million at December 31, 2005.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease approximately 154,000 square feet of office space for our corporate headquarters and customer service operations in Salt Lake City, Utah, and we lease an approximately 610,000 square feet in two warehouses and distribution facilities in Salt Lake City, Utah and approximately 540,000 square feet in two warehouses and distribution facilities in Plainfield, Indiana. We also lease space in a co-location facility to house our primary computer infrastructure. We believe that these facilities will be sufficient for our needs for the next twelve months.

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

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. We have recently reached a confidential agreement in principle which will settle and dismiss the case. We are currently working on a definitive settlement agreement with BTG.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a patent owned by Furnace Brook. After diligent efforts to show that we do not infringe these patents and Furnace Brook’s continual assertions that it would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005 we filed an answer denying the material allegations in Furnance Brook’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Furnace Brook lawsuit is in the discovery stage, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision. We intend to pursue this action vigorously.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2002
Second Quarter (from May 30, 2002)	$14.60	$12.25
Third Quarter	14.55	5.40
Fourth Quarter	15.43	4.41
Year Ended December 31, 2003
First Quarter	18.11	9.74
Second Quarter	14.69	8.00
Third Quarter	17.24	10.47
Fourth Quarter	20.92	12.84
Year Ended December 31, 2004
First Quarter	34.84	16.32
Second Quarter	40.23	30.65
Third Quarter	38.27	27.88
Fourth Quarter	76.05	38.43
Year Ended December 31, 2005
First Quarter	65.94	41.75
Second Quarter	45.31	34.15
Third Quarter	46.87	36.44
Fourth Quarter	41.59	28.15

As of December 31, 2005, there were approximately 238 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

During January 2005, the Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of its three-year stock repurchase program to include the repurchase of its Convertible Senior Notes.

During 2005, we entered into several purchased call options, pursuant to which we could have been required to purchase up to 1.3 million shares of its common stock at certain settlement dates during the quarter ended June 30, 2005. In connection with these repurchase transactions; we paid approximately $47.5 million, which was recorded in shareholders’ equity in the consolidated balance sheet.

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

Under the share repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the nine months ended September 30, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which the Company received in July 2005.

We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $99,000, $124,000 and $261,000 during 2003, 2004 and 2005, respectively. In addition, for the 2004 and 2005 years, the board of directors approved a 2% (of salary) profit-share contribution to all employees eligible to participate in the plan.

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002 and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future awards will be made under the 2005 Equity Incentive Plan. As of December 31, 2005, 1,100,000 shares were available for future grants under these Plans.

The following is a summary of stock option activity:

	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,415	$5.37	1,780	$8.39	1,512	$8.39
Granted at fair value	854	12.77	474	24.14	220	44.44
Exercised	(197)	4.69	(468)	6.75	(298)	8.56
Canceled/forfeited	(292)	9.12	(274)	13.26	(135)	24.08
Outstanding—end of year	1,780	8.39	1,512	12.90	1,299	18.09
Options exercisable at year-end	614	5.44	608	7.51	739	11.33

During 2005, except as previously reported in a Quarterly Report on Form 10-Q or current Report on Form 8-K, the Company did not sell any equity securities that were not registered under the Securities Act.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005, are derived from our consolidated financial statements and are included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 2001, 2002 and 2003 and for the years ended December 31, 2001 and 2002, are derived from audited consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K. Fiscal 2005 results include the acquisition of Ski West starting from July 1, 2005.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$36,038	$79,405	$138,134	$213,210	$324,875
Fulfillment partner revenue	3,965	12,379	100,811	281,425	478,947
Total revenue	40,003	91,784	238,945	494,635	803,822
Cost of goods sold
Direct	33,378	70,445	123,963	184,928	282,377
Fulfillment partner	1,143	2,755	89,190	243,468	400,889
Total cost of goods sold	34,521	73,200	213,153	428,396	683,266
Gross profit	5,482	18,584	25,792	66,239	120,556
Operating expenses:
Sales and marketing expenses	5,784	8,669	20,173	40,533	79,651
Technology	1,886	1,922	2,424	8,449	28,132
General and administrative expenses	7,555	8,903	14,487	21,786	36,495
Amortization of stock-based compensation	649	2,903	756	360	72
Amortization of goodwill	3,056	—	—	—	—
Total operating expenses	18,930	22,397	37,840	71,128	144,350
Operating loss	(13,448)	(3,813)	(12,048)	(4,889)	(23,794)
Interest income, net	461	403	461	1,173	(270)
Interest expense	(729)	(465)	(76)	(775)	(5,582)
Other income (expense), net	29	(444)	115	(49)	4,728
Net loss	(13,687)	(4,319)	(11,548)	(4,540)	(24,918)
Deemed dividend related to redeemable common stock	(404)	(406)	(262)	(188)	(185)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(6,607)	—	—	—
Net loss attributable to common shares	$(14,091)	$(11,332)	$(11,810)	$(4,728)	$(25,103)
Net loss per common share—basic and diluted	$(1.28)	$(0.86)	$(0.73)	$(0.26)	$(1.29)
Weighted average common shares outstanding—basic and diluted	10,998	13,108	16,198	17,846	19,429

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,729	$11,059	$28,846	$198,678	$56,224
Marketable securities	—	21,603	11,500	88,802	55,799
Working capital	3,308	36,157	46,101	267,947	80,162
Total assets	21,951	64,434	98,549	377,543	325,913
Total indebtedness	4,677	182	161	117,589	84,676
Redeemable common stock	5,284	4,363	2,978	3,166	3,205
Stockholders’ equity	6,217	39,749	55,731	169,811	89,749

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions, as set forth under “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth in the following discussion and under “Risk Factors” and elsewhere in this Form 10-K.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics & computers, sporting goods, apparel, designer accessories and travel, among other products. We also sell books, magazines, CD’s, DVD’s, videocassettes and video games (“BMV”). Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. In September 2004, we launched an online auction site—an online marketplace for the buying and selling of goods between our customers—as part of our Website.

Our revenue is comprised of direct revenue and fulfillment partner revenue. During the year ended December 31, 2005, no single customer accounted for more than 1% of our total revenue. Direct revenue includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana.

Our fulfillment partner revenue is generated when we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis. Similar to our direct segment, fulfillment partner products are available to both consumers and businesses. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners.

We currently offer air, hotel and car reservation services as well as cruise and vacation packages under the “Travel” tab on our main website.

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses), and subject to potential additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning in 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and Amendment No. 1 to that Stock Purchase Agreement dated March 1, 2006 among the Company, Ski West, and all of the shareholders of Ski West. Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the

U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We have integrated the Ski West travel offerings with our existing travel offerings and changed its name to OTravel.com, Inc.

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

All other revenues are considered agency revenues and relate primarily to the Company’s existing travel operations. Agency revenues are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Agency revenues are recognized on a net basis on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. OTravel.com recognizes agency revenues on hotel reservations, cruise and car rental reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Revenue from our travel business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

During September 2004, we added an online auction service to our Website. Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commissions for items sold as revenue. Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping site and not necessarily to our auction site. Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

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

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, and customer service costs. For the years ended December 31, 2003, 2004, and 2005, fulfillment costs represented 8%, 7% and 7% of total revenue, respectively, as noted in the following table (in thousands):

	Year ended December 31,
	2003		2004		2005
Total revenue	$238,945	100%	$494,635	100%	$803,822	100%
Cost of goods sold
Product costs and other cost of goods sold	192,851	81%	394,118	80%	623,335	78%
Fulfillment costs	20,302	8%	34,278	7%	59,931	7%
Total cost of goods sold	213,153	89%	428,396	87%	683,266	85%
Gross profit	$25,792	11%	$66,239	13%	$120,556	15%

This table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our fulfillment costs and gross margins with others in our industry. Fulfillment costs include warehouse costs, warehouse handling costs (excluding packaging costs), credit card fees and customer service costs. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margins. As a result, our gross margins may not be directly comparable to others in our industry.

Our gross margins on sales through our Club O frequent buyers club, our Club O Gold bulk purchases program and our BMV products tend to be lower than margins on our other sales, and our overall gross margins will be impacted by the blend of Club O, Club O Gold, and BMV sales as a percentage of our total revenue.

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. For the years ended December 31, 2003, 2004 and 2005, our advertising expenses totaled approximately $18.6 million, $39.2 million and $77.8 million, respectively, representing 92%, 97% and 98%, respectively, of sales and marketing expenses for those respective periods.

Technology expenses consist of wages and benefits for technology personnel, rents, utilities, connectivity charges and depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits for executive, legal, accounting, merchandising and administrative personnel, rents and utilities, travel and entertainment, depreciation and amortization of intangible assets and other general corporate expenses.

Under SFAS No. 142, any remaining goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the years ended December 31, 2003, 2004 and 2005. In 2005, the Company acquired $10.4 million of goodwill in conjunction with the acquisition of Ski West, Inc.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. As of December 31, 2004 and 2005, we had net operating loss carryforwards of approximately $50.5 million and $58.0 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019. We have provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Executive Commentary

The following executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” included elsewhere in this report.

Commentary—ERP systems upgrade.   We determined during 2005 that some of our systems required upgrading and some required replacement. Therefore, during the year we implemented a large Enterprise Resource Planning (“ERP”) system to replace some of our existing systems. Upon implementation of the ERP system, more background processes failed than we anticipated, and therefore we were required to dedicate a significant amount of the Company’s resources to fixing these processes. As a result, we prioritized customer-facing issues (processing orders, shipping products and handling returns) over internal operational issues, including the inability to upload new product descriptions to our site for a five-week period during the third quarter. This gradually reduced the number of products on site, resulting in lower conversion rates and decreased sales. Once we were able to upload new products, sales and conversion rates increased to previous levels. However, as a result of these issues, we grew slower overall in the third and fourth quarters than we expected.

In addition, other IT projects that we expected to benefit gross margins through improved efficiencies in logistics and customer service were either late or remain incomplete because the work required to address the ERP implementation monopolized our development resources. Other projects that we expected to improve marketing effectiveness (such as Website personalization, optimization and design) also went unfinished. We now believe that the ERP processes are working properly, and therefore, we plan to address these unfinished IT projects during 2006.

Commentary—Growth in Revenue.   Total revenue was $803.8 million in 2005, a 63% increase from the $494.6 million recorded in 2004. However, growth slowed significantly in the second half of the year, with 64% and 44% year-over-year growth in the third and fourth quarters of 2005.

Commentary—Improved Gross Margins and Growth in Gross Profits.   Gross margins increased from 13.4% in 2004 to 15.0% in  2005. Quarterly gross margins during the periods from the fourth quarter of 2004 through the fourth quarter of 2005 were relatively consistent: 15.3%, 14.9%, 15.1%, 15.7% and 14.6%, respectively.

In 2005, we were able to maintain the efficiencies we had gained in gross margins by the end of 2004. Margins also benefited (and are expected to benefit in the future) from the higher gross margins of the growing travel and auctions businesses. Overall, the improvements in gross margins over the past two years are a result of efficiencies gained in several areas. In particular, we believe our buying has become more efficient as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped (including outbound freight) has decreased due to better process management, lower packaging costs, and  increased sales volumes. Additionally, we have made improvements to the cost of processing returns, customer service costs and credit card fees. Management believes that additional improvements can be made in gross margins; particularly in the customer service, order fulfillment and returns areas of the business.

Commentary—Marketing.   Sales and marketing expenses increased 97% from $40.5 million in 2004 to $79.7 in 2005, representing 8% and 10% of total revenue for each respective period.

In an effort to improve the overall customer experience, we plan to reduce marketing expenditures over the first six to nine months of 2006 as we work to harden existing systems and put process improvements in place, including enhancements to our Website. As a result, we anticipate year-over-year growth to slow to industry rates (10%-15%) while we turn our focus from growth to system and process improvements. We believe that these improvements will help increase conversion rates and the overall effectiveness of our marketing expenditures.

Commentary—Technology expenses.   Technology costs increased 233%, from $8.4 million in 2004 to $28.1 million in 2005, representing 2% and 3% of total revenue for each respective period.

We incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for growth we anticipate over the next few years. The increase in expenditures was attributable to the increase in hardware, software and personnel costs, and depreciation associated with the development of the new infrastructure, including the ERP implementation, expansion of corporate systems and a database site license. The increase in technology expenses also included the costs associated with strategic projects, including the development of an enterprise data warehouse and customer analytics system, completion of our auctions tab, reconstruction of our travel website, and development of our search engine and keyword management applications.

Although we plan to continue to invest in technology, we expect overall capital expenditures to decrease to approximately $30 million, or half of 2005 levels. This includes some additional investment in our newly expanded infrastructure, including hardware and software used to enhance performance, reliability and stability.

Commentary—General and Administrative Expenses.   General and administrative expenses increased 68% from $21.8 million in 2004 to $36.5 million in 2005, representing 4% and 5% of total revenue for each respective period.

The increase in general and administrative expenses in 2005 relate to an increase in payroll expenses and professional fees related to merchandising, legal and finance. In addition, during the third quarter of 2005, we relocated our corporate offices to larger facilities to accommodate future growth, which increased facilities costs by approximately $1 million per quarter.

On July 1, 2005, we completed our acquisition of Ski West and consolidated its operations into our travel business at that time. During the last six months of 2005, Ski West’s operations contributed an additional $2.4 million of general and administrative expenses and an additional $1.3 million of expense related to the amortization of the intangible assets acquired in the acquisition.

Commentary—Cash and liquidity.   To provide additional liquidity, we have established a $50 million line of credit with Wells Fargo Retail Finance collateralized primarily by inventory and receivables, and an additional $30 million line of credit with Wells Fargo secured by our $50 million of foreign bonds that mature during 2006. We also plan to decrease inventory levels during the year, which will contribute to our goal of breakeven to positive operating cash flows in 2006.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

•       revenue recognition;

•       estimating valuation allowances and accrued liabilities, specifically, the reserve for returns, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory;

•       accounting for income taxes;

•       valuation of long-lived and intangible assets and goodwill; and

•       derivative instruments

Revenue recognition.   We derive our revenue from four sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) merchant hotel revenues; and (iv) commission revenue from our auctions and agency travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction, travel services and bulk buys were not material in 2004 or 2005 and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue. In addition, amounts received in advance for Club O and Club O Gold membership fees, gift cards, and marketing royalties related to the co-branded credit card program are recorded as deferred revenue and recognized in the period earned.

Accounting for merchant and agency revenues for our Travel subsidiary.   The determination of gross versus net presentation is based principally on the company’s consideration of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” including the weighing of the relevant qualitative factors regarding the company’s status as the primary obligor, and the extent of pricing latitude and inventory risk. The method of merchant revenue presentation by the Company does not impact operating profit, net income, or cash flows, but rather revenues and cost of sales.

The principal factor in determining gross versus net presentation was the consideration of who is the primary obligor in the relationship with the customer. Our Travel business provides extensive customer service and support for its customers; however, the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive the hotel services booked through OTravel.com. In this case, OTravel.com provides customer service support to help resolve issues, even though such customer support could typically involve issues for which OTravel.com is not principally liable.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.   Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $2.8 million and $5.6 million as of December 31, 2004 and 2005, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $750,000 and $1.18 million as of December 31, 2004 and 2005, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. Our inventory balance was $46.6 million, net of allowance for obsolescence or damaged inventory of $1.3 million as of December 31, 2004. At December 31, 2005, our inventory balance was $93.3 million, net of reserve for obsolescence or damaged inventory of $5.2 million.

Accounting for income taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2004 and 2005, we have recorded a full valuation allowance of $27.4 million and $36.6 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.   Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million and $13.2 million as of December 31, 2004 and 2005. The Company added an additional $10.4 million in conjunction with the acquisition of Ski West, Inc. on July 1, 2005. There was no impairment of goodwill or long-lived assets during the years ended December 31, 2004 and 2005.

Derivative instruments.   SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires companies to recognize all of its derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations. As of December 31, 2005, we have not designated any derivative instruments as hedges.

Recent Accounting Pronouncements.   In March 2005, the Financial Accounting Standards Board (“FASB”) issued FIN 47 which clarifies guidance provided by Statement No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company beginning the fiscal years ending December 15, 2005. The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the “FASB” issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“Statement 123R”). This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating pricing models and the transition provisions of this standard and will begin expensing all stock-based compensation in the first quarter of 2006. See Item 15 of Part IV, “Financial Statements—Note 2—Summary of Significant Accounting Policies,” for additional discussion, including the anticipated effect on financial as a result of adopting this standard.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to the interaction between “Statement 123R” and certain Securities and Exchange Commission Rules and regulations. The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under Statement 123R in the first quarter of 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-I and SFAS 124-I, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company will adopt this FSP in the quarter ended March 31, 2006 and is currently evaluating the effect of adoption on its results of operations.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for 2003, 2004 and 2005.

	Years ended December 31,
	2003	2004	2005
	(as a percentage of total revenue)
Revenue
Direct revenue	57.8%	43.1%	40.4%
Fulfillment partner revenue	42.2	56.9	59.6
Total revenue	100.0	100.0	100.0
Cost of goods sold
Direct	51.9	37.4	35.1
Fulfillment partner	37.3	49.2	49.9
Total cost of goods sold	89.2	86.6	85.0
Gross profit	10.8	13.4	15.0
Operating expenses:
Sales and marketing expenses	8.4	8.2	10.0
Technology	1.0	1.7	3.5
General and administrative expenses	6.1	4.4	4.5
Amortization of stock-based compensation	0.3	0.1	0.0
Total operating expenses	15.8	14.4	18.0
Operating loss	(5.0)	(1.0)	(3.0)
Interest income, net	0.2	0.2	0.0
Interest expense	(0.0)	(0.1)	(0.7)
Other income (expense), net	0.0	0.0	0.6
Net loss	(4.8)%	(0.9)%	(3.1)%

Comparison of Years Ended December 31, 2004 and 2005

Revenue

Total revenue grew from $494.6 million in 2004, to $803.8 million in 2005, representing growth of 63%. During this same period, direct revenue increased from $213.2 million to $324.9 million (52% growth) and fulfillment partner revenue grew from $281.4 million to $478.9 million (70% growth). The significant increase in total revenue was due primarily to the increase in the number of orders (including both direct and fulfillment partner orders), which grew from 5.8 million in 2004 to 8.4 million in 2005 as a result of increased marketing efforts. Additionally, fulfillment partner revenue grew as a result of an increase in the number of fulfillment partners, which grew from 380 in 2004 to 460 in 2005.

Gross bookings totaled $535.7 million and $868.0 million for the years ended December 31, 2004 and 2005, respectively, representing an increase of 62%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

The increase in total revenue is also a reflection of our ability to acquire new customers from our marketing efforts, as evidenced by the addition of 3.8 million new customers during the year ended December 31, 2005 compared to 2.5 million new customers in the same period of 2004, an increase of 52%.

Gross Margins

Total Gross Margins—Cost of goods sold increased $254.9 million or 59% in absolute dollars, from $428.4 million during the year ended December 31, 2004 to $683.3 million during the year ended December 31, 2005. In comparing the years 2004 and 2005, total revenue increased 63% (from $494.6 million to $803.8 million) while gross profit dollars increased 82% (from $66.2 million to $120.6 million) during the same periods. As a percent of total revenue, cost of goods sold decreased from 87% to 85% for those respective periods resulting in gross margins of 13.4% and 15.0% for the years ended December 31, 2004 and 2005, respectively.

Direct Gross Margins—Gross profits for our direct business increased 50% from $28.3 million for the year ended December 31, 2004 to $42.5 million recorded during the same period in 2005. Direct revenue increased 52% from $213.2 million during the year ended December 31, 2004 to $324.9 million during the year ended December 31, 2005. Gross profits as a percentage of direct revenue were 13.3% and 13.1% for the years ended December 31, 2004 and 2005, respectively.

In 2005, we were able to maintain the efficiencies we had gained in gross margins by the end of 2004. Margins also benefited (and are expected to benefit in the future) from the higher gross margins of the growing travel and auctions businesses. Overall, the improvements in gross margins over the past two years are a result of efficiencies gained in several areas. In particular, we believe our buying has become more efficient as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped (including outbound freight) has decreased due to better process management, lower packaging costs, and increased sales volumes. Additionally, we have made improvements to the cost of processing returns, customer service costs and credit card fees. Management believes that additional improvements can be made in gross margins, particularly in the customer service, order fulfillment and returns areas of the business.

Fulfillment Partner Gross Margins—Our fulfillment partner business generated gross profits of $38.0 million and $78.1 million for the years ended December 31, 2004 and 2005, respectively, an increase of 106%. Gross profits as a percentage of fulfillment partner revenue increased from 13.5% for the year of 2004 to 16.3% for 2005.

The increase in gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins is largely due to improvements in product costs and credit card fees, as well as a decrease in BMV gross bookings as a percentage of fulfillment partner revenue, from 22% in 2004 to 17% in 2005. Fulfillment partner gross margins were augmented by a 45 basis point increase in gross margins from the addition of Ski West to our existing travel operations in the last six months of 2005. Gross margins for BMV products have historically been much lower than those of other product categories; however, we have made improvements in BMV margins in 2005, which, in turn, increased the gross profit margin for the overall fulfillment partner operations.

Travel Gross Margins—The gross profit dollars generated by the travel business this year are primarily a result of merchant hotel revenue related to the operations of Ski West, which we acquired on July 1, 2005. Since revenues from these sales are recorded on a net basis, they result in lower revenue but higher gross margins (82% and 81% in the third and fourth quarters of 2005, respectively). If travel sales continue to increase, the higher gross margins will positively impact future gross margins for the overall business.

Fulfillment

Fulfillment costs during the years ended December 31, 2004 and 2005 were $34.3 million and $59.9 million, respectively, or 7% of total revenue for those respective periods. Fulfillment costs include warehousing costs (excluding packaging costs), customer service costs and credit card fees. Fulfillment costs as a percentage of sales may vary due to several factors, such as such as significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

	Year ended December 31,
	2003		2004		2005
Total revenue	$238,945	100%	$494,635	100%	$803,822	100%
Cost of goods sold
Product costs and other cost of goods sold	192,851	81%	394,118	80%	623,335	78%
Fulfillment costs	20,302	8%	34,278	7%	59,931	7%
Total cost of goods sold	213,153	89%	428,396	87%	683,266	85%
Gross profit	$25,792	11%	$66,239	13%	$120,556	15%

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $40.5 million and $79.7 million for the years ended December 31, 2004 and 2005, respectively, representing an increase of 97%. For the year ended December 31, 2004 and 2005, sales and marketing expenses equaled 8% and 10%, respectively, of total revenue.

We direct customers to our websites primarily through a number of targeted online marketing channels, such as sponsored search, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

Overall online marketing expenditures has increased in absolute terms during the year ended December 31, 2005 compared to prior years as a result of increased online marketing rates during 2004 and 2005, and an increase in our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google). In addition, we continued our television, print and radio campaigns throughout 2005. Our marketing costs have also increased as a percentage of sales due to marketing efforts in our auctions and travel businesses. Since we record revenues in these businesses on a net basis, they typically have higher marketing expenses as a percent of revenue. These businesses currently account for 80 basis points of our total marketing costs as a percent of sales.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Technology expenses.   Technology expenses increased 233%, from $8.4 million in the year ended December 31, 2004 to $28.1 million in same period ended December 31, 2005.

We incurred a “stair-step” increase in technology costs during 2005 in an effort to prepare us for growth we anticipate over the next few years. The increase in expenditures was attributable to the increase in hardware, software and personnel costs, and depreciation associated with the development of the new infrastructure, including the ERP implementation, expansion of corporate systems and a database site license. The increase in technology expenses also included the costs associated with the strategic projects, including the development of an enterprise data warehouse and customer analytics system, completion of our auctions lab, reconstruction of our travel website, and development of our search engine and keyword management application.

Although we plan to continue to invest in technology, we expect overall capital expenditures to decrease to approximately $30 million, or half of 2005 levels. This includes some additional investment in our newly expanded infrastructure, including hardware and software used to enhance performance, reliability and stability.

We intend to continue investing in technology; however, we do not expect the “stair-step” increases in technology expense seen in 2005, and we expect overall capital expenditures to decrease as a percentage of sales in the near future.

General and administrative expenses.   General and administrative expenses increased 68% from $21.8 million during year ended December 31, 2004 to $36.5 million during the year ended December 31, 2005, representing 4% and 5% of total revenue for each of the respective periods.

The increase in general and administrative expenses in the year ended December 31, 2005 compared to the year ended December 31, 2004 relate to the increases in primarily in payroll-related expenses, professional fees, merchandising, legal and finance costs. Also in the third quarter of 2005, we relocated our corporate offices to larger facilities to allow for future growth. As a result we now incur an additional rent expense of approximately $1.0 million quarterly.

On July 1, 2005, we completed our acquisition of Ski West (and renamed it OTravel.com, Inc.) and consolidated its operations into our travel business. Ski West’s operations contributed an additional $2.4 million of general and administrative expenses and an additional $1.3 million of expense related to the amortization of intangible assets.

Amortization of stock-based compensation.   Prior to the Company’s initial public offering in May 2002, the Company recorded unearned stock-based compensation related to stock options granted below the fair market value of the underlying stock. Since the initial public offering, the Company has not granted any additional stock options below fair market value. Amortization of stock-based compensation was approximately $360,000 and $72,000 for the years ended December 31, 2004 and 2005, respectively. The decrease was a result of forfeitures of unvested options for which compensation expenses had been previously recorded and a decrease in remaining number of outstanding options.

Non-operating income (expense)

Interest income, interest expense and other income (expense).

The primary component of our net interest income (expense) relates to the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees. Additionally, we incurred a large expense during the year related to the valuation of the conditional coupon of our foreign bonds. Interest income decreased from $1.2 million in the year ended December 31, 2004 to $270,000 negative interest income in the year ended December 31, 2005 due to the decreased valuation of our foreign bonds. During the first quarter of 2005, we purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which fully mature for $50.0 million in cash in November 2006. The Foreign Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If we redeems the Foreign Notes prior to maturity, we may not realize the full amount of its initial investment. At December 31, 2005, the Foreign Notes had a fair value of $48.5 million.

Under SFAS No. 133, the Foreign Notes are considered to be derivative financial instruments and are marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon is recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes is recorded as a component of other comprehensive income (loss). For the year ended December 31, 2005, the combined overall fair value of the Foreign Notes decreased $1.5 million. The decrease is attributable to changes in the fair value of the conditional coupon resulting in a loss of $2.6 million, which is recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $1.1 million, which is recorded as a component of other comprehensive income (loss) in the Balance Sheet. See Item 15 of Part IV, “Financial Statements—Note 4—Marketable Securities”.

Interest expense is comprised largely of interest expense related to our convertible notes, capital leases and our line of credit. Interest expense increased from $775,000 during the year ended December 31, 2004 to $5.6 million during the year ended December 31, 2005, primarily as a result of the interest expense related to our convertible senior notes issued in November 2004.

We recorded other expense, net of $49,000 and other income, net of $4.7 million for the years ended December 31, 2004 and 2005, respectively. The gain realized during the year ended December 31, 2005 resulted from the retirement of $43.0 million of the 3.75% Convertible Senior Notes which occurred during the second  and fourth quarters of 2005, resulting in a combined net gain of $6.2 million. See Item 15 of Part IV, “Financial Statements—Note 11—3.75% Convertible Senior Notes”.

Income taxes

Income taxes.   For the years ended December 31, 2004 and 2005, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2004 and 2005, we had net operating loss carryforwards of approximately $50.5 million and $58.0 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2019.

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

As a result of this change in business practices, we now record the majority of these sales transactions shipped by our fulfillment partners on a gross basis instead of a net basis as we have historically done. Therefore, from the third quarter 2003 forward, revenue recorded in accordance with accounting principles generally accepted in the United States (“GAAP”) will increase significantly from our results as reported in SEC filings prior to the third quarter of 2003. Additionally, direct revenue, as a percentage of total revenue will decrease significantly while fulfillment partner revenue, as a percentage of total revenue, will increase significantly. As a result, for each of the years presented, we believe that for year-over-year comparison purposes, gross bookings comparisons may be more informative than revenue comparisons, as the gross bookings were not affected by the change in business practices. Gross bookings represents the gross selling price of all transactions before returns, sales discounts, and before payments to fulfillment partners prior to July 1, 2003. Since it has been over 12 months since we implemented the change described above, year-over-year revenue, in addition to gross bookings, is comparable in 2005.

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

Our total revenue in 2004 continued to expand from increased marketing efforts, including new nationwide television commercials and radio advertising campaigns. The increase in total revenue is a reflection of our ability to acquire new customers, as evidenced by our addition of 2.5 million new customers in 2004.

Gross bookings totaled $294.8 million and $535.7 million for the years ended December 31, 2003 and 2004, respectively, representing an increase of 82%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

Cost of Goods Sold and Gross Margins

As a result of the fulfillment partner returns policy change that occurred beginning the third quarter of 2003, we now record sales transactions shipped by our fulfillment partners on a gross basis instead of on a net basis as we have historically done. Therefore, cost of goods sold increased significantly beginning in the third quarter of 2003, which resulted in a decrease in gross margins from previous quarters. These margins will now more closely resemble margins we receive from our direct revenue. As a result, we believe that for year-over-year comparison purposes, gross profit dollar comparisons may be more informative than gross margin percentage comparisons. Since it has been over 12 months since we implemented the change described above, year-over-year results is comparable in 2005.

Cost of goods sold increased in absolute dollars, from $213.2 million in 2003 to $428.4 million in 2004. In comparing 2003 and 2004, total revenue increased 107% (from $238.9 million to $494.6 million) while gross profit dollars increased 157% (from $25.8 million to $66.2 million). However, as a percent of total revenue, cost of goods sold decreased from 89% to 87% for those respective periods resulting in gross margins of 11% and 13% for the years ended December 31, 2003 and 2004, respectively. Quarterly gross margins during the periods from the fourth quarter of 2003 through the fourth quarter of 2004 were: 9.6%, 10.3%, 11.4%, 13.4% and 15.3%, respectively. The improvements in gross margins are a result of the progress we achieved and efficiencies gained in several areas. In particular, we believe our buying has become more effective as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our handling cost/package has decreased during the year due to better process management and lower packaging costs from increased sales volumes. Fulfillment costs in 2003 and 2004 were $20.3 million and $34.3 million, respectively, representing 8% and 7% of total revenue, respectively. As a result of increased volumes and improved vendor relationships, we have obtained decreases in both inbound and outbound shipping costs. Additionally, we have also made improvements to the cost of processing returns, customer service costs and credit card fees.

Gross profits for our direct operations increased from $14.2 million for the year ended December 31, 2003 to $28.3 million recorded during the same period in 2004. For our direct operations, gross profit dollars increased 100% on a year-over-year basis while sales increased 54%. Gross profits for our direct operations, as a percentage of direct revenue increased from 11% in 2003 to 13% in 2004. This was primarily due to the efficiencies received including more favorable pricing and effective buying as well as decreases in outbound and inbound shipping costs.

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

Technology expenses.   Technology expenses increased 249%, from $2.4 million in the year ended December 31, 2003 to $8.4 million in same period ended December 31, 2004.

General and administrative.   General and administrative expenses increased from $14.5 million in 2003 to $21.8 million in 2004, representing 6% and 4% of total revenue, respectively. As a percentage of gross bookings, general and administrative expenses were 5% and 4% for each of those respective years. The increase in absolute dollars was primarily attributable to costs associated with building infrastructure, including expansion of corporate systems and additional personnel costs from increased corporate headcount. The increase in general and administrative expenses also included the costs associated with the strategic projects of 2004, namely, completion of our auctions tab, reconstruction of our travel department and the development of our search engine. The 2004 increase also reflects significant increases in technology, legal and accounting costs over 2003.

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

Income taxes.   For the years ended December 31, 2003 and 2004, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2003 and 2004, we had net operating loss carryforwards of approximately $47.1 million and $50.5 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2019.

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2005, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter. Fiscal 2005 results include the acquisition of Ski West starting from July 1, 2005.

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$38,580	$41,113	$43,928	$89,589	$67,884	$60,064	$68,449	$128,478
Fulfillment partner revenue	43,498	46,679	59,516	131,732	97,997	90,574	100,874	189,502
Total revenue	82,078	87,792	103,444	221,321	165,881	150,638	169,323	317,980
Cost of goods sold
Direct	34,859	36,645	38,491	74,933	58,260	51,562	59,170	113,385
Fulfillment partner	38,793	41,114	51,103	112,458	82,857	76,375	83,589	158,068
Total cost of goods sold	73,652	77,759	89,594	187,391	141,117	127,937	142,759	271,453
Gross profit	8,426	10,033	13,850	33,930	24,764	22,701	26,564	46,527
Operating expenses:
Sales and marketing expenses	4,377	6,605	9,398	20,153	16,825	14,495	17,960	30,371
Technology	1,371	1,830	2,267	2,980	4,095	6,094	8,082	9,861
General and administrative expenses	4,880	3,737	5,109	8,061	7,333	7,531	9,989	11,642
Amortization of stock-based compensation	135	123	18	84	20	53	(8)	7
Total operating expenses	10,763	12,295	16,792	31,278	28,273	28,173	36,023	51,881
Operating income (loss)	(2,337)	(2,262)	(2,942)	2,652	(3,509)	(5,472)	(9,459)	(5,354)
Interest income, net	98	127	168	780	644	896	(1,690)	(120)
Interest expense	(16)	(46)	(77)	(636)	(1,445)	(1,517)	(1,264)	(1,356)
Other income (expense), net	2	—	3	(54)	—	4,170	11	547
Net income (loss)	(2,253)	(2,181)	(2,848)	2,742	(4,310)	(1,923)	(12,402)	(6,283)
Deemed dividend related to redeemable common stock	(48)	(46)	(47)	(47)	(46)	(47)	(47)	(45)
Net income (loss) attributable to common shares	$(2,301)	$(2,227)	$(2,895)	$2,695	$(4,356)	$(1,970)	$(12,449)	$(6,328)
Net income (loss) per common share
—basic	$(0.14)	$(0.13)	$(0.16)	$0.14	$(0.22)	$(0.10)	$(0.66)	$(0.33)
—diluted	$(0.14)	$(0.13)	$(0.16)	$0.13	$(0.22)	$(0.10)	$(0.66)	$(0.33)
Weighted average common shares outstanding
—basic	16,646	17,577	18,284	19,016	19,862	19,709	18,844	19,311
—diluted	16,646	17,577	18,284	20,780	19,862	19,709	18,844	19,311

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$93,412	$96,627	$114,381	$237,021	$184,215	$163,775	$179,480	$340,489
Number of orders(3)	1,126,000	1,023,000	1,178,000	2,440,000	1,915,000	1,588,000	1,768,000	3,176,000
Number of new B2C customers(4)	425,000	414,000	514,000	1,110,000	796,000	611,000	703,000	1,370,000
Average customer acquisition cost(5)	$10.24	$15.88	$18.30	$16.90	$19.50	$22.10	$22.92	$20.51

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

(2)             Gross bookings excludes bookings related to the auctions and travel businesses (shopping business only).

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

(5)             Average customer acquisition cost represents total shopping sales and marketing expense divided by the number of new shopping customers for the period presented (excluding both new customers and marketing costs for the auctions and travel businesses).

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(as a percentage of total revenue)
Revenue
Direct revenue	47.0%	46.8%	42.5%	40.5%	40.9%	39.9%	40.4%	40.4%
Fulfillment partner revenue	53.0	53.2	57.5	59.5	59.1	60.1	59.6	59.6
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	42.4	41.8	37.2	33.9	35.1	34.2	34.9	35.7
Fulfillment partner	47.3	46.8	49.4	50.8	49.9	50.7	49.4	49.7
Total cost of goods sold	89.7	88.6	86.6	84.7	85.0	84.9	84.3	85.4
Gross profit	10.3	11.4	13.4	15.3	15.0	15.1	15.7	14.6
Operating expenses:
Sales and marketing expenses	5.3	7.5	9.1	9.1	10.1	9.6	10.6	9.6
Technology	1.7	2.1	2.2	1.3	2.5	4.1	4.8	3.1
General and administrative expenses	5.9	4.3	4.9	3.7	4.4	5.0	5.9	3.6
Amortization of stock-based compensation	0.2	0.1	0.0	0.0	0.0	0.0	0.0	0.0
Total operating expenses	13.1	14.0	16.2	14.1	17.0	18.7	21.3	16.3
Operating income (loss)	(2.8)	(2.6)	(2.8)	1.2	(2.0)	(3.6)	(5.6)	(1.7)
Interest income	0.1	0.1	0.1	0.3	0.4	0.6	(1.0)	(0.0)
Interest expense	(0.0)	(0.0)	(0.1)	(0.3)	(0.9)	(1.0)	(0.7)	(0.4)
Other income (expense), net	0.0	0.0	0.0	(0.0)	0.0	2.8	0.0	0.2
Net income (loss)	(2.7)%	(2.5)%	(2.8)%	1.2%	(2.5)%	(1.2)%	(7.3)%	(1.9)%

Our direct revenue and fulfillment partner revenue have increased in every quarter on a year-over-year basis. The general increase in total revenue is due to the expansion of our customer base as we attracted more visitors to our Websites, as well as repeat purchases from these customers. We have experienced significant seasonality in our business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns. Internet usage and the rate of Internet sales growth may be expected to decline during the spring and summer months. Further, sales in the traditional retail industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters. Fulfillment partner revenue increased significantly beginning in the third quarter of 2003 due to the change in our business practices.

Cost of goods sold as a percentage of total revenue has fluctuated in the quarterly periods reflected above ranging from 89.7% in Q1 2004 to 85.4% in Q4 2005. Gross margins during the periods Q4 2004 through Q4 2005 were: 15.3%, 15.0%, 15.1%, 15.7% and 14.6%, respectively. In comparing the fourth quarters of 2004 and 2005, revenue increased 44% (from $221.3 million to $317.9 million) while gross profit dollars increased 37% (from $33.9 million to $46.5 million). Any margin improvements stem from our efforts in tightening our logistics costs and negotiating better costs on merchandise purchased to sell on our Websites.

Total operating expenses as a percentage of total revenue increased during 2005 primarily as a result of increases in marketing costs and our investment in an improved technology infrastructure

Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our common stock would likely be materially adversely affected.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. At December 31, 2005, our cash and cash equivalents balance was $56.2 million and our marketable securities totaled $55.8 million.

Our operating activities resulted in net cash inflows of $25.0 million for the year ended December 31, 2004 and net cash outflows of $6.1 million for the year ended December 31, 2005. The primary use of cash and cash equivalents during 2005 was to fund our operations, including net losses of $24.9 million, and changes in inventories ($46.7 million), prepaid expenses ($4.9 million), receivables ($5.1 million) and other long-term assets ($2.2 million). This was offset by the change in prepaid inventory ($2.7 million), accounts payable ($36.5 million) and accrued liabilities ($23.6 million).

Cash used in investing activities during 2005 included $44.7 million in capital expenditures for property and equipment and the acquisition of Ski West for $24.6 million, offset by a net increase of $30.7 million from the purchase and sales of marketable securities. For the years ended December 31, 2004 and 2005, net cash used in investing activities amounted to $87.8 million and $37.3 million, respectively.

Net cash used in financing activities during the year ended December 31, 2005 totaled $99.1 million, consisting primarily of cash used for payments of capital leases of $7.1 million, retirement of our convertible senior notes of $35.7 million, and cash used to buy stock and options to buy our stock of $63.7 million, offset by proceeds from the exercise of stock options and warrants of $7.3 million. Financing activities for 2004 totaled inflows of $232.6 million, comprised of net proceeds of $113.1 million received from our follow-on public offerings which occurred in February and November, $116.2 million from the issuance of convertible senior notes and approximately $4.3 million received from the exercise of stock options and warrants. Cash flows from financing activities during 2004 included $658,000 for payments on capital leases.

Contractual Obligations and Commitments.   The following table summarizes our contractual obligations as of December 31, 2005 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$74,935	$—	$—	$—	$74,935
Interest on convertible senior notes	17,325	2,888	5,775	5,775	2,887
Capital lease obligations	10,520	7,249	3,271	—	—
Operating leases	71,460	6,035	13,746	15,513	36,166
Purchase obligations	37,022	37,022	—	—	—
Total contractual cash obligations	$211,262	$53,194	$22,792	$21,288	$113,988

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$9,464	$9,464	$—	$—	$—
Redeemable common stock	3,025	3,025	—	—	—
Total commercial commitments	$12,489	$12,489	$—	$—	$—

3.75% Convertible Senior Notes

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $35.7 million in cash. Interest on the notes is payable on June 1 and December 1 of each year. As a result of the note retirements in June and November, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of December 31, 2005, $74.9 million of Senior Notes remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $3.5 million will be payable in 2006. In connection with the preparation of the new office space, we have agreed to provide a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We paid almost the entire amount for leasehold improvements during 2005.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2005. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

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

The agreement governing the facility requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfers of assets. We were in compliance with these covenants at December 31, 2005. At December 31, 2005, $0 was outstanding under the facility and $9.5 million in letters of credit was outstanding.

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

Share Repurchase Program

In January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, our Board of Directors authorized an increase to the share repurchase program from $50.0 million to a total of $100.0 million. Additionally, on June 14, 2005, the Board of Directors amended the stock repurchase program to authorize the repurchase of our Convertible Senior Notes.

Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The structured stock repurchase transactions not settled in stock were settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets. As of December 31, 2005, we have utilized all of the $100.0 million authorized by the board under the repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in this prospectus in one or more offerings up to a total dollar amount of $500.0 million.

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

Seasonality

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2005	$165,881	$150,638	$169,323		$317,980
2004	82,078	87,792	103,444		221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529
2001	9,578	7,407	8,744		14,274
2000	2,257	3,795	4,339		15,132

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

At December 31, 2005, we had $56.2 million in cash and cash equivalents and $55.8 million in marketable securities. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $1.1 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At December 31, 2005, we had approximately $74.9 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at December 31, 2005, there were no borrowings outstanding under our lines of credit and letters of credit totaling $9.5 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes of December 31, 2005 and 2004 was $54.7 million and $116.3 million, respectively.

In January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. In April 2005, the Board authorized an increase to the share repurchase program from $50.0 million to a total of $100.0 million. Additionally, on June 14, 2005, the Board of Directors amended the stock repurchase program to authorize the repurchase of our Convertible Senior Notes.

Under the share repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The structured stock repurchase transactions not settled in stock were settled in cash totaling $7.9 million which we received in July 2005. These transactions are recorded in shareholder’s equity in the accompanying consolidated balance sheets. As of December 31, 2005, we have utilized all of the $100.0 million authorized by the board under the repurchase program.

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

Management of the Company, under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(f) and 15d-15(f) under the Exchange Act) as of December 31, 2005.  Based upon this evaluation and as a result of the material weakness discussed below under “Management’s Report on Internal Control Over Financial Reporting”, the Company’s management, including its President (principal executive officer) and Senior Vice President, Finance (principal financial officer), has concluded that its disclosure controls and procedures were not effective as of December 31, 2005. The Company’s management nevertheless has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, and results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company’s President (principal executive officer) and Senior Vice President, Finance (principal financial officer), management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the Company did not maintain effective control over its accounting for inventory. Specifically, the Company did not have effective controls designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2005, 2004 and 2003. Additionally, this control deficiency could result in a misstatement of our inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. As a result of this material weakness, management has concluded that the Company did not maintain effective control over financial reporting as of December 31, 2005 based on the criteria set forth in internal control—integrated framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ PATRICK M. BYRNE	/s/ DAVID K. CHIDESTER
Patrick M. Byrne President (principal executive officer)	David K. Chidester Senior Vice President, Finance (principal financial officer)

Remediation Steps to Address Material Weakness

To remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures and in connection with the preparation and filing of this Annual Report on Form 10-K, the Company has conducted and completed a review of its accounting practices for accounting for inbound freight costs as a component of inventory costs and corrected its method of accounting and has implemented changes to the design of our internal control over financial reporting to correct the material weakness noted above. These steps were completed subsequent to December 31, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of stockholders.

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

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of stockholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2006 annual meeting of stockholders.

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

10.34

Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005).

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

10.37		2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
10.38	(c)	Summary of Compensation Arrangements Applicable to Named Executive Officers.
10.39	(c)	Summary of Compensation Arrangements Applicable to Non-employee Directors.

10.40	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Overstock.com, Inc.’s definitive proxy statement filed with the SEC on March 29, 2005.
10.41	Term sheet executed March 14, 2005 with IXIS Derivatives Inc. (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on March 16, 2005)
10.42	Stock Purchase Agreement dated June 24, 2005 with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 24, 2005)
10.43	Letter of Intent dated June 20, 2005 with Ski West, Inc. and certain of its shareholders (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 24, 2005)
10.44	Fifth Amendment dated June 21, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 27, 2005)
10.45	First Modification dated June 21, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 27, 2005)
10.46	Colocation Center Agreement dated July 1, 2005 between OMTek, LLC and Overstock.com, Inc. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on July 7, 2005)
10.47	Sixth Amendment dated October 18, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 21, 2005)
10.48	Second Modification dated October 18, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2005)
10.49	Loan and Security Agreement dated as of December 12, 2005 with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 12, 2005)
10.50

Revolving Credit Note dated as of December 12, 2005 relating to Loan and Security Agreement dated as of December 12, 2005 payable to Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 12, 2005)

10.51

Performance Share Plan adopted by the Compensation Committee and Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 23, 2006)

10.52

Form of Grant relating to Performance Share Plan adopted by the Compensation Committee and Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2006)

10.53

2006 Bonus Plan adopted by the Compensation Committee of the Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.3 to our Form 8-K/A filed on January 31, 2006)

10.54	Amendment No. 1 dated March 1, 2006 to Stock Purchase Agreement with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 6, 2006)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne President

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

Signature	Title	Date

/s/ PATRICK M. BYRNE	President (Principal Executive Officer)	March 16, 2006
Patrick M. Byrne
/s/ DAVID K. CHIDESTER	Senior Vice President, Finance (Principal	March 16, 2006
David K. Chidester	Financial Officer and Principal Accounting Officer)
/s/ GORDON S. MACKLIN	Director	March 16, 2006
Gordon S. Macklin
/s/ ALLISON H. ABRAHAM	Director	March 16, 2006
Allison H. Abraham
/s/ JOHN A. FISHER	Director	March 16, 2006
John A. Fisher
/s/ JACK J. BYRNE	Director (Chairman of the Board)	March 16, 2006
Jack J. Byrne
/s/ JASON C. LINDSEY	Director	March 16, 2006
Jason C. Lindsey
/s/ RAY GROVES	Director	March 16, 2006
Ray Groves

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Overstock.com, Inc.:

We have completed integrated audits of Overstock.com, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, because the Company did not maintain effective controls over the accounting for inventory, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over the financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, the Company did not maintain effective control over its accounting for inventory. Specifically, the Company did not maintain effective control designed and in place to ensure that inbound freight costs were completely and accurately capitalized as a component of inventory costs in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002 and the interim consolidated financial statements for each of the quarters within the years ended December 31, 2005, 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the Company’s inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that Overstock.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Overstock.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/S/ PRICEWATERHOUSECOOPERS LLP

Salt Lake City, Utah

March 16, 2006

Overstock.com, Inc.
Consolidated Balance Sheets

	December 31,
	2004	2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$198,678	$56,224
Marketable securities	88,802	55,799
Cash, cash equivalents and marketable securities	287,480	112,023
Accounts receivable, net	5,715	11,695
Inventories, net	46,558	93,269
Prepaid inventory	12,322	9,633
Prepaid expenses	3,444	8,508
Total current assets	355,519	235,128
Restricted cash	1,602	253
Property and equipment, net	16,122	61,914
Goodwill	2,784	13,169
Other long-term assets, net	1,516	15,449
Total assets	$377,543	$325,913
Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,060	$101,436
Accrued liabilities	22,917	46,847
Capital lease obligations, current	595	6,683
Total current liabilities	87,572	154,966
Capital lease obligations, non-current	743	3,058
Convertible senior notes	116,251	74,935
Total liabilities	204,566	232,959
Commitments and contingencies (notes 11, 12 and 13)
Redeemable common stock, $0.0001 par value, 460 and 446 shares issued and outstanding as of December 31, 2004 and 2005, respectively	3,166	3,205
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2004 and 2005	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 19,390 and 20,571 shares issued as of December 31, 2004 and 2005, respectively	2	2
Additional paid-in capital	243,131	251,244
Accumulated deficit	(71,726)	(96,829)
Unearned stock-based compensation	(1,301)	(305)
Treasury stock, 35 and 1,687 shares at cost as of December 31, 2004 and 2005, respectively	(100)	(65,325)
Accumulated other comprehensive income (loss)	(195)	962
Total stockholders’ equity	169,811	89,749
Total liabilities, redeemable securities and stockholders’ equity	$377,543	$325,913

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Revenue
Direct revenue	$138,134	$213,210	$324,875
Fulfillment partner revenue	100,811	281,425	478,947
Total revenue	238,945	494,635	803,822
Cost of goods sold
Direct	123,963	184,928	282,377
Fulfillment partner	89,190	243,468	400,889
Total cost of goods sold (includes amortization of stock-based compensation of $90, $0, and $0, respectively)	213,153	428,396	683,266
Gross profit	25,792	66,239	120,556
Operating expenses:
Sales and marketing expenses (excludes amortization of stock-based compensation of $22, $0, and $0, respectively)	20,173	40,533	79,651
Technology	2,424	8,449	28,132
General and administrative expenses (excludes amortization of stock-based compensation of $734, $360, and $72, respectively)	14,487	21,786	36,495
Amortization of stock-based compensation	756	360	72
Total operating expenses	37,840	71,128	144,350
Operating loss	(12,048)	(4,889)	(23,794)
Interest income, net	461	1,173	(270)
Interest expense	(76)	(775)	(5,582)
Other income (expense), net	115	(49)	4,728
Net loss	(11,548)	(4,540)	(24,918)
Deemed dividend related to redeemable common stock	(262)	(188)	(185)
Deemed dividend related to beneficial conversion feature of preferred stock	—	—	—
Net loss attributable to common shares	$(11,810)	$(4,728)	$(25,103)
Net loss per common share—basic and diluted	$(0.73)	$(0.26)	$(1.29)
Weighted average common shares outstanding—basic and diluted	16,198	17,846	19,429

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

	Common stock		Additional Paid-in	Accumulated	Unearned stock-based	Treasury stock		Accumulated Other Comprehensive Income
	Shares	Amount	capital	Deficit	compensation	Shares	Amount	(Loss)	Total
	(amounts in thousands)
Balance at December 31, 2002	13,866	$1	$97,282	$(55,188)	$(2,327)	(35)	$(100)	$81	$39,749
Exercise of stock options and warrants	247	—	1,227	—	—	—	—	—	1,227
Issuance of common stock in follow-on offering	1,725	1	23,967	—	—	—	—	—	23,968
Issuance of common stock	—	—	21	—	—	—	—	—	21
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(478)	—	478	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	846	—	—	—	846
Stock-based compensation to consultants in exchange for services	—	—	268	—	(91)	—	—	—	177
Lapse of rescission rights on redeemable common stock	222	—	1,647	—	—	—	—	—	1,647
Deemed dividend related to redeemable common stock	—	—	—	(262)	—	—	—	—	(262)
Comprehensive income (loss):						—
Net loss	—	—	—	(11,548)	—	—	—	—	(11,548)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(93)	(93)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1)	(1)
Total comprehensive loss						—			(11,642)
Balance at December 31, 2003	16,060	2	123,934	(66,998)	(1,094)	(35)	(100)	(13)	55,731
Exercise of stock options and warrants	650	—	4,288	—	—	—	—	—	4,288
Issuance of common stock in follow-on offerings	2,680	—	113,064	—	—	—	—	—	113,064
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(198)	—	198	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	360	—	—	—	360
Stock-based compensation to consultants in exchange for services	—	—	2,043	—	(765)	—	—	—	1,278
Deemed dividend related to redeemable common stock	—	—	—	(188)	—	—	—	—	(188)
Comprehensive income (loss):						—
Net loss	—	—	—	(4,540)	—	—	—	—	(4,540)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(204)	(204)
Cumulative translation adjustment	—	—	—	—	—	—	—	22	22
Total comprehensive loss									(4,722)

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
and Comprehensive Income

Balance at December 31, 2004	19,390	2	243,131	(71,726)	(1,301)	(35)	(100)	(195)	169,811
Exercise of stock options and warrants	1,167	—	7,315	—	—	—	—	—	7,315
Issuance of common stock from treasury	—	—	414	—	—	10	29	—	443
Purchase of treasury stock	—	—	—	—	—	(665)	(24,133)	—	(24,133)
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	—	(997)	(41,121)	—	—
Forfeitures of unearned stock-based compensation from options issued to employees	—	—	(69)	—	69	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	72	—	—	—	72
Stock-based compensation to consultants in exchange for services	—	—	(1,244)	—	855	—	—	—	(389)
Lapse of rescission rights on redeemable common stock	14	—	146	—	—	—	—	—	146
Deemed dividend related to redeemable common stock	—	—	—	(185)	—	—	—	—	(185)
Comprehensive income (loss):						—
Net loss	—	—	—	(24,918)	—	—	—	—	(24,918)
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(54)	(54)
Unrealized gain on marketable securities	—	—	—	—	—	—	—	1,125	1,125
Cumulative translation adjustment	—	—	—	—	—	—	—	86	86
Total comprehensive loss									(23,761)
Balance at December 31, 2005	20,571	$2	$251,244	$(96,829)	$(305)	(1,687)	$(65,325)	$962	$89,749

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,548)	$(4,540)	$(24,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,325	3,937	15,614
Realized loss (gain) on marketable securities	(15)	(2)	3,351
Loss on disposition of property and equipment	—	34	1,457
Amortization of unearned stock-based compensation	846	360	72
Stock-based compensation to consultants for services	177	1,278	(389)
Stock issued to employees	21	—	—
Issuance of common stock from treasury	—	—	443
Amortization of debt discount and deferred financing fees	—	147	620
Gain from retirement of convertible senior notes	—	—	(6,158)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(3,189)	4,468	(5,109)
Inventories, net	(16,311)	(15,815)	(46,711)
Prepaid inventory	(1,584)	(9,376)	2,689
Prepaid expenses	(666)	(1,807)	(4,939)
Other long-term assets	(7)	(944)	(2,151)
Accounts payable	16,632	33,697	36,455
Accrued liabilities	2,907	13,601	23,566
Net cash provided by (used in) operating activities	(10,412)	25,038	(6,108)
Cash flows from investing activities:
Change in restricted cash	—	(1,602)	1,349
Purchases of marketable securities	(41,363)	(92,877)	(185,543)
Sales of marketable securities	51,388	15,373	216,265
Expenditures for property and equipment	(6,707)	(8,734)	(44,740)
Acquisition of Ski West (net of cash acquired)	—	—	(24,620)
Proceeds from the sale of property and equipment	—	20	1
Expenditures for other long-term assets	(172)	—	—
Net cash provided by (used in) investing activities	3,146	(87,820)	(37,288)
Cash flows from financing activities:
Payments on capital lease obligations	(141)	(658)	(7,086)
Drawdown on line of credit	—	1,000	11,868
Payments on line of credit	—	(1,000)	(11,868)
Payments of deferred financing fees	—	(301)	—
Proceeds from the issuance of convertible senior notes	—	116,199	—
Payments to retire convertible senior notes	—	—	(35,670)
Issuance of common stock in offerings, net of issuance costs	23,968	113,064	—
Purchase of treasury stock	—	—	(24,133)
Purchased call options for purchase of treasury stock	—	—	(47,507)
Settlement of call options for cash	—	—	7,937
Exercise of stock options and warrants	1,227	4,288	7,315
Net cash provided by (used in) financing activities	25,054	232,592	(99,144)
Effect of exchange rate changes on cash	(1)	22	86
Net increase (decrease) in cash and cash equivalents	17,787	169,832	(142,454)
Cash and cash equivalents, beginning of year	11,059	28,846	198,678
Cash and cash equivalents, end of year	$28,846	$198,678	$56,224
Supplemental disclosures of cash flow information:
Interest paid	$51	$165	$5,108
Equipment and software acquired under capital leases	120	1,835	15,438
Deemed dividend on redeemable common stock	262	188	185
Unearned stock-based compensation (forfeitures)	(478)	(198)	(69)
Lapse of rescission rights on redeemable common stock	1,647	—	146
Settlement of purchased call options for treasury stock	—	—	41,121
Supplemental disclosure on non-cash activities:
Fair value of assets acquired, net of cash acquired	—	—	25,956
Fair value of liabilities assumed	—	—	(1,336)
Cash paid to purchase business	—	—	$24,620

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1.   BUSINESS AND ORGANIZATION

Overstock.com, Inc. (the “Company”) is an online “closeout” retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company’s merchandise offerings include bed-and-bath goods, furniture, kitchenware, watches, jewelry, computers and electronics, sporting goods, apparel and designer accessories. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games (“BMV”). The Company’s online auction site was launched in September 2004 as part of the Company’s Website—which acts as an online marketplace for the buying and selling of goods between our customers. In January 2005, the travel store was officially opened offering air, hotel and car reservation services as well as cruise and vacation packages.

The Company was formed on May 5, 1997 as D2—Discounts Direct, a limited liability company. On December 30, 1998, the Company was reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc. On November 20, 2000, the Company acquired Gear.com, Inc. On July 23, 2003, the Company formed Overstock Mexico, S. de R. L. de C.V., a wholly owned subsidiary, to distribute products in Mexico. On July 1, 2005, the Company acquired SkiWest, Inc. (“SkiWest”) and integrated the SkiWest travel offerings with the Company’s existing travel offerings.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of prior year financial statements

On February 27, 2006, Overstock.com, Inc. (“Company”) filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) in which it announced that it was restating previously reported financial statements to correct an error related to the accounting for freight costs incurred to deliver inventory to its warehouses. The Company has determined that the misstatements relate to the Company’s former practice of immediately expensing inbound freight costs in the period incurred rather than capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold.

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

Based upon this determination, the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheets as of December 31, 2004 and 2003 have been restated in the Form 10-K/A for the period ending December 31, 2004 filed on March 15, 2006.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of a variable

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest entity for which the Company is the primary beneficiary (Note 25). All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2004 and 2005, three banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships. The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s 3.75% Convertible Senior Notes at December 31, 2005 and 2004 was $54.7 million and $116.3 million, respectively.

Marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The Company generally invests excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds. The financial institutions have invested these funds in municipal, government and corporate bonds and money market securities which are classified as available-for-sale in “Cash or cash equivalents” or “Marketable securities” on the accompany consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available; other publicly available information; or other conditions that bear on the value of our investments. At December 31, 2005, gross unrealized losses on marketable securities were $54,000 and were determined to be temporary based on the Company’s assessment of the qualitative and quantitative factors discussed above.

Restricted cash

The Company has restricted cash of $1.6 million and $253,000 related to a prepayment agreement with a third party at December 31, 2004 and 2005, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts receivable

Accounts receivable consist of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. The Company recorded an allowance for doubtful accounts of $750,000 and $1.8 million at December 31, 2004 and 2005, respectively.

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

Inventories

Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost or market value. The Company establishes reserves for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Once established, the original cost of the inventory less the related reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped.

Until the time of shipping, inventory ownership related to product sales by third parties through the Company’s website is maintained by the third parties.

Prepaid inventory

Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2004 and 2005 was $12.3 million and $9.6 million, respectively.

Prepaid expenses

Prepaid expenses represent expenses paid for prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaid expenses at December 31, 2004 and 2005 were $3.4 million and $8.5 million, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Internal use software

The Company expenses all costs incurred for the development of internal use software that relate to the planning and post-implementation phases of development. Direct costs incurred in the development phase are capitalized and recognized over the software’s estimated useful life of 3 years. Research and development costs and other computer software maintenance costs related to software development are expensed as incurred.

Asset Retirement Obligation

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs. At December 31, 2005 and 2004, such amounts are not significant.

Other long-term assets

Other long-term assets include deposits, intangibles, deferred financing and issuance costs and the fees associated with the acquisition of Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over 5 years.

Goodwill

Goodwill of $2.8 million and $10.4 million was recorded for the purchase of Gear.com in 2000 and Ski West, Inc. in 2005, respectively, and represents the excess of the purchase price paid over the fair value of the tangible net assets acquired.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but tested for impairment at least annually. The Company

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evaluated the unamortized goodwill during 2003, 2004 and 2005, and determined that no impairment charge should be recorded.

Impairment of long-lived assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairment during 2003, 2004 and 2005.

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

Direct revenue

Direct revenue consists of merchandise sales made to individual consumers and businesses that are fulfilled from the Company’s leased warehouses. The Company generally requires payment by credit card at the point of sale. From time to time, the Company grants credit to its business customers on normal credit terms. Amounts received prior to shipment of goods to customers are recorded as deferred revenue. Direct revenue is recorded net of estimated returns, fraud and coupons redeemed by customers and other discounts to obtain such sales.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Our auction business revenues were insignificant in 2004 and 2005. Revenue from the auctions business has been included in the fulfillment partner segment since 2004, as it is not large enough to separate out as its own segment at this early stage of the business.

Fulfillment partner revenue is reduced by the impact of estimated returns, fraud and coupons redeemed by customers and other discounts to obtain such sales.

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

The principle factor in determining gross versus net presentation by the Company’s travel subsidiary, OTravel.com, Inc. (“OTravel.com”—see Note 8) is the consideration of who is the primary obligor in the

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

relationship with the customer. Our Travel business provides extensive customer service and support for its customers; however, the supplier hotel is principally liable to its merchant hotel customers in all situations where the customer does not receive the hotel services booked through OTravel.com. In this case, OTravel.com provides customer service support to help resolve issues, even though such customer support could typically involve issues for which OTravel.com is not principally liable.

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

Cost of goods sold

Cost of goods sold include product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and are recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. For the years ended December 31, 2003, 2004 and 2005, fulfillment costs totaled $20.3 million, $34.3 million and $59.9 million, respectively.

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

SFAS 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. Significant judgement is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based compensation

The Company measures compensation expense to employees for its equity incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and provides pro forma disclosures of net income as if the fair value based method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied (Note 16). The following table provides a reconciliation of net loss to pro forma net loss as if the fair value method had been applied to all awards (in thousands):

	Year ended December 31,
	2003	2004	2005
Net loss, as reported	$(11,548)	$(4,540)	$(24,918)
Add: Stock-based employee compensation expense included in reported net income net of related tax effects	846	360	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,714)	(3,747)	(3,996)
Pro forma net loss	$(13,416)	$(7,927)	$(28,842)
Net loss per common share
Basic and diluted—as reported	$(0.73)	$(0.26)	$(1.29)
Basic and diluted—pro forma	$(0.83)	$(0.44)	$(1.48)

Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

The fair value of options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility. We use the historical stock price volatility of our common stock over the most recent period that is generally commensurate with the expected option life as the basis for estimating stock price volatility. For options granted during the years ended December 31, 2003, 2004 and 2005, the historical stock price volatility used was based on a daily stock price observation, using the closing price, which resulted in an expected stock price volatility of 104%, 101% and 73%. For purpose of the above pro forma disclosure, the fair value of options granted is amortized to stock-based employee compensation cost over the period(s) in which the related employee services are rendered. Accordingly, the pro forma stock-based compensation cost for any period will typically relate to options granted in both the current period and prior periods.

In December 2004, the FASB reached a consensus on the effective date for SFAS No. 123R, Share-Based Payment. SFAS 123R requires the Company to measure compensation cost for all outstanding unvested share-based awards at fair value beginning on January 1, 2006. The Company will adopt the provisions of SFAS 123R with an implementation date of January 1, 2006 using the modified prospective method. The adoption of this standard will result in the recognition of stock-based compensation in future periods for remaining unvested stock options as of the effective date. As of the implementation date of this standard, any employee stock awards subject to variable accounting treatment will be accounted for under

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the provisions of SFAS 123R. The Company estimates that stock-based compensation will be approximately $3.8 million for 2006.

The Company generally has two categories of stock-based awards: restricted stock and stock options. Through December 31, 2005, the Company accounted for stock-based awards under the intrinsic value method, which follows the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting results in compensation expense to the extent option exercise prices are set below market prices on the date of grant. Also, to the extent stock awards were granted subsequent to December 31, 2002, or were subject to an exchange offer, other modifications, or performance criteria, such awards were subject to variable accounting treatment.

Advertising expense

The Company recognizes advertising expenses in accordance with Statement of Position (“SOP”) 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expenses totaled $18.6 million, $39.2 million and $77.8 million during the years ended December 31, 2003, 2004 and 2005, respectively.

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

Derivative instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value of derivatives not designated as hedges are recorded in the statement of operations. As of December 31, 2005, the Company had not designated any derivative instruments as hedges.

Earnings (loss) per share

In accordance with SFAS 128 “Earnings per share”, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Year ended December 31,
	2003	2004	2005
Net loss attributable to common shares	$(11,810)	$(4,728)	$(25,103)
Weighted average common shares outstanding—basic	16,198	17,846	19,429
Effective of dilutive securities:
Warrants	—	—	—
Employee stock options	—	—	—
Convertible senior notes	—	—	—
Weighted average common shares outstanding—diluted	16,198	17,846	19,429
Earnings (loss) per common share—basic:	$(0.73)	$(0.26)	$(1.29)
Earnings (loss) per common share—diluted:	$(0.73)	$(0.26)	$(1.29)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at each year-end was 2,849,000 shares, 2,399,000 shares and 1,299,000 shares for 2003, 2004 and 2005, respectively. As of December 31, 2005, the Company had $74.9 million of convertible senior notes outstanding (Note 11), which could potentially convert into 1,010,000 shares of common stock in the aggregate.

Recently issued accounting pronouncements

In March 2005, the FASB issued Financial Interpretation (“FIN”) 47 which clarifies guidance provided by SFAS No. 143, “Accounting for Asset Retirement Obligations.”  FIN 47 is effective for the Company beginning the quarter ending March 31, 2006. The adoption of FIN 47 is not expected to have a significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment. This standard requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. The effective date is the first annual reporting period beginning after June 15, 2005. The Company will begin expensing all stock-based

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation in the first quarter of 2006. See “Stock-based compensation” of this Note 2 for additional discussion, including the anticipated effect on financial as a result of adopting this standard.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to the interaction between “Statement 123R” and certain Securities and Exchange Commission Rules and regulations. The Company is currently evaluating the provisions of the SAB and will implement it when the Company begins expensing stock options under SFAS 123R in the first quarter of 2006.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-I and SFAS 124-I, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. Earlier application is permitted. The Company will adopt this FSP in the quarter ended March 31, 2006 and is currently evaluating the effect of adoption on its results of operations.

3.   PUBLIC OFFERINGS

In June 2004, the Company closed its second follow-on public offering, pursuant to which it sold 1.3 million shares of common stock, with proceeds to the Company of approximately $37.9 million, net of $405,000 of issuance costs.

In November 2004, the Company closed another follow-on public offering, pursuant to which it sold 1.4 million shares of common stock, with proceeds to the Company of approximately $75.2 million, net of $215,000 of issuance costs. Concurrently in November 2004, the Company issued convertible senior notes pursuant to which it received $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs.

4.   MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions invested these funds in municipal, government, and corporate bonds at December 31, 2004, as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Market Value
U.S. government and government agency securities	$27,326	$45	$(218)	$27,153
Corporate securities	55,197	—	(17)	55,180
Mortgage based securities	6,483	—	(14)	6,469
	$89,006	$45	$(249)	$88,802

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   MARKETABLE SECURITIES (Continued)

The financial institutions have invested these funds in municipal, government, and corporate bonds at December 31, 2005, as follows (in thousands):

	Cost Basis	Recognized Loss on Derivative Security	UnrealizedGains (Losses)	Estimated Market Value
U.S. government and government agency securities	$3,299	$—	$(15)	$3,284
Money market securities	2,000	—	—	2,000
Mortgage based securities	2,091	—	(39)	2,052
Foreign corporate securities	49,949	(2,611)	1,125	48,463
	$57,339	$(2,611)	$1,071	$55,799

All marketable securities mature between 2005 and 2045, and are classified as available-for-sale securities. Available-for-sale securities are classified as current as they are deemed available for use if needed in current operations.

The components of realized gains and losses on sales of marketable securities for the years ended December 31, 2003, 2004 and 2005 were (in thousands):

	Year ended December 31,
	2003	2004	2005
Gross gains	$19	$2	$—
Gross losses	(4)	—	(3,351)
Net realized gain (loss) on sales of marketable securities	$15	$2	$(3,351)

The Company is required to pledge its foreign derivatives as collateral for a $30.0 million revolving line of credit (see Note 10).

Derivative instruments

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which fully mature for $50.0 million in cash in November 2006. The Foreign Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If the Company redeems the Foreign Notes prior to maturity, the Company may not realize the full amount of its initial investment. At December 31, 2005, the Foreign Notes had a fair value of $48.5 million.

Under SFAS No. 133, the Foreign Notes are considered to be derivative financial instruments and are marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon is recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes is recorded as a component of accumulated other comprehensive income (loss).

For the year ended December 31, 2005, the combined overall fair value of the Foreign Notes decreased $1.5 million. The decrease is attributable to changes in the fair value of the conditional coupon resulting in

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

4.   MARKETABLE SECURITIES (Continued)

a loss of $2.6 million, which is recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $1.1 million, which is recorded as a component of accumulated other comprehensive income (loss) in the Balance Sheet.

The Company purchased the Foreign Notes to manage its foreign currency risks related to the strengthening of Asian currencies compared to the U.S. dollar, which would reduce the inventory purchasing power of the Company in Asia. However, the Company determined that the Foreign Notes did not qualify as hedging derivative instruments. Nevertheless, management believes that such instruments are useful in managing the Company’s associated risk.

5.   INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2004	2005
Product inventory	$47,881	$98,510
Less: reserve for obsolescence	(1,323)	(5,241)
	$46,558	$93,269

6.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2004	2005
Computer hardware and software	$16,717	$73,411
Furniture and equipment	8,128	8,920
Leasehold improvements	231	1,960
	25,076	84,291
Less: accumulated depreciation and amortization	(8,954)	(22,377)
	$16,122	$61,914

Depreciation and amortization of property and equipment totaled $2.3 million, $3.9 million, and $14.2 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Property and equipment included assets under capital leases of $2.8 million and $15.4 million at December 31, 2004 and 2005, respectively and accumulated amortization related to assets under capital leases of $1.3 million and $8.4 million, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

7.   OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2004	2005
Domain names and web development costs	$374	$667
Intangibles acquired in connection with Ski West acquisition	—	14,313
Less: accumulated amortization	(227)	(1,687)
	147	13,293
Deferred financing fees, net	206	208
Deposits and long-term prepaids	1,163	1,948
	$1,516	$15,449

Amortization of domain names and intangibles totaled $36,000, $61,000 and $1.4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

8.   ACQUISITIONS

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses). In addition, the Company may be subject to additional earn out payments (based on a percentage of operating profits for each of the next four years as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and the First Amendment to that Stock Purchase Agreement among the Company, Ski West, and all of the shareholders of Ski West dated March 1, 2006.

Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Ski West and as a result, the Company has recorded goodwill in connection with this transaction.

Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

8.   ACQUISITIONS (Continued)

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

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Any required earn out payments would further increase goodwill at the time the target operating results for the next four years are successfully achieved. Of the $10.4 million recorded in goodwill, the full amount is expected to be deductible for tax purposes, to the extent the Company has sufficient taxable income in the future.

The amounts allocated to intangible assets, and their estimated useful lives, was determined by management with the assistance of an independent appraisal and were attributed to the following categories (in thousands):

		Years
Enterprise information system	$860	5
Customer list	2,339	4
Supplier contracts	6,271	12
Web sites and destination portal	2,887	5
Non-competition agreements	1,956	2
	$14,313

During the year ended December 31, 2005, the Company recorded amortization expense attributable to the above intangible assets of approximately $1.3 million.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

9.   ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2005
Inventory received but not invoiced	$6,593	$9,614
Allowance for returns	2,835	5,576
Accrued payroll and other related costs	3,289	6,532
Deferred revenue	1,048	1,933
Accrued marketing expenses	5,236	10,161
Merchant processing fee accrual	643	841
Accrued freight	506	202
Accrued professional expenses	339	849
Accrued invoices	992	7,176
Accrued tax expenses	457	2,471
Other accrued expenses	979	1,492
	$22,917	$46,847

10.   BORROWINGS

In December 2004, the Company entered into an amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The original credit agreement (originally executed in February 2004) provided the Company with a revolving line of credit for the purpose of issuing up to $10.0 million of letters of credit for the purchase of inventory. As amended through December 31, 2005, the Amended Credit Agreement provided a revolving line of credit to the Company of up to $30.0 million and was scheduled to expire December 31, 2005. On December 31, 2005, the Company exercised its option to renew the Amended Credit Agreement through December 31, 2007. Included in the $30.0 million Amended Credit Agreement is a $15.0 million sub-limit for a revolving line of credit which the Company uses to obtain letters of credit to support inventory purchases.

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

The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at December 31, 2005.

On October 18, 2005, we entered into a sixth amendment to the credit agreement (“Sixth Amended Credit Agreement”). The Sixth Amended Credit Agreement eliminated the requirement that the Company maintain specified cash balances with Wells Fargo as a condition to the availability of advances under the facility, and substituted collateral consisting of foreign bond securities owned by the Company in an aggregate principal amount of $50.0 million to secure the Company’s obligations under the facility. The

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

10.   BORROWINGS (Continued)

$15.0 million sub-limit used to obtain letters of credit to support inventory purchases remained the same. We have an option to renew the Sixth Amended Credit Agreement annually. The Sixth Amendment increased the interest rate on fixed rate advances under the credit facility to 1.35% above LIBOR on the first day of each fixed rate term.

On December 12, 2005, the Company entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40 million. The Company has the right to increase the aggregate maximum amount available under the facility to up to $50 million during the first two years of the facility. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its obligations under its $30 million credit facility with Wells Fargo Bank, National Association. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties.

At December 31, 2005, $0 was outstanding on the line and letters of credit totaling $9.5 million were issued on behalf of the Company under the Amended Credit facility. There were no amounts drawn nor were there any outstanding letters of credit on the WFRF Agreement.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008. The Company expects that in the normal course of business, the leases will expire. Software and equipment acquired relating to the capital leases were $1.8 million and $15.4 million at December 31, 2004 and 2005, respectively, with accumulated depreciation and amortization of $395,000 and $10.1 million at those respective dates. Depreciation of assets recorded under capital leases was $395,000 and $9.7 million for the years ended December 31, 2004 and 2005, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

10.   BORROWINGS (Continued)

Future minimum lease payments under capital leases are as follows (in thousands):

Year Ending December 31,
2006	$7,249
2007	3,264
2007	7
Total minimum lease payments	10,520
Less: amount representing interest	(779)
Present value of capital lease obligations	9,741
Less: current portion	(6,683)
Capital lease obligations, non-current	$3,058

11.   3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). This includes $20.0 million of additional Senior Notes issued to the initial purchaser upon exercise of its 30-day purchase option to cover over-allotments. Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During 2004 and 2005, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $52,000 and $620,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2005. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1.6 million shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at December 31, 2005.

In June and November 2005, under the Share Repurchase Program (see Note 15), the Company retired $33.0 million and $10.0 million of its 3.75% Convertible Senior Notes (the “Senior Notes”), which were due on December 1, 2011 for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, we recognized a gain of $6.2 million, net of the

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

11.   3.75% CONVERTIBLE SENIOR NOTES (Continued)

associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of December 31, 2005, $74.9 million of the Senior Notes remained outstanding.

12.   COMMITMENTS AND CONTINGENCIES

Commitments

Through July 2005, the Company leased 43,000 square feet of office space under an operating lease which was originally scheduled to expire in January 2007. However, effective July 2005 this lease was terminated and replaced with a lease for a new office building in the Old Mill Corporate Center III in Salt Lake City, Utah. Pursuant to this agreement, the Company began leasing approximately 154,000 rentable square feet for a term of ten years beginning July 2005. In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2.0 million. The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within thirty days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease. The Company issued a letter of credit for $500,000 to the Lessor.

The Company leases 480,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

In June 2005, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in the next three years. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Year Ending December 31,
2006	$6,035
2007	6,656
2008	7,089
2009	7,650
2010	7,864
Thereafter	36,166
$71,460

Rental expense for operating leases totaled $2.0 million, $1.9 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Pledged Securities

The Company is required to pledge its foreign derivatives as collateral for a $30.0 million revolving line of credit (see Note 10).

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

12.   COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings

From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows. However, we do not currently believe that any of our outstanding litigation will have a material impact on our financial statements.

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

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. We have recently reached an agreement in principle which will settle and dismiss the case. We are currently working on a definitive settlement agreement with BTG.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a patent owned by Furnace Brook. After diligent efforts to show that we do not infringe these patents and Furnace Brook’s continual assertions that it would vigorously protect its intellectual property rights if we did not agree to enter into licensing arrangements with respect to the asserted patents, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005 we filed an answer denying the material allegations in Furnance

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

12.   COMMITMENTS AND CONTINGENCIES (Continued)

Brook’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Furnace Brook lawsuit is in the discovery stage, and we do not have sufficient information to assess the validity of the claims or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision. We intend to pursue this action vigorously.

13.   REDEEMABLE SECURITIES

In March 2002, the Company sold approximately 959,000 shares of mandatorily redeemable convertible preferred stock (“preferred stock”) for approximately $6.6 million, net of issuance costs. The preferred stock automatically converted to common stock on a 1:1 basis in connection with the initial public offering. As the fair value of the common stock to be received upon conversion was greater than the conversion price of the preferred stock at the date the preferred stock was issued, a beneficial conversion feature resulted in the amount of $6.6 million, which was calculated in accordance with Emerging Issues Task Force No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. This beneficial conversion feature was reflected as a deemed dividend in the statement of operations during the year ended December 31, 2002.

Redeemable common stock relates to warrants and securities that are subject to rescission. Sales of 858,000 shares of the common stock and the issuance of 185,000 warrants to certain individuals did not fully comply with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state security laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such registration or qualification, they may not have been exempt in several states. As a result, purchasers of our common stock in some states have the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expires, at the annual rate mandated by the state in which such shares were purchased. These interest rates range from 8% to 10% per annum. The rescission rights lapse on various dates through September 2006. At December 31, 2005, there were 446,000 shares of common stock and no warrants subject to rescission rights outstanding.

The Company has classified $3.2 million at December 31, 2005 related to the rescission rights outside of shareholders’ equity, because the redemption features are not within the control of the Company. However, management does not anticipate that holders of the redeemable common stock will exercise their rescission rights. Interest attributable to these securities is recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

14.   STOCKHOLDERS’ EQUITY

Reincorporation

In May 2002, the Company reincorporated in Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 5,000,000 shares of $0.0001 par value preferred stock. The Board of Directors may issue the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2005.

Warrants

In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2005, there were no warrants outstanding to purchase common stock of the Company. During 2003, 2004 and 2005, the number of warrants exercised was 50,000, 182,000 and 870,000, respectively.

15.   SHARE REPURCHASE PROGRAM

During January 2005, the Company’s Board of Directors authorized a share repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of its three-year share repurchase program to include the repurchase of its Convertible Senior Notes.

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

At the Company’s option, the purchased call options were settled in cash or stock, based on the market price of its common stock on the date of the settlement. Upon settlement, the Company either had its capital investment returned with a premium or received shares of its common stock, depending, respectively, on whether the market price of its common stock was above or below a pre-determined price agreed in connection with each such transaction.

Under the repurchase program, the Company repurchased approximately 665,000 shares of its common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the nine months ended September 30, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which the Company received in July 2005.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

16.   STOCK OPTION PLANS

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan and the 2002 Stock Option Plan (collectively, the “Plans”), in May 1999 and April 2002, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future shares will be granted under the 2002 Stock Option Plan. As of December 31, 2005, 1,100,000 shares are available for future grants under these Plans.

The following is a summary of stock option activity:

	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,415	$5.37	1,780	$8.39	1,512	$8.39
Granted at fair value	854	12.77	474	24.14	220	44.44
Exercised	(197)	4.69	(468)	6.75	(298)	8.56
Canceled/forfeited	(292)	9.12	(274)	13.26	(135)	24.08
Outstanding—end of year	1,780	8.39	1,512	12.90	1,299	18.09
Options exercisable at year-end	614	5.44	608	7.51	739	11.33

The following table summarizes information about stock options as of December 31, 2005:

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Shares	Weighted Average Exercise Price
$ 2.00-$ 4.99	83	$4.27	1.50	69	$4.14
$ 5.00-$ 6.99	269	5.07	0.94	263	5.07
$ 7.00-$11.99	96	10.32	1.78	76	10.71
$12.00-$17.99	303	13.22	2.55	166	13.26
$18.00-$53.45	548	30.62	3.57	165	22.67
	1,299	18.09	2.52	739	11.33

The weighted-average grant-date fair value of options granted during 2003, 2004 and 2005 was $8.27, $15.39 and $26.81 per share, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2004	2005
Risk-free interest rate	2.63%	2.61%	4.44%
Expected life (in years)	3	3	4
Volatility	104%	101%	73%
Expected dividend yield	0%	0%	0%

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

16.   STOCK OPTION PLANS (Continued)

Stock-based compensation

In connection with certain stock option grants to employees during the year ended December 31, 2002 the Company recognized approximately $3.5 million of unearned stock-based compensation for the excess of deemed fair value of shares of common stock subject to such options over the exercise price of these options at the date of grant. In 2004 and 2005, the company reversed $198,000 and $69,000, respectively, of unearned stock-based compensation due to forfeitures of unvested options. Such amounts are included as a component of stockholders’ equity and are being amortized over the vesting period in accordance with FASB Interpretation Number 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan. The Company recorded stock-based compensation expense of $846,000, $360,000 and $72,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

During the years ended December 31, 2003, 2004 and 2005, the Company granted 18,000, 25,000 and zero options to consultants, respectively. The Company recorded unearned stock-based compensation of $268,000, $2.0 million and $0 related to these grants, of which $177,000, $1.3 million and $72,000 was recognized in operations in 2003, 2004 and 2005, respectively. The fair value for these options was measured at the grant date and is remeasured at the end of each quarter until vesting is complete. At December 31, 2003, 2004 and 2005, the fair value of these options was calculated using a Black-Scholes option pricing model using risk-free rates of 2.59%, 3.45% and 4.34%, respectively, an expected life of 3 years, expected volatility of 105%, 96% and 0%, respectively, and a dividend yield of 0%.

17.   EMPLOYEE STOCK PURCHASE PLAN

Effective January 24, 2001, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide certain employees, directors and consultants an opportunity to purchase shares of its common stock annually, up to 5% of eligible compensation. During a specified open period as determined the Board of Directors, participants can purchase shares of stock at a value determined by the Company’s board of directors which approximates the deemed fair market value of the stock. As of the initial public offering, the ESPP was terminated. There were 14,000 and 6,000 shares issued under the ESPP during 2001 and 2002. There have not been any further issuances under the ESPP since 2002.

18.   EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $99,000, $124,000 and $261,000 during 2003, 2004 and 2005, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

19.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss for the years ended December 31, 2003, 2004 and 2005 is as follows (in thousands):

	Year ended December 31,
	2003	2004	2005
Net loss	$(11,548)	$(4,540)	$(24,918)
Net unrealized (loss) on marketable securities	(93)	(204)	(54)
Unrealized gain on foreign bonds	—	—	1,125
Foreign currency translation adjustment	(1)	22	86
Comprehensive loss	$(11,642)	$(4,722)	$(23,761)

20.   OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2003	2004	2005
Gain from early retirement of convertible senior notes	$—	$—	$6,158
Loss on disposal of software	—	—	(1,457)
Other	115	(49)	27
Other income (expense), net	$115	$(49)	$4,728

21.   INCOME TAXES

The components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2005 are as follows (in thousands):

	December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$25,036	$28,006
Temporary differences:
Accrued expenses	3,146	6,071
Reserves and other	1,865	4,147
	30,047	38,224
Deferred tax liabilities:
Temporary differences:
Depreciation	(2,597)	(1,639)
Valuation allowance	(27,450)	(36,585)
Net asset	$—	$—

As a result of the Company’s history of losses, a valuation allowance has been provided for the full amount of the Company’s net deferred tax assets. In management’s opinion, it is unlikely that such benefits will be realized.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

21.   INCOME TAXES (Continued)

At December 31, 2004 and 2005, the Company had net operating loss carryforwards of approximately $50.5 million and $58.0 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2019.

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2003	2004	2005
U.S. federal income tax benefit at statutory rate	$4,042	$1,589	$8,702
State income tax benefit, net of federal expense	372	148	847
Stock compensation expense	(384)	(127)	(25)
Other	(192)	525	389
Unrecognized benefit due to valuation allowance	(3,838)	(2,135)	(9,135)
Income tax benefit	$—	$—	$—

22.   RELATED PARTY TRANSACTIONS

As indicated in Note 13, the Company sold shares of mandatorily redeemable convertible preferred stock in March 2002, for which a deemed dividend was recorded as a result of the beneficial conversion feature. The total deemed dividend recorded for the year ended December 31, 2002 was $6.6 million, of which $1.0 million is attributable to preferred shares purchased by Haverford Internet, $1.2 million is attributable to preferred shares purchased by members of the board of directors, and $1.5 million is attributable to preferred shares purchased by family members of management.

On occasion, Haverford-Valley, L.C. (an entity owned by the Company’s president) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2003, 2004, and 2005 we reimbursed Haverford-Valley L.C. $236,000, $256,000, and $274,000, respectively, for these expenses.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

23.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. There were no inter-segment sales or transfers during 2003, 2004 or 2005. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Direct	Fulfillment partner	Consolidated
2003
Revenue	$138,134	$100,811	$238,945
Cost of goods sold	123,963	89,190	213,153
Gross profit	14,171	11,621	25,792
Operating expenses			(37,840)
Other income, net			500
Net loss			$(11,548)
2004
Revenue	$213,210	$281,425	$494,635
Cost of goods sold	184,928	243,468	428,396
Gross profit	28,282	37,957	66,239
Operating expenses			(71,128)
Other income, net			349
Net loss			$(4,540)
2005
Revenue	$324,875	$478,947	$803,822
Cost of goods sold	282,377	400,889	683,266
Gross profit	42,498	78,058	120,556
Operating expenses			(144,350)
Other income, net			(1,124)
Net loss			$(24,918)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse. Costs for this segment include product costs, inbound freight, warehousing, and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Websites. Prior to July 1, 2003, this was reported as the “commission revenue” segment, as only the commission portion of the sales transactions were recorded as revenue (i.e., recorded “net”). The costs for the previous commission segment only included credit card fees and customer service costs. From July 1, 2003 forward, due to a change in the company’s business practices, including the partner sales return process, these sales transactions are now recorded based upon the gross sales price. As a result, this segment’s name has been changed to the “fulfillment partner” segment, and the costs for this

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

23.   BUSINESS SEGMENTS (Continued)

segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

During the years 2003 through 2005, over 99% of sales were made to customers in the United States of America. At December 31, 2004 and 2005, all of the Company’s fixed assets were located in the United States of America.

24.   INDEMNIFICATIONS AND GUARANTEES

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

25.   VARIABLE INTEREST ENTITY

In August 2004, the Company entered into an agreement which allows the Company to lend up to $10.0 million to an entity for the purpose of buying diamonds and other jewelry, primarily to supply a new category within our jewelry store which allows customers purchasing diamond rings to select both a specific diamond and ring setting. In November 2004, the Company loaned the entity $8.4 million. The promissory note bears interest at 3.75% per annum. The Company receives fifty percent (50%) of any profits of the entity. Interest on the loan is due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, shall be due and payable. The promissory note is collateralized by all of the assets of the entity.

The Company has a ten year option to purchase (“Purchase Option”) 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option is the sum of (a) one thousand dollars, and (b) $3.0 million, which may be paid, at the Company’s election, in cash or by the forgiveness of $3.0 million of the entity’s indebtedness to the Company.

The entity was evaluated in accordance with FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51, and it was determined to be a variable interest

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

25.   VARIABLE INTEREST ENTITY (Continued)

entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity are consolidated into the financial statements of the Company.

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include (in thousands):

December 31, 2005
Cash	$295
Accounts receivable	113
Inventory	7,373
Prepaid expenses	—
Property and equipment	224
$8,005

During the first quarter of 2006, the Company temporarily removed the functionality for the customer to design jewelry from its website, and therefore the entity will sell its inventory through other sales channels.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

26.   QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2005. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Fiscal 2005 results include the acquisition of Ski West starting from July 1, 2005.

Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$38,580	$41,113	$43,928	$89,589	$67,884	$60,064	$68,449	$128,478
Fulfillment partner revenue	43,498	46,679	59,516	131,732	97,997	90,574	100,874	189,502
Total revenue	82,078	87,792	103,444	221,321	165,881	150,638	169,323	317,980
Cost of goods sold
Direct	34,859	36,645	38,491	74,933	58,260	51,562	59,170	113,385
Fulfillment partner	38,793	41,114	51,103	112,458	82,857	76,375	83,589	158,068
Total cost of goods sold	73,652	77,759	89,594	187,391	141,117	127,937	142,759	271,453
Gross profit	8,426	10,033	13,850	33,930	24,764	22,701	26,564	46,527
Operating expenses:
Sales and marketing expenses	4,377	6,605	9,398	20,153	16,825	14,495	17,960	30,371
Technology	1,371	1,830	2,267	2,980	4,095	6,094	8,082	9,861
General and administrative expenses	4,880	3,737	5,109	8,061	7,333	7,531	9,989	11,642
Amortization of stock-based compensation	135	123	18	84	20	53	(8)	7
Total operating expenses	10,763	12,295	16,792	31,278	28,273	28,173	36,023	51,881
Operating income (loss)	(2,337)	(2,262)	(2,942)	2,652	(3,509)	(5,472)	(9,459)	(5,354)
Interest income, net	98	127	168	780	644	896	(1,690)	(120)
Interest expense	(16)	(46)	(77)	(636)	(1,445)	(1,517)	(1,264)	(1,356)
Other income (expense), net	2	—	3	(54)	—	4,170 (1)	11	547
Net income (loss)	(2,253)	(2,181)	(2,848)	2,742	(4,310)	(1,923)	(12,402)	(6,283)
Deemed dividend related to redeemable common stock	(48)	(46)	(47)	(47)	(46)	(47)	(47)	(45)
Net income (loss) attributable to common shares	$(2,301)	$(2,227)	$(2,895)	$2,695	$(4,356)	$(1,970)	$(12,449)	$(6,328)
Net income (loss) per common share

—basic	$(0.14)	$(0.13)	$(0.16)	$0.14	$(0.22)	$(0.10)	$(0.66)	$(0.33)
—diluted	$(0.14)	$(0.13)	$(0.16)	$0.13	$(0.22)	$(0.10)	$(0.66)	$(0.33)
Weighted average common shares outstanding
—basic	16,646	17,577	18,284	19,016	19,862	19,709	18,844	19,311
—diluted	16,646	17,577	18,284	20,780	19,862	19,709	18,844	19,311

(1)              The gain realized during the quarter ended June 30, 2005 resulted from the retirement of $33.0 million of the 3.75% Convertible Senior Notes. See Note 11.

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2003
Deferred tax valuation allowance	$21,476	$3,839	$—	$25,315
Allowance for sales returns	465	11,463	10,818	1,110
Reserve for inventory obsolescence	1,011	1,763	1,636	1,138
Allowance for doubtful accounts	145	529	24	650
Year ended December 31, 2004
Deferred tax valuation allowance	$25,315	$2,135	$—	$27,450
Allowance for sales returns	1,110	36,975	35,250	2,835
Reserve for inventory obsolescence	1,138	1,008	823	1,323
Allowance for doubtful accounts	650	976	876	750
Year ended December 31, 2005
Deferred tax valuation allowance	$27,450	$9,135	$—	$36,585
Allowance for sales returns	2,835	62,178	59,437	5,576
Reserve for inventory obsolescence	1,323	4,706	788	5,241
Allowance for doubtful accounts	750	2,202	1,141	1,811