Form 10-Q
period 2006-03-31
OVERSTOCK.COM, INC
filed 2006-05-10
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐                                                                                     Accelerated filer ☒                                                                                          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                     ☒  No

There were 20,513,231 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 5, 2006.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signature

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

(Unaudited)

	December 31, 2005	March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$56,224	$2,618
Marketable securities	55,799	49,220
Cash, cash equivalents and marketable securities	112,023	51,838
Accounts receivable, net	11,695	8,266
Inventories, net	93,269	81,351
Prepaid inventory	9,633	8,839
Prepaid expenses	8,508	10,388

Total current assets	235,128	160,682

Restricted cash	253	55
Property and equipment, net	63,914	66,279
Goodwill	13,169	13,169
Other long-term assets, net	13,449	12,770

Total assets	$325,913	$252,955

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,436	$37,101
Accrued liabilities	46,847	31,167
Borrowings	—	20,000
Capital lease obligations, current	6,683	5,618

Total current liabilities	154,966	93,886
Capital lease obligations, non-current	3,058	3,969
Convertible senior notes	74,935	75,021

Total liabilities	232,959	172,876

Commitments and contingencies (Note 11)

Redeemable common stock, $0.0001 par value, 446 and 417 shares issued and outstanding as of December 31, 2005 and March 31, 2006	3,205	2,684

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2005 and March 31, 2006	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 20,571 shares and 20,701 shares issued as of December 31, 2005 and March 31, 2006, respectively	2	2
Additional paid-in capital	250,939	253,976
Accumulated deficit	(96,829)	(112,772)
Treasury stock, 1,687 and 1,669 shares at cost as of December 31, 2005 and March 31, 2006, respectively	(65,325)	(65,273)
Accumulated other comprehensive income	962	1,462

Total stockholders’ equity	89,749	77,395

Total liabilities, redeemable securities and stockholders’ equity	$325,913	$252,955

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2005	2006

Revenue
Direct	$67,884	$79,710
Fulfillment partner	97,997	100,496

Total revenue	165,881	180,206

Cost of goods sold (1):
Direct	58,262	70,703
Fulfillment partner	82,857	84,341

Total cost of goods sold	141,119	155,044

Gross profit	24,762	25,162

Operating expenses (1):
Sales and marketing	16,826	13,177
Technology	4,099	13,589
General and administrative	7,346	13,354

Total operating expenses	28,271	40,120

Operating loss	(3,509)	(14,958)

Interest income	644	315
Interest expense	(1,445)	(1,267)

Net loss	(4,310)	(15,910)
Deemed dividend related to redeemable common shares	(46)	(33)

Net loss attributable to common shares	$(4,356)	$(15,943)

Net loss per common share—basic and diluted	$(0.22)	$(0.82)
Weighted average common shares outstanding—basic and diluted	19,862	19,385

(1) Includes stock-based compensation from options as follows:
Cost of goods sold—direct	2	96
Sales and marketing	1	70
Technology	4	159
General and administrative	13	633

Total stock-based compensation	$20	$958

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (unaudited)

	Common stock		Additional Paid-in Capital	Accumulated deficit	Treasury stock		Accumulated Other Comprehensive Income (loss)	Total
	Shares	Amount			Shares	Amount
	(amounts in thousands)
Balance at December 31, 2005	20,571	$2	$250,939	$(96,829)	(1,687)	$(65,325)	$962	$89,749
Exercise of stock options and warrants	101	—	1,027	—	—	—	—	1,027

Treasury stock issued to employees as compensation	—	—	455	—	18	52	—	507

Stock-based compensation to consultants in exchange for services	—	—	43	—	—	—	—	43
Stock-based compensation expense from options	—	—	958	—	—	—	—	958
Deemed dividend related to redeemable common stock	—	—	—	(33)	—	—	—	(33)
Lapse of recission rights on redeemable common stock	29	—	554	—	—	—	—	554
Comprehensive income (loss):
Net loss	—	—	—	(15,910)	—	—	—	(15,910)
Unrealized gain on marketable securities	—	—	—	—	—	—	485	485
Cumulative translation adjustment	—	—	—	—	—	—	15	15
Total comprehensive loss								(15,410)

Balance at March 31, 2006	20,701	$2	$253,976	$(112,772)	(1,669)	$(65,273)	$1,462	$77,395

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2005	2006	2005	2006

Cash flows from operating activities:
Net loss	$(4,310)	$(15,910)	$(6,597)	$(36,518)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,635	6,835	4,816	20,814
Realized (gain) loss from marketable securities	(1)	(217)	(3)	3,135
Loss on disposition of property and equipment	—	598	34	2,055
Stock-based compensation expense from options	20	958	245	1,010
Stock options issued to consultants for services	(400)	43	598	54
Issuance of common stock from treasury stock as compensation	251	507	251	699
Amortization of debt discount and deferred financing fees	307	139	454	452
Gain from retirement of convertible senior notes	—	—	—	(6,158)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(752)	3,429	4,732	(928)
Inventories, net	(3,570)	11,918	(16,798)	(31,223)
Prepaid inventory	2,415	794	(6,697)	1,068
Prepaid expenses	(6,302)	(1,880)	(8,283)	(517)
Other long-term assets, net	(614)	47	(172)	(1,490)
Accounts payable	(24,200)	(64,335)	25,275	(3,680)
Accrued liabilities	346	(15,680)	13,795	7,540

Net cash provided by (used in) operating activities	(35,175)	(72,754)	11,650	(43,687)

Cash flows from investing activities:
(Increase) decrease in restricted cash	590	198	(1,012)	957
Investments in marketable securities	(125,944)	—	(216,263)	(59,599)
Sales of marketable securities	59,262	7,281	73,444	164,284
Expenditures for property and equipment	(13,030)	(6,845)	(21,364)	(38,555)
Proceeds from sale of property and equipment	—	—	20	1
Acquisition of Ski West (net of cash acquired)	—	—	—	(24,620)
Other investments	—	(100)	—	(100)

Net cash provided by (used in) investing activities	(79,122)	534	(165,175)	42,368

Cash flows from financing activities:
Payments on capital lease obligations	(151)	(2,428)	(789)	(9,363)
Drawdown on line of credit	—	30,728	1,000	42,596
Payoff of line of credit	—	(10,728)	(1,000)	(22,596)
Proceeds from issuance convertible senior notes	—	—	116,199	—
Payments to retire convertible senior notes	—	—	—	(35,670)
Payments of deferred financing fees	—	—	(301)	—
Proceeds from the issuance of common stock	—	—	113,064	—
Purchase of treasury stock	—	—	—	(24,133)
Purchased call options for purchase of treasury stock	(47,507)	—	(47,507)	—
Settlement of call options for cash	—	—	—	7,937
Exercise of stock options	906	1,027	3,027	7,436

Net cash provided by (used in) financing activities	(46,752)	18,599	183,693	(33,793)

Effect of exchange rate changes on cash	(18)	15	5	119

Net decrease in cash and cash equivalents	(161,067)	(53,606)	30,173	(34,993)

Cash and cash equivalents, beginning of period	198,678	56,224	7,438	37,611

Cash and cash equivalents, end of period	$37,611	$2,618	$37,611	$2,618

Supplemental disclosures of cash flow information:
Interest paid	$586	$278	$735	$4,800
Supplemental disclosure of non-cash activities:
Deemed dividend on redeemable common shares	$46	$33	$186	$172
Lapse of recission rights	$—	$554	$—	$700
Equipment and software acquired under capital leases	$15,197	$2,274	$17,012	$2,823
Settlement of purchased call options for treasury stock	$—	$—	$—	$41,121

Fair value of assets acquired, net of cash acquired	$—	$—	$—	$25,956
Fair value of liabilities assumed	—	—	—	(1,336)
Cash paid to purchase businesses	$—	$—	$—	$24,620

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of a variable interest entity for which the Company is the primary beneficiary (see Note 13). All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the first quarters of 2005 and 2006, the Company capitalized $11.3 million and $8.1 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $236,000 and $559,000 for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $16.5 million and $12.5 million during the three months ended March 31, 2005 and 2006, respectively.

Stock-based Compensation

As of January 1, 2006, we adopted SFAS 123(R) Share-based Payment – an Amendment of FASB Statements No 123 and 95, which requires us to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 7).

Recent accounting pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-I and SFAS 124-I, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3. MARKETABLE SECURITIES

The Company’s marketable securities consist of Foreign Corporate Securities at March 31, 2006 as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Recognized loss on Derivative Security	Estimated Fair Value

Foreign corporate securities	$49,937	$1,610	$—	$(2,327)	$49,220

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which fully mature in November 2006 for $50.0 million in cash . The Foreign Notes do not have a stated interest rate, but are structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon will provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If the Company redeems the Foreign Notes prior to maturity, the Company may not realize the full amount of its initial investment. At March 31, 2006, the Foreign Notes had a fair value of $49.2 million.

Under SFAS No. 133, the Foreign Notes are considered to be derivative financial instruments and are marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon is recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes is recorded as a component of accumulated other comprehensive income (loss).

For the quarter ended March 31, 2006, the combined overall fair value of the Foreign Notes increased $758,000. The increase is attributable to changes in the fair value of the conditional coupon resulting in a gain of $273,000, which is recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $485,000, which is recorded as a component of accumulated other comprehensive income (loss) on the Balance Sheet.

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

On April 26, 2006, the Company sold the Foreign Notes for $49.5 million resulting in a total gain on the bond instrument of $1.9 million, comprised of the realization of $1.6 million of unrealized gains and an additional $300,000 gain which the Company will recognize in the second quarter of 2006.

The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit (see Note 9). Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see Note 9) are now collateralized by cash balances held at Wells Fargo Bank, National Association.

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss for the three months ended March 31, 2005 and 2006 is as follows (in thousands):

	Three months ended March 31,
	2005	2006

Net loss	$(4,310)	$(15,910)
Unrealized loss on marketable securities	(327)	—
Unrealized gain on Foreign Notes	—	485
Foreign currency translation adjustment	(18)	15

Other comprehensive loss	$(4,655)	$(15,410)

5. EARNINGS (LOSS) PER SHARE

In accordance with SFAS 128 “Earnings per share”, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2005	2006
Net loss attributable to common shares	$(4,356)	$(15,943)
Weighted average common shares outstanding—basic	19,862	19,385
Effective of dilutive securities:
Employee stock options and warrants	—	—
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	19,862	19,385
Earnings (loss) per common share—basic:	$(0.22)	$(0.82)
Earnings (loss) per common share—diluted:	$(0.22)	$(0.82)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at each quarter-end was 1,468,000 shares and 1,181,000 shares for 2005 and 2006, respectively. There were 863,000 warrants outstanding at March 31, 2005. No warrants were outstanding at March 31, 2006. As of March 31, 2006, the Company had $75.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three-month periods ended March 31, 2005 or 2006. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2005 and 2006 (in thousands):

	Three months ended March 31,
	Direct operations	Fulfillment partner operations	Consolidated
2005
Revenue	$67,884	$97,997	$165,881
Cost of goods sold	58,262	82,857	141,119

Gross profit	$9,622	$15,140	24,762
Operating expenses			(28,271)
Other income (expense), net			(801)

Net loss			$(4,310)

2006
Revenue	$79,710	$100,496	$180,206
Cost of goods sold	70,703	84,341	155,044

Gross profit	$9,007	$16,155	25,162
Operating expenses			(40,120)
Other income (expense), net			(952)

Net loss			$(15,910)

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

For the quarters ended March 31, 2005 and 2006, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2005 and March 31, 2006, all of the Company’s fixed assets were located in the United States of America.

7. STOCK-BASED COMPENSATION

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. The intrinsic value method of accounting resulted in compensation expense for for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, the previously recognized expense was reversed as an offset to operating expenses.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

(in thousands, except per share amounts)	Three months ended March 31, 2005

Net loss, as reported	$(4,310)

Add: Stock-based compensation, as reported	20

Deduct: Total stock-based compensation expense determined using SFAS 123(R) fair value based method for all awards	(904)

Pro forma net loss – SFAS 123 fair value adjusted	$(5,194)

Net loss per common share
Basic and diluted—as reported	$(0.22)
Basic and diluted—pro forma	$(0.26)

Adoption of SFAS 123(R)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the BSM valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

The adoption of SFAS 123(R) did not result in a cumulative benefit from accounting change, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted, as we did not have unvested employee stock awards for which compensation expense was recognized prior to adoption of SFAS No. 123(R).

Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of the adoption of SFAS 123(R), we had fully reserved against any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The application of SFAS 123(R) had the following effect on the first quarter of March 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments

Operating loss	$(958)
Net loss	$(958)

Net loss per common share – basic and diluted	$(0.05)

Valuation Assumptions for Stock Options

During the first quarter of 2006, 13,000 options were granted to employees with an estimated total grant-date fair value of $201,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $52,000. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options of $958,000 for all unvested options granted prior and after the adoption of SFAS 123(R).

The fair value for each stock option granted during the first quarter of 2005 and 2006 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Three months ended March 31,
	2005	2006

Average risk-free interest rate	3.96%	4.84%
Average expected life (in years)	3.0	3.5
Volatility	95.0%	86.4%

Expected Volatility:  The fair value of stock based payments were valued using a volatility factor based on the Company’s historical stock prices.

Expected Term:  The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards.

Expected Dividend:  The Company has not paid any dividends and does not anticipate paying dividends in the foreseeable future.

Risk-Free Interest Rate:   The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers voluntary and involuntary termination behavior.

Stock Option Activity

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of March 31, 2006, 1,117,000 shares are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,299	$18.09
Granted	13	24.61
Exercised	(101)	9.30
Forfeited	(30)	15.70
Outstanding at March 31, 2006	1,181	18.97

Options exercisable at year-end	716	13.44

The following table summarizes information about stock options as of March 31, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$2.00-$4.99	76	$4.37	1.31	$1,646	67	$4.29	1.27	$1,441
$ 5.00-$6.99	227	5.07	0.79	4,724	227	5.07	0.79	4,724
$7.00-$11.99	78	10.66	1.44	1,195	66	11.02	1.33	991
$12.00-$17.99	264	13.23	2.31	3,357	161	13.28	2.27	2,031
$18.00-$58.30	536	30.96	3.38	1,792	196	27.17	3.03	926
	1,181	18.97	2.38	12,713	716	13.44	1.83	10,111

Total compensation costs related to nonvested awards was approximately $7.1 million as of March 31, 2006. These nonvested awards are expected to be exercised over the weighted average period of 2.38 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $25.93 during the quarter ended March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of March 31, 2006 was 646,000.

The weighted average exercise price of options granted during the three months ended March 31, 2006 was $24.61 per share. The total fair value of the shares vested during the three months ended March 31, 2006 was $1.4 million. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was $1.7 million. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 was approximately $1.0 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

8. PERFORMANCE SHARE PLAN

In January 2006, the Board and Compensation Committee adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant, but at the Company’s sole option the Company may make a payment of estimated amounts payable to a plan participant after two years.

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual.periods prior to the completion of the three-year measurement period, the Company must record compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If the Company were to use different assumptions, the estimated compensation charges could be significantly different.

As of March 31, 2006, the Company has accrued approximately $400,000 in compensation expense under the plan.

9. BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007, however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The

Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at March 31, 2006.

At March 31, 2006, borrowings under the Amended Credit Agreement were collateralized by the Company’s Foreign Notes, which had an aggregate principal amount of $50.0 million. On April 26, 2006, the Company sold the Foreign Notes and borrowings under the Amended Credit Agreement are now collateralized by cash balances held at Wells Fargo Bank, National Association.

At March 31, 2006, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $13.1 million were issued on behalf of the Company.

$40.0 million WFRF Agreement

On December 12, 2005, the Company entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. The Company has the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, National Association. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of March 31, 2006.

At March 31, 2006, the Company had $20.0 million of borrowings on the WFRF Agreement.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008. Software and equipment acquired relating to the capital leases totaled $15.4 million and $17.7 million at December 31, 2005 and March 31, 2006, respectively, with accumulated amortization of $10.1 and $11.0 million at those respective dates. Depreciation of assets recorded under capital leases was $553,000 and $1.5 million for the quarters ended March 31, 2005 and 2006, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve Months Ending March 31,
2007	$5,654
2008	3,967
2009	2
Total minimum lease payments	9,623
Less: amount representing interest	(36)
Present value of capital lease obligations	9,587
Less: current portion	(5,618)
Capital lease obligations, non-current	$3,969

10.  3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the first quarters of 2004 and 2005, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $0 and $139,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, originally approximately 1.6 million shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at March 31, 2006.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of March 31, 2006, $77.0 million of the Senior Notes remained outstanding.

11.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company began leasing approximately 154,000 rentable square feet for a term of ten years beginning July 2005. In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company will pay the costs of certain improvements to the leased office space. The amount of the costs is estimated to be approximately $2.0 million. The OMIII Agreement requires the Company to reimburse the Lessor for the amount of the costs within thirty days after presentation of invoices or written requests for reimbursement. The OMIII Agreement also requires the Company to provide either a cash deposit or a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease. The Company’s bank issued a letter of credit for $500,000 to the Lessor on behalf of the Company.

The Company leases 480,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

In June 2005, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in the next three years. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Twelve months ended March 31,
2007	$7,639
2008	6,851
2009	7,396
2010	8,491
2011	7,961
Thereafter	33,616
$71,954

Rental expense for operating leases totaled $644,000 and $1.3 million for the quarters ended March 31, 2005 and 2006, respectively.

Legal Proceedings

From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows. However, we do not currently believe that any of our outstanding litigation will have a material adverse effect on our financial statements.

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. We have recently reached an agreement in principle that will settle and dismiss all of the cases. We are currently working on a definitive settlement agreement with Tiffany.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. We have recently reached an agreement in principle that will settle and dismiss the case. We are currently working on a definitive settlement agreement with BTG.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnance Brook’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Furnace Brook lawsuit is in the discovery stage, and we do not have sufficient information to assess the probability of success or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision; the court has ruled that this appeal stays discovery in the case. We intend to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company intends to review the subpoena and respond in due course.

12. INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable. The Company carries specific and general liability insurance policies that the Company believes would, in most circumstances, provide some, if not total coverage for any claims arising from these indemnifications.

13. VARIABLE INTEREST ENTITY

In August 2004, the Company entered into an agreement which allows the Company to lend up to $10.0 million to an entity for the purpose of buying diamonds and other jewelry, primarily to supply a new category within our jewelry store which allows customers purchasing diamond rings to select both a specific diamond and ring setting. In November 2004, the Company loaned the entity $8.4 million. The promissory note bears interest at 3.75% per annum. In addition, the Company receives fifty percent (50%) of any profits of the entity. Interest on the loan is due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, shall be due and payable. The promissory note is collateralized by all of the assets of the entity.

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

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include (in thousands):

March 31, 2006
Cash	$321
Accounts receivable	87
Inventory	7,282
Prepaid expenses	32
Property and equipment	210
$7,932

During the first quarter of 2006, the Company temporarily removed the functionality for its customers to design jewelry from its Website, and therefore the entity plans to sell its inventory through other sales channels.

14. SUBSEQUENT EVENTS

On April 26, 2006, the Company sold the Foreign Notes for $49.5 million resulting in a total gain on the bond instrument of $1.9 million, comprised of the realization of $1.6 million of unrealized gains and an additional $300,000 of recognized gain which the Company will record in the second quarter of 2006. As a result, the Company’s obligations under the Amended Credit Agreement are now secured by its cash deposits with Wells Fargo.

On May 1, 2006, the Company sold approximately 1.0 million shares of common stock for an aggregate price of $25.0 million. On May 8, 2006, the Company agreed to sell an additional 700,000 shares of common stock for an aggregate price of $16.8 million. On May 9, 2006 the Company offered to terminate this purchase agreement, and on May 10, 2006 the purchaser elected to do so.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company intends to review the subpoena and respond in due course.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10–Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A – Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and limited travel services, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMVG”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods—between our customers. Our Website includes five main tabs: Shopping; Books, Music, Movies and Games; Bulk Buys & Business Supplies; Auctions; and Travel.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. In eight departments under the Shopping tab on our main Website, www.overstock.com, we offer approximately 62,000 products on our shopping tab and approximately 725,000 products on our BMVG tab.

Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We utilize the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our objective is to provide a one-stop destination for discount shopping for products and services proven to be successfully sold through the Internet.

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. As previously mentioned, our shopping business includes both a “direct” business and a “fulfillment partner” business. During the quarter ended March 31, 2006, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the quarter ended March 31, 2006, we fulfilled approximately 38% of all orders through our warehouses. Our warehouses generally ship between 12,000 and 14,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 450 third parties which post approximately 62,000 non-BMVG products, as well as most of the BMVG products and a portion of our current travel offerings, on our Websites.

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

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMVG) and not necessarily to our auction or travel tabs on our Websites.

Bulk buys and business supplies business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered). The terms of this program include an annual fee ($99.95), Club O Gold pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team. During 2005, we morphed this program into our “Bulk Buys & Business Supplies” tab. For this tab, we eliminated the membership fee, and have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies. The majority of revenue from our bulk buys and business supplies business is included in the fulfillment partner segment, as most of the product sold is supplied by fulfillment partners.

Travel business

We operate a discount travel department as part of our Website. We use fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). We currently offer air, hotel and car reservation services as well as cruise and vacation packages.

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”), an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses) for Ski West, and we may be subject to additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and the First Amendment to the Stock Purchase Agreement dated March 1, 2006, among the Company, Ski West, and all of the former shareholders of Ski West.

Effective upon the closing, Ski West became our wholly-owned subsidiary, and we integrated the Ski West travel offerings with our existing travel offerings and changed its name to OTravel.com, Inc. OTravel.com generates merchant hotel revenues, which are billed to customers and recognized on a “net” basis at the time of booking since all transactions are nonrefundable and generally noncancelable and OTravel.com has no significant post-delivery obligations. A reserve for chargebacks and cancellations is recorded at the time of the transaction based on historical experience.

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

Auctions business

We operate an online auction service as part of our Website. Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We are not the seller of the items sold on the auction site and we have no control over the pricing of those items. Therefore, for these sales we record only our listing fees and commissions for items sold as revenue. Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to segregate as its own segment.

Cost of goods sold

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, fixed warehouse costs, warehouse handling costs, credit card fees, customer service costs and stock-based compensation.

Operating expenses

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising. For the three months ended March 31, 2005 and 2006, our advertising expenses totaled approximately $16.5 million and $12.5 million, respectively, representing 98% and 95%, respectively, of sales and marketing expenses for those respective periods.

Technology expenses consist of wages and benefits for technology personnel, rent, utilities, connectivity charges, as well as support and maintenance and depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits for executive, legal, accounting, merchandising and administrative personnel, rent and utilities, travel and entertainment, depreciation and amortization of intangible assets and other general corporate expenses.

Under SFAS No. 142, any remaining goodwill is not amortized, but is evaluated at least annually for impairment. There were no impairments of goodwill during the quarters ended March 31, 2005 and 2006. In 2005, the Company recorded $10.4 million of goodwill in conjunction with the acquisition of Ski West, Inc.

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

•              internal use software;

•     accounting for income taxes;

•     valuation of long-lived and intangible assets and goodwill; and

•              stock based compensation and performance share plan.

Revenue recognition.   We derive our revenue from four sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) merchant hotel revenues; and (iv) commission revenue from our auctions and agency travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction, travel services and bulk buys were not material in the first quarters of 2005 and 2006 and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue. In addition, amounts received in advance for gift cards, and marketing royalties related to our co-branded credit card program are recorded as deferred revenue and recognized in the period earned.

Accounting for merchant and agency revenues for our Travel subsidiary.   The determination of gross versus net presentation is based principally on the company’s consideration of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” including the weighing of the relevant qualitative factors regarding our status as the primary obligor, and the extent of pricing latitude and inventory risk. The method of merchant revenue presentation by the Company does not impact operating profit, net income, or cash flows, but rather revenues and cost of sales.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.   Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.6 million and $2.2 million as of December 31, 2005 and March 31, 2006, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $1.2 million and $2.6 million as of December 31, 2005 and March 31, 2006, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. As of March 31, 2006, our inventory balance was $81.4 million, net of allowance for obsolescence or damaged inventory of $3.3 million. At December 31, 2005, our inventory balance was $93.3 million, net of reserve for obsolescence or damaged inventory of $5.2 million.

Internal-Use Software and Website Development. Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our websites and processes supporting our business. As required by Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the first quarters of 2005 and 2006, we capitalized $11.3 million and $8.1 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $236,000 and $559,000 for those respective periods.

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

Valuation of long-lived and intangible assets and goodwill.   Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $13.2 million as of December 31, 2005 and March 31, 2006. There was no impairment of goodwill or long-lived assets during the quarters ended March 31, 2005 and 2006.

Stock-based compensation.   As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We have utilized a Black-Scholes-Merton valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility:  The fair value of stock options were valued using a volatility factor based on the Company’s historical stock prices.

Expected Term:  The Company’s expected term represents the period that the Company’s stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards.

Expected Dividend:  The Company has not paid any dividends and does not anticipate paying dividends in the foreseeable future.

Risk-Free Interest Rate:   The Company bases the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, the Company considers voluntary and involuntary termination behavior.

Performance Share Plan. In January 2006 the Board and Compensation Committee  adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant, but at the Company’s sole option the Company may make a payment of estimated amounts payable to a plan participant after two years.

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual.periods prior to the completion of the three-year measurement period, we must record compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

As of March 31, 2006, we had accrued approximately $400,000 in compensation expense under the plan.

Recent Accounting Pronouncements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-I and SFAS 124-I, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the three-step determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005. The accounting requirements of FSP 115-1 are effective for us on January 1, 2006 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations—2005 compared to 2006

Revenue

Total revenue grew from $165.9 million during the first quarter of 2005, to $180.2  in 2006, representing growth of 9%. During this same period, direct revenue increased from $67.9 million to $79.7 million (17% growth) and fulfillment partner revenue grew from $98.0 million to $100.5 million (3% growth).

The 9% revenue growth we experienced during the first quarter of 2006 was much slower than our historical year over year growth rates have been. This was primarily the result of our focus on improving and fine-tuning system issues that we experienced during the last few months of 2005 that caused growth to begin slowing the last half of the year. Additionally, we believe that this is partially a result of our reducing marketing expenditures by 22% in the first quarter of 2006 ($13.5 million versus $16.5 million during the first quarter of 2005) while we focused our resources on completing prior year initiatives and enhancing the customer experience by improving internal business processes. We anticipate that this strategy will continuethrough the third quarter of 2006, and therefore anticipate similar reduced year over year revenue growth rates during these quarters.

Gross Margins

Total Gross Margins—Cost of goods sold increased $13.9 million or 10%, from $141.1 million during the quarter ended March 31, 2005 to $155.0 million during the quarter ended March 31, 2006. Total revenue increased 9% (from $165.9 million to $180.2 million) while gross profit increased 2% (from $24.8 million to $25.2 million) during the same periods. As a percent of total revenue, cost of goods sold  increased from 85.1% to 86.0% for those respective periods resulting in gross margins of 14.9% and 14.0% for the quarters ended  March 31, 2005 and 2006, respectively.

Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct business and fulfillment partners; changes in vendor pricing; lowering prices for customers, including competitive pricing and inventory management decisions within the direct business; warehouse management costs;

customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross margins on retail sales.

Direct Gross Margins—Gross profits for our direct business decreased 6% from $9.6 million for the quarter ended March 31, 2005 to $9.0 million recorded during the same period in 2006. Gross profits as a percentage of direct revenue were 14.2% and 11.3% for the quarters ended March 31, 2005 and 2006, respectively. The lower gross margins experienced by the direct business are a function of three primary factors. Warehouse costs were higher due to carryover from the systems problems that plagued us in the last part of 2005. To address these issues, we are currently working on an improved build-out of our Salt Lake City warehouse, and we anticipate a decrease in handling costs when this is completed in June. Customer service costs also remained high due to our system problems in 2005, as we emphasized the quality of the customer service experience over cost in the first quarter of 2006. When our new customer service application goes live in June, we expect a significant decrease in these costs. In addition, in our efforts to decrease inventory, we marked down inventory more aggressively than in the past. We expect that inventory markdowns will have a similar effect on margins in the second quarter as we continue to work to decrease overall inventory levels.

Fulfillment Partner Gross Margins—Our fulfillment partner business generated gross profits of $15.1 million and $16.2 million for the quarters ended March 31, 2005 and 2006, respectively, an increase of 7%. Gross profits as a percentage of fulfillment partner revenue increased from 15.4% during the first quarter of 2005 to 16.1% during the first quarter of 2006.

The increase in gross profits for our fulfillment partner operations was largely due to improvements in product costs, as well as a decrease in BMVG gross bookings as a percentage of fulfillment partner revenue, from 20% in the first quarter of 2005 to 14% in the first quarter of 2006. Gross margins for BMVG products have historically been lower than those of other product categories. The improvements in partner gross profits were partially offset by increased customer services costs incurred in connection with fulfillment partner sales due to issues discussed above.

Travel and Auctions Gross Margins - Fulfillment partner gross margins were augmented by the historically higher gross margins from the Travel and Auctions businesses. The gross profits generated by the travel business this year are primarily a result of merchant hotel revenue related to the operations of Ski West, which we acquired on July 1, 2005. Since revenues from sales in both of these businesses are recorded on a net basis, they result in  higher gross margins than our shopping business.

Fulfillment

Fulfillment costs during the quarters ended March 31, 2005 and 2006 were $11.9 million and $16.9 million, respectively, or 7% and 9% of total revenue for those respective periods. Fulfillment costs include warehousing costs (excluding packaging costs), customer service costs and credit card fees. Fulfillment costs as a percentage of sales may vary due to several factors, such as such as significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

	Three months ended March 31,
(in thousands)	2005		2006
Total revenue	$165,881	100%	$180,206	100%
Cost of goods sold
Product costs and other cost of goods sold	129,203	78%	138,065	77%
Fulfillment costs	11,916	7%	16,979	9%
Total cost of goods sold	141,119	85%	155,044	86%
Gross profit	$24,762	15%	$25,162	14%

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

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $16.8 million and $13.2 million for the quarters ended March 31, 2005 and 2006, respectively, representing a decrease of 22%. For the quarters ended March 31, 2005 and 2006, sales and marketing expenses equaled 10% and 7%, respectively, of total revenue.

We direct customers to our Websites primarily through a number of targeted online marketing channels, such as sponsored search, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

We reduced marketing expenditures in the first quarter of 2006 to focus our resources on completing prior year initiatives and improving internal business processes. Overall revenue increased 9% from the first quarter of 2005 to the first quarter of 2006, while marketing expenditures decreased 22% as we discontinued the least effective marketing efforts in both on-line and television, print and radio campaigns. We intend to continue to spend less on marketing expenditures during the first three quarters of 2006 as we focus on making improvements to existing business processes.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also included $70,000 of stock-based compensation related to the adoption of SFAS 123(R) in the first quarter of 2006, compared to $1,000 in the same quarter of 2005.

Technology expenses.   Technology expenses increased 232%, from $4.1 million during the quarter ended March 31, 2005 to $13.6 million during same period in 2006.

We incurred a “stair-step” increase in technology costs during last nine months of 2005, as we made a significant investment in all of our major systems. As a result,  technology expenses are much higher in the first quarter of 2006 than they were in the first quarter of 2005. The increases in expense are related primarily to increased depreciation expense, as well as increases in maintainance and support costs, and increased IT personnel, including consultants. These increased expenses, combined with slowing growth, will result in a significant increase in technology expenses as a percent of sales for the first nine months of 2006.

Although we plan to continue to invest in technology, we expect overall capital expenditures to decrease to approximately $30-$35 million, or half of 2005 levels. This includes some additional investment in our newly expanded infrastructure, including hardware and software used to enhance performance, reliability and stability.

Technology expenses also included $159,000 of stock-based compensation related to the adoption of SFAS 123(R) in the first quarter of 2006, compared to $4,000 during the same quarter of 2005.

General and administrative expenses.   General and administrative expenses increased 82% from $7.3 million during the quarter ended March 31, 2005 to $13.4 million during the same quarter in 2006, representing 4% and 7% of total revenue for each of the respective periods.

The increase in general and administrative expenses in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 relates to increases in payroll-related expenses, professional fees, merchandising, legal and finance costs. Also in the third quarter of 2005, we relocated our corporate offices to larger facilities. As a result we now incur additional rent expense of approximately $1.0 million quarterly. Slowing growth, combined with these increases in G&A expense, will result in a significant increase in G&A expense as a percent of sales for the first nine months of 2006.

We incurred approximately $633,000 of stock-based compensation within general and administravive expenses for the quarter ended March 31, 2006. We incurred $13,000 in the same quarter of 2005.

Overall, a much bigger portion of our technology and general and administrative expenses are now non-cash. We estimate that total depreciation expense will approximate $30 million in 2006. Therefore, including stock-based compensation, these non-cash expenses are estimated to be around $35 million for the year, compared to approximately $16 million of these non-cash expenses in 2005.

Performance Share Plan. In January 2006, the Board and Compensation Committee adopted the Overstock.com Performance Share Plan and approved grants to our executive officers and certain employees. The Performance Share Plan provides for a three-year period for the measurement of our attainment of the performance goal described in the form of grant, but at the our sole option we may make a payment of estimated amounts payable to a plan participant after two years.

During the quarter ended March 31, 2006, approximately $400,000 in compensation expense under the plan has been included in general and administrative expenses.

Non-operating income (expense)

Interest income, interest expense and other income (expense).

The primary components of our net interest income, interest expense and other income (expense) are the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees.

Interest income decreased from $644,000 during the quarter ended March 31, 2005 to $315,000 during the same quarter in 2006 due primarily to a decrease in the amount of cash available to invest. The interest income in the first quarter of 2006 was primarily the result of an increase in the  valuation of our foreign bonds.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). For the quarter ended March  31, 2006, the combined  fair value of the Foreign Notes increased $758,000. The increase is attributable to changes in the fair value of the conditional coupon resulting in a gain of $273,000, which was recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $485,000, which was recorded as a component of other comprehensive income (loss) in the Balance Sheet. See Note 3—Marketable Securities”. On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in a total gain on the bond instrument of $1.9 million, comprised of $1.6 million of unrealized gains and $300,000 of gain which we will recognize in the second quarter of 2006.

Interest expense is largely related to our convertible notes, capital leases and our line of credit. Interest expense decreased from $1.4 million during the quarter ended March 31, 2005 to $1.3 million during the same period in 2006.

Income taxes

Income taxes.   For the quarters ended March 31, 2005 and 2006, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2005 and March 31, 2006, we had net operating loss carryforwards of approximately $58.0 million and $82.6 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2019.

Supplemental Information about Stock-Based Compensation

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

The following table illustrates the effects on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended March 31, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

Three months ended March 31,
(in thousands, except per share amounts)	2005

Net loss, as reported	$(4,310)

Add: Stock-based compensation, as reported	20

Deduct: Total stock-based compensation expense determined using SFAS 123(R) fair value based method for all awards	(904)

Pro forma net loss – SFAS 123 fair value adjusted	$(5,194)

Net loss per common share
Basic and diluted—as reported	$(0.22)
Basic and diluted—pro forma	$(0.26)

Adoption of SFAS 123(R)

As of January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the BSM valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the  straight-line method under SFAS 123(R).

The adoption of SFAS 123(R) did not result in a cumulative benefit from accounting change, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted, as we did not have unvested employee stock awards for which compensation expense was recognized prior to adoption of SFAS No. 123(R).

On March 29, 2005, the SEC published Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. We have reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The application of SFAS 123(R) had the following effect on the first quarter of March 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments

Operating loss	$(958)
Net loss	$(958)

Net loss per common share – basic and diluted	$(0.05)

Seasonality

Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our revenues for each of the quarters available since 2000 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2006	$180,206
2005	165,881	$150,638	$169,323		$317,980
2004	82,078	87,792	103,444		221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529
2001	9,578	7,407	8,744		14,274
2000	2,257	3,795	4,339		15,132

*       Note that total revenue since the third quarter of 2003 reflects the change in our policy in which sales by fulfillment partners are recorded “gross” instead of “net” as in prior quarters.

Liquidity and Capital Resources

At March 31, 2006, our cash and cash equivalents balance was $2.6 million and our marketable securities totaled $49.2 million. Subsequent to the end of the first quarter, we sold the marketable securities for $49.5 million in cash, and raised approximately $25.0 million by selling common stock to one investor. On May 8, 2006 we agreed to sell an additional 700,000 shares of common stock to another investor for an aggregate price of $16.8 million; however, on May 9, 2006 we offered to terminate this purchase agreement, and on May 10, 2006 the investor elected to do so.

Our operating activities resulted in net cash outflows of $35.2 million and $72.8 million for the quarters ended March 31, 2005 and 2006, respectively. The primary use of cash and cash equivalents during the first quarter of 2006 was to fund our operations, including net losses of $15.9 million, as well as a  reduction in accounts payable and accrued liabilities by $64.3 million and $15.7 million, respectively. This was offset by the cash provided from a reduction in inventory of $11.9 million and collections of accounts receivable of $3.4 million. We plan to enhance operating cash flows by reducing inventory an additional $15 to $20 million over the next few months.

We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally decline during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances in the first quarter each year.

Due to the seasonality in our sales and operating cash flows on a quarterly basis, we believe the trailing twelve month (“TTM”) operating cash flow to be a better indication of our true operating cash flow. For the twelve months ending March 31, 2006, the TTM operating cash flows were $(43.7) million versus $11.7 million for the TTM ending March 31, 2005. Of this amount, $31.0 million relates to increased inventory balances in 2006 over 2005, with the balance primarily a result of cash losses over the past twelve months.

Net cashflows used in investing activities totaled $79.1 million and $534,000 for the quarters ended March 31, 2005 and 2006, respectively. In the first quarter of 2006, the primary outflows during this period included $6.8 million in capital expenditures for property and equipment offset by a net increase of $7.3 million from the sale of marketable securities.

Cash outflows for financing activities for the quarter ended March 31, 2005 totaled $46.8 million, consisting primarily of cash used in the purchase of call options to buy back shares of our common stock. Net cash provided by financing activities during the quarter ended March 31, 2006 totaled $18.6 million, consisting primarily of cash used for payments of capital leases of $2.4 million and payoff of the line of credit of $10.7 offset by proceeds from the borrowings on the line of credit of $30.7 and exercise of stock options  of $1.0 million.

While we believe that the cash and marketable securities currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Contractual Obligations and Commitments.   The following table summarizes our contractual obligations as of March 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$75,021	$—	$—	$—	$75,021
Interest on convertible senior notes	17,566	3,850	5,775	5,775	2,166
Capital lease obligations	9,623	5,654	3,967	2	—
Operating leases	71,954	7,639	14,246	16,452	33,617
Purchase obligations	31,940	31,940	—	—	—
Line of Credit	20,000	20,000
Total contractual cash obligations	$226,104	$69,083	$23,988	$22,229	$110,804

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$13,134	$13,134	$—	$—	$—
Redeemable common stock	2,684	2,684	—	—	—
Total commercial commitments	$15,818	$15,818	$—	$—	$—

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of the Company).

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes  for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of March 31, 2006, $77.0 million of Senior Notes remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $3.5 million will be payable in 2006. In connection with the preparation of the new office space, we have provided a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We paid for the majority of the leasehold improvements during 2005.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2006. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Borrowings under the line of credit are collateralized by our foreign bond securities, which have an aggregate principal amount of $50.0 million. The Amended Credit Agreement expires on December 31, 2007, however, we have an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date.

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at  March 31, 2006.

At March 31, 2006, borrowings under the Amended Credit Agreement were collateralized by our Foreign Notes, which had an aggregate principal amount of $50.0 million. On April 26, 2006, we sold the Foreign Notes and borrowings under the Amended Credit Agreement are now collateralized by cash balances held at Wells Fargo Bank, National Association.

At March 31, 2006, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $13.1 million were issued on our behalf.

$40.0 million WFRF Agreement

On December 12, 2005, we entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. We have the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under its $30.0 million credit facility with Wells Fargo Bank, National Association. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of March 31, 2006.

At March 31, 2006, we had $20.0 million of borrowings on the WFRF Agreement.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These recscission rights, if any, expire December 31, 2006.

Share Repurchase Program

During January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of our three-year share repurchase program to include the repurchase of our Convertible Senior Notes.

Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million. As of March 31, 2006, we have utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million.

On May 1, 2006, we issued approximately $1.0 million shares of common stock for an aggregate price of $25.0 million. On May 8, 2006, we agreed to issue an additional 700,000 shares of common stock for an aggregate price of $16.8 million; however, on May 9, 2006 we offered to terminate this agreement, and on May 10, 2006 the purchaser elected to do so..

While we believe that the cash and marketable securities currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, generate profitability or raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

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

At March 31, 2006, we had $2.6 million in cash and cash equivalents and $49.2 million in marketable securities. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $130,000 on our loss for the quarter ended March 31, 2006, or the fair market value or cash flows of these instruments.

At March 31, 2006, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at March 31, 2006, we had $20.0 million in borrowings outstanding under our lines of credit and letters of credit totaling $13.1 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of March 31, 2006 and December 31, 2005 was $58.5 million and $54.7 million, respectively.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2006. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2006, the Company implemented controls designed to remediate the material weakness over the accounting for inventory that arose from the Company’s former practice of immediately expensing inbound freight costs in the period incurred rather that capitalizing such costs as a component of inventory and expensing such costs as the related inventory is sold, which was reported in the Company’s annual consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. More specifically the Company implemented the following procedures:

•      Management prepares an analysis on a monthly basis to ensure that the proper amount of inbound freight costs are capitalized as a component of inventory and expensed as the related inventory is sold in accordance AICPA Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4, “Inventory Pricing”.

•      The monthly inbound freight analysis is reviewed and approved by the appropriate level of management.

•      To ensure that the inbound freight analysis is performed each month, this procedure has been added to the Company’s monthly closing checklist (which is reviewed each month for completeness by management).

We have evaluated the design of these new procedures and controls, placed them in operation for a sufficient period of time, and subjected them to appropriate tests, in order to conclude that they are operating effectively. We have therefore concluded that the above referenced material weakness has been fully remediated as of March 31, 2006.

There have been no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. The complaint seeks statutory and other damages in an unspecified amount and injunctive relief. In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. We have recently reached an agreement in principle that will settle and dismiss all of the cases. We are currently working on a definitive settlement agreement with Tiffany.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. On October 21, 2004, we filed an answer denying the material allegations in BTG’s claims. We have recently reached an agreement in principle that will settle and dismiss the case. We are currently working on a definitive settlement agreement with BTG.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005 we filed an answer denying the material allegations in Furnance Brook’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, the Furnace Brook lawsuit is in the discovery stage, and we do not have sufficient information to assess the probability of success or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision; the court has ruled that this appeal stays discovery in the case. We intend to pursue this action vigorously.

On May 9, 2006 we received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to our accounting policies, our targets, projections or estimates related to financial performance, our recent restatement of its financial statements, the filing of our complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive our proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of our stock, obtaining paper certificates, and stock loan or borrow of our shares. We intend to review the subpoena and respond in due course.

ITEM 1A.       RISK FACTORS

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A – Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $4.4 million and $15.9 million for the quarters ended March 31, 2005 and 2006, respectively. As of December 31, 2005 and March 31, 2006, our accumulated deficit was $96.8 million and $112.8 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At March 31, 2006, we had fulfillment partner relationships with approximately 450 third parties whose products we offer for sale on our Websites. These products accounted for approximately 80% of the non-BMVG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly Patrick M. Byrne, our Chief Executive Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. In addition, in January and February 2005, Tiffany filed additional complaints against us asserting similar claims. We have recently reached an agreement in principle which will settle and dismiss all of the cases. We are currently working on a definitive settlement agreement with Tiffany.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of March 31, 2006, $75.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

•      economic factors unrelated to our performance; and

•      our issuance of additional shares of stock or other securities in this offering or otherwise.

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $2.7 million at March 31, 2006.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated: May 10, 2006