Form 10-Q
period 2006-06-30
OVERSTOCK.COM, INC
filed 2006-08-04
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

There were 22,249,898 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 2, 2006.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	December 31, 2005	June 30, 2006

Assets
Current assets:
Cash and cash equivalents	$56,224	$45,665
Marketable securities	55,799	—
Cash, cash equivalents and marketable securities	112,023	45,665
Accounts receivable, net	11,695	9,838
Inventories, net	93,269	74,822
Prepaid inventory	9,633	3,247
Prepaid expenses	8,508	9,776

Total current assets	235,128	143,348

Restricted cash	253	—
Property and equipment, net	63,914	64,611
Goodwill	13,169	13,169
Other long-term assets, net	13,449	12,069

Total assets	$325,913	$233,197

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,436	$35,920
Accrued liabilities	46,847	23,504
Capital lease obligations, current	6,683	5,401

Total current liabilities	154,966	64,825
Capital lease obligations, non-current	3,058	3,964
Convertible senior notes	74,935	75,107

Total liabilities	232,959	143,896

Commitments and contingencies (Note 11)

Redeemable common stock, $0.0001 par value, 446 and 385 shares issued and outstanding as of December 31, 2005 and June 30, 2006	3,205	2,398

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2005 and June 30, 2006	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 20,571 shares and 21,827 shares issued as of December 31, 2005 and June 30, 2006, respectively	2	2
Additional paid-in capital	250,939	280,891
Accumulated deficit	(96,829)	(128,544)
Treasury stock, 1,687 and 1,664 shares at cost as of December 31, 2005 and June 30, 2006, respectively	(65,325)	(65,251)
Accumulated other comprehensive income (loss)	962	(195)

Total stockholders’ equity	89,749	86,903

Total liabilities, redeemable securities and stockholders’ equity	$325,913	$233,197

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Revenue
Direct	$60,064	$68,770	$127,948	$148,480
Fulfillment partner	90,574	91,198	188,571	191,694

Total revenue	150,638	159,968	316,519	340,174

Cost of goods sold (1):
Direct	51,567	61,473	109,829	132,176
Fulfillment partner	76,375	75,501	159,232	159,842

Total cost of goods sold	127,942	136,974	269,061	292,018

Gross profit	22,696	22,994	47,458	48,156

Operating expenses (1):
Sales and marketing	14,499	12,171	31,325	25,348
Technology	6,103	15,048	10,201	28,637
General and administrative	7,566	12,453	14,913	25,807

Total operating expenses	28,168	39,672	56,439	79,792

Operating loss	(5,472)	(16,678)	(8,981)	(31,636)

Interest income	896	2,215	1,540	2,530
Interest expense	(1,517)	(1,275)	(2,962)	(2,542)
Other income, net	4,170	(1)	4,170	(1)

Net loss	(1,923)	(15,739)	(6,233)	(31,649)
Deemed dividend related to redeemable common stock	(47)	(33)	(93)	(66)

Net loss attributable to common shares	$(1,970)	$(15,772)	$(6,326)	$(31,715)

Net loss per common share — basic and diluted	$(0.10)	$(0.78)	$(0.32)	$(1.60)
Weighted average common shares outstanding — basic and diluted	19,709	20,159	19,785	19,774

(1)             Includes stock-based compensation from employee options as follows:

Cost of goods sold — direct	$5	$109	$7	$205
Sales and marketing	$4	$79	$5	$149
Technology	$9	$181	$12	$340
General and administrative	$35	$719	$49	$1,352

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (unaudited)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit	Shares	Amount	Income (loss)	Total
	(amounts in thousands)
Balance at December 31, 2005	20,571	$2	$250,939	$(96,829)	(1,687)	$(65,325)	$962	$89,749
Exercise of stock options and warrants	153	—	1,461	—	—	—	—	1,461
Issuance of common stock	1,042	—	25,000	—	—	—	—	25,000
Treasury stock issued to employees as compensation	—	—	538	—	23	74	—	612

Stock-based compensation to consultants in exchange for services	—	—	34	—	—	—	—	34
Stock-based compensation expense from employee options	—	—	2,046	—	—	—	—	2,046
Deemed dividend related to redeemable common stock	—	—	—	(66)	—	—	—	(66)
Lapse of rescission rights on redeemable common stock	61	—	873	—	—	—	—	873
Comprehensive income (loss):
Net loss	—	—	—	(31,649)	—	—	—	(31,649)
Unrealized gain on marketable securities	—	—	—	—	—	—	740	740
Reclassification adjustment for (gains) included in net loss	—	—	—	—	—	—	(1,868)	(1,868)
Cumulative translation adjustment	—	—	—	—	—	—	(29)	(29)
Total comprehensive loss								(32,806)

Balance at June 30, 2006	21,827	$2	$280,891	$(128,544)	(1,664)	$(65,251)	$(195)	$86,903

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2005	2006	2005	2006	2005	2006

Cash flows from operating activities:
Net loss	$(1,923)	$(15,739)	$(6,233)	$(31,649)	$(6,339)	$(50,334)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	2,930	7,709	4,565	14,544	6,856	25,593
Realized (gain) loss from marketable securities	(25)	(1,868)	(26)	(2,085)	(28)	1,292
Realized loss on disposition of property and equipment	—	1	—	599	34	2,056
Stock-based compensation expense from employee options	53	1,088	73	2,046	175	2,045
Stock options issued to consultants for services	(15)	(9)	(415)	34	294	60
Treasury stock issued to employees as compensation	60	105	311	612	311	744
Amortization of debt discount and deferred financing fees	116	139	423	278	570	475
Gain from retirement of convertible senior notes	(4,170)	—	(4,170)	—	(4,170)	(1,988)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	755	(1,572)	3	1,857	867	(3,255)
Inventories, net	(11,419)	6,529	(14,989)	18,447	(29,784)	(13,275)
Prepaid inventory	(503)	5,592	1,912	6,386	(5,756)	7,163
Prepaid expenses and other assets	1,666	716	(4,636)	(1,164)	(5,721)	(1,467)
Other long-term assets, net	603	(29)	(11)	18	415	(2,122)
Accounts payable	(374)	(1,181)	(24,574)	(65,516)	17,964	(4,487)
Accrued liabilities	2,148	(7,663)	2,494	(23,343)	15,500	(2,271)

Net cash used in operating activities	(10,098)	(6,182)	(45,273)	(78,936)	(8,812)	(39,771)

Cash flows from investing activities:
Decrease in restricted cash	179	55	769	253	1,042	833
Investments in marketable securities	(36,047)	—	(161,991)	—	(242,626)	(23,552)
Sales of marketable securities	102,926	49,475	162,188	56,756	175,087	110,833
Expenditures for property and equipment	(11,246)	(5,366)	(24,276)	(12,211)	(31,411)	(32,675)
Proceeds from the sale of property and equipment	—	1	—	1	20	2
Acquisition of Ski West (net of cash acquired)	—	—	—	—	—	(24,620)
Expenditures for other long-term assets	—	—	—	(100)	—	(100)

Net cash provided by (used in) investing activities	55,812	44,165	(23,310)	44,699	(97,888)	30,721

Cash flows from financing activities:
Payments on capital lease obligations	(2,901)	(326)	(3,052)	(2,754)	(3,356)	(6,788)
Drawdown on line of credit	—	42,530	—	73,258	—	85,126
Payments on line of credit	—	(62,530)	—	(73,258)	(1,000)	(85,126)
Proceeds from issuance of convertible senior notes	—	—	—	—	116,199	—
Payments to retire convertible senior notes	(27,935)	—	(27,935)	—	(27,935)	(7,735)
Payments of deferred financing fees	—	—	—	—	(301)	—
Proceeds from the issuance of common stock	—	25,000	—	25,000	75,207	25,000
Purchase of treasury stock	(24,133)	—	(24,133)	—	(24,133)	—
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	(47,507)	—
Settlement of call options for cash	—	—	—	—	—	7,937
Exercise of stock options and warrants	3,002	434	3,908	1,461	5,237	4,868

Net provided by (used in) financing activities	(51,967)	5,108	(98,719)	23,707	92,411	23,282

Effect of exchange rate changes on cash	(8)	(44)	(26)	(29)	(9)	83

Net increase (decrease) in cash and cash equivalents	(6,261)	43,047	(167,328)	(10,559)	(14,298)	14,315
Cash and cash equivalents, beginning of period	37,611	2,618	198,678	56,224	45,648	31,350

Cash and cash equivalents, end of period	$31,350	$45,665	$31,350	$45,665	$31,350	$45,665
Supplemental disclosure of cash flow information:
Interest paid	1,907	1,531	2,493	1,809	2,596	4,424
Supplemental disclosures of non-cash flow information:
Deemed dividend on redeemable common shares	47	33	93	66	164	158
Lapse of rescission rights	—	319	—	873	—	1,019
Equipment and software acquired under capital leases	308	—	15,505	2,274	15,505	4,632
Settlement of purchased call options for treasury stock	41,121	—	—	—	41,121	—

Fair value of assets acquired, net of cash acquired	—	—	—	—	—	25,956
Fair value of liabilities assumed	—	—	—	—	—	(1,336)

Cash paid to purchase businesses	$—	$—	$—	$—	$—	$24,620

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

During the second quarters of 2005 and 2006, the Company capitalized $2.7 million and $3.9 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $134,000 and $741,000 for those respective periods.  During the six months ended June 30, 2005 and 2006, the Company capitalized $14.0 million and $12.0 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $370,000 and $1.3 million for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $14.1 million and $11.5 million during the three months ended June 30, 2005 and 2006, respectively.  For the six months ended June 30, 2005 and 2006, advertising expense totaled $30.6 million and $24.0 million, respectively.

Stock-based Compensation

As of January 1, 2006, we adopted SFAS 123(R) Share-based Payment — an Amendment of FASB Statements No 123 and 95, which requires us to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 7).

Recent accounting pronouncements

Based on our review of accounting standards released during the quarter ended June 30, 2006, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3. MARKETABLE SECURITIES

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which were scheduled to mature in November 2006 for $50.0 million in cash . The Foreign Notes did not have a stated interest rate, but were structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon would provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If the Company redeemed the Foreign Notes prior to maturity, the Company would not realize the full amount of its initial investment.

Under SFAS No. 133, the Foreign Notes are considered to be derivative financial instruments and were marked-to-market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes is recorded as a component of accumulated other comprehensive income (loss).

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

On April 26, 2006, the Company sold the Foreign Notes for $49.5 million resulting in a gain on the bond instrument of $1.9 million, comprised of the realization of $1.9 million of unrealized gains which the Company recognized in the second quarter of 2006 as a component of interest income.

The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit (see Note 9). Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see Note 9) are now collateralized by cash balances held at Wells Fargo Bank, National Association.

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Net loss	$(1,923)	$(15,739)	$(6,233)	$(31,649)
Net unrealized gain (loss) on marketable securities	321	—	(6)	—
Unrealized gain on Foreign Notes	—	255	—	740
Reclassification adjustment for gains included in net loss	—	(1,868)	—	(1,868)
Foreign currency translation adjustment	(8)	(44)	(26)	(29)

Comprehensive loss	$(1,610)	$(17,396)	$(6,265)	$(32,806)

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006

Net loss attributable to common shares	$(1,970)	$(15,772)	$(6,326)	$(31,715)
Weighted average common shares outstanding—basic	19,709	20,159	19,785	19,774
Effective of dilutive securities:
Employee stock options and warrants	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	19,709	20,159	19,785	19,774
Earnings (loss) per common share—basic:	$(0.10)	$(0.78)	$(0.32)	$(1.60)
Earnings (loss) per common share—diluted:	$(0.10)	$(0.78)	$(0.32)	$(1.60)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options and warrants outstanding at June 30, 2005 and 2006 was 1,493,000 shares and 1,225,000 shares, respectively. There were 446,000 warrants outstanding at June 30, 2005. No warrants were outstanding at June 30, 2006. As of June 30, 2006, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three or six months ended June 30, 2005 or 2006. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2005 and 2006 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2005
Revenue	$60,064	$90,574	$150,638	$127,948	$188,571	$316,519
Cost of goods sold	51,567	76,375	127,942	109,829	159,232	269,061

Gross profit	$8,497	$14,199	22,696	$18,119	$29,339	47,458
Operating expenses		(28,168)				(56,439)
Other income (expense), net		3,549				2,748

Net loss		$(1,923)				$(6,233)

2006
Revenue	$68,770	$91,198	$159,968	$148,480	$191,694	$340,174
Cost of goods sold	61,473	75,501	136,974	132,176	159,842	292,018

Gross profit	$7,297	$15,697	22,994	$16,304	$31,852	48,156
Operating expenses			(39,672)			(79,792)
Other income (expense), net			939			(13)

Net loss			$(15,739)			$(31,649)

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

For the three and six months ended June 30, 2005 and 2006, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2005 and June 30, 2006, all of the Company’s fixed assets were located in the United States of America.

7. STOCK-BASED COMPENSATION

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, any previously recognized expense was reversed as an offset to operating expenses in the period of forfeiture.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation , as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and six months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss, as reported	$(1,923)	$(6,233)
Add: Stock-based employee compensation, as reported	53	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,011)	(1,915)

Pro forma net loss — SFAS 123 fair value adjusted	$(2,881)	$(8,075)

Net loss per common share
Basic and diluted - as reported	$(0.10)	$(0.32)
Basic and diluted - pro forma	$(0.15)	$(0.41)

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

The application of SFAS 123(R) had the following effect on the three and six months ended June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Three months ended June 30, 2006	Six months ended June 30, 2006

Operating loss	$(1,088)	$(2,046)
Net loss	$(1,088)	$(2,046)

Net loss per common share — basic and diluted	$(0.05)	$(0.10)

Valuation Assumptions for Stock Options

During the second quarter of 2006, 151,000 options were granted to employees with an estimated total grant-date fair value of $2.1 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $549,000. During the three and six months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $1.1 million and $2.0 million , respectively.

The fair value for each stock option granted during the three months ended June 30, 2005 and 2006 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Three months ended
	June 30,
	2005	2006

Average risk-free interest rate	3.09%	5.19%
Average expected life (in years)	3.3	3.5
Volatility	79.6%	82.8%

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

Stock Option Activity

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of June 30, 2006, 1,225,000 shares are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2006	1,299	$18.09
Granted	164	23.14
Exercised	(152)	9.79
Forfeited	(86)	23.35
Outstanding—June 30, 2006	1,225	19.43

Options exercisable—June 30, 2006	726	14.47

The following table summarizes information about stock options as of June 30, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$2.00-$4.99	70	$4.46	1.10	$1,359	65	$4.42	1.08	$1,259
$5.00-$6.99	215	5.07	0.54	4,015	215	5.07	0.54	4,015
$7.00-$11.99	74	10.77	1.15	959	66	11.02	1.08	843
$12.00-$17.99	229	13.26	2.05	2,407	154	13.31	2.01	1,613
$18.00-$58.30	637	29.14	3.53	1,369	226	28.10	2.85	695
	1,225	19.43	2.44	10,109	726	14.47	1.67	8,425

Total compensation costs related to nonvested awards was approximately $8.1 million as of June 30, 2006. These nonvested awards are expected to be exercised over the weighted average period of 2.4 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $23.76 during the quarter ended June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 634,000.

The weighted average exercise price of options granted during the three months ended June 30, 2006 was $23.02 per share. The total fair value of the shares vested during the three months ended June 30, 2006 was $896,000. The total intrinsic value of options exercised during the three month period ended June 30, 2006 was $667,000. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 was approximately $434,000. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual periods prior to the completion of the three-year measurement period, the Company records compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If the Company were to use different assumptions, the estimated compensation charges could be significantly different.

For the three and six months ended June 30, 2006, the Company recorded $500,000 and $900,000, respectively of compensation expense under the plan.  As of June 30, 2006, the Company has accrued $900,000 in total compensation expense under the plan.

9. BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007, however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35%

above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at June 30, 2006.

At June 30, 2006, borrowings and outstanding letters of credit under the Amended Credit Agreement are collateralized by cash balances held at Wells Fargo Bank, National Association.

At June 30, 2006, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $11.8 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of June 30, 2006.

At June 30, 2006, no amounts were outstanding under the WFRF Agreement.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008. Software and equipment relating to the capital leases totaled $15.4 million and $17.7 million at December 31, 2005 and June 30, 2006, respectively, with accumulated amortization of $10.1 and $11.0 million at those respective dates. Depreciation of assets recorded under capital leases was $553,000 and $1.5 million for the three months ended June 30, 2005 and 2006, respectively and $1.4 million and $3.3 million for the six months ended June 30, 2005 and 2006, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending June 30,
2007	$5,734
2008	3,965
2009	—
Total minimum lease payments	9,699
Less: amount representing interest	(334)
Present value of capital lease obligations	9,365
Less: current portion	(5,401)
Capital lease obligations, non-current	$3,964

10.  3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the three months ended June 30, 2005 and 2006, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $116,000 and $139,000. Amortization of discount and debt issuance costs for the six months ended June 30, 2005 and 2006 totaled $423,000 and $278,000, respectively.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 1.010 million shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at June 30, 2006.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized gains of $4.2 million and $2.0 million, net of the associated unamortized discount of $1.2 million during the quarters ended June 30, 2005 and December 31,2005, respectively. As of June 30, 2006, $77.0 million of the Senior Notes remained outstanding.

11.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company began leasing approximately 154,000 rentable square feet for a term of ten years beginning July 2005. In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building.  The OMIII Agreement requires the Company to provide either a cash deposit or a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease. The Company’s bank issued a letter of credit for $500,000 to the Lessor on behalf of the Company.

The Company leases 480,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

In June 2005, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in April 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment. In June 2006, the Company entered into a non-cancelable operating lease for certain computer equipment expiring in June 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Twelve months ended June 30,
2007	$12,301
2008	9,687
2009	8,186
2010	8,416
2011	7,959
Thereafter	31,611
$78,160

Rental expense for operating leases totaled $498,000 and $1.7 million for the quarters ended June 30, 2005 and 2006, respectively.  For the six months ended June 30, 2005 and 2006, rental expense totaled $998,000 and $3.0 million, respectively.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws.  In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws.  We reached a confidential agreement that settled all of these cases and all of the cases were dismissed on July 14, 2006.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. We reached a confidential agreement that settled the case and it was dismissed on July 12, 2006.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit.  The United States Court of Appeals for the Federal Circuit has scheduled a oral argument on that appeal for August 7, 2006.  On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnance Brook’s claims.  Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the probability of success or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision and we have responded; the court has ruled that this appeal stays discovery in the case. We intend to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company has responded to much of the subpoena and anticipates having its complete response by mid-August.

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

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include (in thousands):

June 30, 2006
Cash	$75
Accounts receivable	48
Inventory	6,572
Prepaid expenses	21
Property and equipment	196
$6,912

During the first quarter of 2006, the Company temporarily removed the functionality for its customers to design jewelry from its Website, and therefore the entity plans to sell its inventory through other sales channels.  During the second quarter of 2006, the Company received $1.0 million from the entity to paydown a portion of the promissory note.

14. STOCK OFFERINGS

On May 1, 2006, the Company sold approximately 1.042 million shares of common stock for an aggregate price of $25.0 million.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A — Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and limited travel services, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMVG”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods—between our customers. Our Website includes five main tabs: Shopping; Books, Music, Movies and Games; Wholesale; Auctions; and Travel.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. In eight departments under the Shopping tab on our main Website, www.overstock.com, we offer approximately 156,000 products. Additionally, we offer approximately 971,000 media products on our BMVG tab.

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

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. During the three and six months ended June 30, 2006, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the three months ended June 30, 2006, we fulfilled approximately 36% of all orders through our warehouses. Our warehouses generally ship between 12,000 and 14,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with 478 third parties which post approximately 62,000 non-BMVG products, as well as most of the BMVG products and a portion of our current travel offerings, on our Websites.

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

Wholesale business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our current B2B customers were grandfathered). The terms of this program include an annual fee ($99.95), Club O Gold pricing (that is, our B2C price less 5% on single product purchases and steeper discounts for products purchased in bulk), and access to a special, small business-focused, customer service team. During 2005, we integrated this program into our “Wholesale” tab. For this tab, we eliminated the membership fee, and have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

Travel business

We operate a discount travel department as part of our Website. We use fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). We currently offer air, hotel and car reservation services as well as cruise and vacation packages.

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”), an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses) for Ski West, and we may be subject to additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and as amended to date, among the Company, Ski West, and all of the former shareholders of Ski West.

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

All other revenues are considered agency revenues, and are derived from airline ticket transactions, certain hotel transactions as well as cruise and car rental reservations. Agency revenues are recognized on a net basis on air transactions when the reservation is made and secured by a credit card. A cancellation allowance is recognized on these revenues based on historical experience. OTravel.com recognizes agency revenues on hotel reservations, cruise and car rental reservations, either on an accrual basis for payments from a commission clearinghouse or on receipt of commissions from an individual supplier. Revenue from our travel business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

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

Cost of goods sold

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses), credit card fees, customer service costs and stock-based compensation.

Operating expenses

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and our offline national radio and television advertising.  For the three months ended June 30, 2005 and 2006, our advertising expenses totaled approximately $14.1 million and $11.5 million, respectively, representing 97% and 94%, respectively, of sales and marketing expenses for those respective periods.  For the six months ended June 30, 2005 and 2006, our advertising expenses totaled approximately $30.6 million and $24.0 million, respectively, representing 98% and 95%, respectively, of sales and marketing expenses for those respective periods.

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

Revenue recognition.   We derive our revenue from four sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) merchant hotel revenues; and (iv) commission revenue from our auctions and agency travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction and travel services were not material in the first quarters of 2005 and 2006 and therefore are included in fulfillment partner revenue.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.   Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.6 million and $1.8 million as of December 31, 2005 and June 30, 2006, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $1.2 million and $1.5 million as of December 31, 2005 and June 30, 2006, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. As of June 30, 2006, our inventory balance was $74.8 million, net of allowance for obsolescence or damaged inventory of $3.4 million. At December 31, 2005, our inventory balance was $93.3 million, net of reserve for obsolescence or damaged inventory of $5.2 million.

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

During the second quarters of 2005 and 2006, we capitalized $2.7 million and $3.9 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $134,000 and $741,000 for those respective periods.  During the six months ended June 30, 2005 and 2006, we capitalized $14.0 million and $12.0 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $370,000 and $1.3 million for those respective periods.

Accounting for income taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2005 and June 30, 2006, we have recorded a full valuation allowance of $36.6 million and $48.8 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.   Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $13.2 million as of December 31, 2005 and June 30, 2006. There was no impairment of goodwill or long-lived assets during the three or six months ended June 30, 2005 and 2006.

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

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual periods prior to the completion of the three-year measurement period, we must record compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

For the three and six months ended June 30, 2006, the Company recorded $500,000 and $900,000, respectively of compensation expense under the plan.  As of June 30, 2006, we had accrued $900,000 in total compensation expense under the plan.

Recent Accounting Pronouncements.

Based on our review of accounting standards released during the quarter ended June 30, 2006, we did not identify any standard requiring adoption that would have a significant impact on our consolidated financial statements for the periods presented.

Results of Operations—2005 compared to 2006

Revenue

Total revenue grew from $150.6 million during the second quarter of 2005, to $160.0  in 2006, representing growth of 6%. During this same period, direct revenue increased from $60.1 million to $68.8 million (14% growth) while fulfillment partner revenue remained relatively flat at $90.6 million and $91.2 million for those respective periods.  For the six months ended June 30, 2005 and 2006, total revenue grew 7%, from $316.5 million in 2005 to $340.2 million in 2006.  During the same six-month period, direct revenue grew 16%, from $127.9 million in 2005 to $148.5 million in 2006 while fulfillment partner revenue experienced 2% growth, from $188.6 million in 2005 to $191.7 million in 2006.

The 6% total revenue growth we experienced during the second quarter of 2006 and the 7% growth experienced during the first six months of 2006 was much slower than our historical year over year growth rates have been. This was primarily the result of our focus on improving and fine-tuning system issues that we experienced during the last few months of 2005 that caused growth to begin slowing during that same time. Additionally, we believe that this is partially a result of our reducing marketing expenditures (for the first six months of 2006, marketing expenses decreased 19% year over year) while we focus our resources on completing prior year initiatives and improving internal business processes in an effort to enhance the customer experience. We anticipate that this strategy will continue through the third quarter of 2006, and therefore anticipate similar year over year revenue growth rates during these quarters.

Gross Margins

Total Gross Margins — Total cost of goods sold increased $9.0 million or 7%, from $127.9 million during the quarter ended June 30, 2005 to $137.0 million during the quarter ended June 30, 2006, resulting in an increase in gross profits of 1% (from $22.7 million to $23.0 million) during the same periods. As a percent of total revenue, cost of goods sold  increased from 84.9% to 85.6% for those respective periods, resulting in gross margins of 15.1% and 14.4% for the quarters ended  June 30, 2005 and 2006, respectively.  For the six months ended June 30, 2005 and 2006, total cost of goods sold was $269.1 million and $292.0 million, respectively, an increase of 9%, resulting in gross margins of 15.0% and 14.2% for those respective periods.

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

Direct Gross Margins—Gross profits for our direct business decreased 14% from $8.5 million for the quarter ended June 30, 2005 to $7.3 million recorded during the same period in 2006. Gross profits as a percentage of direct revenue were 14.2% and 10.6% for the quarters ended June 30, 2005 and 2006, respectively.  For the six months ended June 30, 2005 and 2006, gross profits for our direct business were $18.1 million and $16.3 million, a decrease of 10%.  The lower gross margins experienced by the direct business are primarily the result of lowering prices to our customers in an effort to reduce inventory levels, and we expect continued markdowns to have a similar effect on gross margins through the last half of 2006.  To partially offset this, we saw improvement in warehousing and customer service costs in the second quarter, and anticipate additional cost savings as the improved build-out of our Salt Lake City warehouse and our new customer service application both become operational during the third quarter.

Fulfillment Partner Gross Margins—Our fulfillment partner business generated gross profits of $14.2 million and $15.7 million for the quarters ended June 30, 2005 and 2006, respectively, an increase of 11%. Gross margins increased from 15.7% during the first quarter of 2005 to 17.2% during the first quarter of 2006.  For the six-month periods, our fulfillment partner business generated gross profits of $29.3 million in 2005 and $31.9 million in 2006, representing growth of 9%.  Gross margins for those respective periods were 15.6% in 2005 and 16.6% in 2006.

The increase in gross profits in the second quarter for our fulfillment partner operations was largely due to improvements in product costs and customer service costs .

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

Fulfillment costs

Fulfillment costs include warehouse costs, warehouse handling costs (excluding packaging costs), credit card fees and customer service costs, all of which we include as costs in calculating gross margins. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margins. As a result, our gross margins may not be directly comparable to others in our industry.  The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2005		2006		2005		2006

Total revenue	$150,638	100%	$159,968	100%	$316,519	100%	$340,174	100%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	117,026	78%	124,061	78%	246,229	78%	262,127	77%
Fulfillment costs	10,916	7%	12,913	8%	22,832	7%	29,891	9%
Total cost of goods sold	127,942	85%	136,974	86%	269,061	85%	292,018	86%

Gross profit	$22,696	15%	$22,994	14%	$47,458	15%	$48,156	14%

As displayed in the above table, fulfillment costs during the quarters ended June 30, 2005 and 2006 were $10.9 million and $12.9 million, respectively, or 7% and 8% of total revenue for those respective periods.  For the six months ended June 30, 2005 and 2006, fulfillment costs totaled $22.8 million and $29.9 million, respectively, representing 7% and 9% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $14.5 million and $12.2 million (16% decrease) for the quarters ended June 30, 2005 and 2006, respectively. For the quarters ended June 30, 2005 and 2006, sales and marketing expenses equaled 10% and 8%, respectively, of total revenue.  For the six months ended June 30, 2005 and 2006, sales and marketing expenses totaled $31.3 million and $25.3 million (19% decrease), representing 10% and 7% of total revenue for those respective periods.

We direct customers to our Websites primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

We reduced marketing expenditures in the first and second quarters of 2006 to focus our resources on completing prior year initiatives and improving internal business processes. For the six-month periods ending June 30, marketing expenditures decreased 19%, year over year, from $31.3 million in 2005, to $25.3 million in 2006, as we discontinued the least effective marketing efforts in both on-line and television, print and radio campaigns. For the second half of 2006, we intend to continue to spend approximately 10-20% less than in 2005.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also included stock-based compensation related to the adoption of SFAS 123(R) of $79,000 and $149,000 during the three and six months ended June 30, 2006, respectively.

Technology expenses.   Technology expenses increased 147%, from $6.1 million during the quarter ended June 30, 2005 to $15.0 million during same period in 2006.  For the six-month periods, technology expenses increased 181% from $10.2 million in 2005 to $28.6 million in 2006, representing 3% and 8% of total revenue for those respective periods.

We incurred a “stair-step” increase in technology costs during the last nine months of 2005, as we made a significant investment in all of our major systems. As a result,  technology expenses are much higher in 2006 than they were in 2005, and we anticipate this to continue through the end of 2006. The increases in expense are related primarily to increased depreciation expense, as well as increases in maintainance and support costs, and increased IT personnel, including consultants. These increased expenses, combined with slowing growth, will result in a significant increase in technology expenses as a percent of sales for the full-year 2006.

Although we plan to continue to invest in technology, we expect overall annual capital expenditures to decrease to approximately $30-$35 million, or half of 2005 levels in 2006. This includes some additional investment in our newly expanded infrastructure, including hardware and software used to enhance performance, reliability and stability of our internal systems and website.

Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) of $181,000 and $340,000 during the three and six months ended June 30, 2006, respectively.

General and administrative expenses.   General and administrative expenses increased 65%, from $7.6 million during the quarter ended June 30, 2005 to $12.5 million during the same quarter in 2006, representing 5% and 8% of total revenue for each of the respective periods.  For the six-month periods, general and administrative expenses increased 73%, from $14.9 million in 2005 to $25.8 million in 2006, representing 5% and 8% of total revenue for those respective periods.

The increase in general and administrative expenses in the three and six months ended June 30, 2006 compared to the same periods in 2005 relates to increases in payroll-related expenses, professional fees, merchandising, legal and finance costs. Also in the third quarter of 2005, we relocated our corporate offices to larger facilities, increasing rent expense by approximately $1.0 million quarterly. Slowing growth, combined with these increases in G&A expense, will result in a significant increase in G&A expense as a percent of sales for the full year 2006.

We incurred stock-based compensation within general and administravive expenses of approximately $719,000 and $1.4 million for the three and six months ended June 30, 2006, respectively.

Overall, a much bigger portion of our technology and general and administrative expenses are now non-cash. We estimate that total depreciation and amortization expense will approximate $30.0 million in 2006. Therefore, including stock-

based compensation, these non-cash expenses are estimated to be around $35.0 million for the year, compared to approximately $16.0 million of similar non-cash expenses in 2005.

Performance Share Plan. In January 2006, the Board and Compensation Committee adopted the Overstock.com Performance Share Plan and approved grants to our executive officers and certain employees. The Performance Share Plan provides for a three-year period for the measurement of our attainment of the performance goal described in the form of grant, at our sole option we may make a payment of estimated amounts payable to a plan participant after two years.

Approximately $500,000 in compensation expense under the plan has been included in general and administrative expenses for the quarter ended June 30, 2006 and $900,000 has been included during the six months then ended.

Non-operating income (expense)

Interest income, interest expense and other income (expense).

The primary components of our net interest income, interest expense and other income (expense) are the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees.

Interest income increased from $896,000 during the quarter ended June 30, 2005 to $2.2 million during the same quarter in 2006 due primarily to a $1.9 million gain on the sale of our foreign notes.  For the six months ended June 30, 2005 and 2006, interest income increased from $1.5 million to $2.5 million, respectively.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million.  See Note 3—Marketable Securities”.

Interest expense is largely related to our convertible notes, capital leases and our line of credit. Interest expense decreased slightly from $1.5 million during the quarter ended June 30, 2005 to $1.3 million during the same period in 2006.  For the six month periods, interest expense decreased from $3.0 million to $2.5 million.

Other income for the three and six months ended June 30, 2005 relates to the retirement of $33.0 million of Senior Notes for $27.9 million, which resulted in a recognized gain of $4.2 million.

Income taxes

Income taxes.   For the quarters ended June 30, 2005 and 2006, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2005 and June 30, 2006, we had net operating loss carryforwards of approximately $58.0 million and $96.4 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2019.

Supplemental Information about Stock-Based Compensation

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, we accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed as an offset to operating expenses.

The following table illustrates the effects on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock-based compensation plans prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three months ended June 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

	Three months ended June 30,	Six months ended June 30,
	2005	2005

Net loss, as reported	$(1,923)	$(6,233)
Add: Stock-based employee compensation, as reported	53	73
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,011)	(1,915)

Pro forma net loss — SFAS 123 fair value adjusted	$(2,881)	$(8,075)

Net loss per common share
Basic and diluted - as reported	$(0.10)	$(0.32)
Basic and diluted - pro forma	$(0.15)	$(0.41)

Adoption of SFAS 123(R)

As of January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the BSM valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 148, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Such value is recognized as expense over the service period, net of estimated forfeitures, using the  straight-line method under SFAS 123(R).

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

The application of SFAS 123(R) had the following effect on the three and six months ended June 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Three months ended June 30, 2006	Six months ended June 30, 2006

Operating loss	$(1,088)	$(2,046)
Net loss	$(1,088)	$(2,046)

Net loss per common share — basic and diluted	$(0.05)	$(0.10)

Seasonality

Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our revenues for each of the quarters since 2002 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2006	$180,206	$159,968
2005	165,881	150,638	$169,323		$317,980
2004	82,078	87,792	103,444		221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529

*                    Note that total revenue since the third quarter of 2003 reflects the change in our policy in which sales by fulfillment partners are recorded “gross” instead of “net” as in prior quarters.

Liquidity and Capital Resources

At June 30, 2006, our cash and cash equivalents balance was $45.7 million.

Our operating activities resulted in net cash outflows of $10.1 million and $6.2 million for the quarters ended June 30, 2005 and 2006, respectively. For the six months ended June 30, 2005 and 2006, cash outflows from operating activities were $45.3 million and $78.9 million, respectively.  The primary use of cash and cash equivalents during the six months ended June 30, 2006 was to fund our operations, including net losses of $31.6 million (including $16.0 million of net non-cash activity), as well as changes in prepaid expenses, accounts payable and accrued liabilities of $1.2 million, $65.5 million and $23.3 million, respectively. This was offset by the cash provided from a reduction in inventory and prepaid inventory of $24.8 million as well as collections of accounts receivable of $1.9 million.  For the six months ended June 30, 2005, cash outflows was a result of funding our net loss of $6.2 million (including $760,000 of net non-cash activity) for the period and changes in inventory, prepaid expenses and accounts payable of $15.0 million, $4.6 million and $24.6 million, respectively.  This was offset by the cash provided by changes in prepaid inventory and accrued liabilities of $1.9 million and $2.5 million, respectively.

We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances in the first quarter each year.

Due to the seasonality in our quarterly sales and operating cash flows, we believe the trailing twelve month (“TTM”) operating cash flow to be a better indication of our true operating cash flow. For the twelve months ending June 30, 2006, the TTM operating cash outflows were $39.8 million versus $8.8 million for the TTM ending June 30, 2005. For the TTM ended June 30, 2006, cash outflows resulted from net losses, combined with changes in accounts receivable, inventories, prepaid expenses, other long-term assets, accounts payable and accrued liabilities of $3.3 million, $13.3 million, $1.5 million, $2.1 million, $4.5 million and $2.3 million, respectively, offset by a decrease in prepaid inventory of $7.2 million.

Investing activities resulted in cash inflows of $55.8 million and $44.2 million for the three months ended June 30, 2005 and 2006, respectively. For the six-month periods, investing activities resulting in cash outflows of $23.3 million in 2005 and cash inflows of $44.7 million in 2006.  During the six months ended June 30, 2006, the cash inflows resulted from the sale of marketable securities of $56.8 million, including the sale of our foreign notes of $49.5 million in April, offset by expenditures for property and equipment of $12.2 million.  Cash outflows from investing activities for the six months ended June 30, 2005 resulted from investments in marketable securities of $162.0 million and expenditures for property and equipment of $24.3 million, offset by sales of marketable securities of $162.2 million.

Financing activities resulted in cash outflows of $52.0 million for the quarter ended June 30, 2005 and cash inflows of $5.1 million for the quarter ended June 30, 2006.  For the six-month periods, financing activities resulted in cash outflows of $98.7 million in 2005 and cash inflows of $23.7 million in 2006.  The cash inflows in 2006 primarily are the result of cash received from the sale of common stock for $25.0 million and $1.5 million from the exercise of employee stock options, offset by payments on capital lease obligations of $2.8 million.  Cash outflows for financing activities in 2005 were primarily from capital lease payments of $3.1 million and the payments of $27.9 million to retire our convertible senior notes, $24.1 million to purchase our common stock, and $47.5 million to purchase call options to purchase our common stock.  These outflows were offset by $3.9 million from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments.   The following table summarizes our contractual obligations as of June 30, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$77,000	$—	$—	$—	$77,000
Interest on convertible senior notes	15,882	2,888	5,775	5,775	1,444
Capital lease obligations	9,699	5,734	3,965	—	—
Operating leases	78,160	12,301	17,873	16.375	31,611
Purchase obligations	29,500	29,500	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$210,241	$50,423	$27,613	$22,150	$110,055

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$11,819	$11,819	$—	$—	$—
Redeemable common stock	2,398	2,398	—	—	—
Total commercial commitments	$14,217	$14,217	$—	$—	$—

We may be subject to additional earn-out payments related to the acquisition of SkiWest (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows:  50%, 33.3%, 20%, and 10%, respectively).

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes  for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of June 30, 2006, $77.0 million of Senior Notes and unamortized debt discount of $1.9 million remain outstanding.

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

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2006. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Borrowings and outstanding letters of credit under the credit agreement are collateralized by cash balances held at Wells Fargo Bank, National Association. The Amended Credit Agreement expires on December 31, 2007, however, we have an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date.

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at  June 30, 2006.

At June 30, 2006, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $11.8 million were issued on our behalf.

$40.0 million WFRF Agreement

On December 12, 2005, we entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. We have the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under its $30.0 million credit facility with Wells Fargo Bank, National Association. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of June 30, 2006.

At June 30, 2006, no amounts were outstanding under the WFRF Agreement.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights, if any, expire September 30, 2006.

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

Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million. As of June 30, 2006, we have utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately $1.042 million shares of common stock for an aggregate price of $25.0 million.

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

At June 30, 2006, we had $45.7 million in cash and cash equivalents. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $114,000 on our loss for the quarter ended June 30, 2006, or the fair market value or cash flows of these instruments.

At June 30, 2006, we had $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at June 30, 2006, we had $11.8 million in letters of credit outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of June 30, 2006 and December 31, 2005 was $54.7 million.

ITEM 4.                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2006. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. In January and February 2005, Tiffany (NJ) Inc. and Tiffany and Company filed five additional complaints against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. We reached a confidential agreement that settled all of these cases and all of the cases were dismissed on July 14, 2006.

In September 2004, we received a letter from BTG International Inc. claiming that certain of our business practices and online marketing information technology systems infringe patents owned by BTG. On September 14, 2004, without engaging in any meaningful discussion or negotiation with us, BTG filed a complaint in the United States District Court of Delaware alleging that certain of our business practices and online marketing information technology systems infringe a single patent owned by BTG. We reached a confidential agreement that settled the case and it was dismissed on July 12, 2006.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit.  The United States Court of Appeals for the Federal Circuit has scheduled a oral argument on that appeal for August 7, 2006. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our on-line ordering system infringe a single patent owned by Furnace Brook. On September 9, 2005 we filed an answer denying the material allegations in Furnance Brook’s claims. Although we have filed an answer and believe we have defenses to the allegations and intend to pursue them vigorously, we do not have sufficient information to assess the probability of success or the amount of potential damages.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants have each filed a motion to appeal the court’s decision and we have responded; the court has ruled that this appeal stays discovery in the case. We intend to pursue this action vigorously.

On May 9, 2006 we received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to our accounting policies, our targets, projections or estimates related to financial performance, our recent restatement of its financial statements, the filing of our complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive our proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of our stock, obtaining paper certificates, and stock loan or borrow of our shares. We have responded to much of the subpoena and anticipate a complete response by mid-August.

ITEM 1A.                    RISK FACTORS

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A — Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $2.0 million and $15.8 million for the three months ended June 30, 2005 and 2006, respectively, and $ 6.3 million and $31.7 million for the six months ended June 30, 2005 and 2006, respectively. As of December 31, 2005 and June 30, 2006, our accumulated deficit was $96.8 million and $128.5 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At June 30, 2006, we had fulfillment partner relationships with approximately 478 third parties whose products we offer for sale on our Websites. These products accounted for approximately 80% of the non-BMVG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Websites infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. For example, in October 2003, Tiffany (NJ) Inc. and Tiffany and Company filed a complaint against us in the United States District Court for the Southern District of New York alleging that we have distributed counterfeit and otherwise unauthorized Tiffany product in violation of federal copyright and trademark law and related state laws. In addition, in January and February 2005, Tiffany filed additional complaints against us asserting similar claims. We reached a confidential agreement that settled all of these cases and all of the cases were dismissed on July 14, 2006.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of June 30, 2006, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

•      our ability to successfully integrate operations and technologies from acquisitions or other busines combinations;

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

Issuances of securities are subject to federal and state securities laws. From November 1999 through September 2000, we offered and sold common stock to investors in various states. Certain of those offerings may not have complied with various requirements of applicable state securities laws. In such situations a number of remedies may be available to regulatory authorities and the investors who purchased common stock in those offerings, including, without limitation, a right of rescission, civil penalties, seizure of our assets, a restraining order or injunction, and a court order to pay restitution and costs. As a result, certain investors in our common stock may be entitled to return their shares to Overstock.com and receive from us the full price they paid, plus interest, which we estimate to be an aggregate amount of approximately $2.4 million at June 30, 2006.

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

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 25, 2006.  A total of 15,793,886 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 81% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the two proposals set forth in our definitive Proxy Statement dated March 27, 2006.

The first proposal related to the election of Patrick M. Byrne and John A. Fisher as Class I directors of Overstock.com, Inc., to serve terms of three (3) years and hold office until their respective successors have been elected and qualified or until their earlier resignation or removal.  Each of the nominees was elected with the following votes:

Director	For	Withheld
Patrick M. Byrne	15,722,363	71,523
John A. Fisher	15,784,014	9,872

The second proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.  This proposal was approved with 15,790,896 shares of the Company’s common stock that voted at the meeting voting in favor of, 1,425 shares voting against, and 1,565 shares abstaining from ratification of the appointment of PricewaterhouseCoopers LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2006.

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

Dated: August 4, 2006