Form 10-Q/A
period 2006-06-30
OVERSTOCK.COM, INC
filed 2006-10-06
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

There were 20,586,821 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 2, 2006.

EXPLANATORY NOTE

Overstock.com, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed on August 4, 2006 (the “Original Filing”) to set forth the complete text, as amended, of the cover page of the Original Filing. This Amendment corrects the cover page presentation of the number of shares outstanding of the Company’s common stock as of August 2, 2006. The Original Filing inadvertently presented the number of issued shares (including treasury shares) of the Company’s common stock, rather than presenting its outstanding shares. This Amendment does not modify anything in the Original Filing except as described above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment corrects the cover page of the Original Filing and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Amendment contains only the sections and exhibits to the Original Filing that are being amended, and unaffected parts or exhibits are not included herein. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

ITEM 6.                  EXHIBITS

(a)           Exhibits:

31.1                           Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Senior Vice President, Finance

Dated: October 6, 2006