Form 10-Q
period 2006-09-30
OVERSTOCK.COM, INC
filed 2006-11-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

There were 20,648,391 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 6, 2006.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)
(Unaudited)

	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$56,224	$39,386
Marketable securities	55,799	—
Cash, cash equivalents and marketable securities	112,023	39,386
Accounts receivable, net	11,695	11,591
Inventories, net	93,269	68,782
Prepaid inventory	9,633	4,028
Prepaid expenses	8,508	9,340

Total current assets	235,128	133,127

Restricted cash	253	—
Property and equipment, net	63,914	64,625
Goodwill	13,169	13,169
Other long-term assets, net	13,449	11,464

Total assets	$325,913	$222,385

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,436	$50,767
Accrued liabilities	46,847	20,432
Capital lease obligations, current	6,683	5,361

Total current liabilities	154,966	76,560
Capital lease obligations, non-current	3,058	3,880
Convertible senior notes	74,935	75,194

Total liabilities	232,959	155,634

Commitments and contingencies (Note 11)

Redeemable common stock, $0.0001 par value, 446 shares issued and outstanding as of December 31, 2005. No shares issued and outstanding as of September 30, 2006	3,205	—

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2005 and September 30, 2006	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 20,571 shares and 22,296 shares issued as of December 31, 2005 and September 30, 2006, respectively	2	2
Additional paid-in capital	250,939	285,165
Accumulated deficit	(96,829)	(153,079)
Treasury stock, 1,687 and 1,659 shares at cost as of December 31, 2005 and September 30, 2006, respectively	(65,325)	(65,182)
Accumulated other comprehensive income (loss)	962	(155)
Total stockholders’ equity	89,749	66,751
Total liabilities, redeemable securities and stockholders’ equity	$325,913	$222,385

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenue
Direct	$68,449	$56,564	$196,397	$205,044
Fulfillment partner	100,874	102,163	289,445	293,857

Total revenue	169,323	158,727	485,842	498,901

Cost of goods sold (1):
Direct	59,169	51,037	168,998	183,213
Fulfillment partner	83,589	84,742	242,821	244,584

Total cost of goods sold	142,758	135,779	411,819	427,797

Gross profit	26,565	22,948	74,023	71,104

Operating expenses (1):
Sales and marketing	17,959	17,815	49,285	43,163
Technology	8,081	16,284	18,282	44,921
General and administrative	9,984	12,708	24,896	38,515

Total operating expenses	36,024	46,807	92,463	126,599

Operating loss	(9,459)	(23,859)	(18,440)	(55,495)

Interest income	(1,690)	459	(150)	2,989
Interest expense	(1,264)	(1,096)	(4,226)	(3,638)
Other income, net	11	(6)	4,181	(7)

Net loss	(12,402)	(24,502)	(18,635)	(56,151)
Deemed dividend related to redeemable common stock	(47)	(33)	(140)	(99)

Net loss attributable to common shares	$(12,449)	$(24,535	$(18,775)	$(56,250)

Net loss per common share — basic and diluted	$(0.66)	$(1.19)	$(0.96)	$(2.81)
Weighted average common shares outstanding — basic and diluted	18,844	20,600	19,468	20,052

(1)               Includes stock-based compensation from employee options as follows:

Cost of goods sold — direct	$(1)	$103	$6	$308
Sales and marketing	$(1)	$77	$5	$225
Technology	$(1)	$173	$11	$513
General and administrative	$(5)	$689	$43	$2,042

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income (unaudited)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	deficit	Shares	Amount	Income (loss)	Total
	(amounts in thousands)
Balance at December 31, 2005	20,571	$2	$250,939	$(96,829)	(1,687)	$(65,325)	$962	$89,749
Exercise of stock options and warrants	237	—	2,267	—	—	—	—	2,267
Issuance of common stock	1,042	—	25,000	—	—	—	—	25,000
Treasury stock issued to employees as compensation	—	—	536	—	28	143	—	679
Stock-based compensation to consultants in exchange for services	—	—	31	—	—	—	—	31
Stock-based compensation expense from employee options	—	—	3,088	—	—	—	—	3,088
Deemed dividend related to redeemable common stock	—	—	—	(99)	—	—	—	(99)
Lapse of rescission rights on redeemable common stock	446	—	3,304	—	—	—	—	3,304
Comprehensive income (loss):
Net loss	—	—	—	(56,151)	—	—	—	(56,151)
Unrealized gain on marketable securities	—	—	—	—	—	—	740	740
Reclassification adjustment for (gains) included in net loss	—	—	—	—	—	—	(1,868)	(1,868)
Cumulative translation adjustment	—	—	—	—	—	—	11	11
Total comprehensive loss								(57,268)

Balance at September 30, 2006	22,296	$2	$285,165	$(153,079)	(1,659)	$(65,182)	$(155)	$66,751

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
 Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2005	2006	2005	2006	2005	2006
Cash flows from operating activities:
Net loss	$(12,402)	$(24,502)	$(18,635)	$(56,151)	$(15,893)	$(62,434)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization	4,901	8,469	9,466	23,013	10,696	29,161
Realized (gain) loss from marketable securities	2,776	—	2,361	(2,085)	2,749	(1,095)
Realized loss on disposition of property and equipment	—	—	—	599	34	2,056
Stock-based compensation expense from employee options	(8)	1,042	65	3,088	149	3,095
Stock options issued to consultants for services	(312)	(3)	(338)	31	(43)	(20)
Treasury stock issued to employees as compensation	91	67	402	679	402	720
Amortization of debt discount and deferred financing fees	179	139	602	417	749	435
Gain from retirement of convertible senior notes	—	—	(4,170)	—	(4,170)	(1,988)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(968)	(1,753)	(965)	104	(4,201)	(4,040)
Inventories, net	(36,587)	6,040	(51,576)	24,487	(62,325)	29,352
Prepaid inventory	(2,196)	(781)	(284)	5,605	(284)	8,578
Prepaid expenses and other assets	(1,124)	436	(5,760)	(728)	(6,337)	93
Other long-term assets, net	(424)	(123)	(435)	(105)	(523)	(1,821)
Accounts payable	6,663	14,847	(17,911)	(50,669)	23,674	3,697
Accrued liabilities	19,503	(3,072)	21,997	(26,415)	27,177	(24,846)

Net cash provided by (used in) operating activities	(19,908)	806	(65,181)	(78,130)	(28,146)	(19,057)

Cash flows from investing activities:
Decrease in restricted cash	200	—	969	253	1,242	633
Investments in marketable securities	(21,552)	—	(183,543)	—	(248,503)	(2,000)
Sales of marketable securities	34,062	—	196,250	56,756	207,679	76,771
Expenditures for property and equipment	(12,190)	(7,807)	(36,466)	(20,018)	(39,796)	(28,292)
Proceeds from the sale of property and equipment	—	—	—	1	20	2
Acquisition of Ski West (net of cash acquired)	(24,620)	—	(24,620)	—	(24,620)	—
Expenditures for other long-term assets	—	—	—	(100)	—	(100)

Net cash provided by (used in) investing activities	(24,100)	(7,807)	(47,410)	36,892	(103,978)	47,014

Cash flows from financing activities:
Payments on capital lease obligations	(182)	(124)	(3,234)	(2,878)	(3,386)	(6,730)
Drawdown on line of credit	4,368	5,245	4,368	78,503	4,368	86,003
Payments on line of credit	—	(5,245)	—	(78,503)	(1,000)	(90,371)
Proceeds from issuance of convertible senior notes	—	—	—	—	116,251	—
Payments to retire convertible senior notes	—	—	(27,935)	—	(27,935)	(7,735)
Proceeds from the issuance of common stock	—	—	—	25,000	75,207	25,000
Purchase of treasury stock	—	—	(24,133)	—	(24,133)	—
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	(47,507)	—
Settlement of call options for cash	7,937	—	7,937	—	7,937	—
Exercise of stock options and warrants	2,973	806	6,881	2,267	7,615	2,701

Net cash provided by (used in) financing activities	15,096	682	(83,623)	24,389	107,417	8,868

Effect of exchange rate changes on cash	137	40	111	11	126	(14)

Net increase (decrease) in cash and cash equivalents	(28,775)	(6,279)	(196,103)	(16,838)	(24,581)	36,811
Cash and cash equivalents, beginning of period	31,350	45,665	198,678	56,224	27,156	2,575

Cash and cash equivalents, end of period	$2,575	$39,386	$2,575	$39,386	$2,575	$39,386
Supplemental disclosure of cash flow information:
Interest paid	76	192	2,569	2,001	2,595	4,540
Supplemental disclosures of non-cash flow information:
Deemed dividend on redeemable common shares	47	33	140	99	187	144
Lapse of rescission rights	—	2,431	—	3,304	—	3,450
Equipment and software acquired under capital leases	193	0	15,390	2,274	15,390	2,322
Settlement of purchased call options for treasury stock	—	—	41,121	—	41,121	—

Fair value of assets acquired, net of cash acquired	25,956	—	25,956	—	25,956	—
Fair value of liabilities assumed	(1,336)	—	(1,336)	—	(1,336)	—

Cash paid to purchase businesses	$24,620	$—	$24,620	$—	$24,620	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance websites and processes supporting the business of the Company. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the third quarters of 2005 and 2006, the Company capitalized $11.4 million and $7.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $1.1 million and $3.6 million for those respective periods.  During the nine months ended September 30, 2005 and 2006, the Company capitalized $25.4 million and $19.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $1.6 million and $9.9 million for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $17.2 million and $17.1 million during the three months ended September 30, 2005 and 2006, respectively.  For the nine months ended September 30, 2005 and 2006, advertising expense totaled $47.7 million and $41.1 million, respectively.

Stock-based Compensation

As of January 1, 2006, we adopted SFAS 123(R) Share-based Payment — an Amendment of FASB Statements No 123 and 95, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 7).

Recent accounting pronouncements

In March 2006, the Emerging Issue Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007.  The Company does not expect the provisions of EITF No. 06-03 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for the Company on January 1, 2007. Management is currently evaluating the impact of this interpretation and does not expect the adoption of FIN 48 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 31, 2006 year-end. Management does not expect the adoption of SAB 108 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Management does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3. MARKETABLE SECURITIES

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which were scheduled to mature in November 2006. The Foreign Notes did not have a stated interest rate, but were structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon would provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If the Company redeemed the Foreign Notes prior to maturity, the Company would not realize the full amount of its initial investment.

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

On April 26, 2006, the Company sold the Foreign Notes for $49.5 million resulting in a gain on the bond instrument of $1.9 million, which the Company recognized in the second quarter of 2006 as a component of interest income. The Company had previously recorded $2.4 million of accumulated unrealized losses as a component of interest income over the period the bonds had been held.

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

4. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net loss	$(12,402)	$(24,502)	$(18,635)	$(56,151)
Net unrealized gain (loss) on marketable securities	312	—	(169)	—
Unrealized gain on Foreign Notes	660	—	660	740
Reclassification adjustment for gains included in net loss	—	—	—	(1,868)
Foreign currency translation adjustment	137	40	111	11

Comprehensive loss	$(11,293)	$(24,462)	$(18,033)	$(57,268)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Net loss attributable to common shares	$(12,449)	$(24,535)	$(18,775)	$(56,250)
Weighted average common shares outstanding—basic	18,844	20,600	19,468	20,052
Effective of dilutive securities:
Employee stock options and warrants	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	18,844	20,600	19,468	20,052
Earnings (loss) per common share—basic:	$(0.66)	$(1.19)	$(0.96)	$(2.81)
Earnings (loss) per common share—diluted:	$(0.66)	$(1.19)	$(0.96)	$(2.81)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at September 30, 2005 and 2006 was 1,342,000 shares and 1,093,000 shares, respectively. No warrants were outstanding at September 30, 2005 and 2006. As of September 30, 2006, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

6. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three or nine months ended September 30, 2005 or 2006. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2005 and 2006 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2005
Revenue	$68,449	$100,874	$169,323	$196,397	$289,445	$485,842
Cost of goods sold	59,169	83,589	142,758	168,998	242,821	411,819

Gross profit	$9,280	$17,285	26,565	$27,399	$46,624	74,023
Operating expenses			(36,024)			(92,463)
Other income (expense), net			(2,943)			(195)

Net loss			$(12,402)			$(18,635)

2006
Revenue	$56,564	$102,163	$158,727	$205,044	$293,857	$498,901
Cost of goods sold	51,037	84,742	135,779	183,213	244,584	427,797

Gross profit	$5,527	$17,421	22,948	$21,831	$49,273	71,104
Operating expenses			(46,807)			(126,599)
Other income (expense), net			(643)			(656)

Net loss			$(24,502)			$(56,151)

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

For the three and nine months ended September 30, 2005 and 2006, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2005 and September 30, 2006, all of the Company’s fixed assets were located in the United States of America.

7. STOCK-BASED COMPENSATION

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee, and related interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, any previously recognized expense was reversed as an offset to operating expenses in the period of forfeiture.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123,  Accounting for Stock Based Compensation, as amended by SFAS No. 148,  Accounting for Stock-Based Compensation — Transition and Disclosure  to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
Net loss, as reported	$(12,402)	$(18,635)
Add: Stock-based employee compensation, as reported	(8)	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,033)	(2,948)

Pro forma net loss — SFAS 123 fair value adjusted	$(13,443)	$(21,518)

Net loss per common share
Basic and diluted — as reported	$(0.66)	$(0.96)
Basic and diluted — pro forma	$(0.72)	$(1.11)

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

The application of SFAS 123(R) had the following effect on the three and nine months ended September 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Three months ended September 30, 2006	Nine months ended September 30, 2006
Operating loss	$(1,119)	$(3,088)
Net loss	$(1,119)	$(3,088)

Net loss per common share — basic and diluted	$(0.05)	$(0.15)

Valuation Assumptions for Stock Options

During the third quarter of 2006, 8,500 options were granted to employees with an estimated total grant-date fair value of $75,000. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $20,000. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation related to stock options of $1.1 million and $3.0 million, respectively.

The fair value for each stock option granted during the three months ended September 30, 2005 and 2006 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Three months ended
	September 30,
	2005	2006
Average risk-free interest rate	4.03%	4.60%
Average expected life (in years)	4.0	3.5
Volatility	76.4%	65.6%

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

Stock Option Activity

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of September 30, 2006, 1,068,001 shares are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	Shares	Weighted Average Exercise Price
Outstanding—January 1, 2006	1,299	$18.09
Granted	172	22.86
Exercised	(238)	9.68
Forfeited	(140)	28.33
Outstanding—September 30, 2006	1,093	19.36

Options exercisable—September 30, 2006	685	$15.35

The following table summarizes information about stock options as of September 30, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$2.00-$4.99	61	$4.69	0.96	$850	60	$4.69	0.95	$832
$5.00-$6.99	182	5.07	0.33	2,450	182	5.07	0.33	2,450
$7.00-$11.99	66	10.65	0.94	519	60	10.86	0.88	460
$12.00-$17.99	205	13.47	1.90	1,042	146	13.35	1.73	760
$18.00-$58.30	579	28.47	3.27	0	237	28.29	2.66	0
	1,093	19.36	2.25	4,861	685	15.35	1.54	4,502

Total compensation costs related to nonvested awards was approximately $7.2 million as of September 30, 2006. These nonvested awards are expected to be exercised over the weighted average period of 3.45 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $18.55 during the quarter ended September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 448,000.

The weighted average exercise price of options granted during the three months ended September 30, 2006 was $17.42 per share. The total fair value of the shares vested during the three months ended September 30, 2006 was $696,000. The total intrinsic value of options exercised during the three month period ended September 30, 2006 was $534,000. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 was approximately $806,000. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

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

Approximately $100,000 related to a reversal of compensation expense under the plan has been included as a reduction in general and administrative expenses for the quarter ended September 30, 2006, resulting in a total of $800,000 of performance share plan compensation expense for the nine months then ended. As of September 30, 2006, the Company has accrued $800,000 in total compensation expense under the plan.

9. BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007, however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at September 30, 2006.

At September 30, 2006, borrowings and outstanding letters of credit under the Amended Credit Agreement are collateralized by cash balances held at Wells Fargo Bank, National Association.

At September 30, 2006, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $9.5 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of September 30, 2006.  At September 30, 2006, no amounts were outstanding under the WFRF Agreement.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008. Software and equipment relating to the capital leases totaled $15.4 million and $19.8 million at December 31, 2005 and September 30, 2006, respectively, with accumulated amortization of $10.1 million and $10.5 million at those respective dates. Depreciation of assets recorded under capital leases was $1.5 and $1.8 million for the three months ended September 30, 2005 and 2006, respectively and $2.5 million and $5.1 million for the nine months ended September 30, 2005 and 2006, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending September 30,
2007	$6,186
2008	3,960
2009	—
Total minimum lease payments	10,146
Less: amount representing interest	(905)
Present value of capital lease obligations	9,241
Less: current portion	(5,361)
Capital lease obligations, non-current	$3,880

10.  3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the three months ended September 30, 2005 and 2006, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $179,000 and $139,000. Amortization of discount and debt issuance costs for the nine months ended September 30, 2005 and 2006 totaled $602,000 and $417,000, respectively.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 1,010,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at September 30, 2006.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized gains of $4.2 million and $2.0 million, net of the associated unamortized discount of $1.2 million during the quarters ended June 30, 2005 and December 31, 2005, respectively. As of September 30, 2006, $77.0 million of the Senior Notes remained outstanding.

11.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company began leasing approximately 154,000 rentable square feet for a term of ten years beginning July 2005. In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building.  The OMIII Agreement required the Company to provide either a cash deposit or a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of the improvements upon the termination of the lease. The Company’s bank issued a letter of credit for $500,000 to the Lessor on behalf of the Company.

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

Minimum future payments under these leases are as follows (in thousands):

Twelve months ended September 30,
2007	$12,057
2008	9,311
2009	8,242
2010	8,302
2011	9,988
Thereafter	29,582
$77,482

Rental expense for operating leases totaled $1.7 million and $4.3 million for the quarters ended September 30, 2005 and 2006, respectively.  For the nine months ended September 30, 2005 and 2006, rental expense totaled $3.7 and $7.3 million, respectively.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. The Company does not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights, if any, fully expired prior to the end of the third quarter, leaving no outstanding redeemable common stock as of September 30, 2006.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit.  On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the company’s appeal.  On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims.  On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order, Markman Hearing, which substantially adopted the company’s interpretation of the Furnace Brook patent.  We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law.  The court’s decision ends all claims by Furnace Brook against us, unless Furnace Brook appeals the decision.  If Furnace Brook appeals, we will prosecute the appeal vigorously.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. The California Court of Appeals informed the parties that it is ready to rule on the appeal without oral argument; the defendants, however, have requested oral argument. We intend to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company has responded to the subpoena.

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

The carrying amount and classification of the consolidated assets that are collateral for the entity’s obligations include (in thousands):

September 30, 2006
Cash	$67
Accounts receivable	453
Inventory	6,157
Prepaid expenses	11
Property and equipment	186
$6,874

During the first quarter of 2006, the Company removed the functionality for its customers to design jewelry from its Website, and therefore the entity plans to sell its inventory through other sales channels.  During the second quarter of 2006, the Company received $1.0 million from the entity to pay down a portion of the promissory note.

14. STOCK OFFERINGS

On May 1, 2006, the Company sold approximately 1,042,000 shares of common stock for an aggregate price of $25.0 million.

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and travel services, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMVG”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods—between our customers.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 52,000 products under multiple shopping tabs on our main website, plus approximately 607,000 media products on our BMVG tab.

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

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. During the three and nine months ended September 30, 2006, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the three months ended September 30, 2006, we fulfilled approximately 30% of all orders through our warehouses. Our warehouses generally ship between 12,000 and 14,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners (excluding travel products) on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 490 third parties which post approximately 43,000 non-BMVG products, as well as most of the BMVG products and a portion of our current travel offerings, on our Websites.

Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. Our returns policy for products other than those sold in our Electronics and Computers department provides for a $4.95 restocking fee and the provision that we will accept product returns initiated within thirty days after the shipment date. We charge a 15% restocking fee (instead of the $4.95 restocking fee) on all items returned for non-defective reasons from the Electronics and Computers department.

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMVG) and not necessarily to our auction or travel tabs on our Websites.

Wholesale business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and opened a “Club O Gold” membership program (into which our B2B customers were grandfathered). During 2005, we integrated this program into our “Wholesale” tab. For this tab, we have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

Travel business

We operate a discount travel department as part of our Website. We use fulfillment partners to supply the travel products and services (flights, hotels, rental cars, etc.). We currently offer air, hotel and car reservation services as well as ski, cruise and vacation packages.

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”), an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses) for Ski West, and we may be subject to additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005, as amended to date, among us, Ski West, and all of the former shareholders of Ski West.

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

Auctions business

We operate an online auction service as part of our Website. Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. For these sales we record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping site on our auction site, and for these sales, we record the revenue on a gross basis.  Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to segregate as its own segment.

Cost of goods sold

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses), credit card fees, customer service costs and stock-based compensation.

Operating expenses

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising.  For the three months ended September 30, 2005 and 2006, our advertising expenses totaled approximately $17.2 million and $17.1 million, respectively, representing 96% for both periods, respectively, of sales and marketing expenses.  For the nine months ended September 30, 2005 and 2006, our advertising expenses totaled approximately $47.7 million and $41.1 million, respectively, representing 97% and 95%, respectively, of sales and marketing expenses for those respective periods.

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

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” included elsewhere in this report.

Commentary — Sales growth and conversion rates.  Although growth had already slowed significantly over the first six months of this year, for the first time in our history, quarterly revenue decreased compared to the corresponding period of the prior year. In addition, early fourth quarter revenue continued to lag slightly behind last year’s revenue. The primary cause was a decrease in website conversion rate — defined as the percentage of visitors to the website who make a purchase. The areas of our business that most directly affect conversion rate, including  personalization of the website, customer retention, e-mail marketing, site design and layout are the responsibility of our internal marketing department. Within each of these areas, we have identified and made progress on several initiatives that we believe can improve conversion. We have also outsourced to third-party providers certain aspects of the functionality on the website, including the engine that provides product recommendations to customers visiting product pages and the gift center that we expect to go live during the fourth quarter. We believe that it will take until mid-2007 to fully implement these initiatives.

For the first nine months of the year, sales growth decreased more than we had anticipated. While decreased conversion rates particularly affected third quarter sales, we believe the decrease in the first nine months of 2006 was primarily the result of the system issues we experienced while implementing a new ERP system in the third and fourth quarters of 2005.   We believe that our infrastructure upgrades in 2005 resulted in an unsatisfactory experience for some of our customers, which in turn affected both repeat and new customer sales in 2006.

Commentary — Decrease in direct gross margins in 2006.   Gross margins in our direct business have decreased to 10.6% over the first nine months of 2006, down from 14.0% over the same period in 2005. This is primarily the result of lowering prices to our customers in an effort to reduce inventory levels. Over the past year, we have reduced combined inventory and prepaid inventory from $111 million to $72 million, a decrease of 35%, while overall direct sales are up slightly over last year. In an effort to reduce the overall SKU (stock keeping unit) count on our website and to refine our product selection to categories that turn faster and have higher profitability, we are reducing our overall inventory levels.  We believe that we can run the direct business with less inventory than we have in the past, while filling in product selection using fulfillment partners, rather than acquiring the inventory and committing our own capital. We expect to continue to implement price reductions on inventory in an effort to reduce inventory below $50 million by the end of the year, and therefore expect to see continued pressure on direct gross margins through the fourth quarter. However, as a result of these efforts, we believe that we should see a significant improvement in direct gross margins beginning in the first quarter of 2007.

Commentary — Marketing.   Our intent in 2006 was to keep marketing expense as a percent of sales at approximately 7%, and we had accomplished this over the first six months of the year. However, we entered the third quarter with our systems and processes running smoothly, and our customer satisfaction ratings back to where they had been previous to the system issues we experienced at the end of 2005.  As a result, we increased both online and offline marketing expenditures in an effort to create sales momentum going into the fourth quarter.  However, we did not see a corresponding increase in sales, primarily as a result of the drop in visitor conversion rates.

We believe that our marketing  expenditures were also less efficient due to overall increases in online marketing rates, as well as the expiration of marketing  agreements we had with several large portals, including MSN, Yahoo and AOL, which are either no longer available or are too expensive to justify.  In an effort to offset this, we have internally developed a search engine optimization tool that we believe will help us manage keyword purchases more efficiently.  In addition, we increased our television and radio expenditures in the third quarter, and while our overall brand awareness continues to increase, this has not yet translated into additional sales.

As a result, we now intend to direct the majority of our marketing dollars to areas that we believe will directly improve conversion.  However, while our goal is to get marketing expense back to the 7 percent of sales range, our contractual obligations will make it difficult for us to accomplish this in the fourth quarter.

Commentary — Technology and G&A costs.   We have made significant investments in our infrastructure over the past two years, and have built capacity into our systems that we believe will support a billion dollar business.   However, as we have pointed out previously, the infrastructure improvements were expensive, and to obtain the full benefits of those improvements, we will need to increase revenues.  Although G&A expenses are up over 40%, and technology expenses are more than double what they were in 2005, we now believe that costs in both of these areas are stabilizing.

Commentary — Balance sheet items.   Our cash balance was $39 million at the end of the quarter, and we had an additional $32 million available under our inventory-based credit facility at September 30, 2006. As we plan to reduce inventory to less than $50 million at the end of the year (versus $93 million at the end of 2005), we anticipate that it may require less capital to run the current business in 2007.  However, whether we will need to raise additional capital will depend on, among other things, our revenues, gross margins, product sales mix, and expenses.

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

Revenue recognition.   We derive our revenue from four sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouse; (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise shipped by fulfillment partners directly to consumers and other businesses, as well as fee revenue collected from the products listed and sold through the auction tab of our Website; and (iii) merchant hotel revenues; and (iv) commission revenue from our auctions and agency travel operations. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction and travel services were not material in the third quarters of 2005 and 2006 and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auction and travel products) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104 “Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue. In addition, amounts received in advance for gift cards, Club O memberships and marketing royalties related to our co-branded credit card program are recorded as deferred revenue and recognized in the period earned.

Accounting for merchant and agency revenues for our Travel subsidiary.   The determination of gross versus net presentation is based principally on the company’s consideration of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” and Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” including the weighing of the relevant qualitative factors regarding our status as the primary obligor, and the extent of pricing latitude and inventory risk. The method of merchant revenue presentation by us does not impact operating profit, net income, or cash flows, but rather revenues and cost of sales.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.   Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.6 million and $1.8 million as of December 31, 2005 and September 30, 2006, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms. We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $1.2 million and $1.7 million as of December 31, 2005 and September 30, 2006, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. As of September 30, 2006, our inventory balance was $68.8 million, net of allowance for obsolescence or damaged inventory of $4.5 million. At December 31, 2005, our inventory balance was $93.3 million, net of reserve for obsolescence or damaged inventory of $5.2 million.

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

During the third quarters of 2005 and 2006, we capitalized $11.4 million and $7.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $1.1 million and $3.6 million for those respective periods.  During the nine months ended September 30, 2005 and 2006, we capitalized $25.4 million and $19.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $1.6 million and $9.9 million for those respective periods.

Accounting for income taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2005 and September 30, 2006, we have recorded a full valuation allowance of $36.6 million and $58.0 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.   Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $13.2 million as of December 31, 2005 and September 30, 2006. There was no impairment of goodwill or long-lived assets during the three or nine months ended September 30, 2005 and 2006.

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

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual periods prior to the completion of the three-year measurement period, we record compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

Approximately $100,000 related to a reversal of compensation expense under the plan has been included as a reduction in general and administrative expenses for the quarter ended September 30, 2006, resulting in a total of $800,000 of performance share plan compensation expense for the nine months then ended. As of September 30, 2006, the Company has accrued $800,000 in total compensation expense under the plan.

Recent Accounting Pronouncements.

In March 2006, the Emerging Issue Task Force reached a consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-03”).  We are required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007.  We do not expect the provisions of EITF No. 06-03 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for us on January 1, 2007. We are currently evaluating the impact of this interpretation and do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for us for the December 31, 2006 year-end. We do not expect the adoption of SAB 108 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial statements.

Results of Operations—2005 compared to 2006

Revenue

Total revenue decreased from $169.3 million during the third quarter of 2005, to $158.7 million in 2006, representing a 6% decline year-over-year. During this same period, direct revenue decreased 17% from $68.4 million to $56.6 million, while fulfillment partner revenue increased 1%, from $100.9 million to $102.2 million for those respective periods.  For the nine months ended September 30, 2005 and 2006, total revenue grew 3%, from $485.8 million in 2005 to $498.9 million in 2006.  During the same nine-month period, direct revenue grew 4%, from $196.4 million in 2005 to $205.0 million in 2006, while fulfillment partner revenue experienced 2% growth, from $289.4 million in 2005 to $293.9 million in 2006.

The 6% decrease in total revenue we experienced during the third quarter of 2006 and the 3% growth experienced during the nine months of 2006 was much slower than our historical year over year growth rates have been. We believe that this is primarily the result of the system issues that we experienced during the last few months of 2005 that resulted in a poor shopping experience for some of our customers, leading to slowing growth in the fourth quarter of 2005 and through the first nine months of 2006. In addition, we have experienced some inflation in online marketing rates due to increases in costs-per-click and the expiration of the majority of our agreements with the large portals, which has made both growth and marketing efficiency more difficult.  Although our increased marketing efforts in the third quarter drove traffic to the websites, our overall conversion rates declined during the quarter (both sequentially and year-over-year), impacting overall sales.

Gross Margins

Total Gross Margins—Total cost of goods sold decreased $7.0 million or 5%, from $142.8 million during the quarter ended September 30, 2005 to $135.8 million during the quarter ended September 30, 2006, resulting in a decrease in gross profits of 14% (from $26.6 million to $22.9 million) during the same periods. As a percent of total revenue, cost of goods sold increased from 84% to 86% for those respective periods, resulting in gross margins of 15.7% and 14.5% for the quarters ended September 30, 2005 and 2006, respectively.  For the nine months ended September 30, 2005 and 2006, total cost of goods sold was $411.8 million and $427.8 million, respectively, an increase of 4%, resulting in gross margins of 15.2% and 14.3% for those respective periods.

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

Direct Gross Margins—Gross profits for our direct business decreased 40% from $9.3 million for the quarter ended September 30, 2005 to $5.5 million recorded during the same period in 2006. Gross profits as a percentage of direct revenue were 13.6% and 9.8% for the quarters ended September 30, 2005 and 2006, respectively.  For the nine months ended September 30, 2005 and 2006, gross profits for our direct business were $27.4 million and $21.8 million, a decrease of 20%.  The lower gross margins experienced by the direct business are primarily the result of lowering prices to our customers in an effort to reduce inventory levels, and we expect continued markdowns to have a similar effect on gross margins through the fourth quarter.  This was partially offset by improvements in variable handling and customer service costs in the second and third quarters. We anticipate additional cost savings in these areas in the fourth quarter now that the improved build-out of our Salt Lake City warehouse and our new customer service application both became operational during the third quarter.

Fulfillment Partner Gross Margins— Our fulfillment partner business generated gross profits of $17.3 million and $17.4 million for the quarters ended September 30, 2005 and 2006, respectively, an increase of 1%, with 17.1% gross margins in both years.  For the nine-month periods, our fulfillment partner business generated gross profits of $46.6 million in 2005 and $49.3 million in 2006, representing growth of 6%.  Gross margins for those respective periods were 16.1% in 2005 and 16.8% in 2006. The increase in gross profits in the third quarter for our fulfillment partner operations was largely due to improvements in product costs.

Travel and Auctions Gross Margins—Fulfillment partner gross margins were augmented by the historically higher gross margins from the Travel and Auctions businesses. The gross profits generated by the travel business this year are primarily a result of merchant hotel revenue related to the operations of Ski West, which we acquired on July 1, 2005. Since revenues from sales in both of these businesses are recorded on a net basis, they result in higher gross margins than our shopping business.

Fulfillment costs

Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as credit card fees and customer service costs, all of which we include as costs in calculating gross margins. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margins. As a result, our gross margins may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

(in thousands)	Three months ended September 30,				Nine months ended September 30,
	2005		2006		2005		2006

Total revenue	$169,323	100%	$158,727	100%	$485,842	100%	$498,901	100%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	129,468	76%	123,446	78%	375,697	78%	385,572	77%
Fulfillment costs	13,290	8%	12,333	8%	36,122	7%	42,225	9%
Total cost of goods sold	142,758	84%	135,779	86%	411,819	85%	427,797	86%

Gross profit	$26,565	16%	$22,948	14%	$74,023	15%	$71,104	14%

As displayed in the above table, fulfillment costs during the quarters ended September 30, 2005 and 2006 were $13.3 million and $12.3 million, respectively, or 8% and 8% of total revenue for both respective periods.  For the nine months ended September 30, 2005 and 2006, fulfillment costs totaled $36.1 million and $42.2 million, respectively, representing 7% and 8% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $18.0 million and $17.8 million (1% decrease) for the quarters ended September 30, 2005 and 2006, respectively. For the quarters ended September 30, 2005 and 2006, sales and marketing expenses equaled 11%, respectively, of total revenue.  For the nine months ended September 30, 2005 and 2006, sales and marketing expenses totaled $49.3 million and $43.2 million (12% decrease), representing 10% and 9% of total revenue for those respective periods.

We direct customers to our Websites primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

We reduced marketing expenditures in the first and second quarters of 2006 to focus our resources on completing prior year initiatives and improving internal business processes. As most of these projects had been completed and our customer satisfaction ratings had rebounded back to previous year or better levels, we ramped up marketing expenditures in the third quarter, even though we had intended to continue to spend 10-20% less on marketing than we had in the previous year.  In particular, we increased our offline marketing expenditures, mostly in cable television and radio. Although our marketing efforts drove additional traffic to the Websites, our overall conversion rates declined during the quarter, and as a result, our overall marketing expenditures were much less efficient (11% of sales) in the third quarter than they had been over the previous six months of 2006 (7.5% of sales). We currently have multiple projects in development that are intended to help improve conversion rates and our overall marketing efficiency.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also included stock-based compensation related to the adoption of SFAS 123(R) of $82,000 and $225,000 during the three and nine months ended September 30, 2006, respectively.

Technology expenses.   Technology expenses increased 100%, from $8.1 million during the quarter ended September 30, 2005 to $16.3 million during same period in 2006.  For the nine-month periods, technology expenses increased 145% from $18.3 million in 2005 to $44.9 million in 2006, representing 4% and 9% of total revenue for those respective periods.

We have incurred a “stair-step” increase in technology costs over the past two years, as we have made significant investments in all of our major systems, with approximately $61 million of capital expenditures in 2005, and an additional $24 million through the first nine months of 2006. As a result, technology expenses will more than double for the full year 2006 over 2005. The increases in expense are related primarily to increased depreciation expense, as well as increases in maintenance and support costs, and increased IT personnel, including consultants. With sales growth at only 3% year-to-date, these increased expenses will result in a significant increase in technology expenses as a percent of sales for the full-year 2006. However, at our current growth rates, we believe that our technology costs are now beginning to stabilize. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) of $186,000 and $513,000 during the three and nine months ended September 30, 2006, respectively.

General and administrative expenses.   General and administrative (“G&A”) expenses increased 27%, from $10.0 million during the quarter ended September 30, 2005 to $12.7 million during the same quarter in 2006, representing 6% and 8% of total revenue for each of the respective periods.  For the nine-month periods, G&A expenses increased 55%, from $24.9 million in 2005 to $38.5 million in 2006, representing 5% and 8% of total revenue for those respective periods.

The increase in G&A expenses in the three and nine months ended September 30, 2006 compared to the same periods in 2005 relates to increases in payroll-related expenses, professional fees, merchandising, legal and finance costs. Also in the third quarter of 2005, we relocated our corporate offices to larger facilities, increasing quarterly rent expense by approximately $1.0 million. Slowing growth, combined with these increases in G&A expense, will result in a significant increase in G&A expense as a percent of sales for the full year 2006. However, we believe that our G&A costs are stabilizing, and at current growth rates, we anticipate minimal increases to G&A in 2007.

We incurred stock-based compensation within general and administrative expenses of approximately $740,000 and $2.0 million for the three and nine months ended September 30, 2006, respectively.

A large portion of our technology and general and administrative expenses are now non-cash expenses. We estimate that total depreciation and amortization expense will approximate $32 million in 2006. Therefore, including stock-based compensation, non-cash expenses are estimated to be approximately $36 million for the year, compared to approximately $16 million of similar non-cash expenses in 2005.

Non-operating income (expense)

Interest income, interest expense and other income (expense).  The primary components of our net interest income, interest expense and other income (expense) are the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, bank credit lines, letters of credit, capital leases, and other related fees.  Additionally, we incurred a large expense during the third quarter of 2005 related to the valuation of the conditional coupon of our foreign bonds.  Consequentially, interest income increased from $1.7 million negative interest income related to the valuation of the conditional coupon of our foreign bonds during the quarter ended September 30, 2005 to $459,000 during the same quarter in 2006.  For the nine months ended September 30, 2005 and 2006, interest income increased from $150,000 negative interest income to $3.0 million, respectively, including a $1.9 million gain recognized in the second quarter of 2006 as a result of selling the foreign bonds.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million.  See Note 3—“Marketable Securities”.

Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $1.3 million during the quarter ended September 30, 2005 to $1.1 million during the same period in 2006.  For the nine month periods, interest expense decreased from $4.2 million to $3.6 million.  The decrease in interest expense is related to the reduction of convertible notes outstanding related to the retirement of $33.0 million of Senior Notes in June and November of 2005.  See Note 10 — “3.75% Convertible Senior Notes”.

Other income for the nine months ended September 30, 2005 relates primarily to the retirement of $33.0 million of Senior Notes for $27.9 million, which resulted in a recognized gain of $4.2 million.

Income taxes

Income taxes.   For the quarters ended September 30, 2005 and 2006, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2005 and September 30, 2006, we had net operating loss carryforwards of approximately $58.0 million and $116.8 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2019.

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

The following table illustrates the effects on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock-based compensation plans prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the three and nine months ended September 30, 2006 are not presented because stock-based payments were accounted for under SFAS 123(R)’s fair value method during this period.

	Three months ended September 30,	Nine months ended September 30,
	2005	2005

Net loss, as reported	$(12,402)	$(18,635)
Add: Stock-based employee compensation, as reported	(8)	65
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,033)	(2,948)

Pro forma net loss — SFAS 123 fair value adjusted	$(13,443)	$(21,518)

Net loss per common share
Basic and diluted — as reported	$(0.66)	$(0.96)
Basic and diluted — pro forma	$(0.72)	$(1.11)

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

The application of SFAS 123(R) had the following effect on the three and nine months ended September 30, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Three months ended September 30, 2006	Nine months ended September 30, 2006
Operating loss	$(1,119)	$(3,088)
Net loss	$(1,119)	$(3,088)

Net loss per common share — basic and diluted	$(0.05)	$(0.15)

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

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2006	$180,206	$159,968	$158,727
2005	165,881	150,638	169,323		$317,980
2004	82,078	87,792	103,444		221,321
2003	29,164	28,833	57,788	*	123,160
2002	12,067	14,380	23,808		41,529

*                      Note that total revenue since the third quarter of 2003 reflects the change in our policy in which sales by fulfillment partners are recorded “gross” instead of “net” as in prior quarters.

Liquidity and Capital Resources

At September 30, 2006, our cash and cash equivalents balance was $39.4 million.  Our operating activities resulted in a net cash outflow of $19.9 million and a net cash inflow of $806,000 for the quarters ended September 30, 2005 and 2006, respectively. For the nine months ended September 30, 2005 and 2006, cash outflows from operating activities were $65.2 million and $78.1 million, respectively.  The primary use of cash and cash equivalents during the nine months ended September 30, 2006 was to fund our operations, including net losses of $56.2 million (including $25.7 million of net non-cash activity), as well as changes in prepaid expenses, other long-term assets, accounts payable and accrued liabilities of $728,000, $105,000, $50.7 million and $26.4 million, respectively. This was offset by the cash provided from a reduction in inventory and prepaid inventory of $30.1 million as well as collections of accounts receivable of $104,000.  For the nine months ended September 30, 2005, cash outflows was a result of funding our net loss of $18.6 million (including $8.4 million of net non-cash activity) for the period and changes in accounts receivable, inventory and prepaid inventory, prepaid expenses, other long-term assets and accounts payable of $965,000, $51.9 million, $5.8 million, $435,000 and $17.9 million, respectively.  This was offset by the cash provided by changes in accrued liabilities of $22.0 million.

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

Due to the seasonality in our quarterly sales and operating cash flows, we believe the trailing twelve month (“TTM”) operating cash flow to be a better indication of our true operating cash flow. For the twelve months ending September 30, 2006, the TTM operating cash outflows were $19.1 million versus $28.1 million for the TTM ending September 30, 2005. For the TTM ended September 30, 2006, cash outflows resulted from net losses, combined with changes in accounts receivable, other long-term assets, and accrued liabilities of $4.0 million, $1.8 million, and $24.8 million, respectively, offset by a decrease in inventory and prepaid inventory, prepaid expenses and an increase in accounts payable of $37.9 million, $93,000 and $3.7 million, respectively.

Investing activities resulted in cash outflows of $24.1 million and $7.8 million for the three months ended September 30, 2005 and 2006, respectively. For the nine-month periods, investing activities resulting in cash outflows of $47.4 million in 2005 and cash inflows of $36.9 million in 2006.  During the nine months ended September 30, 2006, the cash inflows resulted from the sale of marketable securities of $56.8 million, including the sale of our foreign notes of $49.5 million in April, offset by expenditures for property and equipment of $20.0 million.  Cash outflows from investing activities for the nine months ended September 30, 2005 resulted from investments in marketable securities of $183.5 million, expenditures for property and equipment of $36.5 million and the acquisition of Ski West, Inc. for $24.6 million.  This was offset by sales of marketable securities of $196.3 million.

Financing activities resulted in cash inflows of $15.1 million for the quarter ended September 30, 2005 and cash inflows of $682,000 for the quarter ended September 30, 2006.  For the nine-month periods, financing activities resulted in cash outflows of $83.6 million in 2005 and cash inflows of $24.4 million in 2006.  The cash inflows in 2006 primarily are the result of cash received from the sale of common stock for $25.0 million and $2.3 million from the exercise of employee stock options, offset by payments on capital lease obligations of $2.8 million.  Cash outflows for financing activities in 2005 were primarily from capital lease payments of $3.2 million and the payments of $27.9 million to retire our convertible senior notes, $24.1 million to purchase our common stock, and $47.5 million to purchase call options to purchase our common stock.  These outflows were offset by borrowings of $4.4 million from our line credit, $7.9 million related to the settlement of call options for cash and $6.9 million from the exercise of stock options and warrants.

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

Contractual Obligations and Commitments.   The following table summarizes our contractual obligations as of September 30, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long-term debt arrangements	$77,000	$—	$—	$—	$77,000
Interest on convertible senior notes	15,160	2,888	5,775	5,775	722
Capital lease obligations	10,146	6,186	3,960	—	—
Operating leases	77,482	12,057	17,553	18,290	29,582
Purchase obligations	23,553	23,553	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$203,341	$44,684	$27,288	$24,065	$107,304

	Amounts of Commitment Expiration Per Period (in thousands)
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
Letters of credit	$9,530	$9,530	$—	$—	$—
Redeemable common stock	—	—	—	—	—
Total commercial commitments	$9,530	$9,530	$—	$—	$—

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of September 30, 2006, $77.0 million of Senior Notes and unamortized debt discount of $1.8 million remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $3.5 million is payable in the next twelve months. In connection with the preparation of the new office space, we have provided a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also agreed to pay approximately $2.0 million for leasehold improvements. We paid for the majority of the leasehold improvements during 2005 and paid the remainder in 2006.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2006. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at September 30, 2006.

At September 30, 2006, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $9.5 million were issued on our behalf.

$40.0 million WFRF Agreement

On December 12, 2005, we entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. We have the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under our $30.0 million credit facility with Wells Fargo Bank, National Association. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of September 30, 2006.  At September 30, 2006, no amounts were outstanding under the WFRF Agreement.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights, if any, fully expired prior to the end of the third quarter, leaving no outstanding redeemable common stock as of September 30, 2006.

Share Repurchase Program

During January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of our three-year share repurchase program to include the repurchase of our Convertible Senior Notes.  Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million. As of September 30, 2006, we have utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for an aggregate price of $25.0 million.

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

At September 30, 2006, we had $39.4 million in cash and cash equivalents. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $100,000 on our loss for the quarter ended September 30, 2006, or the fair market value or cash flows of these instruments.

At September 30, 2006, we had $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at September 30, 2006, we had $9.5 million in letters of credit outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of December 31, 2005 and September 30, 2006 was $54.7 million and $54.3 million, respectively.

ITEM 4.                                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2006. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit.  On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the company’s appeal.  On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims.  On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order, Markman Hearing, which substantially adopted the company’s interpretation of the Furnace Brook patent.  We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law.  The court’s decision ends all claims by Furnace Brook against us, unless Furnace Brook appeals the decision.  If Furnace Brook appeals, we will prosecute the appeal vigorously.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded, and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. The California Court of Appeals informed the parties that it is ready to rule on the appeal without oral argument; the defendants, however, have requested oral argument.  We intend to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  The subpoena requests a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company has responded to the subpoena.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $12.4 million and $24.5 million for the three months ended September 30, 2005 and 2006, respectively, and $18.8 million and $56.3 million for the nine months ended September 30, 2005 and 2006, respectively. As of December 31, 2005 and September 30, 2006, our accumulated deficit was $96.8 million and $153.1 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At September 30, 2006, we had fulfillment partner relationships with approximately 490 third parties whose products we offer for sale on our Websites. These products accounted for approximately 82% of the non-BMVG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

We generally pay our senior management, including our executive officers, lower levels of cash compensation than we believe they might be able to earn elsewhere. Our stock option plan and performance share plan are intended to and do help us recruit and retain highly qualified personnel; however, we sometimes have difficulty retaining senior level personnel. If we are unable to retain our senior management with our current compensation structure and incentive plans, we may lose members of senior management and/or be required to modify our compensation structure and/or retention plans.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of September 30, 2006, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Dated: November 9, 2006