Form 10-K
period 2006-12-31
OVERSTOCK.COM, INC
filed 2007-03-14
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.0001 par value (title of class)

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2006), was approximately $143.8 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of March 9, 2007 there were 23,612,071 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2007 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

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

•       the possibility of future sales of portions of our business and the anticipated associated benefits;

•       our belief that we can attract customers in a cost-efficient manner;

•       our strategy to develop strategic business relationships with additional wholesalers and distributors;

•       our strategy to reduce costs associated with our existing expense structure and the anticipated associated benefits;

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

•       our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

•       our belief that we can successfully offer and sell a constantly changing mix of products and services.

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and travel services, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods and services.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 36,000 products under multiple shopping tabs on our main website, plus almost 500,000 media products on our BMMG tab.

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

Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

•       High quality and broad product selection.   Much of the merchandise offered on our Websites is from well-known, brand-name manufacturers. We typically have approximately 36,000 non-BMMG products and almost 500,000 BMMG products (books, magazines, CDs, DVDs, video cassettes and video games) in eight major departments.

•       Convenient access on a secure site.   Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. We do not sell any personal information about our customer base to third parties.

•       Responsive customer service and positive shopping experience.   Our team of customer service representatives (which includes employees, temporary employees and outsourced staff) assists customers by telephone, instant online chat and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of its e-mails within one business day. For our consumer business, we include a return shipment label in our customer’s shipment to facilitate product returns and, subject to certain conditions; we allow customers up to 30 days from date of shipment to initiate the return of most purchased merchandise. In addition, we continually update and monitor our Websites to enhance the shopping experience for our customers.

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

•       Loyalty programs.   In March 2004, we launched our frequent buyer’s club, Club O. Members of Club O pay an annual fee of $29.95 and receive a 5% discount on all non-travel and non-BMMG products and $1 shipping per order, along with access to a special customer service hotline. Additionally, in November 2005, we partnered with Chase Card Services to launch an Overstock.com Co-Branded Rewards Visa credit card program, offering our customers a $30 store credit (for existing Club O members) or a free Club O membership for one year (for non-Club O members) and the opportunity to earn rewards certificates to redeem on our shopping and BMMG Websites.

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. During the years ended December 31, 2004, 2005 and 2006, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the years ended December, 2004, 2005 and 2006, we fulfilled approximately 40%, 38%, and 39%, respectively, of all orders through our warehouses. Our warehouses generally ship between 10,000 and 12,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 540 third parties which post approximately 26,000 non-BMMG products, as well as most of the BMMG products and a portion of our current travel offerings, on our Websites.

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

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMMG) and not necessarily to our auction or travel tabs on our Websites.

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

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”), an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related costs) for Ski West, and we may be subject to additional earn-out payments (based on a percentage of its operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005, as amended to date, among us, Ski West, and all of the former shareholders of Ski West. Effective upon the closing, Ski West became our wholly-owned subsidiary, and we integrated the Ski West travel offerings with our existing travel offerings and changed its name to OTravel.com, Inc.

Business Restructuring

During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, “Financial Statements”—Note 4—“Restructuring Expenses”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale.  At December 31, 2006, we accrued a liability of $5.9 million associated with the facilities consolidation and restructuring program, including $5.5 million related to lease termination costs and $450,000 related to the asset retirement obligation (see Item 15 of Part IV, “Financial Statements”—Note 9—“Asset Retirement Obligation”), all of which is to be paid during the first quarter of 2007.

As part of this program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell the Company’s travel subsidiary (“OTravel”), and we have received a non-binding letter of intent from a third-party to purchase this business. As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.   The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

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

Cars listing business

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from our  cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Cost of goods sold

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses), credit card fees, customer service costs and stock-based compensation.

Operating expenses

Sales and marketing expenses consist of advertising, public relations and promotional expenditures, as well as payroll and related expenses, including stock-based compensation, for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising. For the years ended December 31, 2004, 2005 and 2006, our advertising expenses totaled approximately $39.2 million, $75.3 million and $68.1 million, respectively, representing 97%, 98% and 96%, respectively, of sales and marketing expenses.

Technology expenses consist of wages and benefits, including stock-based compensation, for technology personnel, rent, utilities, connectivity charges, as well as support and maintenance and depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits, including stock-based compensation, for executive, legal, accounting, merchandising and administrative personnel, rent and utilities, travel and entertainment, depreciation and amortization of intangible assets and other general corporate expenses.

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

Anne Klein	Hoover	Random House
AOL Time Warner	Joseph Abboud	RCA
Bissell	JVC	Samsonite
Blue Ridge Home Fashions	Kodak	Seiko
Canon	Mai	Simon & Schuster
Charles David	Movado	Sony
Dyson	Novica	Swiss Army
Fuji	Panasonic	Steve Madden
Hewlett-Packard	Philips	Toshiba

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

Sales and Marketing

We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, banners and e-mail campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We launched our national television and radio branding campaign in 2003, and have continued to develop it. We develop our branding campaigns internally and we believe that doing so is cost-effective.

Products

Online Products

Our products are organized into eight different product departments:

Furniture	Home
Bedding	Sports
Jewelery & Watches	Electronics
Clothing	Entertainment
Other Stores

Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the “Electronics” tab has the following product categories currently within the “Electronics & Computers” department:

Audio & Video	Computers & Hardware
Cameras & Optics	Cellular Phones
Telephones	Monitors
Printers & Scanners	Home Office Equipment
New Arrivals	Clearance

Each category has several subcategories that further detail the product contained within. For example, under the “Computers & Hardware” category, we have the following subcategories:

Computers	PDA & Handhelds
Computer Accessories	Hard Drives
Upgrades	More

Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, a color picture and pricing information.

The number of total products we offer has grown from less than 100 in 1999, to more than 36,000 non-BMMG products and almost 500,000 BMMG products (books, magazines, CDs, DVDs, video cassettes and video games) as of December 31, 2006. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Our Worldstock Handcraft link found under the “Other Stores” tab is our socially-responsible, Internet marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

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

Payment Terms.   Generally, we require verification of receipt of payment or credit card authorization (including verifications from BillMeLater) before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days).

Fulfillment for Direct Business.   During 2006, we fulfilled approximately 39% of all orders through our leased Salt Lake City, Utah warehouses or our outsourced warehouses in Plainfield, Indiana. During 2006, the Salt Lake City warehouse team generally shipped between 10,000 and 12,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouse. Our warehouses store approximately 10,000 non-BMMG products offered on our Websites. We operate the Salt Lake City warehouse with an automated warehouse management system that tracks the receipt of the inventory items, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Websites relay orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Websites shipment of each order. Customers track the shipping status of their packages through links we provide on our Websites.

Fulfillment Partner Business.   During 2006, approximately 61% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently manage approximately 540 entities that collect orders through our Websites. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, beginning July 1, 2003, we began handling returns for these sales. These third parties relay shipment confirmations to our Websites where customers can review shipping and tracking information. From a customer’s point of view, shipping from our warehouses or from the warehouse of one of these third parties is indistinguishable.

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

Technology

We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and Verizon, Inc. to obtain connectivity to the Internet over multiple Gig-E and OC48 links. We currently store our data on several Oracle 10g database clusters using Dell and IBM computer hardware connected to multiple large scale EMCs for data storage. Currently, we use Dell and IBM servers for our Websites, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. During 2004 we moved our primary computer infrastructure to a co-location facility in Salt Lake City.

In July 2005, we entered into a Colocation Center Agreement (the “Colocation Agreement”)  to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for a data center and co-location facility. In November 2006, we made a determination to consolidate our facilities and began negotiations to terminate the lease of the new co-location facility (see Item 15 of Part IV—“Financial Statements”—Note 4 “Restructuring Expense”), and on February 1, 2007, we terminated the lease agreement effective as of December 29, 2006. Currently, our primary computer infrastructure remains at our original co-location facility in Salt Lake City.

In addition to our co-location facility, we have computer facilities located at our principal corporate offices, which we use primarily for backups, redundancy, development, and testing. As we have made the determination to consolidate facilities, including marketing of the principal corporate office space for sub-lease, we anticipate relocating these facilities during 2007.

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

As the market for online liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies both currently or not yet operating online. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the services we provide.

In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their Website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot ensure that we will be able to compete successfully against current and future competitors or address increased competitive pressures. See Item 1A—“Risk Factors”.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims. On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order, Markman Hearing, which substantially adopted the Company’s interpretation of the Furnace Brook patent. We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 16, 2007, we filed a brief with the Federal Circuit Court and the appeal is now pending.

In November 2006, the Company received a letter from Applied Interactive, claiming that certain of our business practices and our website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that we do not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, we filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that we do not infringe any valid claim of the Applied Interactive patents. The complaint has been served and the case is in its initial stages. The Company intends to vigorously prosecute this action.

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

Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business. See Item 1A - “Risk Factors”.

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

Employees

As of December 31, 2006, we had 864 full-time employees, including 194 in customer service and fraud prevention, 189 in order fulfillment, 140 in information technology and Website production, 54 in marketing, 215 in merchandising (including auctions, cars and travel), 34 in accounting and finance, and 38 in our executive and administrative department. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

ITEM 1A.        RISK FACTORS

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially . Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the following risks could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses attributable to common shares of $25.1 million and $101.9 million for the years ended December 31, 2005 and 2006, respectively. As of December 31, 2005 and 2006, our accumulated deficit was $96.8 million and $198.7 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will continue to incur significant operating expenses and capital expenditures as we:

•       enhance our distribution and order fulfillment capabilities;

•       further improve our order processing systems and capabilities;

•       develop enhanced technologies and features;

•       expand our customer service capabilities to better serve our customers’ needs;

•       expand or modify our product offerings;

•       rent or terminate warehouse and office space;

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

At December 31, 2006, we had fulfillment partner relationships with approximately 540 third parties whose products we offer for sale on our Websites. These products accounted for approximately 72% of the non-BMMG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

In the recent past, we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. To the extent that we rely on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

Historically, we have grown quickly and if we fail to manage our growth, our business will suffer.

Historically, we have rapidly and significantly expanded our operations, and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion has placed, and is expected to continue to place, a significant strain on our management, operational and financial resources. Some of our officers have no prior senior management experience at public companies. Our new employees include a number of key managerial, technical and operations personnel, and we expect to add additional key personnel in the future. To manage the expected growth of our operations and personnel, we will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls, and to expand, train and manage our already growing employee base. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be harmed.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, including Patrick M. Byrne, our Chief Executive Officer, and Jason C. Lindsey, our President and Chief Operating Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any unforeseen reason, including without limitation, illness or call to military service, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

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

We have a rapidly evolving business model.

Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings, and in some cases we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our businiess. We cannot offer any assurance that these or any other modifications will be successful.

We may be unable to manage expansion into new business areas which could harm our business operations and reputation.

Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. Because we were unable to generate significant traffic for our former B2B site, in the third quarter of 2004, we merged the B2B site into our main website, and opened our Wholesale bulk purchase program. We have also attempted to expand into other areas, such as the “Other Frontiers” listed under the “Other Stores” link, and the results of these expansion efforts have not yet met our expectations. Our failure to succeed in these markets or businesses or in other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or Website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Websites and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

The online liquidation services market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new Websites at a relatively low cost. Our consumer Website currently competes with:

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, and Ltd., Ross Stores, Inc., respectively. We have recently entered the online auctions and car listing businesses in which we compete with large established businesses including eBay, Inc. and AutoTrader.com, Inc.

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

Gradient Analytics and Rocker Partners, L.P. Litigation

In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit. In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. Overstock’s Chief Executive Officer, Dr. Patrick Byrne, has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

Prime Broker Litigation

In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

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

We may face risks relating to the development of our travel business.

We acquired all of the capital stock of Ski West, Inc., an on-line travel company, on July 1, 2005 and integrated Ski West with our travel operations to form OTravel.com, Inc (our travel business). There can be no assurance about the future performance of our travel business. If we are unsuccessful in disposing of our travel business, we may encounter unforeseen operating or other difficulties.

We may face risks relating to the planned sale of our travel business.

In the fourth quarter of 2006, we determined to reduce our expense structure and sell non-core businesses. We have taken steps to accomplish the sale of OTravel (our travel business), and have classified it as a discontinued operation. As a result, we have implemented plans designed to reduce our travel business’ operating expenses and maintain its core operations at current level of performance and have discontinued plans and operations designed to expand this portion of our business. There can be no assurance that our plans to sell our travel business will succeed, or that we will achieve terms of sale favorable to us. Additionally, we may encounter problems associated with the sale which may reduce sales proceeds, cost us expenses or expose us to unanticipated litigation during or following the sale. The determination to discontinue expansion plans, and support our travel business operations at a maintenance level, may cause us to forego improvements and upgrades to its software platforms and business processes and procedures necessary to maintain a competivive operation. The sale of such a subsidiary may present these and other problems which may have a material, adverse effect on the remainder of our business operations. We may not succeed in the sale and as a result, we may have to continue operations of our travel business for some time, and may incur as a result unanticipated operational costs. We are exploring the possibility of selling some or all of our travel business. We may be unable to do so at a price equal to the price we paid for the Ski West business or at a price we consider acceptable.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of December 31, 2006, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Risks Relating to our Cars Site Business

Our cars site is a new business.

Our cars site began operation in December 2006. The cars site is a listing service for automobile sellers. The online car listing service is a new business for us. We cannot ensure that our expansion into the car listing business will succeed. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to the business. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online car listing service business and substantially greater resources than we have.

Our car listing business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our car listing business, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our cars listing business.

Current and future laws could affect our car listing business.

Like our shopping site business, our car listing business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car listing site business may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business.

Our business may be harmed if our car listing site is used for unlawful transactions.

The law regarding the potential liability of an online listing service for automobile sales is not clear. The platform of the listing service will be accessible to those subscribers who will have the ability to feature their cars for sale and will supply the text descriptions of the vehicles, including the general condition of the vehicle and other important information. We will have no ability beforehand to know if the information sellers provide is correct. While our site terms and conditions of usage will prohibit unlawful acts, we cannot rule out the possibility that users of our cars listing site will engage in an unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions, and we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by them. Any costs we incur as a result of any such allegations, or as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our cars listing site and disputes between users of our car listing site may harm our business.

We are aware that other companies operating online car listing services have periodically received complaints from users alleging improprieties in connection with listings, and occasionally these complaints may result in regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ “bait and switch” techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles without accurate descriptions of the condition of the vehicles. We do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting “bait and switch” or other prohibited seller tactics. We are aware that other companies providing similar services periodically receive complaints from vehicle purchasers about the quality of the vehicles they purchase, requesting reimbursement of amounts they have paid, threatening or commencing legal actions against the listing service for damages. We may receive similar complaints, requests and communications, and encounter similar legal actions in connection with our cars listing business, which may harm our business or reputation among consumers.

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

•       governmental regulation.

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

•       entering into new lines of products;

•       our ability to attract users to our new auctions and car listing sites; and

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

Potential Stock Manipulation

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or other take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

We lease approximately 154,000 square feet of office space for our corporate headquarters, customer service operations and ancilliary computer facilities in Salt Lake City, Utah. We also lease space in a co-location facility to house our primary computer infrastructure in Salt Lake City.

In July 2005, we entered into a Colocation Center Agreement (the “Colocation Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for a data center and co-location facility. In November 2006, we made a determination to consolidate our facilities and began negotiations to terminate the lease of the new co-location facility (see Item 15—“Financial Statements”—Note 4 “Restructuring Expense”), and on February 1, 2007, we terminated the lease agreement effective as of December 29, 2006. Currently, our primary computer infrastructure remains at our original co-location facility in Salt Lake City.

In addition to our co-location facility, we have computer facilities located in our principal corporate offices, which we use primarily for backups, redundancy, development, and testing. As we have made the determination to consolidate our facilities, including marketing of the principal corporate office space for sub-lease, we anticipate relocating these facilities during 2007.

We lease approximately 610,000 square feet in two warehouses and distribution facilities in Salt Lake City, Utah and approximately 540,000 square feet in two warehouses and distribution facilities in Plainfield, Indiana.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims. On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order, Markman Hearing, which substantially adopted the Company’s interpretation of the Furnace Brook patent. We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 16, 2007, we filed a brief with the Federal Circuit Court and the appeal is now pending.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management

Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. The California Court of Appeals informed the parties that it is ready to rule on the appeal without oral argument; the defendants, however, have requested oral argument. The appeal has not yet been scheduled for oral argument. We intend to pursue this action vigorously.

On May 9, 2006 we received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. The subpoena requested a broad range of documents, including, among other documents, all documents relating to our accounting policies, our targets, projections or estimates related to financial performance, our recent restatement of its financial statements, the filing of our complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive our proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of our stock, obtaining paper certificates, and stock loan or borrow of our shares. We have responded to the subpoena.

In November 2006, we received a letter from Applied Interactive, claiming that certain of our business practices and our website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that we do not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, we filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that we do not infringe any valid claim of the Applied Interactive patents. The complaint has been served and the case is in its initial stages. We intend to vigorously prosecute this action.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, violations of California’s Unfair Business Practices Act. We are seeking damages of $3.48 billion. The case is in its initial stages. We intend to vigorously prosecute this action.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were executive officers of Overstock.com as of March 1, 2007:

Executive Officers	Age	Position
Patrick M. Byrne	44	Chairman, Chief Executive Officer
Jason C. Lindsey	37	President, Chief Operating Officer Director
Stephen P. Tryon	45	Senior Vice President
Jonathan E. Johnson III	41	Senior Vice President, Corporate Affairs and Legal
David K. Chidester	35	Senior Vice President, Finance
Stormy Simon	38	Senior Vice President, Customer Care, PR and Branding

Dr. Patrick M. Byrne   has served as our Chief Executive Officer (principal executive officer) and as a Director since October 1999, as Chairman of the Board from February 2001 through October 2005, and since July 2006. From September 1997 to May 1999, Dr. Byrne served as President and Chief Executive Officer of Fechheimer Brothers, Inc., a manufacturer and distributor of uniforms. From 1995 until its sale in September 1999, Dr. Byrne was Chairman, President and Chief Executive Officer of Centricut, LLC, a manufacturer and distributor of industrial torch parts. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne has a Bachelor of Arts degree in Chinese studies from Dartmouth College, a Master’s degree from Cambridge University as a Marshall Scholar, and a Ph.D. in philosophy from Stanford University.

Jason C. Lindsey   is currently President, Chief Operating Officer and a Director of Overstock.com. He has served as a director since October 2005. He previously served as a Director from June 1999 to October 2002, and as our Chief Financial Officer from June 1999 to August 2003 and as our President from April 2003 to August 2003. From June 1998 to present, Mr. Lindsey also serves as the Controller of the Haverford Group, an investment company and an affiliate of Overstock. Prior to joining the Haverford Group, Mr. Lindsey was an auditor with PricewaterhouseCoopers LLP from January 1996 to June 1998. Mr. Lindsey has a Bachelor of Arts and a Master’s degree in accounting from Utah State University.

Mr. Tryon   joined Overstock.com in August 2004, and serves as Senior Vice President, with primary responsibility for logistics and supervision of the Company’s warehouse operations. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr.Tryon received a B.S. in Applied Sciences from the U.S. Military Academy in 1983 and a M.A. in Philosophy from Stanford University in 1992.

Mr. Johnson   joined Overstock.com in September 2002. He has served as our General Counsel and as our Vice President, Strategic Projects, and currently serves as our Senior Vice President, Corporate Affairs and Legal and as our Secretary. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Justice Russon. Mr. Johnson holds a Bachelor’s Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

Mr. Chidester   served as our Controller from August 1999 to August 2003, as our Acting Chief Financial Officer from August 2003 to January 2004, and is now our Senior Vice President, Finance (our principal financial and accounting officer). Prior to joining Overstock.com, Mr. Chidester was with PricewaterhouseCoopers LLP from December 1995 to August 1999. Mr. Chidester holds a Bachelor of Science Degree in Accounting and a Master’s Degree in Business Administration, both from the University of Utah.

Ms. Simon   currently serves as our Senior Vice President, Customer Care, PR and Branding. Ms. Simon previously served as our Vice President, BMMG, Travel and Off-Line Advertising, Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in media and travel.

There are no family relationships among any of the current officers and directors of the Company.

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “OSTK.” Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by Nasdaq (1).

	Common Stock Price
	High	Low
Year Ended December 31, 2005
First Quarter	70.35	41.50
Second Quarter	46.25	33.62
Third Quarter	48.65	35.60
Fourth Quarter	43.40	28.02
Year Ended December 31, 2006
First Quarter	35.02	21.60
Second Quarter	30.63	19.00
Third Quarter	22.93	16.03
Fourth Quarter	19.09	13.40

(1)          Prices shown above are sales prices. In prior reports we reported closing prices.

As of March 1, 2007, there were approximately 240 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our Loan and Security Agreement with Wells Fargo Retail Finance, LLC dated December 12, 2005 prohibits us from paying dividends without the consent of the lender.

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

Under the share repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the twelve months ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which the Company received in July 2005.

We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $124,000, $261,000 and $389,000 during 2004, 2005 and 2006, respectively. In addition, for the 2004, 2005 and 2006 years, the board of directors approved a 2% (of salary) profit-share contribution to all employees eligible to participate in the plan.

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002 and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of either five or ten years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future awards will be made under the 2005 Equity Incentive Plan. As of December 31, 2006, 1,112,000 shares were available for future grants under these Plans.

The following is a summary of stock option activity:

	2004		2005		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,780	$8.39	1,512	$12.90	1,299	$18.09
Granted at fair value	474	24.14	220	44.44	183	22.47
Exercised	(468)	6.75	(298)	8.56	(276)	9.19
Canceled/forfeited	(274)	13.26	(135)	24.08	(195)	30.17
Outstanding—end of year	1,512	12.90	1,299	18.09	1,011	18.97
Options exercisable at year-end	608	7.51	739	11.33	679	15.74

During the last three years, except as previously reported in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K or current Report on Form 8-K, the Company did not sell any equity securities that were not registered under the Securities Act.

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the effective date of the initial public offering of Overstock’s common stock (May 30, 2002) through December 31, 2006 for Overstock, Hemscott’s (formerly Media General’s) Nasdaq U.S. Index and Hemscott’s Internet Software and Services Index. The graph assumes that $100 was invested in Overstock’s common stock (at the initial public offering price of $13.00 per share), and the above indices on May 30, 2002. Historic stock price performance is not necessarily indicative of future stock price performance.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected consolidated financial data as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006, are derived from our consolidated financial statements and are included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003, are derived from audited consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2002	2003	2004	2005	2006(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$79,405	$138,134	$213,210	$324,875	$303,202
Fulfillment partner revenue	12,379	100,811	281,425	474,441	484,948
Total revenue	91,784	238,945	494,635	799,316	788,150
Cost of goods sold
Direct	70,736	124,039	184,964	282,383	284,943
Fulfillment partner	2,755	89,190	243,468	400,057	408,407
Total cost of goods sold	73,491	213,229	428,432	682,440	693,350
Gross profit	18,293	25,716	66,203	116,876	94,800
Operating expenses:
Sales and marketing	8,881	20,228	40,559	77,155	70,897
Technology	2,404	2,549	8,509	27,901	65,158
General and administrative	10,821	14,987	22,024	33,043	46,837
Restructuring(2)	—	—	—	—	5,674
Total operating expenses	22,106	37,764	71,092	138,099	188,566
Operating loss	(3,813)	(12,048)	(4,889)	(21,223)	(93,766)
Interest income, net	403	461	1,173	(270)	3,566
Interest expense	(465)	(76)	(775)	(5,582)	(4,765)
Other (expense) income, net	(444)	115	(49)	4,728	81
Loss from continuing operations	(4,319)	(11,548)	(4,540)	(22,347)	(94,884)
Discontinued operations(3):
Loss from discontinued operations	—	—	—	(2,571)	(6,882)
Net loss	(4,319)	(11,548)	(4,540)	(24,918)	(101,766)
Deemed dividend related to redeemable common stock	(406)	(262)	(188)	(185)	(99)
Deemed dividend related to beneficial conversion feature of preferred stock	(6,607)	—	—	—	—
Net loss attributable to common shares	$(11,332)	$(11,810)	$(4,728)	$(25,103)	$(101,865)
Net loss per common share—basic and diluted
Loss from continuing operations	$(0.86)	$(0.73)	$(0.26)	$(1.16)	$(4.67)
Loss from discontinued operations	—	—	—	$(0.13)	$(0.34)
Net loss per common share—basic and diluted	$(0.86)	$(0.73)	$(0.26)	$(1.29)	$(5.01)
Weighted average common shares outstanding—basic and diluted	13,108	16,198	17,846	19,429	20,332

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,059	$28,846	$198,678	$55,875	$126,965
Marketable securities	21,603	11,500	88,802	55,799	—
Working capital	36,157	46,101	267,947	80,162	65,072
Total assets	64,434	98,549	377,543	325,913	256,165
Total indebtedness	182	161	117,589	84,676	84,336
Redeemable common stock	4,363	2,978	3,166	3,205	—
Stockholders’ equity	39,749	55,731	169,811	89,749	61,964

(1)          Effective January 1, 2006, we adopted SFAS 123(R). We recognized stock-based compensation of $4.1 million in 2006.

(2)          During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (Item 15 of Part IV, “Financial Statements”—Note 4—“Restructuring Expense”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease and marketing non-core businesses for sale.

(3)          As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”) , and we have received a non-binding letter of intent from a third-party to purchase this business. As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

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

Recent Developments

During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, “Financial Statements”—Note 4—“Restructuring Expense”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale. At December 31, 2006, we accrued a liability of $5.9 million associated with the termination of the co-location data center lease and other costs related to our facilities consolidation plan, including $5.5 million related to lease termination costs and $450,000 related to the asset retirement obligation (see Item 15 of Part IV, “Financial Statements”—Note 9—“Asset Retirement Obligation”).

As part of this program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”), and we have received a non-binding letter of intent from a third-party to purchase this business. As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

Please see the “Executive Commentary” below as well as the rest of Management’s Discussion and Analysis for discussion of other recent developments.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and travel services, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”), and we operate as part of our Website an online auction site—a marketplace for the buying and selling of goods and services.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Websites offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Websites in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 36,000 products under multiple shopping tabs on our main website, plus almost 500,000 media products on our BMMG tab.

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

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. During the year ended December 31, 2006, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the year ended December 31, 2006, we fulfilled approximately 39% of all orders through our warehouses. Our warehouses generally ship between 10,000 and 12,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 540 third parties which post approximately 26,000 non-BMMG products, as well as most of the BMMG products and a portion of our current travel offerings, on our Websites.

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

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMMG) and not necessarily to our auction or travel tabs on our Websites.

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

On July 1, 2005, we acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”), an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel products are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. We paid an aggregate of $25.1 million (including $111,000 of capitalized acquisition related costs) for Ski West, and we may be subject to additional earn-out payments (based on a percentage of operating profits for each of the four calendar years beginning with 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005, as amended to date, among us, Ski West, and all of the former shareholders of Ski West. Effective upon the closing, Ski West became our wholly-owned subsidiary, and we integrated the Ski West travel offerings with our existing travel offerings and changed its name to OTravel.com, Inc.

As part of a program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell OTravel, and we have received a non-binding letter of intent from a third-party to purchase this business (see Item 15 of Part IV, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”).

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

Cars listing business

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from our  cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Cost of goods sold

Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses), credit card fees, customer service costs and stock-based compensation.

Operating expenses

Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses, including stock-based compensation, for personnel engaged in marketing and selling activities. Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising. For the years ended December 31, 2005 and 2006, our advertising expenses totaled approximately $75.3 million and $68.1 million, respectively, representing 98% and 96%, respectively, of sales and marketing expenses.

Technology expenses consist of wages and benefits, including stock-based compensation, for technology personnel, rent, utilities, connectivity charges, as well as support and maintenance and depreciation and amortization related to software and computer equipment.

General and administrative expenses consist of wages and benefits, including stock-based compensation, for executive, legal, accounting, merchandising and administrative personnel, rent and utilities, travel and entertainment, depreciation and amortization of intangible assets and other general corporate expenses.

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

Commentary—Revenue Decrease and Website Conversion.   Our fourth quarter revenue declined 7%, the same percentage decline we experienced in Q3, and our annual revenue was down 1%. We believe that these decreases were primarily the result of our infrastructure upgrades in the last half of 2005, which resulted in an unsatisfactory shopping experience for many of our customers and affected both repeat and new customer revenue in 2006. We believe that a key to future revenue growth is to increase our Website conversion rate—defined as the percentage of visitors to the website who make a purchase. The areas of our business that most directly affect conversion rate, including  personalization of the website, customer retention, e-mail marketing, and site design and layout, are the responsibility of our internal marketing department. Within each of these areas, we have identified and made progress on initiatives that we believe can improve conversion. We have also outsourced to third-party providers certain aspects of the functionality on the website, including the engine that provides product recommendations to customers visiting product pages and the gift center that went live during the fourth quarter.

Commentary—Operations Summary.   We made significant improvements to our operations in 2006. We continue to closely measure and reduce “customer aggravation points” within our order process. In addition, we have seen cost improvements over the course of the year in both warehouse handling and customer service costs. We believe these improvements have improved the overall customer shopping experience, and believe that this is evidenced by our continued high reported Net Promoter Score (“NPS”). Also, our new systems easily handled the fourth quarter volume this year.

Commentary—Gross Margins.   We consciously and aggressively discounted older inventory during the fourth quarter, and as a result, our direct gross margins were negatively impacted. However, we did this to significantly clean and reduce our inventory in an effort to reduce the overall SKU (stock keeping unit) count on our website and to refine our product selection to categories that turn faster and have higher profitability.  We believe that we can run our direct business with less inventory than we have had in the past, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we believe that we should see a significant improvement in direct and overall gross margins beginning in the first quarter of 2007. With reduced inventory levels, we now have excess warehouse capacity, and we are therefore making efforts to reduce warehouse space. We believe that we will see additional improvement to direct gross margins if and when we are able to successfully do this.

Commentary—Marketing.   Our intent in 2006 was to keep marketing expense as a percent of sales at approximately 7%, and we had accomplished this over the first six months of the year. We entered the third quarter with our systems and processes running smoothly, and our customer satisfaction ratings back to where they had been prior to the system issues we experienced at the end of 2005. As a result, we increased both online and offline marketing expenditures in the last half of 2006 in an effort to create sales momentum in Q4 2006 and into 2007. However, we did not see a corresponding increase in revenue, primarily as a result of visitor conversion rates, and marketing expense ended at 9% of sales for the year.

We believe that our marketing expenditures were also less efficient due to overall increases in online marketing rates, as well as the expiration of marketing  agreements we had with several large portals, including MSN, Yahoo and AOL, which are either no longer available or are too expensive for us to justify. In an effort to offset this, we have internally developed a search engine optimization tool that we believe will help us manage keyword purchases more efficiently. We intend to reduce our marketing expenditures as a percent of sales in 2007 below the 9% we spent in 2006.

Commentary—Technology and G&A costs.   Through 2004, we were growing rapidly (over 80% year-over-year) and had reached $495 million in revenue, yet we had invested less than $25 million into our systems and infrastructure. We believed that we would continue to see rapid growth and therefore made significant investments into our facilities, system infrastructure and warehouse space, just as sales growth stopped. As a result, our expense structure is higher than is necessary for our current revenue level, and therefore we have begun efforts to decrease our operating expenses. We have reduced our headcount from 864 at December 2006 to 725 at February 2007. We have terminated an expensive computer co-location facility lease. We are in the process of significantly reducing additional facilities and warehouse lease costs and other expenses. Among other things, we intend to move our corporate offices into existing space in our main Salt Lake City warehouse. As a result of these efforts, we expect our technology and G&A costs to decrease in 2007.

Commentary—Balance Sheet Items—We ended 2006 with $20 million of inventory, significantly lower than the $93 million we had at the end of 2005. From this lower inventory level, we expect to turn our inventory much more efficiently. We have entered 2007 with more attractive, higher margin inventory, and as a result, we expect our gross margins in 2007 to increase significantly over 2006 levels. In addition to converting much of our inventory into cash, we also raised $40 million in common equity in December (for a total of $64 million in common equity raised during 2006), greatly improving our cash position, which ended the year at $127 million. At current inventory levels, we anticipate that we may require less capital to run our business in 2007. However, whether we will need to raise additional capital will depend on, among other things, our revenues, gross margins, product sales mix and expenses.

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

Revenue recognition.   We derive our revenue primarily from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouses; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise supplied and shipped by fulfillment partners directly to consumers and other businesses. This also includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction services were not material in 2004, 2005 and 2006 and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auctions ) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.   Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.6 million and $3.6 million as of December 31, 2005 and 2006, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $1.8 million and $2.1 million as of December 31, 2005 and 2006, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2005, our inventory balance was $93.3 million, net of reserve for obsolescence or damaged inventory of $5.2 million. As of December 31, 2006, our inventory balance was $20.3 million, net of allowance for obsolescence or damaged inventory of $6.6 million.

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

During the years ended December 31, 2005 and 2006, we capitalized $24.4 million and $15.0 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.9 million and $14.6 million for those respective periods.

Accounting for income taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2005 and 2006, we have recorded a full valuation allowance of $36.6 million and $74.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.   Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2005 and 2006. There was no impairment of goodwill or long-lived assets during the year ended December 31, 2005. In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill , pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets, and determined that goodwill was subject to an impairment loss of approximately $4.5 million in the year ended December 31, 2006.

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

Performance Share Plan.   In January 2006 the Board and Compensation Committee adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of certain performance goals, but at the Company’s sole option the Company may make a payment of estimated amounts payable to a plan participant after two years.

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

As of December 31, 2006, the Company has accrued $900,000 in total compensation expense under the performance share plan which is included in general and administrative expenses.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for us on January 1, 2007. We are currently evaluating the impact of this interpretation and do not expect the adoption of FIN 48 to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for us for the December 31, 2006 year-end. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for 2004, 2005 and 2006.

	Years ended December 31,
	2004	2005	2006
	(as a percentage of total revenue)
Revenue
Direct revenue	43.1%	40.6%	38.5%
Fulfillment partner revenue	56.9	59.4	61.5
Total revenue	100.0	100.0	100.0
Cost of goods sold
Direct	37.4	35.3	36.2
Fulfillment partner	49.2	50.1	51.8
Total cost of goods sold	86.6	85.4	88.0
Gross profit	13.4	14.6	12.0
Operating expenses:
Sales and marketing	8.2	9.7	9.0
Technology	1.7	3.5	8.3
General and administrative	4.5	4.1	5.9
Restructuring	—	—	0.7
Total operating expenses	14.4	17.3	23.9
Operating loss	(1.0)	(2.7)	(11.9)
Interest income, net	0.2	(0.0)	0.5
Interest expense	(0.1)	(0.7)	(0.6)
Other (expense) income, net	(0.0)	0.6	0.0
Loss from continuing operations	(0.9)%	(2.8)%	(12.0)%

Comparison of Years Ended December 31, 2005 and 2006

Revenue

During the year ended December 31, 2005 and 2006, total revenue decreased 1%, from $799.3 million in 2005 to $788.2 million in 2006. During the same period, direct revenue decreased 7%, from $324.9 million in 2005 to $303.2 million in 2006, while fulfillment partner revenue experienced 2% growth, from $474.4 million in 2005 to $484.9 million in 2006.

Our fourth quarter revenue declined 7%, the same percentage decline we experienced in Q3, and total revenue was down 1% for the year. We believe that these decreases were primarily the result of our infrastructure upgrades in the last half of 2005, which resulted in an unsatisfactory shopping experience for many of our customers and affected both repeat and new customer sales in 2006. We believe that a key to future revenue growth is to increase our Website conversion rate—defined as the percentage of visitors to the website who make a purchase. The areas of our business that most directly affect conversion rate, including  personalization of the website, customer retention, e-mail marketing, and site design and layout, are the responsibility of our internal marketing department. Within each of these areas, we have identified and made progress on initiatives that we believe can improve conversion, including outsourcing to third-party providers certain aspects of the functionality on the website, such as the engine that provides product recommendations to customers visiting product pages and the gift center that went live during the fourth quarter.

Gross Margins

Total Gross Margins—For the years ended December 31, 2005 and 2006, total cost of goods sold increased $10.9 million or 2%, from $682.4 million in 2005 to $693.4 in 2006, resulting in a decrease in gross profits of 19% (from $116.9 million in 2005 to $94.8 million in 2006) during the same periods. As a percent of total revenue, cost of goods sold increased from 85% to 88% for those respective periods, resulting in decreased gross margins of 14.6% and 12.0% for the years ended December 31, 2005 and 2006, respectively. Cost of goods sold also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $412,000 during the year ended December 31, 2006 compared to $6,000 of stock-based compensation in 2005.

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

Direct Gross Margins—For the years ended December 31, 2005 and 2006, gross profits for our direct business decreased 57% from $42.5 million in 2005 to $18.3 million in 2006. Gross margins for our direct business decreased from 13.1% to 6.0% for those respective periods. The lower gross margins experienced by the direct business are primarily the result of lowering prices to our customers in an effort to significantly reduce inventory levels, which decreased from $93.3 million at the end of 2005 to $20.3 million at the end of 2006. As a result, we anticipate that we will see significant improvements in our direct gross margins in 2007, particulary if we are able to successfully reduce warehouse space.

Fulfillment Partner Gross Margins—For the years ended December 31, 2005 and 2006, our fulfillment partner business generated gross profits of $74.4 million and $76.5 million, respectively, an increase of 3%, also resulting in increased gross margins of 15.7% and 15.8% for those respective periods.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

	Year ended December 31,
	2004		2005		2006
Total revenue	$494,635	100%	$799,316	100%	$788,150	100%
Cost of goods sold
Product costs and other cost of goods sold	394,154	80%	622,509	78%	632,494	80%
Fulfillment costs	34,278	7%	59,931	7%	60,856	8%
Total cost of goods sold	428,432	87%	682,440	85%	693,350	88%
Gross profit	$66,203	13%	$116,876	15%	$94,800	12%

As displayed in the above table, fulfillment costs during the years ended December 31, 2004, 2005 and 2006 were $34.3 million, $59.9 million and $60.9 million, respectively, or 6.9%, 7.5% and 7.7% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.   For the years ended December 31, 2005 and 2006, sales and marketing expenses totaled $77.2 million and $70.9 million (8% decrease), respectively. As a percentage of total revenue, sales and marketing expenses decreased slightly from 10% in 2005 to 9% in 2006. We direct customers to our Websites primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

Our intent in 2006 was to keep marketing expense as a percent of sales at approximately 7%, and we had accomplished this over the first six months of the year. However, we entered the third quarter with our systems and processes running smoothly, and our customer satisfaction ratings back to where they had been prior to the system issues we experienced at the end of 2005. As a result, we increased both online and offline marketing expenditures in the last half of 2006 in an effort to create sales momentum in Q4 2006 and into 2007. However, we did not see a corresponding increase in sales, primarily as a result of visitor conversion rates, and marketing expense was 10% of sales in the fourth quarter, bringing it to 9% of sales for the year.

We believe that our marketing expenditures were less efficient due to overall increases in online marketing rates, as well as the expiration of marketing agreements that we had with several large portals, including MSN, Yahoo and AOL, which are either no longer available or are too expensive for us to justify. In an effort to offset this, we have internally developed a search engine optimization tool that we believe will help us manage keyword purchases more efficiently. We intend to reduce marketing expenditures as a percent of sales in 2007, and we currently have multiple projects in development that are intended to help improve conversion rates and our overall marketing efficiency.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $301,000 during the year ended December 31, 2006 compared to $4,000 of stock-based compensation in 2005.

Technology expenses.   Technology expenses increased 134%, from $27.9 million for the year ended December 31, 2005 to $65.2 million for the same period in 2006, representing 3% and 8% of total revenue for those respective periods. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $684,000 during the year ended December 31, 2006, compared to $11,000 of stock-based compensation in 2005.

We have incurred a “stair-step” increase in technology costs over the past two years, as we have made significant investments in all of our major systems, with approximately $60 million of capital expenditures in 2005 and an additional $26 million in 2006 (including increases to capital leases). The increases in expense are related primarily to increased depreciation expense, as well as increases in maintenance and support costs, and increased IT personnel, including consultants. These increased expenses  resulted in a significant increase in technology expenses as a percent of sales for the full-year 2006. However, we plan to reduce capital expenditures to $10 million or less in 2007, and we believe that overall technology costs will begin to decrease going forward.

General and administrative expenses.   General and administrative (“G&A”) expenses increased 42%, from $33.0 million during the year ended December 31, 2005 to $46.8 million during the same period in 2006, representing 4% and 6% of total revenue for each of the respective periods. We incurred stock-based compensation within general and administrative expenses of approximately $2.7 million for the year ended December 31, 2006 compared to $51,000 in stock-based compensation in 2005.

The increase in G&A expenses in 2006 compared to 2005 relates to increases in payroll-related expenses, professional fees, merchandising, legal and finance costs, and also due to increased costs related to our relocation of our corporate offices to larger facilities in the third quarter of 2005. However, in our efforts to cut costs, our current office space is being marketed for sublease, and we plan to move our corporate offices into existing space in our main Salt Lake City warehouse during 2007. We believe that overall our G&A costs will decrease in 2007.

A large portion of our technology and general and administrative expenses are now non-cash expenses. Total depreciation and amortization (including amortization of stock-based compensation) in 2006 was $36 million, and we estimate that total depreciation and amortization in 2007 will be approximately $35 million. This compares to only $14 million of similar non-cash expenses in 2005.

Restructuring expenses.   During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, “Financial Statements”—Note 4—“Restructuring Expense”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale. Of the $5.7 million of charges related to the facilities consolidation and restructuring  program, $4.6 million relates to technology expenses and $1.1 million relates to general and administrative expenses. At December 31, 2006, we accrued a liability of $5.9 million associated with the facilities consolidation and reconstructuring program, including $5.5 million related to lease termination costs and $450,000 related to asset retirement obligation, all of which is to be paid during the first quarter of 2007.

Non-operating income (expense)

Interest income, interest expense and other income (expense).   Interest income is derived from the investment of our excess cash in short-term investments and marketable securities. In 2005, we incurred a large expense related to the valuation of the conditional coupon of our foreign bonds. Consequentially, interest income increased from $270,000 negative interest income related to a decrease in the valuation of the conditional coupon of our foreign bonds in 2005, to a positive $3.6 million of interest income for the year ended December 31, 2006, including a $1.9 million gain recognized in 2006 as a result of selling the foreign bonds.

Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $5.6 million during the year ended December 31, 2005 to $4.8 million during the same period in 2006. The decrease in interest expense is related to the reduction of convertible notes outstanding related to the retirement of $43.0 million of Senior Notes in June and November of 2005. See Item 15 of Part IV, “Financial Statements”—Note 13—“3.75% Convertible Senior Notes”.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million. See Item 15 of Part IV, “Financial Statements”—Note 6—”Marketable Securities”.

Other income for the year ended December 31, 2005 relates primarily to the retirement of $43.0 million of Senior Notes for $35.7 million, which resulted in a recognized gain of $6.2 million.

Discontinued operations

As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”) , and we have received a non-binding letter of intent from a third-party to purchase this business. As a result, OTravel’s operations have been classified as a discontinued operation and therefore  are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

Income taxes

Income taxes.   For the year ended December 31, 2005 and 2006, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2005 and 2006, we had net operating loss carryforwards of approximately $58.0 million and $145.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

Supplemental Information about Stock-Based Compensation

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee,and related interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, any previously recognized expense was reversed as an offset to operating expenses in the period of forfeiture.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148,  Accounting for Stock-Based Compensation—Transition and Disclosure  to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosure for the year ended December 31, 2006 is not presented because stock-based payments were accounted for under SFAS 123 (R)’s fair value method during this period.

	Year ended December 31,
	2004	2005
Net loss, as reported	$(4,540)	$(24,918)
Add: Stock-based employee compensation, as reported	360	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,747)	(3,996)
Pro forma net loss	$(7,927)	$(28,842)
Net loss per common share
Basic and diluted—as reported	$(0.26)	$(1.29)
Basic and diluted—pro forma	$(0.44)	$(1.48)

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

The application of SFAS 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Year ended December 31, 2006
Operating loss	$(4,120)
Net loss	$(4,120)
Net loss per common share—basic and diluted	$(0.20)

Seasonality

Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future. The following table reflects the Company’s revenues for each of the quarters available since 2004 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006	$178,044	$159,192	$156,885	$294,029
2005	165,881	150,638	167,779	315,018
2004	82,078	87,792	103,444	221,321

Comparison of Years Ended December 31, 2004 and 2005

Revenue

Total revenue grew from $494.6 million in 2004, to $799.3 million in 2005, representing growth of 62%. During this same period, direct revenue increased from $213.2 million to $324.9 million (52% growth) and fulfillment partner revenue grew from $281.4 million to $474.4 million (69% growth). The significant increase in total revenue was due primarily to the increase in the number of orders (including both direct and fulfillment partner orders), which grew from 5.8 million in 2004 to 8.4 million in 2005 as a result of increased marketing efforts. Additionally, fulfillment partner revenue grew as a result of an increase in the number of fulfillment partners, which grew from 380 in 2004 to 460 in 2005. The increase in total revenue is also a reflection of our ability to acquire new customers from our marketing efforts, as evidenced by the addition of 3.8 million new customers during the year ended December 31, 2005 compared to 2.5 million new customers in the same period of 2004, an increase of 52%.

Gross bookings totaled $535.7 million and $868.0 million for the years ended December 31, 2004 and 2005, respectively, representing an increase of 62%. Gross bookings differ from GAAP revenue in that gross bookings represent the gross sales price of goods sold by the Company before returns, sales discounts and before payments to fulfillment partners prior to July 1, 2003.

Gross Margins

Total Gross Margins—Cost of goods sold increased $254.0 million or 59% in absolute dollars, from $428.4 million during the year ended December 31, 2004 to $682.4 million during the year ended December 31, 2005. In comparing the years 2004 and 2005, total revenue increased 62% (from $494.6 million to $799.3 million) while gross profit dollars increased 77% (from $66.2 million to $116.9 million) during the same periods. As a percent of total revenue, cost of goods sold decreased from 87% to 85% for those respective periods resulting in improved gross margins of 13.4% and 14.6% for the years ended December 31, 2004 and 2005, respectively.

Direct Gross Margins—Gross profits for our direct business increased 50% from $28.2 million for the year ended December 31, 2004 to $42.5 million recorded during the same period in 2005. Direct revenue increased 52% from $213.2 million during the year ended December 31, 2004 to $324.9 million during the year ended December 31, 2005. Gross profits as a percentage of direct revenue were 13.2% and 13.1% for the years ended December 31, 2004 and 2005, respectively.

In 2005, we were able to maintain the efficiencies we had gained in gross margins by the end of 2004. Margins also benefited (and are expected to benefit in the future) from the higher gross margins of the auctions business. Overall, the improvements in gross margins over the past two years are a result of efficiencies gained in several areas. In particular, we believe our buying has become more efficient as we continue to grow, allowing us to make larger inventory purchases and obtain more favorable pricing. Our total cost per package shipped (including outbound freight) has decreased due to better process management, lower packaging costs, and increased sales volumes. Additionally, we have made improvements to the cost of processing returns, customer service costs and credit card fees. Management believes that additional improvements can be made in gross margins, particularly in the customer service, order fulfillment and returns areas of the business.

Fulfillment Partner Gross Margins—Our fulfillment partner business generated gross profits of $38.0 million and $74.4 million for the years ended December 31, 2004 and 2005, respectively, an increase of 96%. Gross profits as a percentage of fulfillment partner revenue increased from 13.5% for the year of 2004 to 15.7% for 2005.

The increase in gross profit dollars for our fulfillment partner operations was due to the general growth of the consumer business during the year, and an increase in the number of fulfillment partner products offered on our Websites. The increase in gross margins is largely due to improvements in product costs and credit card fees, as well as a decrease in BMMG gross bookings as a percentage of fulfillment partner revenue, from 22% in 2004 to 17% in 2005. Gross margins for BMMG products have historically been much lower than those of other product categories; however, we have made improvements in BMMG margins in 2005, which, in turn, increased the gross profit margin for the overall fulfillment partner operations.

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

	Year ended December 31,
	2004		2005
Total revenue	$494,635	100%	$799,316	100%
Cost of goods sold
Product costs and other cost of goods sold	394,154	80%	622,509	78%
Fulfillment costs	34,278	7%	59,931	7%
Total cost of goods sold	428,432	87%	682,440	85%
Gross profit	$66,203	13%	$116,876	15%

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $40.6 million and $77.2 million for the years ended December 31, 2004 and 2005, respectively, representing an increase of 90%. For the year ended December 31, 2004 and 2005, sales and marketing expenses equaled 8% and 10%, respectively, of total revenue.

We direct customers to our websites primarily through a number of targeted online marketing channels, such as sponsored search, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Our marketing expense is variable and is measured as a percentage of overall sales.

Overall online marketing expenditures has increased in absolute terms during the year ended December 31, 2005 compared to prior years as a result of increased online marketing rates during 2004 and 2005, and an increase in our ongoing online marketing efforts, particularly with the large portals (MSN, Yahoo & AOL), and keyword search (Google). In addition, we continued our television, print and radio campaigns throughout 2005. Our marketing costs have also increased as a percentage of sales due to marketing efforts in our auctions business. Since we record revenues in this business on a net basis, it typically has higher marketing expenses as a percent of total revenue.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses have been reclassed to include stock-based compensation related to the adoption of SFAS 123(R) in 2005 of $26,000 and $4,000 during the years ended December 31, 2004 and 2005, respectively.

Technology expenses.   Technology expenses increased 228%, from $8.5 million in the year ended December 31, 2004 to $27.9 million in same period ended December 31, 2005, representing 2% and 3% of total revenue for those respective periods..

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

Technology expenses have been reclassed to include stock-based compensation related to the adoption of SFAS 123(R) in 2005 of $60,000 and $11,000 during the years ended December 31, 2004 and 2005, respectively.

General and administrative expenses.   General and administrative expenses increased 50% from $22.0 million during year ended December 31, 2004 to $33.0 million during the year ended December 31, 2005, representing 4% of total revenue for each of the respective periods.

The increase in general and administrative expenses in the year ended December 31, 2005 compared to the year ended December 31, 2004 related to the increases in primarily in payroll-related expenses, professional fees, merchandising, legal and finance costs. Also in the third quarter of 2005, we relocated our corporate offices to larger facilities to allow for future growth. As a result we now incur an additional rent expense of approximately $1.0 million quarterly.

General and administrative expenses have been reclassed to include stock-based compensation related to the adoption of SFAS 123(R) in 2005 of $238,000 and $51,000 during the years ended December 31, 2004 and 2005, respectively.

Non-operating income (expense)

Interest income, interest expense and other income (expense).

The primary component of our net interest income (expense) relates to the interest derived from the investment of our excess cash in marketable securities offset by interest expense related to the convertible debt, letters of credit, capital leases, and other related fees. Additionally, we incurred a large expense during the year related to the valuation of the conditional coupon of our foreign bonds. Interest income decreased from $1.2 million in the year ended December 31, 2004 to $270,000 negative interest income in the year ended December 31, 2005 due to the decreased valuation of our foreign bonds. During the first quarter of 2005, we purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which were scheduled to fully mature for $50.0 million in cash in November 2006. The Foreign Notes did not have a stated interest rate, but were structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon would provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. At December 31, 2005, the Foreign Notes had a fair value of $48.5 million.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes was recorded as a component of other comprehensive income (loss). For the year ended December 31, 2005, the combined overall fair value of the Foreign Notes decreased $1.5 million. The decrease was attributable to changes in the fair value of the conditional coupon resulting in a loss of $2.6 million, which was recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $1.1 million, which was recorded as a component of other comprehensive income (loss) in the Balance Sheet. See Item 15 of Part IV, “Financial Statements”—Note 6—”Marketable Securities”.

Interest expense is comprised largely of interest expense related to our convertible notes, capital leases and our line of credit. Interest expense increased from $775,000 during the year ended December 31, 2004 to $5.6 million during the year ended December 31, 2005, primarily as a result of the interest expense related to our convertible senior notes issued in November 2004.

We recorded other expense, net of $49,000 and other income, net of $4.7 million for the years ended December 31, 2004 and 2005, respectively. The gain realized during the year ended December 31, 2005 resulted from the retirement of $43.0 million of the 3.75% Convertible Senior Notes which occurred during the second  and fourth quarters of 2005, resulting in a combined net gain of $6.2 million. See Item 15 of Part IV, “Financial Statements”—Note 13—”3.75% Convertible Senior Notes”.

Discontinued operations

The results of operations for fiscal 2005 for the OTravel subsidiary have been reclassified to loss from discontinued operations. The loss from operations for the OTravel subsidiary was $2.6 million for the year ended December 31, 2005.

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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2006, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$67,884	$60,064	$68,449	$128,478	$79,710	$68,770	$56,564	$98,158
Fulfillment partner revenue	97,997	90,574	99,330	186,540	98,334	90,422	100,321	195,871
Total revenue	165,881	150,638	167,779	315,018	178,044	159,192	156,885	294,029
Cost of goods sold
Direct	58,262	51,567	59,169	113,385	70,703	61,473	51,037	101,730
Fulfillment partner	82,857	76,375	83,317	157,508	83,587	75,411	84,483	164,926
Total cost of goods sold	141,119	127,942	142,486	270,893	154,290	136,884	135,520	266,656
Gross profit	24,762	22,696	25,293	44,125	23,754	22,308	21,365	27,373
Operating expenses:
Sales and marketing	16,826	14,499	17,039	28,791	12,659	11,911	17,282	29,045
Technology	4,099	6,103	7,960	9,702	13,424	14,897	16,157	20,680
General and administrative	7,346	7,566	8,397	9,771	11,850	11,050	11,078	12,859
Restructuring	—	—	—	—	—	—	—	5,674
Total operating expenses	28,271	28,168	33,396	48,264	37,933	37,858	44,517	68,258
Operating loss	(3,509)	(5,472)	(8,103)	(4,139)	(14,179)	(15,550)	(23,152)	(40,885)
Interest income, net	644	896	(1,690)	(120)	315	2,215	459	577
Interest expense	(1,445)	(1,517)	(1,264)	(1,356)	(1,267)	(1,275)	(1,096)	(1,127)
Other income (expense), net	—	4,170	11	547	—	(1)	(6)	88
Loss from continuing operations	(4,310)	(1,923)	(11,046)	(5,068)	(15,131)	(14,611)	(23,795)	(41,347)
Discontinued operations:
Loss from discontinued operations	—	—	(1,356)	(1,215)	(779)	(1,128)	(708)	(4,267)
Net loss	(4,310)	(1,923)	(12,402)	(6,283)	(15,910)	(15,739)	(24,503)	(45,614)
Deemed dividend related to redeemable common stock	(46)	(47)	(47)	(45)	(33)	(33)	(33)	—
Net loss attributable to common shares	$(4,356)	$(1,970)	$(12,449)	$(6,328)	$(15,943)	$(15,772)	$(24,536)	$(45,614)
Net loss per common share —basic and diluted
Loss from continuing operations	$(0.22)	$(0.10)	$(0.59)	$(0.27)	$(0.78)	$(0.73)	$(1.16)	$(1.95)
Loss from discontinued operations	$—	$—	$(0.07)	$(0.06)	$(0.04)	$(0.05)	$(0.03)	$(0.20)
Net loss per share—basic and diluted	$(0.22)	$(0.10)	$(0.66)	$(0.33)	$(0.82)	$(0.78)	$(1.19)	$(2.15)
Weighted average common shares outstanding—basic and diluted	19,862	19,709	18,844	19,311	19,385	20,159	20,600	21,163

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$184,215	$163,775	$179,480	$340,489	$200,900	$172,091	$170,590	$319,621
Number of orders(3)	1,915,000	1,588,000	1,768,000	3,176,000	1,856,000	1,568,000	1,529,000	3,061,000
Number of new B2C customers(4)	796,000	611,000	703,000	1,370,000	638,000	520,000	540,000	1,157,000
Average customer acquisition cost(5)	$19.50	$22.10	$22.92	$20.51	$19.49	$22.98	$31.22	$25.56

(1)             The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2006. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above.

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

(5)             Average customer acquisition cost represents total shopping sales and marketing expense divided by the number of new shopping customers for the period presented (excluding both new customers and marketing costs for the auctions business).

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(as a percentage of total revenue)
Revenue
Direct revenue	40.9%	39.9%	40.8%	40.8%	44.8%	43.2%	36.1%	33.4%
Fulfillment partner revenue	59.1	60.1	59.2	59.2	55.2	56.8	63.9	66.6
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	35.1	34.2	35.3	36.0	39.7	38.6	32.5	34.6
Fulfillment partner	49.9	50.7	49.6	50.0	47.0	47.4	53.9	56.1
Total cost of goods sold	85.0	84.9	84.9	86.0	86.7	86.0	86.4	90.7
Gross profit	15.0	15.1	15.1	14.0	13.3	14.0	13.6	9.3
Operating expenses:
Sales and marketing	10.1	9.6	10.2	9.1	7.1	7.5	11.0	9.9
Technology	2.5	4.1	4.7	3.1	7.5	9.4	10.3	7.0
General and administrative	4.4	5.0	5.0	3.1	6.7	6.9	7.1	4.4
Restructuring	—	—	—	—	—	—	—	1.9
Total operating expenses	17.0	18.7	19.9	15.3	21.3	23.8	28.4	23.2
Operating loss	(2.0)	(3.6)	(4.8)	(1.3)	(8.0)	(9.8)	(14.8)	(13.9)
Interest income	0.4	0.6	(1.0)	(0.0)	0.2	1.4	0.3	0.2
Interest expense	(0.9)	(1.0)	(0.8)	(0.5)	(0.7)	(0.8)	(0.7)	(0.4)
Other income (expense), net	—	2.8	0.0	0.2	—	(0.0)	(0.0)	0.0
Loss from continuing operations	(2.5)%	(1.2)%	(6.6)%	(1.6)%	(8.5)%	(9.2)%	(15.2)%	(14.1)%

Total operating expenses has gradually increased as a percentage of total revenue each quarter since the beginning of 2006 primarily as a result of increases in marketing costs and our investment in an improved technology infrastructure.

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

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. During 2006, we received $64.4 million from two stock offerings in May and December. At December 31, 2006, our cash and cash equivalents balance was $127.0 million.

Our operating activities resulted in a net cash outflows of $6.1 million and $26.3 million for the years ended December 31, 2005 and 2006, respectively. The primary use of cash and cash equivalents during the year ended December 31, 2006 was to fund our operations, including net losses of $101.8 million (which includes $43.3 million of loss from discontinued operations and other net non-cash activity), as well as changes in accounts receivables, accounts payables and accrued liabilities of $2.1 million, $35.2 million and $6.2 million, respectively. This was offset by the cash provided from changes in inventory, prepaid inventory, prepaid expenses, and other long-term assets of $67.0 million , $7.4 million, $1.0 million and $496,000, respectively. For the year ended December 31, 2005, the primary use of cash and cash equivalents was to fund our operations, including net losses of $24.9 million, and changes in inventories ($46.7 million), prepaid expenses ($5.0 million), receivables ($4.3 million) and other long-term assets ($2.2 million). This was offset by the change in prepaid inventory ($2.7 million), accounts payable ($35.2 million) and accrued liabilities ($23.1 million).

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

Investing activities resulted in cash outflows of $37.7 million for the year ended December 31, 2005 and cash inflows of $33.4 million for the year ended December 31, 2006. The cash inflows of $33.4 million from investing activities in 2006 resulted from the sale of marketable securities of $56.8 million, including the sale of our foreign notes of $49.5 million in April, offset by expenditures for property and equipment of $23.4 million. Cash outflows from investing activities in 2005 resulted from investments in marketable securities of $185.5 million, expenditures for property and equipment of $44.6 million and the acquisition of Ski West, Inc. for $25.1 million. This was offset by sales of marketable securities of $216.3 million. We plan to reduce capital expenditures to $10.0 million or less in 2007.

Financing activities resulted in cash outflows of $99.1 million for the year ended December 31, 2005 and cash inflows of $64.0 million for the year ended December 31, 2006. The cash inflows of $64.0 million in 2006 primarily are the result of $64.4 million received from the sale of our common stock and $2.5 million received from the exercise of employee stock options, offset by payments on capital lease obligations of $3.0 million. Cash outflows for financing activities in 2005 were primarily from capital lease payments of $7.1 million, payments of $35.7 million to retire our convertible senior notes, $24.1 million to purchase our common stock, and $47.5 million to purchase call options to purchase our common stock. These outflows in 2005 were offset by $7.9 million related to the settlement of call options for cash and $7.3 million from the exercise of stock options and warrants.

Certain prior-year amounts have been reclassified to conform to the current year’s financial statement presentation. In addition, we have revised our consolidated statements of cash flows for the year ended December 31, 2005 to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis. We had previously recorded these amounts on a combined basis.

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

Contractual Obligations and Commitments.   The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
	(in thousands)
Long-term debt arrangements	$77,000	$—	$—	$77,000	$—
Interest on convertible senior notes	14,438	2,888	5,775	5,775	—
Capital lease obligations	10,025	5,997	4,028	—	—
Operating leases	48,666	8,718	12,841	10,867	16,240
Purchase obligations	14,496	14,496	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$164,625	$32,099	$22,644	$93,642	$16,240

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
	(in thousands)
Letters of credit	$7,130	$7,130	$—	$—	$—
Redeemable common stock	—	—	—	—	—
Total commercial commitments	$7,130	$7,130	$—	$—	$—

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of December 31, 2006, $77.0 million of Senior Notes and unamortized debt discount of $1.7 million remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $4.2 million is payable in the next twelve months. In connection with the preparation of the new office space, we provided a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease and have also paid approximately $2.0 million for leasehold improvements. We paid for the majority of the leasehold improvements during 2005 and paid the remainder in 2006.

In November 2006, we made the determination to consolidate our facilities and began marketing of the office facilities lease for sub-lease. We recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to the return the leased facilities to their original condition (see Item 15 of Part IV, “Financial Statements”—Note 9—“Asset Retirement Obligation”) and incurred additional depreciation in connection with the revised useful life of certain leasehold improvements.

In July 2005, we entered into a Colocation Center Agreement (the “Colocation Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for an IT data center and co-location facility. The Colocation Agreement set forth the terms on which the lessor would incur the costs to build out the IT data center and co-location facility and we would commence to lease the space upon its completion for a term of ten years. In November 2006, we made the determination to consolidate facilities and to not occupy the IT data center and co-location facility and began negotiations with the lessor to terminate the lease agreement (see Item 15 of Part IV, “Financial Statements”—Note 4—“Restructuring Expense”).

We lease 610,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2006. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (as amended to date, the “Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Borrowings and outstanding letters of credit under the credit agreement are collateralized by cash balances held at Wells Fargo Bank, National Association. The Amended Credit Agreement expires on December 31, 2007, however, we have an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date.

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at December 31, 2006.

At December 31, 2006, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $7.1 million were issued on our behalf.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of December 31, 2006. At December 31, 2006, no amounts were outstanding under the WFRF Agreement. As of December 31, 2006, availability under the WFRF Agreement was $11.9 million.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. We do not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights, if any, fully expired prior to the end of 2006, leaving no outstanding redeemable common stock as of December 31, 2006.

Share Repurchase Program

During January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of our three-year share repurchase program to include the repurchase of our Convertible Senior Notes. Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million. As of December 31, 2006, we have utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for an aggregate price of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for an aggregate price of approximately $39.4 million.

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

At December 31, 2006, we had $127.0 million in cash and cash equivalents. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $1.3 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At December 31, 2006, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at December 31, 2006, there were no borrowings outstanding under our lines of credit and letters of credit totaling $7.1 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes of December 31, 2005 and 2006 was $54.7 million and $56.3 million, respectively.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation, our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities

Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report  which appears in this Form 10-K.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders.

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer on our Website, www.overstock.com. We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com Attn:  Kevin Moon, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2007 annual meeting of stockholders.

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

10.37	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
10.38(c)	Summary of Compensation Arrangements Applicable to Named Executive Officers.
10.39(c)	Summary of Compensation Arrangements Applicable to Non-employee Directors.
10.40	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Overstock.com, Inc.’s definitive proxy statement filed with the SEC on March 29, 2005.
10.41	Term sheet executed March 14, 2005 with IXIS Derivatives Inc. (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on March 16, 2005)
10.42	Stock Purchase Agreement dated June 24, 2005 with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 24, 2005)
10.43	Letter of Intent dated June 20, 2005 with Ski West, Inc. and certain of its shareholders (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 24, 2005)
10.44	Fifth Amendment dated June 21, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 27, 2005)
10.45	First Modification dated June 21, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 27, 2005)
10.46	Colocation Center Agreement dated July 1, 2005 between OMTek, LLC and Overstock.com, Inc. (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on July 7, 2005)
10.47	Sixth Amendment dated October 18, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 21, 2005)
10.48	Second Modification dated October 18, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2005)
10.48	Seventh Amendment dated December 31, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2006)
10.49	Revolving Line of Credit Note dated January 1, 2006 payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 1, 2006)
10.50	Loan and Security Agreement dated as of December 12, 2005 with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 12, 2005)

10.51

Revolving Credit Note dated as of December 12, 2005 relating to Loan and Security Agreement dated as of December 12, 2005 payable to Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 12, 2005)

10.52

Performance Share Plan adopted by the Compensation Committee and Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 23, 2006)

10.53

Form of Grant relating to Performance Share Plan adopted by the Compensation Committee and Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 23, 2006)

10.54

2006 Bonus Plan adopted by the Compensation Committee of the Board of Directors of Overstock.com, Inc. on January 23, 2006 (incorporated by reference to Exhibit 10.3 to our Form 8-K/A filed on January 31, 2006)

10.55	Amendment No. 1 dated March 1, 2006 to Stock Purchase Agreement with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 6, 2006)
10.56	Letter of Agreement dated June 30, 2006 to Stock Purchase Agreement with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 5, 2006)
10.57	Colocation Center Termination Agreement executed February 1, 2007 and effective December 29, 2006 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 5, 2007)
21	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2007.

OVERSTOCK.cOM, INC.
By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne
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

Signature	Title	Date
/s/ PATRICK M. BYRNE	Chief Executive Officer (Principal Executive	March 14, 2007
Patrick M. Byrne	Officer), Chairman of the Board
/s/ DAVID K. CHIDESTER	Senior Vice President, Finance (Principal	March 14, 2007
David K. Chidester	Financial Officer and Principal
Accounting Officer)
/s/ JASON C. LINDSEY	Director, President & COO	March 14, 2007
Jason C. Lindsey
/s/ ALLISON H. ABRAHAM	Director	March 14, 2007
Allison H. Abraham
/s/ RAY GROVES	Director	March 14, 2007
Ray Groves

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc.:

We have completed integrated audits of Overstock.com, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah
March 12, 2007

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$55,875	$126,965
Marketable securities	55,799	—
Cash, cash equivalents and marketable securities	111,674	126,965
Accounts receivable, net	10,021	11,638
Note receivable (Note 26)	—	6,702
Inventories, net	93,269	20,274
Prepaid inventory	9,633	2,241
Prepaid expense	8,477	7,473
Current assets of held for sale subsidiary	2,054	4,718
Total current assets	235,128	180,011
Restricted cash	253	—
Property and equipment, net	60,850	56,198
Goodwill	2,784	2,784
Other long-term assets, net	3,333	578
Long-term assets of held for sale subsidiary	23,565	16,594
Total assets	$325,913	$265,165
Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,188	$66,039
Accrued liabilities	45,934	40,142
Capital lease obligations, current	6,683	5,074
Current liabilities of held for sale subsidiary	2,161	3,684
Total current liabilities	154,966	114,939
Capital lease obligations, non-current	3,058	3,983
Convertible senior notes	74,935	75,279
Total liabilities	232,959	194,201
Commitments and contingencies (Notes 12, 13 and 14)
Redeemable common stock, $0.0001 par value, 446 shares outstanding as of December 31, 2005. No shares outstanding as of December 31, 2006.	3,205	—
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2005 and 2006	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 20,571 and 25,069 shares issued as of December 31, 2005 and 2006, respectively	2	2
Additional paid-in capital	250,939	325,771
Accumulated deficit	(96,829)	(198,694)
Treasury stock, 1,687 and 1,654 shares at cost as of December 31, 2005 and 2006, respectively	(65,325)	(64,983)
Accumulated other comprehensive income (loss)	962	(132)
Total stockholders’ equity	89,749	61,964
Total liabilities, redeemable securities and stockholders’ equity	$325,913	$265,165

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2004	2005	2006
Revenue
Direct revenue	$213,210	$324,875	$303,202
Fulfillment partner revenue	281,425	474,441	484,948
Total revenue	494,635	799,316	788,150
Cost of goods sold
Direct(1)	184,964	282,383	284,943
Fulfillment partner	243,468	400,057	408,407
Total cost of goods sold	428,432	682,440	693,350
Gross profit	66,203	116,876	94,800
Operating expenses:
Sales and marketing(1)	40,559	77,155	70,897
Technology(1)	8,509	27,901	65,158
General and administrative(1)	22,024	33,043	46,837
Restructuring	—	—	5,674
Total operating expenses	71,092	138,099	188,566
Operating loss	(4,889)	(21,223)	(93,766)
Interest income, net	1,173	(270)	3,566
Interest expense	(775)	(5,582)	(4,765)
Other (expense) income, net	(49)	4,728	81
Loss from continuing operations	(4,540)	(22,347)	(94,884)
Discontinued operations (Note 5):
Loss from discontinued operations	—	(2,571)	(6,882)
Net loss	(4,540)	(24,918)	(101,766)
Deemed dividend related to redeemable common stock	(188)	(185)	(99)
Net loss attributable to common shares	$(4,728)	$(25,103)	$(101,865)
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.26)	$(1.16)	$(4.67)
Loss from discontinued operations	$—	$(0.13)	$(0.34)
Net loss per common share—basic and diluted	$(0.26)	$(1.29)	$(5.01)
Weighted average common shares outstanding—basic and diluted	17,846	19,429	20,332

(1)          Includes stock-based compensation from employee options as follows:

Cost of goods sold—direct	$36	$6	$412
Sales and marketing	26	4	301
Technology	60	11	684
General and administrative	238	51	2,723

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity
and Comprehensive Income

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive Income
	Shares	Amount	capital	Deficit	Shares	Amount	(Loss)	Total
Balance at December 31, 2003	16,060	$2	$122,840	$(66,998)	(35)	$(100)	$(13)	$55,731
Exercise of stock options and warrants	650	—	4,288	—	—	—	—	4,288
Issuance of common stock in follow-on offerings	2,680	—	113,064	—	—	—	—	113,064
Amortization of stock-based compensation	—	—	360	—	—	—	—	360
Stock-based compensation to consultants in exchange for services	—	—	1,278	—	—	—	—	1,278
Deemed dividend related to redeemable common stock	—	—	—	(188)	—	—	—	(188)
Comprehensive income (loss):
Net loss	—	—	—	(4,540)	—	—	—	(4,540)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(204)	(204)
Cumulative translation adjustment	—	—	—	—	—	—	22	22
Total comprehensive loss								(4,722)
Balance at December 31, 2004	19,390	2	241,830	(71,726)	(35)	(100)	(195)	169,811
Exercise of stock options and warrants	1,167	—	7,315	—	—	—	—	7,315
Treasury stock issued to employees as compensation	—	—	414	—	10	29	—	443
Purchase of treasury stock	—	—	—	—	(665)	(24,133)	—	(24,133)
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	(997)	(41,121)	—	—
Amortization of stock-based compensation	—	—	72	—	—	—	—	72
Stock-based compensation to consultants in exchange for services	—	—	(389)	—	—	—	—	(389)
Deemed dividend related to redeemable common stock	—	—	—	(185)	—	—	—	(185)
Lapse of rescission rights on redeemable common stock	14	—	146	—	—	—	—	146
Comprehensive income (loss):
Net loss	—	—	—	(24,918)	—	—	—	(24,918)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(54)	(54)
Unrealized gain on foreign notes	—	—	—	—	—	—	1,125	1,125
Cumulative translation adjustment	—	—	—	—	—	—	86	86
Total comprehensive loss								(23,761)
Balance at December 31, 2005	20,571	2	250,939	(96,829)	(1,687)	(65,325)	962	89,749
Issuance of common stock in offerings	3,776	—	64,406	—	—	—	—	64,406
Exercise of stock options	276	—	2,534	—	—	—	—	2,534
Treasury stock issued to employees as compensation	—	—	445	—	33	342	—	787
Stock-based compensation from employee options	—	—	4,120	—	—	—	—	4,120
Stock-based compensation to consultants in exchange for services	—	—	23	—	—	—	—	23
Deemed dividend related to redeemable common stock	—	—	—	(99)	—	—	—	(99)
Lapse of rescission rights on redeemable common stock	446	—	3,304	—	—	—	—	3,304
Comprehensive income (loss):
Net loss	—	—	—	(101,766)	—	—	—	(101,766)
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(1,128)	(1,128)
Cumulative translation adjustment	—	—	—	—	—	—	34	34
Total comprehensive loss								(102,860)
Balance at December 31, 2006	25,069	$2	$325,771	$(198,694)	(1,654)	$(64,983)	$(132)	$61,964

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2004	2005	2006
Cash flows from operating activities of continuing operations:
Net loss	$(4,540)	$(24,918)	$(101,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	2,571	6,882
Depreciation and amortization	3,937	14,111	32,327
Realized loss (gain) on marketable securities	(2)	3,351	(2,085)
Loss on disposition of property and equipment	34	1,457	599
Stock-based compensation	360	72	4,120
Stock-based compensation to consultants for services	1,278	(389)	23
Issuance of common stock from treasury	—	443	787
Amortization of debt discount and deferred financing fees	147	620	417
Gain from retirement of convertible senior notes	—	(6,158)	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	4,468	(4,306)	(2,052)
Inventories, net	(15,815)	(46,711)	67,009
Prepaid inventory	(9,376)	2,689	7,388
Prepaid expenses	(1,807)	(5,022)	1,004
Other long-term assets	(944)	(2,151)	496
Accounts payable	33,697	35,210	(35,200)
Accrued liabilities	13,601	23,068	(6,242)
Net cash provided by (used in) operating activities of continuing operations	25,038	(6,063)	(26,293)
Cash flows from investing activities of continuing operations:
Change in restricted cash	(1,602)	1,349	253
Purchases of marketable securities	(92,877)	(185,543)	—
Sales of marketable securities	15,373	216,265	56,756
Expenditures for property and equipment	(8,734)	(44,642)	(23,441)
Acquisition of Ski West	—	(25,111)	—
Proceeds from the sale of property and equipment	20	—	1
Other investments	—	—	(100)
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	(102)
Net cash (used in) provided by investing activities of continuing operations	(87,820)	(37,682)	33,367
Cash flows from financing activities of continuing operatons:
Payments on capital lease obligations	(658)	(7,086)	(2,957)
Drawdown on line of credit	1,000	11,868	86,681
Payments on line of credit	(1,000)	(11,868)	(86,681)
Payments of deferred financing fees	(301)	—	—
Proceeds from the issuance of convertible senior notes	116,199	—	—
Payments to retire convertible senior notes	—	(35,670)	—
Issuance of common stock in offerings, net of issuance costs	113,064	—	64,406
Purchase of treasury stock	—	(24,133)	—
Purchased call options for purchase of treasury stock	—	(47,507)	—
Settlement of call options for cash	—	7,937	—
Exercise of stock options and warrants	4,288	7,315	2,534
Net cash provided by (used in) financing activities of continuing operations	232,592	(99,144)	63,983
Effect of exchange rate changes on cash	22	86	34
Cash (used in) provided by operating activies of discontinued operations	—	(45)	1,581
Cash (used in) provided by investing activities of discontinued operations	—	(98)	(566)
Net increase (decrease) in cash and cash equivalents	169,832	(142,946)	72,106
Less change in cash and cash equivalents from discontinued operations	—	143	(1,016)
Cash and cash equivalents, beginning of year	28,846	198,678	55,875
Cash and cash equivalents from continuing operations, end of year	$198,678	$55,875	$126,965
Supplemental disclosures of cash flow information:
Interest paid	$165	$5,108	$3,677
Equipment and software acquired under capital leases	1,835	15,438	2,273
Asset retirement obligation	—	—	450
Deemed dividend on redeemable common stock	188	185	99
Lapse of rescission rights on redeemable common stock	—	146	3,304
Settlement of purchased call options for treasury stock	—	41,121	—
Promissory note received in exchange for deconsolidation of variable interest entity	—	—	6,702
Supplemental disclosure on non-cash investing activities:
Fair value of assets acquired	—	26,447	—
Fair value of liabilities assumed	—	(1,336)	—
Cash paid to purchase business	$—	$25,111	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1.                 BUSINESS AND ORGANIZATION

Overstock.com, Inc. (the “Company”) is an online “closeout” retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company’s merchandise offerings include bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, designer accessories and travel services, among other products. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”). The Company’s online auction site was launched in September 2004 as part of the Company’s Website—which acts as an online marketplace for the buying and selling of goods and services.

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

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006 (Note 26). All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s 3.75% Convertible Senior Notes at December 31, 2005 and 2006 was $54.7 million and $56.3 million, respectively.

Marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The Company generally invests excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds. The financial institutions have invested these funds in municipal, government and corporate bonds and money market securities which are classified as cash or cash equilvalents, or available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations.

Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of our investments. At December 31, 2005 and 2006, gross unrealized losses on marketable securities were $54,000 and zero, respectively, and were determined to be temporary based on the Company’s assessment of the qualitative and quantitative factors discussed above.

Accounts receivable

Accounts receivable consist of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest. The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. The Company recorded an allowance for doubtful accounts of $1.8 million and $2.1 million at December 31, 2005 and 2006, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2005 and 2006, two banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventory

Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2005 and 2006 was $9.6 million and $2.2 million, respectively.

Prepaid expenses

Prepaid expenses represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaid expenses at December 31, 2005 and 2006 were $8.5 million and $7.5 million, respectively.

Property and equipment

Property and equipment, which includes capitalized leases, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related lease, whichever is shorter, as follows:

Years
Computer software	3
Computer hardware	3
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance websites and processes supporting the business of the Company. As required by Statement of Position 98-1,  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,  the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the years ended December 31, 2005 and 2006, the Company capitalized $24.4 million and $15.0 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.9 million and $14.6 million for those respective periods.

Asset Retirement Obligation

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs (see Note 9).

Other long-term assets

Other long-term assets include deposits, intangibles, deferred financing and issuance costs and the fees associated with the acquisition of Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over 5 years.

Impairment of long-lived assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairment of long-lived assets during 2004, 2005 and 2006.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The Company evaluated its goodwill during 2004 and 2005, and determined that no impairment charge should be recorded.

In conjunction with the discontinuance of the Company’s  travel subsidiary (“OTravel”), the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired in 2006 (see Note 5).

Revenue recognition

The Company derives its revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars listing business. Both direct revenue and fulfillment partner revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The Company generally requires payment by credit card at the point of sale. Amounts received prior to shipment of products or service is recorded as deferred revenue. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company maintains a reserve for returns based on estimates of future product returns related to current period revenues.

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

During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Our auction business revenues were insignificant in 2004, 2005 and 2006. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment at this early stage of the business.

During December 2006, the Company added an online site for listing cars for sale as a part of its Website. The cars listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from its cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Fulfillment partner revenue is reduced by the impact of estimated returns, chargebacks and coupons redeemed by customers and other discounts to obtain such sales.

Total revenue is recorded net of estimated returns, coupons and other discounts. The returns policy for all products other than those sold in the Electronics and Computers department provides for a $4.95 restocking fee and the provision that the Company will not accept product returns initiated more than thirty days after the shipment date. There is a 15% restocking fee (instead of the $4.95 restocking fee) on all items returned for non-defective reasons from the Electronics and Computers department.

Cost of goods sold

Cost of goods sold include product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and are recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. For the years ended December 31, 2004, 2005 and 2006, fulfillment costs totaled $34.3 million, $59.9 million and $60.9 million, respectively.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $39.2 million, $75.3 million and $68.1 million during the years ended December 31, 2004, 2005 and 2006, respectively.

Stock-based Compensation

As of January 1, 2006, we adopted SFAS 123(R), Share-based Payment—an Amendment of FASB Statements No 123 and 95, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 18).

Restructuring

Restructuring expenses are primarily comprised of lease termination costs and the costs incurred for returning  leased facilities back to their original condition, including the removal of an escalator system, in anticipation of subleasing current office space. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (See Note 4).

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

SFAS 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. At December 31, 2005 and 2006, the Company has established a full valuation allowance against it deferred tax assets. Significant judgement is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Derivative instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations. As of December 31, 2005 and 2006, the Company had not designated any derivative instruments as hedges.

Earnings (loss) per share

In accordance with SFAS 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Year ended December 31,
	2004	2005	2006
Loss from continuing operations	$(4,540)	$(22,347)	$(94,884)
Deemed dividend related to redeemable common stock	(188)	(185)	(99)
Loss from continuing operations attributable to common shares	(4,728)	(22,532)	(94,983)
Loss from discontinued operations	—	(2,571)	(6,882)
Net loss attributable to common shares	$(4,728)	$(25,103)	$(101,865)
Weighted average common shares outstanding—basic	17,846	19,429	20,332
Effective of dilutive securities:
Stock options and warrants	—	—	—
Convertible senior notes	—	—	—
Weighted average common shares outstanding—diluted	17,846	19,429	20,332
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.26)	$(1.16)	$(4.67)
Loss from discontinued operations	$—	$(0.13)	$(0.34)
Net loss per common share—basic and diluted	$(0.26)	$(1.29)	$(5.01)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at each year-end was 2.4 million shares, 1.3 million shares and 1.0 million shares for 2004, 2005 and 2006, respectively. As of December 31, 2006, the Company had $77.0 million of convertible senior notes outstanding (see Note 13), which could potentially convert into 1.0 million shares of common stock in the aggregate.

Recently issued accounting pronouncements

In March 2006, the Emerging Issue Task Force reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation), (EITF No. 06-03). The Company is required to adopt the provisions of EITF No. 06-03 beginning its fiscal year 2007. The Company does not expect the provisions of EITF No. 06-03 to have a material impact on its consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective for us on January 1, 2007. The Company does not expect the provisions of FIN 48 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the December 31, 2006 year-end. The adoption of SAB 108 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company does not expect the provisions of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

Reclassification

Certain balances of the prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on net loss or total assets.

3.                 STOCK OFFERINGS

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

During 2006, the Company closed two offerings under an existing “shelf” registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.

4.                 RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The planned actions include the termination of a co-location data center lease, marketing the current office facilities for sub-lease and marketing non-core businesses for sale. The facilities consolidation and restructuring program should be substantially completed during calendar year 2007.

In 2006, the charges associated with the facilities consolidation and restructuring program are as follows:

Lease termination costs	$5,499
Elimination of straight-line rent liability associated with terminated lease	(913)
Accelerated amortization of leasehold improvements and asset retirement obligation (Note 9)	1,088
Total	$5,674

The Company is in the process of reducing facilities and warehouse lease costs and other expenses. Among other things, the Company intends to move its corporate offices into existing space in its main Salt Lake City warehouse.

Lease termination costs relate primarily to the termination of leases in conjunction with the consolidation of the IT data center and co-location facilities. The accelerated amortization of leasehold improvements relates to our current office facilities that we are attempting to sublease. In addition, we are incurring costs to return these office facilities to their original condition as required by our lease agreement, including the removal of an escalator system. At December 31, 2006, the accrued liability associated with the restructuring program was approximately $5.9 million, including $5.5 million related to lease termination costs and $450,000 for the asset retirement obligation (see Note 9), all of which is to be paid during the first quarter of 2007.

5.                 ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses). In addition, the Company may be subject to additional earn out payments (based on a percentage of operating profits for each of the next four years beginning in 2006 as follows: 50%, 33.3%, 20%, and 10%, respectively), subject to reduction under certain circumstances, pursuant to a Stock Purchase Agreement dated June 24, 2005 and the First Amendment to that Stock Purchase Agreement among the Company, Ski West, and all of the shareholders of Ski West dated March 1, 2006.

Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Ski West and as a result, the Company recorded goodwill in connection with this transaction.

Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc.

Purchase Price Allocations

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on July 1, 2005 (in thousands):

July 1, 2005
Cash	$491
Current assets	986
Property and equipment	263
Goodwill	10,385
Intangible assets	14,313
Other assets	9
Assets acquired	26,447
Liabilities assumed	(1,336)
Net assets acquired	$25,111

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Any required earn out payments would further increase goodwill at the time the target operating results for the next four years are successfully achieved. Of the $10.4 million initially recorded in goodwill, the full amount is expected to be deductible for tax purposes, to the extent the Company has sufficient taxable income in the future.

The amounts allocated to intangible assets, and their estimated useful lives, was determined by management with the assistance of an independent appraisal and were attributed to the following categories (in thousands):

		Years
Enterprise information system	$860	5
Customer list	2,339	4
Supplier contracts	6,271	12
Web sites and destination portal	2,887	5
Non-competition agreements	1,956	2
	$14,313

During the years ended December 31, 2005 and 2006, the Company recorded amortization expense attributable to the above intangible assets of approximately $1.3 million and $2.7 million, which is included in  loss from discontinued operations.

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the results of prior periods presented.

Discontinued Operations

During the fourth quarter of 2006, in conjuction with the facilities consolidation and restructuring program described in Note 4, management decided to sell OTravel within a twelve month period, and the

Company has received a non-binding letter of intent from a third-party to purchase this business. The Company evaluated its plan to sell OTravel in accordance with SFAS 144, which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company has classified the OTravel assets and liabilities as “held for sale” as it has met these criteria as of December 31, 2006, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood  that significant changes will be made to the plan to the sell the assets. The travel business is not part of the Company’s core business operations or its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

The Company also determined that the OTravel subsidiary meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144. The results of operations for this subsidiary have been classified as discontinued operations in all periods presented. The loss from operations for the OTravel subsidiary was approximately $2.6 million and $6.9 million for the fiscal years ended December 31, 2005 and 2006, respectively, including a goodwill impairment charge of $4.5 million in 2006.

The following table is a summary of the Company’s discontinued operations for the years ended December 31, 2005 and 2006 (in thousands):

	Year ended December 31,
	2005	2006
Sales	$4,506	$8,217
Cost of sales	(832)	(1,848)
Gross profit	3,674	6,369
Sales and marketing	(2,500)	(1,888)
Technology	(242)	(481)
General and administrative	(3,503)	(6,422)
Goodwill impairment	—	(4,460)
Loss from discontinued operations	$(2,571)	$(6,882)

The held for sale assets and liabilities consisted of the following (in thousands):

	December 31,
	2005	2006
Assets of held for sale subsidiary:
Cash	$349	$1,365
Accounts receivable	1,674	3,267
Property and equipment, net	1,064	1,215
Goodwill and intangible assets, net	22,501	15,379
Other	31	86
Total assets of discontinued operations	$25,619	$21,312
Liabilities of held for sale subsidiary:
Current liabilities:
Accounts payable	$1,249	$2,947
Accrued liabilities	912	737
Total liabilities of discontinued operations	$2,161	$3,684

6.                 MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into capital management accounts managed by two financial institutions. The financial institutions have invested these funds in municipal, government, and corporate bonds at December 31, 2005, as follows (in thousands):

	Cost Basis	Recognized Loss on Derivative Security	Unrealized Gains (Losses)	Estimated Market Value
U.S. government and government agency securities	$3,299	$—	$(15)	$3,284
Money market securities	2,000	—	—	2,000
Mortgage based securities	2,091	—	(39)	2,052
Foreign corporate securities	49,949	(2,611)	1,125	48,463
	$57,339	$(2,611)	$1,071	$55,799

The Company had no marketable securities at December 31, 2006.

The components of realized gains and losses on sales of marketable securities for the years ended December 31, 2004, 2005 and 2006 were (in thousands):

	Year ended December 31,
	2004	2005	2006
Gross gains	$2	$—	$56
Gross losses	—	(3,351)	(2,141)
Net realized gain (loss) on sales of marketable securities	$2	$(3,351)	$(2,085)

Derivative instruments

During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities (“Foreign Notes”) which were scheduled to mature for $50.0 million in cash in November 2006. The Foreign Notes did not have a stated interest rate, but were structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon would provide a rate of return dependent on the performance of a “basket” of eight Asian currencies against the U.S. dollar. If the Company redeemed the Foreign Notes prior to maturity, the Company would not realize the full amount of its initial investment.

The Company purchased the Foreign Notes to manage its foreign currency risks related to the strengthening of Asian currencies compared to the U.S. dollar, which would reduce the inventory purchasing power of the Company in Asia. However, the Company determined that the Foreign Notes did not qualify as hedging derivative instruments.

Under SFAS No. 133, the Foreign Notes are considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes was recorded as a component of accumulated other comprehensive income (loss).

For the year ended December 31, 2005, the combined overall fair value of the Foreign Notes decreased $1.5 million. The decrease was attributable to changes in the fair value of the conditional coupon resulting in a loss of $2.6 million, which was recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $1.1 million, which was recorded as a component of accumulated other comprehensive income (loss) in the Balance Sheet. At December 31, 2005, the Foreign Notes had a fair value of $48.5 million.

In March 2006, the Foreign Notes had a fair value of $47.6 million when the Company sold them for $49.5 million resulting in a gain on the bond instrument of $1.9 million, which the Company recognized in the second quarter of 2006 as a component of interest income. The Company had previously recorded $2.4 million of accumulated unrealized losses as a component of interest income over the period the bonds had been held.

The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see Note 12) are now collateralized by cash balances held at Wells Fargo Bank, National Association.

7.                 INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2005	2006
Product inventory	$98,510	$26,859
Less: reserve for obsolescence	(5,241)	(6,585)
	$93,269	$20,274

8.                 PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2006
Computer hardware and software	$72,243	$95,385
Furniture and equipment	8,860	11,538
Leasehold improvements	1,960	2,165
	83,063	109,088
Less: accumulated depreciation and amortization	(22,213)	(52,890)
	$60,850	$56,198

Depreciation and amortization of property and equipment totaled $3.9 million, $14.0 million, and $32.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. The Company incurred additional depreciation and amortization expense related to decrease in useful life of certain fixed assets and leasehold improvement in connection with the Company’s facilities consolidation.

Property and equipment included assets under capital leases of $15.4 million and $17.7 million at December 31, 2005 and 2006, respectively and accumulated amortization related to assets under capital leases of $8.4 million and $12.4 million, respectively.

9.                 ASSET RETIREMENT OBLIGATION

At December 31, 2006, the Company made the determination to sub-lease certain facilities and recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to return the leased facilities to their original condition as is required under the related lease agreement. The Company also recorded an asset equal to the liability which will be depreciated over the remaining useful life of the escalator system.

10.          OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2005	2006
Domain names	$667	$466
Intangibles	879	26
Less: accumulated amortization	(369)	(435)
	1,177	57
Deferred financing fees, net	208	173
Deposits and long-term prepaids	1,948	348
	$3,333	$578

Amortization of domain names and intangibles totaled $61,000, $142,000 and $110,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

11.          ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2006
Inventory received but not invoiced	$9,614	$243
Allowance for returns	5,576	3,615
Accrued payroll and other related costs	6,532	7,952
Deferred revenue	1,933	2,650
Accrued marketing expenses	10,161	10,835
Merchant processing fee accrual	841	818
Accrued freight	202	554
Accrued professional expenses	849	1,410
Accrued tax expenses	2,471	2,075
Lease termination costs	—	5,499
Lease termination costs	—	450
Other accrued expenses	7,755	4,041
	$45,934	$40,142

12.          BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, National Association. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007, however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at December 31, 2006.

At December 31, 2006, borrowings and outstanding letters of credit under the Amended Credit Agreement are collateralized by cash balances held at Wells Fargo Bank, National Association.

At December 31, 2006, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $7.1 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of December 31, 2006. As of December 31, 2006, $11.9 was available under the WFRF Agreement.

At December 31, 2005 and 2006, there were no amounts drawn nor were there any outstanding letters of credit on the WFRF Agreement.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008. The Company expects that in the normal course of business, the leases will expire.

Future minimum lease payments under capital leases are as follows (in thousands):

Year Ending December 31,
2007	$5,997
2008	4,028
Thereafter	—
Total minimum lease payments	10,025
Less: amount representing interest	(968)
Present value of capital lease obligations	9,057
Less: current portion	(5,074)
Capital lease obligations, non-current	$3,983

13.          3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During 2005 and 2006, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $620,000 and $417,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 1.0 million shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at December 31, 2006.

In June and November 2005, the Company retired $33.0 million and $10.0 million of its Senior Notes for $27.9 million and $7.8 million, respectively. As a result of the note retirements in June and November, the Company recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of December 31, 2006, $77.0 million of the Senior Notes remained outstanding.

14.          COMMITMENTS AND CONTINGENCIES

Commitments

Through July 2005, the Company leased 43,000 square feet of office space at Old Mill Corporate Center I for its principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years.

In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company would pay the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required the Company to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

During the fourth quarter 2006, the Company commenced implementation of a facilities consolidation and restructuring program (Note 4). The Company recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to the return the leased facilities to their original condition under the Tenant Improvement Agreement (see Note 9) and incurred additional amortization expense in connection with the revised useful life of certain leasehold improvements. In January 2007, the Company began marketing its leased office facilities for sub-lease.

In July 2005, the Company entered into a Colocation Center Agreement (the “Colocation Agreement”) to buildout and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT data center and co-location facility. The Colocation Agreement set forth the terms on which the Lessor  would incur the costs to build out the IT data center and co-location  facility and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006, the Company made the determination to consolidate its facilities and to not occupy the IT data center and co-location facility and began negotiations with the Lessor  to terminate the lease agreement (see Note 4).

The Company leases 610,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

In June 2005 and 2006, the Company entered into non-cancelable operating leases for certain computer equipment expiring in April 2008 and June 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Year Ending December 31,
2007	$8,718
2008	7,119
2009	5,722
2010	5,532
2011	5,335
Thereafter	16,240
$48,666

Rental expense for operating leases totaled $1.9 million, $4.0 million and $11.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Legal Proceedings

From time to time, the Company receives claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our websites. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements.

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims. On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order, Markman Hearing, which substantially adopted the Company’s interpretation of the Furnace Brook patent. We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 16, 2007, we filed a brief with the Federal Circuit Court and the appeal is now pending.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals. We, along with a second shareholder plaintiff, filed the complaint in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. The California Court of Appeals informed the parties that it is ready to rule on the appeal without oral argument; the defendants, however, have requested oral argument. The appeal has not yet been scheduled for oral argument. We intend to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. The subpoena requested a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company has responded to the subpoena.

In November 2006, the Company received a letter from Applied Interactive, claiming that certain of our business practices and our website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that we do not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, we filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that we do not infringe any valid claim of the Applied Interactive patents. The complaint has been served and the case is in its initial stages. The Company intends to vigorously prosecute this action.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock.  The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. The case is in its initial stages. The Company intends to vigorously prosecute this action.

15.          REDEEMABLE SECURITIES

Redeemable common stock relates to warrants and securities that were subject to rescission. Sales of 858,000 shares of the common stock and the issuance of 185,000 warrants to certain individuals did not fully comply with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state security laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such registration or qualification, they may not have been exempt in several states. As a result, purchasers of our common stock in some states had the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expired, at the annual rate mandated by the state in which such shares were purchased. These interest rates ranged from 8% to 10% per annum. The rescission rights lapsed on various dates through September 2006.

At December 31, 2005, there were 446,000 shares of common stock and no warrants subject to rescission rights outstanding. The Company has classified $3.2 million at December 31, 2005 related to the rescission rights outside of shareholders’ equity, because the redemption features were deemed not within the control of the Company. Interest attributable to these securities was recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

No amount has been classified outside of shareholders’ equity as of December 31, 2006 as these rescission rights, if any, fully expired prior to the end of 2006, leaving no outstanding redeemable common stock as of December 31, 2006.

16.          STOCKHOLDERS’ EQUITY

Reincorporation

In May 2002, the Company reincorporated in Delaware. As a result of the reincorporation, the Company is authorized to issue 100.0 million shares of $0.0001 par value common stock and 5.0 million shares of $0.0001 par value preferred stock. The Board of Directors may issue the undesignated preferred stock in one or more series and determine preferences, privileges and restrictions thereof.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2006.

Warrants

In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2005 and 2006, there were no warrants outstanding to purchase common stock of the Company. During 2004, 2005 and 2006, the number of warrants exercised was 182,000, 870,000 and 0, respectively.

17.          SHARE REPURCHASE PROGRAM

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

Under the repurchase program, the Company repurchased approximately 665,000 shares of its common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the twelve months ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which the Company received in July 2005.

18.          STOCK OPTION PLANS

Periods prior to the adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employee , and related interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below market prices on the date of grant. Also, to the extent stock awards were forfeited prior to vesting, any previously recognized expense was reversed as an offset to operating expenses in the period of forfeiture.

The following table illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosure for the year ended December 31, 2006 is not presented because stock-based payments were accounted for under SFAS 123 (R)’s fair value method during this period.

	Year ended December 31,
	2004	2005
Net loss, as reported	$(4,540)	$(24,918)
Add: Stock-based employee compensation, as reported	360	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,747)	(3,996)
Pro forma net loss—SFAS 123 fair value adjusted	$(7,927)	$(28,842)
Net loss per common share
Basic and diluted—as reported	$(0.26)	$(1.29)
Basic and diluted—pro forma	$(.044)	$(1.48)

Adoption of SFAS 123(R)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the BSM valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123 . Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

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

The application of SFAS 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Year ended December 31, 2006
Operating loss	$(4,120)
Net loss	$(4,120)
Net loss per common share—basic and diluted	$(0.20)

Valuation Assumptions for Stock Options

During the twelve months ended December 31, 2006, 182,500 options were granted to employees with an estimated total grant-date fair value of $2.4 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $643,000. During the year ended December 31, 2006, the Company recorded stock-based compensation related to stock options of $4.1 million.

The fair value for each stock option granted during the twelve months ended December 31, 2004, 2005 and 2006 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Year ended
	December 31,
	2004	2005	2006
Average risk-free interest rate	2.61%	4.44%	4.77%
Average expected life (in years)	3.0	3.7	3.5
Volatility	100.6%	73.3%	65.1%

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

Stock Option Activity

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of December 31, 2006, 1.1 million shares are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2004		2005		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,780	$8.39	1,512	$12.90	1,299	$18.09
Granted at fair value	474	24.14	220	44.44	183	22.47
Exercised	(468)	6.75	(298)	8.56	(276)	9.19
Canceled/forfeited	(274)	13.26	(135)	24.08	(195)	30.17
Outstanding—end of year	1,512	12.90	1,299	18.09	1,011	18.97
Options exercisable at year-end	608	7.51	739	11.33	679	$15.74

The following table summarizes information about stock options as of December 31, 2006 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$2.00-$4.99	44	$4.91	0.81	$713	44	$4.91	0.81	$713
$5.00-$6.99	168	5.07	0.08	2,700	168	5.07	0.08	2,700
$7.00-$11.99	63	10.62	0.70	658	59	10.77	0.65	606
$12.00-$17.99	207	13.60	1.80	1,554	156	13.36	1.48	1,212
$18.00-$58.30	529	27.65	2.99	514	252	27.37	2.43	372
	1,011	18.97	2.02	6,139	679	15.74	1.37	5,603

Total unrecognized compensation costs related to nonvested awards was approximately $6.2 million as of December 31, 2006. These nonvested awards are expected to be exercised over the weighted average period of 3. 5 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $21.12 during the year ended December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2006 was 573,468.

The weighted average exercise price of options granted during the year ended December 31, 2006 was $22.47 per share. The total fair value of the shares vested during the year ended December 31, 2006 was $3.1 million. The total intrinsic value of options exercised during the year ended December 31, 2006 was $3.3 million. The total cash received from employees as a result of employee stock option exercises during the year ended December 31, 2006 was approximately $2.5 million. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

19.          PERFORMANCE SHARE PLAN

In January 2006, the Board and Compensation Committee adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of certain performance goals, but at the Company’s sole option the Company may make a payment of estimated amounts payable to a plan participant after two years.

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan will be payable in cash. During interim and annual periods prior to the completion of the three-year measurement period, the Company records compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If the Company were to use different assumptions, the estimated compensation charges could be significantly different. As of December 31, 2006, the Company has accrued $900,000 in total compensation expense under the plan.

20.          EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Beginning in 2006, the Company’s matching contribution is comprised of common stock issued from treasury to employees. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $124,000, $261,000 and $389,000 during 2004, 2005 and 2006, respectively. In addition, the Company made a discretionary contribution of $235,000, $342,000 and $409,000 during 2004, 2005 and 2006 to eligible participants as of the end of each respective calendar year.

21.          OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Year ended December 31,
	2004	2005	2006
Gain from early retirement of convertible senior notes	$—	$6,158	$—
Loss on disposal of software	—	(1,457)	—
Other	(49)	27	81
Other income (expense), net	$(49)	$4,728	$81

22.          INCOME TAXES

The components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2006 are as follows (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$28,006	$62,191
Temporary differences:
Accrued expenses	6,071	5,722
Reserves and other	4,147	4,788
	38,224	72,701
Deferred tax liabilities:
Temporary differences:
Depreciation	(1,639)	1,689
Valuation allowance	(36,585)	(74,390)
Net asset	$—	$—

As a result of the Company’s history of losses, a valuation allowance has been provided for the full amount of the Company’s net deferred tax assets. In management’s opinion, it is more likely than not that such benefits will be realized.

At December 31, 2005 and 2006, the Company had net operating loss carryforwards of approximately $58.0 million and $145.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2018.

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2004	2005	2006
U.S. federal income tax benefit at statutory rate	$1,589	$8,702	$35,618
State income tax benefit, net of federal expense	148	847	3,444
Stock compensation expense	(127)	(25)	—
Other	525	389	(1,257)
Unrecognized benefit due to valuation allowance	(2,135)	(9,135)	(37,805)
Income tax benefit	$—	$—	$—

23.          RELATED PARTY TRANSACTIONS

On occasion, Haverford-Valley, L.C. (an entity owned by the Company’s Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on Company business. In 2004, 2005, and 2006 we reimbursed Haverford-Valley L.C. $256,000, $274,000, and $267,000, respectively, for these expenses.

24.          BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2. There were no inter-segment sales or transfers during 2004, 2005 or 2006. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Direct	Fulfillment partner	Consolidated
2004
Revenue	$213,210	$281,425	$494,635
Cost of goods sold	184,964	243,468	428,432
Gross profit	28,246	37,957	66,203
Operating expenses			(71,092)
Other income (expense), net			349
Loss from continuing operations			$(4,540)
2005
Revenue	$324,875	$474,441	$799,316
Cost of goods sold	282,383	400,057	682,440
Gross profit	42,492	74,384	116,876
Operating expenses			(138,099)
Other income (expense), net			(1,124)
Loss from continuing operations			$(22,347)
2006
Revenue	$303,202	$484,948	$788,150
Cost of goods sold	284,943	408,407	693,350
Gross profit	18,259	76,541	94,800
Operating expenses			(188,566)
Other income (expense), net			(1,118)
Loss from continuing operations			$(94,884)

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

During the years 2004 through 2006, over 99% of sales were made to customers in the United States of America. At December 31, 2005 and 2006, all of the Company’s fixed assets were located in the United States of America.

25.          INDEMNIFICATIONS AND GUARANTEES

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

26.          DECONSOLIDATION OF VARIABLE INTEREST ENTITY

In April 2005, the Company entered into an agreement which allowed the Company to lend up to $10.0 million to an entity for the purpose of buying diamonds and other jewelry, primarily to supply a new category within the jewelry store which allowed customers purchasing diamond rings to select both a specific diamond and ring setting. Under the agreement, the Company was to receive fifty percent (50%) of any profits of the entity. In addition, the Company had a ten year option to purchase (“Purchase Option”) 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option was the sum of (a) one thousand dollars, and (b) $3.0 million, which may have been paid, at the Company’s election, in cash or by the forgiveness of $3.0 million of the entity’s indebtedness to the Company.

The entity was evaluated in accordance with FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51,  and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity were consolidated into the financial statements of the Company.

In November 2004, the Company loaned the entity $8.4 million. The promissory note bore interest at 3.75% per annum. Interest on the loan was due and payable quarterly on the fifteenth day of February, May, August and November, commencing on November 15, 2004 until the due date of November 30, 2006, on which all principal and interest accrued and unpaid thereon, was due and payable. The promissory note was collateralized by all of the assets of the entity.

In November 2006, an unrelated third party purchased the Company’s interests in the variable interest entity by executing a promissory note to the Company in exchange for termination of all agreements between the Company and the variable interest entity. The promissory note is equal to the net assets of the entity or $6.7 million and bears no interest. The first payment on the note receivable was due and paid on February 1, 2007 in the amount of $3.7 million with remainder of balance due in twelve equal monthly payments of $251,000 beginning on March 1, 2007. As of March 1, 2007, the Company had received payments on the note totaling $3.9 million.

As a result of the agreement, the Company deconsolidated certain assets related to the variable interest entity effective November 30, 2006. The operating results through November 30, 2006 relating to variable interest entity are included in the consolidated statements of operations. As a result of the deconsolidation, the following assets were removed from the Company’s accounts (in thousands):

Cash	$102
Accounts Receivable	435
Inventory	5,986
Prepaids	4
Other Long-term assets	175
Total	$6,702

27.          QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2006. We have prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$67,884	$60,064	$68,449	$128,478	$79,710	$68,770	$56,564	$98,158
Fulfillment partner revenue	97,997	90,574	99,330	186,540	98,334	90,422	100,321	195,871
Total revenue	165,881	150,638	167,779	315,018	178,044	159,192	156,885	294,029
Cost of goods sold
Direct	58,262	51,567	59,169	113,385	70,703	61,473	51,037	101,730
Fulfillment partner	82,857	76,375	83,317	157,508	84,587	75,411	84,483	164,926
Total cost of goods sold	141,119	127,942	142,486	270,893	154,290	136,884	135,520	266,656
Gross profit	24,762	22,696	25,293	44,125	23,754	22,308	21,365	27,373
Operating expenses:
Sales and marketing	16,826	14,499	17,039	28,791	12,659	11,911	17,282	29,045
Technology	4,099	6,103	7,960	9,702	13,424	14,897	16,157	20,680
General and administrative	7,346	7,566	8,397	9,771	11,850	11,050	11,078	12,859
Restructuring	—	—	—	—	—	—	—	5,674
Total operating expenses	28,271	28,168	33,396	48,264	47,933	37,858	44,517	68,258
Operating loss	(3,509)	(5,472)	(8,103)	(4,139)	(14,179)	(15,550)	(23,152)	(40,885)
Interest income, net	644	896	(1,690)	(120)	315	2,215	459	577
Interest expense	(1,445)	(1,517)	(1,264)	(1,356)	(1,267)	(1,275)	(1,096)	(1,127)
Other income (expense), net	—	4,170	11	547	—	(1)	(6)	88
Loss from continuing operations	(4,310)	(1,923)	(11,046)	(5,068)	(15,131)	(14,611)	(23,795)	(41,347)
Discontinued operations:
Loss from discontinued operations	—	—	(1,356)	(1,215)	(779)	(1,128)	(708)	(4,267)
Net loss	(4,310)	(1,923)	(12,402)	(6,283)	(15,910)	(15,739)	(24,503)	(45,614)
Deemed dividend related to redeemable common stock	(46)	(47)	(47)	(45)	(33)	(33)	(33)	—
Net loss attributable to common shares	$(4,356)	$(1,970)	$(12,449)	$(6,328)	$(15,943)	$(15,772)	$(24,536)	$(45,614)
Net loss per common share—basic and diluted
Loss from continuing operations	$(0.22)	$(0.10)	$(0.59)	$(0.27)	$(0.78)	$(0.73)	$(1.16)	$(1.95)
Loss from discontinued operations	$—	$—	$(0.07)	$(0.06)	$(0.04)	$(0.05)	$(0.03)	$(0.20)
Net loss per share—basic and diluted	$(0.22)	$(0.10)	$(0.66)	$(0.33)	$(0.82)	$(0.78)	$(1.19)	$(2.15)
Weighted average common shares outstanding—basic and diluted	19,862	19,709	18,844	19,311	19,385	20,159	20,600	21,163

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2004
Deferred tax valuation allowance	$25,315	$2,135	$—	$27,450
Allowance for sales returns	1,110	36,975	35,250	2,835
Reserve for inventory obsolescence	1,138	1,008	823	1,323
Allowance for doubtful accounts	650	976	876	750
Year ended December 31, 2005
Deferred tax valuation allowance	$27,450	$9,135	$—	$36,585
Allowance for sales returns	2,835	62,178	59,437	5,576
Reserve for inventory obsolescence	1,323	4,706	788	5,241
Allowance for doubtful accounts	750	2,202	1,141	1,811
Year ended December 31, 2006
Deferred tax valuation allowance	$36,585	$37,805	$—	$74,390
Allowance for sales returns	5,576	61,401	63,362	3,615
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135