Form 10-Q
period 2007-03-31
OVERSTOCK.COM, INC
filed 2007-05-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the quarterly period ended March 31, 2007

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

There were 23,683,531 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 8, 2007.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$126,965	$68,080
Accounts receivable, net	11,638	7,811
Note receivable	6,702	2,761
Inventories, net	20,274	16,662
Prepaid inventory	2,241	2,601
Prepaid expense	7,473	9,435
Current assets of held for sale subsidiary	4,718	2,148
Total current assets	180,011	109,498
Property and equipment, net	56,198	48,909
Goodwill	2,784	2,784
Other long-term assets, net	578	483
Long-term assets of held for sale subsidiary	16,594	12,805
Total assets	$256,165	$174,479
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,039	$27,936
Accrued liabilities	40,142	22,976
Capital lease obligations, current	5,074	3,810
Current liabilities of held for sale subsidiary	3,684	993
Total current liabilities	114,939	55,715
Capital lease obligations, non-current	3,983	—
Convertible senior notes	75,279	75,365
Total liabilities	194,201	131,080
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and March 31, 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 and 25,258 shares issued as of December 31, 2006 and March 31, 2007, respectively	2	2
Additional paid-in capital	325,771	327,399
Accumulated deficit	(198,694)	(220,077)
Treasury stock, 1,654 and 1,620 shares at cost as of December 31, 2006 and March 31, 2007, respectively	(64,983)	(63,778)
Accumulated other comprehensive loss	(132)	(147)
Total stockholders’ equity	61,964	43,399
Total liabilities and stockholders’ equity	$256,165	$174,479

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2006	2007

Revenue
Direct	$79,710	$45,701
Fulfillment partner	98,334	112,229

Total revenue	178,044	157,930

Cost of goods sold:
Direct(1)	70,703	39,320
Fulfillment partner	83,587	93,295

Total cost of goods sold	154,290	132,615

Gross profit	23,754	25,315

Operating expenses:
Sales and marketing(1)	12,659	11,284
Technology(1)	13,424	14,973
General and administrative(1)	11,850	10,689
Restructuring	—	6,089

Total operating expenses	37,933	43,035

Operating loss	(14,179)	(17,720)

Interest income	315	990
Interest expense	(1,267)	(1,029)

Loss from continuing operations	(15,131)	(17,759)
Loss from discontinued operations	(779)	(3,624)

Net loss	(15,910)	(21,383)
Deemed dividend related to redeemable common shares	(33)	—

Net loss attributable to common shares	$(15,943)	$(21,383)
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.78)	$(0.75)
Loss from discontinued operations	$(0.04)	$(0.16)
Net loss per common share—basic and diluted	$(0.82)	$(0.91)
Weighted average common shares outstanding—basic and diluted	19,385	23,594

(1)             Includes stock-based compensation from options as follows:

Cost of goods sold—direct	$96	$107
Sales and marketing	$70	$78
Technology	$159	$177
General and administrative	$633	$711

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Loss	Total
Balance at December 31, 2006	25,069	$2	$325,771	$(198,694)	(1,654)	$(64,983)	$(132)	$61,964
Exercise of stock options	189	—	1,153	—	—	—	—	1,153
Treasury stock issued to employees as compensation	—	—	(603)	—	38	1,205	—	602
Stock-based compensation from employee options	—	—	1,073	—	—	—	—	1,073
Stock-based compensation to consultants in exchange for services	—	—	5	—	—	—	—	5
Comprehensive loss:
Net loss	—	—	—	(21,383)	—	—	—	(21,383)
Cumulative translation adjustment	—	—	—	—	—	—	(15)	(15)
Total comprehensive loss								(21,398)
Balance at March 31, 2007	25,258	$2	$327,399	$(220,077)	(1,616)	$(63,778)	$(147)	$43,399

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2006	2007	2006	2007

Cash flows from operating activities of continuing operations:
Net loss	$(15,910)	$(21,383)	$(36,518)	$(107,239)
Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:
Loss from discontinued operations	779	3,624	3,350	9,727
Depreciation and amortization	6,150	7,771	18,626	33,948
Realized (gain) loss from marketable securities	(217)	—	3,135	(1,868)
Loss on disposition of property and equipment	598	—	2,055	1
Stock-based compensation	958	1,073	1,010	4,235
Stock-based compensation to consultants for services	43	5	54	(15)
Treasury stock issued to employees as compensation	507	602	699	882
Amortization of debt discount and deferred financing fees	139	86	452	364
Restructuring	—	6,089	—	11,763
Gain from retirement of convertible senior notes	—	—	(6,158)	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	2,316	3,827	(1,238)	(541)
Inventories, net	11,918	3,612	(31,223)	58,703
Prepaid inventory	794	(360)	1,068	6,234
Prepaid expenses	(1,894)	(1,962)	(614)	936
Other long-term assets, net	47	90	(1,490)	539
Accounts payable	(63,621)	(38,059)	(4,211)	(9,638)
Accrued liabilities	(15,185)	(23,255)	7,537	(19,986)

Net cash used in operating activities of continuing operations	(72,578)	(58,240)	(43,466)	(11,955)

Cash flows from investing activities of continuing operations:
Change in restricted cash	198	—	957	55
Purchases of marketable securities	(100)	—	(59,699)	—
Sales of marketable securities	7,281	—	164,284	49,475
Expenditures for property and equipment	(6,804)	(477)	(38,416)	(17,114)
Proceeds from sale of property and equipment	—	—	—	1
Acquisition of Ski West	—	—	(25,111)	—
Decrease in cash resulting from deconsolidation of variable interest entity	—	—	—	(102)
Payments received on note receivable	—	3,941	—	3,941

Net cash provided by investing activities of continuing operations	575	3,464	42,015	36,256

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(2,428)	(5,247)	(9,363)	(5,776)
Drawdown on line of credit	30,728	1,169	42,596	57,122
Payments on line of credit	(10,728)	(1,169)	(22,596)	(77,122)
Payments to retire convertible senior notes	—	—	(35,670)	—
Proceeds from the issuance of common stock, net of issuance costs	—	—	—	64,406
Purchase of treasury stock	—	—	(24,133)	—
Settlement of call options for cash	—	—	7,937	—
Exercise of stock options and warrants	1,027	1,153	7,436	2,660

Net cash provided by (used in) financing activities of continuing operations	18,599	(4,094)	(33,793)	41,290

Effect of exchange rate changes on cash	15	(15)	119	4
Cash (used in) provided by operating activities of discontinued operations	(176)	410	(221)	2,167
Cash used in investing activities of discontinued operations	(41)	(53)	(139)	(578)
Net (decrease) increase in cash and cash equivalents	(53,606)	(58,528)	(35,485)	67,184
Change in cash and cash equivalents from discontinued operations	217	(357)	360	(1,590)

Cash and cash equivalents, beginning of period	55,875	126,965	37,611	2,486

Cash and cash equivalents, end of period	$2,486	$68,080	$2,486	$68,080

Supplemental disclosures of cash flow information:
Interest paid	$278	$651	$4,800	$4,050
Deemed dividend on redeemable common stock	$33	$—	$172	$66
Lapse of rescission rights on redeemable common stock	$554	$—	$700	$2,750
Equipment and software acquired under capital leases	$2,273	$—	$2,822	$—
Settlement of purchased call options for treasury stock	$—	$—	$41,121	$—
Fair value of assets acquired	$—	$—	$26,447	$—
Fair value of liabilities assumed	—	—	(1,336)	—
Cash paid to purchase business	$—	$—	$25,111	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

During the first quarters of 2006 and 2007, the Company capitalized $8.1 million and $1.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $559,000 and $776,000 for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place, and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired; or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $12.5 million and $10.6 million during the three months ended March 31, 2006 and 2007, respectively.

Stock-based Compensation

As of January 1, 2006, the Company adopted SFAS 123(R) Share-based Payment — an Amendment of FASB Statements No 123 and 95, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

Recent accounting pronouncements

In March 2006, the Emerging Issue Task Force reached a consensus on Issue No. 06-03 How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  The Company adopted the provisions of EITF No. 06-03 beginning January 1, 2007.  The adoption of EITF No. 06-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

The Company adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there is no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for the prior 3 years.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2007.

The Company recognized no income tax benefit from the net loss generated in the three months ended March 31, 2006 and 2007.  Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations.  As of March 31, 2007, the Company has established a full valuation allowance against it deferred tax assets.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company anticipates that the adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Company has revised its consolidated statements of cash flows for the year ended December 31, 2006 to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.  The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3.   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007.

During the fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $5.5 million, less the elimination of straight-line rent liability of $913,000, related to costs to terminate a co-location data-center lease.  Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in the

Company’s current office facilities that it is attempting to sublease and $450,000 of costs incurred to return these office facilities to their original condition as required by the Company’s lease agreement.

In the first quarter of 2007, the Company accrued $4.6 million of restructuring charges related to the termination of a logistics services agreement and its vacated warehouse facilities in Indiana.  The Company also recorded an additional $954,000 of restructuring charges related to accelerated amortization of leasehold improvements in the Company’s current corporate office facilities that it is attempting to sublease, and $487,000 of other miscellaneous restructuring charges.

Restructuring liabilities along with charges to expense, cash payments or accelerated amortization of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2006	Charges to expense	Cash payment or accelerated amortization	Balance 3/31/2007
Lease and contract termination costs	$5,499	$4,648	$(5,499)	$4,648
Asset retirement obligation	450	—	(48)	402
Accelerated amortization of leasehold improvements	—	954	(954)	—
Other restructuring expenses	—	487	(487)	—
Total	$5,949	$6,089	$(6,988)	$5,050

Lease and contract termination costs relate primarily to the termination of leases in conjunction with the consolidation of the IT data center and co-location facilities and Indiana logistics services and warehouses agreements.  The accelerated amortization of leasehold improvements relates to our current office facilities that we are attempting to sublease within the year.  Other restructuring expenses are costs related to the reduction of data center space and corporate headcount.

4.   DISCONTINUED OPERATIONS

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS 144, which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company has classified the OTravel assets and liabilities as “held for sale” as it has met these criteria as of December 31, 2006 and March 31, 2007, which include: management’s commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; the assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood  that significant changes will be made to the plan to the sell the assets. The travel business is not part of the Company’s core business operations or its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

The Company also determined that the OTravel subsidiary meets the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144.  The results of operations for this subsidiary have been classified as discontinued operations in all periods presented.  In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business.  During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business, and in April 2007, the Company completed the sale of OTravel under these revised terms.  Accordingly, the Company evaluated its goodwill as of March 31, 2007 and based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

The following table is a summary of the Company’s discontinued operations for the three months ended March 31, 2006 and 2007 (in thousands):

	Three months ended March 31,
	2006	2007
Sales	$2,162	$2,081
Cost of sales	(754)	(572)
Gross profit	1,408	1,509
Sales and marketing	(518)	(342)
Technology	(165)	(44)
General and administrative	(1,504)	(905)
Goodwill impairment	—	(3,842)
Loss from discontinued operations	$(779)	$(3,624)

The held for sale assets and liabilities consisted of the following (in thousands):

	December 31,	March 31,
	2006	2007
Assets of held for sale subsidiary:
Cash	$1,365	$1,722
Accounts receivable	3,267	295
Property and equipment, net	1,215	1,268
Goodwill and intangible assets, net	15,379	11,537
Other	86	131
Total assets of discontinued operations	$21,312	$14,953
Liabilities of held for sale subsidiary:
Current liabilities:
Accounts payable	$1,249	$434
Accrued liabilities	912	559
Total liabilities of discontinued operations	$2,161	$993

On April 25, 2007, the Company completed the sale of its wholly owned subsidiary OTravel.com, Inc. to Castles Travel, Inc., an affiliate of Kinderhook Industries, LLC, and Castles Media Company LLC, for $17.0 million.  The proceeds include $11.0 million in cash and two $3.0 million promissory notes.  The $3.0 million senior note matures three years from the close date and bears interest, payable quarterly, of 4.0%, 10.0% and 14.0% per year in the first, second and third year, respectively.  The $3.0 million junior note matures five years from the close date and bears interest of 8.0% per year, compounding, and is payable at the termination of the note.

5.   DERIVATIVE INSTRUMENTS

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

The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see Note 11) are now collateralized by cash balances held at Wells Fargo Bank, N.A.

6.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2006	2007
Net loss	$(15,910)	$(21,383)
Unrealized gain on Foreign Notes	485	—
Foreign currency translation adjustment	15	(15)

Comprehensive loss	$(15,410)	$(21,398)

7.   EARNINGS (LOSS) PER SHARE

In accordance with SFAS 128 Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants and convertible senior notes, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2006	2007
Loss from continuing operations	$(15,131)	$(17,759)
Deemed dividend related to redeemable common stock	(33)	—
Loss from continuing operations attributable to common shares	(15,164)	(17,759)
Loss from discontinued operations	(779)	(3,624)

Net loss attributable to common shares	$(15,943)	$(21,383)

Weighted average common shares outstanding—basic	19,385	23,594
Effective of dilutive securities:
Stock options	—	—
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	19,385	23,594
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.78)	$(0.75)
Loss from discontinued operations	$(0.04)	$(0.16)
Net loss per common share—basic and diluted	$(0.82)	$(0.91)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at March 31, 2006 and 2007 was 1,181,000 shares and 1,376,000 shares, respectively.  As of March 31, 2007, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

8.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2006 or 2007. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2006 and 2007 (in thousands):

	Three months ended March 31,
	Direct	Fulfillment partner	Consolidated
2006
Revenue	$79,710	$98,334	$178,044
Cost of goods sold	70,703	83,587	154,290

Gross profit	$9,007	$14,747	23,754
Operating expenses			(37,933)
Other income (expense), net			(952)

Loss from continuing operations			$(15,131)

2007
Revenue	$45,701	$112,229	$157,930
Cost of goods sold	39,320	93,295	132,615

Gross profit	$6,381	$18,934	25,315
Operating expenses			(43,035)
Other income (expense), net			(39)

Loss from continuing operations			$(17,759)

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

For the three months ended March 31, 2006 and 2007, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2006 and March 31, 2007, all of the Company’s fixed assets were located in the United States of America.

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

Approximately $400,000 and $250,000 of compensation expense under the plan has been included in general and administrative expenses for the quarters ended March 31, 2006 and 2007, respectively. As of March 31, 2007, the Company has accrued $1.2 million in total compensation expense under the plan.

10.   BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, N.A. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007; however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at March 31, 2007.

Borrowings and outstanding letters of credit under the Amended Credit Agreement are collateralized by cash balances held at Wells Fargo Bank, N.A.

At March 31, 2007, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $8.3 million were issued on behalf of the Company.

$40.0 million WFRF Agreement

On December 12, 2005, the Company entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. The Company has the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of March 31, 2007.  At March 31, 2007, no amounts were outstanding under the WFRF Agreement.  As of March 31, 2007, availability under the WFRF Agreement was $6.2 million.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.

Software and equipment relating to the capital leases totaled $17.7 million and $19.8 million at December 31, 2006 and March 31, 2007, respectively, with accumulated amortization of $12.4 million and $14.1 million at those respective dates.

Depreciation of assets recorded under capital leases was $1.5 million and $1.8 million for the three months ended March 31, 2006 and 2007, respectively.  The Company expects that in the normal course of business, the leases will expire.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending March 31,
2008	$4,101
Less: amount representing interest	(291)
Present value of capital lease obligations	3,810
Less: current portion	(3,810)
Capital lease obligations, non-current	$—

11.   3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. During the three months ended March 31, 2006 and 2007, the Company recorded amortization of discount and debt issuance costs related to this offering totaling $86,000 for both periods. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at March 31, 2007.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized gains of $4.2 million and $2.0 million, net of the associated unamortized discount of $1.2 million during the quarters ended June 30, 2005 and December 31, 2005, respectively. As of March 31, 2007, $77.0 million of the Senior Notes remained outstanding.

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

In February 2005, the Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building. The OMIII Agreement sets forth the terms on which the Company paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required the Company to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

During the fourth quarter 2006, the Company commenced implementation of a facilities consolidation and restructuring program (Note 3). The Company recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to return the leased facilities to their original condition under the Tenant Improvement Agreement and incurred additional amortization expense in connection with the revised useful life of certain leasehold improvements. In January 2007, the Company began marketing its leased office facilities for sub-lease.

In July 2005, the Company entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT data center and co-location facility. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT data center and co-location facility and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006, the Company made the determination to consolidate its facilities and to not occupy the IT data center and co-location facility, and the lease agreement was terminated effective December 28, 2006 (see Note 3).

In July 2004, the Company entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling,

storage and distribution of the Company’s prepackaged products is performed by a third party.  The Logistics Agreement and subsequent amendment set forth terms on which the Company paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

In December 2005, the Company entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana.  The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement (see Note 3).

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

Minimum future payments under these leases are as follows (in thousands):

Twelve months Ending March 31,
2008	$11,901
2009	6,433
2010	5,812
2011	5,398
2012	5,371
Thereafter	14,885
$49,800

Rental expense for operating leases totaled $1.3 million and $1.6 million for the three months ended March 31, 2006 and 2007, respectively.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. The Company does not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights fully expired prior to the end of the third quarter of 2006, leaving no outstanding redeemable common stock as of September 30, 2006 forward.

Legal Proceedings

From time to time, the Company receives claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business and the sale of products on our websites. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements.

In December 2003, the Company received a letter from Furnace Brook claiming that certain of the Company’s business practices and its website infringe a single patent owned by Furnace Brook. After diligent efforts to show that the Company does not infringe the patent and Furnace Brook’s continual demands that the Company enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, the Company filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that it does not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss that complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss the Company’s complaint for lack of personal jurisdiction over patent troll Furnace Brook. On December 14, 2005, the Company filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after the Company filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of the Company’s business practices and its website infringe a single patent owned by Furnace Brook. On September 9, 2005, the Company filed an answer denying the material allegations in Furnace Brook’s claims. On

September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order in a Markman Hearing which substantially adopted the Company’s interpretation of the Furnace Brook patent.  The Company filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of the Company, ruling that the Company does not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 16, 2007, the Company filed a brief with the Federal Circuit Court and the appeal is now pending.  Oral argument on the appeal scheduled for May 10, 2007.

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On April 10, 2007, the California Court of Appeals heard oral argument on the appeal; the California Court of Appeals has not yet issued its decision. The Company intends to pursue this action vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. On May 17, 2006, Patrick Byrne also received a subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  These subpoenas requested a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company and Mr. Byrne have responded to these subpoenas and each continues to cooperate with the Securities and Exchange Commission on this matter.

In November 2006, the Company received a letter from Applied Interactive, claiming that certain of the Company’s business practices and its website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that it does not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, the Company filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that it did not infringe any valid claim of the Applied Interactive patents. The Company and Applied Interactive have reached a confidential agreement in principal to settle this matter for an immaterial amount.  The parties will dismiss the suit with prejudice once this agreement has been memorialized.

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

On March 29, 2007, the Company, along with 63 other defendants, was sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC.  The suit alleges that the Company and the other 63 defendants infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems.   On April 30, 2007, the Company filed an answer denying Orion’s allegations and a counterclaim asserting that Orion’s patent is invalid.  The case is in its initial stages. As it has consistently done with similar suits filed by patent trolls, the Company intends to vigorously defend this action.

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

14.   STOCK OFFERINGS

During 2006, the Company closed two offerings under an existing “shelf” registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.  The Company has made no offerings in 2007.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A — Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Recent Developments

During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007.

As of December 31, 2006, we recorded $5.7 million of restructuring charges, of which $5.5 million, less the elimination of straight-line rent liability of $913,000, related to costs to terminate a co-location data-center lease.  Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in our current office facilities that we are attempting to sublease and $450,000 of costs incurred to return these office facilities to their original condition as required by the lease agreement.

In the first quarter of 2007, we accrued $4.6 million of restructuring charges related to the termination of a logistics services agreement and our vacated warehouse facilities in Indiana.  We also recorded an additional $954,000 of restructuring charges related to accelerated amortization of leasehold improvements in our current corporate office facilities that we are attempting to sublease, and $487,000 of other miscellaneous restructuring charges.

We have classified $15.0 million of assets and $993,000 of liabilities as “held for sale” related to our OTravel subsidiary.  In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent to purchase this business. On April 25, 2007, the Company completed the sale of OTravel for $11.0 million of cash and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, the Company recorded an additional goodwill impairment of $3.8 million as of March 31, 2007 (see Financial Statements—Note 3—“Discontinued Operations”).

Please see the “Executive Commentary” below as well as the rest of Management’s Discussion and Analysis for discussion of other recent developments.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”). We also operate as part of our Website an online auction site—a marketplace for the buying and selling of goods and services — as well as an online site for listing cars for sale.

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

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. During the quarter ended March 31, 2007, no single customer accounted for more than 1% of our total revenue. Products from our direct segment and fulfillment partner segment are available to both consumers and businesses through our Wholesale bulk purchase program.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the quarter ended March 31, 2007, we fulfilled approximately 25% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day, and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions, and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 485 third parties which post approximately 26,000 non-BMMG products, as well as most of the BMMG products on our Websites.

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

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMMG) and not necessarily to our wholesale, auction, or cars tabs on our Websites.

Wholesale business

In August 2004, we merged our B2B site (www.overstockb2b.com) into our B2C site, and during 2005, we integrated this into our “Wholesale” tab, which allows consumers and businesses to purchase selected products in bulk quantities. For this tab, we have added a number of suppliers specific to various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising.  For the three months ended March 31, 2006 and 2007, our advertising expenses totaled approximately $12.5 million and $10.6 million, respectively, representing 98% and 94%, respectively, of sales and marketing expenses.

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

Commentary—Revenue and Marketing.  Our first quarter revenue declined 11% from the first quarter of 2006.  We believe that this decrease is primarily the result of a reduction in traffic to the Website due to a significant reduction in marketing expense as a percent of sales in the quarter (7.1%) compared to the previous two quarters (11.0% and 9.8%, respectively).

We believe that the keys to future revenue growth are to increase our Website conversion rate—defined as the percentage of visitors to the website who make a purchase. The areas of our business that most directly affect conversion rate are personalization of the website, customer retention, e-mail marketing, site design and layout, and product selection.  Within each of these areas, we have identified and made progress on initiatives that we believe can improve conversion, including an initiative to significantly increase the number of products within the existing stores on our Website by adding fulfillment partners that will enhance our current product offering.

Commentary—Gross Margins.  Our gross margins reached an all-time high of 16.0% in the first quarter. We significantly cleaned and reduced our inventory over the course of 2006 in an effort to refine the selection of products that we purchase directly  to categories that turn faster and have higher profitability.  We believe that we can run our direct business with significantly less inventory than we have had in the past, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we saw a significant improvement in direct and overall gross margins beginning in the first quarter of 2007. With reduced inventory levels, we have excess warehouse capacity, and therefore we have begun reducing our warehouse space, and the related costs, which will assist in our efforts to further improve our direct gross margins.

Commentary—Contribution and Contribution Margin.  Contribution is defined as gross profit dollars less sales and marketing expense. Although sales were down 11%, we were able to increase contribution dollars by $2.9 million (or 26%) to $14.0 million this year versus $11.1 million recorded during the same quarter in 2006.  This was due to the improvements we made in gross margins (up 270 basis points to 16.0%) and a $1.4 million reduction in sales and marketing dollars spent. This equates to contribution margin of 8.9% this year versus 6.2% in 2006. Our long-term goal is to achieve a 15% contribution margin.

Commentary—Technology and G&A costs.  With revenue declining, we have begun efforts to decrease our operating expenses. We have reduced our headcount from 864 at December 2006 to 698 at the end of March 2007. We terminated a long-term computer co-location facility lease in December 2006. We are in the process of significantly reducing additional facilities and warehouse lease costs and other expenses, including the reduction of space in our corporate offices. Although our combined technology and G&A costs in the first quarter were up slightly year-over-year, we expect these costs to decrease overall in 2007.

Commentary—Balance Sheet Items.  We ended the first quarter with just under $17 million of inventory, significantly lower than the $81 million of inventory we had at the end of the first quarter of 2006, and down from $20 million at the end of 2006. From this lower inventory level, we were able to turn our inventory much more efficiently in the first quarter, while maintaining more attractive, higher margin products.

We ended the quarter with $68 million in cash, and added $11 million more in April as part of the proceeds from the sale of our OTravel subsidiary (see Financial Statements - Note 4). We anticipate that we will require less capital to run our business in the near future than we required in the recent past.  However, whether we will need to raise additional capital will depend on, among other things, our revenues, gross margins, product sales mix and expenses.

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

Revenue recognition.  We derive our revenue primarily from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouses; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise supplied and shipped by fulfillment partners directly to consumers and other businesses. This also includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction services and cars listing business were not material during the three months ended March 31, 2006 and 2007, and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auctions) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.6 million and $1.3 million as of December 31, 2006 and March 31, 2007, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.1 million and $1.8 million as of December 31, 2006 and March 31, 2007, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2006, our inventory balance was $20.3 million, net of allowance for obsolescence or damaged inventory of $6.6 million.  At March 31, 2007, our inventory balance was $16.7 million, net of allowance for obsolescence or damaged inventory of $6.5 million.

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

During the three months ended March 31, 2006 and 2007, we capitalized $8.1 million and $1.3 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $559,000 and $776,000 for those respective periods.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006 and March 31, 2007, we have recorded a full valuation allowance of $74.4 million and $81.1 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2006 and March 31, 2007.

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144,  Accounting for the Impairment Long-Lived Assets, and SFAS 142,  Goodwill and Other Intangible Assets,  and determined that goodwill was subject to an impairment loss of approximately $4.5 million during year ended December 31, 2006 and $3.8 million during the three months ended March 31, 2007 (see Financial Statements—Note 4—“Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

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

Approximately $400,000 and $250,000 of compensation expense under the plan has been included in general and administrative expenses for the quarters ended March 31, 2006 and 2007, respectively. As of March 31, 2007, we have accrued $1.2 million in total compensation expense under the plan.

Recent Accounting Pronouncements.

In March 2006, the Emerging Issue Task Force reached a consensus on Issue No. 06-03 How Taxes Collected from Customers and Remitted to Government Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF No. 06-03”).  We adopted the provisions of EITF No. 06-03 beginning January 1, 2007.  The adoption of EITF No. 06-03 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

We adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48.  We are subject to audit by the IRS and various states for the prior 3 years.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended March 31, 2007.

We recognized no income tax benefit from the net loss generated in the three months ended March 31, 2006 and 2007.  Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations.  As of March 31, 2007, we have established a full valuation allowance against it deferred tax assets.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. We will adopt SFAS 157 on January 1, 2008. We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We anticipate that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three months ended March 31, 2006 and 2007.

	Three months ended March 31,
	2006	2007
	(as a percentage of total revenue)
Revenue
Direct revenue	44.8%	28.9%
Fulfillment partner revenue	55.2	71.1
Total revenue	100.0	100.0
Cost of goods sold
Direct	39.7	24.9
Fulfillment partner	47.0	59.1
Total cost of goods sold	86.7	84.0
Gross profit	13.3	16.0
Operating expenses:
Sales and marketing	7.1	7.1
Technology	7.5	9.5
General and administrative	6.7	6.8
Restructuring	—	3.8
Total operating expenses	21.3	27.2
Operating loss	(8.0)	(11.2)
Interest income, net	0.2	0.6
Interest expense	(0.7)	(0.6)
Other (expense) income, net	—	—
Loss from continuing operations	(8.5)%	(11.2)%

Comparison of Three Months Ended March 31, 2006 and 2007

Revenue

During the three months ended March 31, 2006 and 2007, total revenue decreased 11%, from $178.0 million in 2006 to $157.9 million in 2007. During the same period, direct revenue decreased 43%, from $79.7 million in 2006 to $45.7 million in 2007, while fulfillment partner revenue experienced 14% growth, from $98.3 million in 2006 to $112.2 million in 2007.  We believe that the decrease in total revenue is primarily the result of a reduction in traffic to the Website due to a significant reduction in marketing expenditures as a percent of sales in the quarter (7.1%) compared to the previous two quarters (11.0% and 9.8%, respectively).  In addition, because we have been able to significantly decrease our inventory over the past twelve months (from $81 million at the end of Q1 2006 compared to less than $17 million this year), our sales mix has shifted more to our fulfillment partner business.

We believe that the keys to future revenue growth are to increase our Website conversion rate—defined as the percentage of visitors to the website who make a purchase — and to significantly increase the number of products available on our Website by increasing the number of fulfillment partners selling product on our site.  The areas of our business that most directly affect conversion rate are personalization of the website, customer retention, e-mail marketing, and site design and layout. Within each of these areas, we have identified and made progress on initiatives that we believe can improve conversion, including outsourcing to third-party providers certain aspects of the functionality on the website, including the engine that provides product recommendations to customers visiting product pages and the gift center on our Website.  To significantly increase the product offering available for our customers, we are in the process of integrating with a third-party provider that will provide the technology to give additional fulfillment partners the ability to sell product on our site.

Gross Margin

Total Gross Margin—For the three months ended March 31, 2006 and 2007, total cost of goods sold decreased $21.7 million or 14%, from $154.3 million in 2006 to $132.6 in 2007, resulting in a 7% increase in gross profits (from $23.8 million in 2006 to $25.3 million in 2007).  As a percent of total revenue, cost of goods sold decreased from 87% to 84% for those respective periods, resulting in increased gross margins of 13.3% and 16.0% for the three months ended March 31, 2006 and 2007, respectively.

Cost of goods sold also included stock-based compensation related to the adoption of SFAS 123(R) of $96,000 and $107,000 during the three months ended March 31, 2006 and 2007, respectively.

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

Direct Gross Margins—For the three months ended March 31, 2006 and 2007, gross profits for our direct business decreased 29% from $9.0 million in 2006 to $6.4 million in 2007. However, gross margins for our direct business increased from 11.2% to 13.9% for those respective periods. The lower gross profits are the result of direct revenue being down 43% from last year, primarily due to a significant reduction in direct inventory. However, gross margins have increased at the same time, since the remaining inventory in general turns faster and has higher profitability.

Fulfillment Partner Gross Margins—For the three months ended March 31, 2006 and 2007, our fulfillment partner business generated gross profits of $14.7 million and $18.9 million, respectively, an increase of 28%. This increase in gross profit dollars is the result of the 14% increase in fulfillment partner sales combined with increased gross margins, from 15.0% to 16.8% for those respective periods. The increase in partner gross margins is the result of better product pricing and improvements in the cost of operations, including customer service.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

	Three months ended March 31,
	2006		2007
Total revenue	$178,044	100%	$157,930	100%
Cost of goods sold
Product costs and other cost of goods sold	138,065	78%	121,532	77%
Fulfillment costs	16,225	9%	11,083	7%
Total cost of goods sold	154,290	87%	132,615	84%
Gross profit	$23,754	13%	$25,315	16%

As displayed in the above table, fulfillment costs during the three months ended March 31, 2006 and 2007 were $16.2 million and $11.1 million, respectively, or 9.1% and 7.0% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.  For the three months ended March 31, 2006 and 2007, sales and marketing expenses totaled $12.7 million and $11.3 million (11% decrease), respectively. Our marketing expense is variable and is measured as a percentage of overall revenue.  Sales and marketing expenses were flat year-over-year as a percentage of sales at 7%. We direct customers to our Websites primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns.

While costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue), we consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $70,000 and $78,000 during the three months ended March 31, 2006 and 2007, respectively.

Technology expenses.  Technology expenses increased 12%, from $13.4 million for the three months ended March 31, 2006, to $15.0 million for the same period in 2007, representing 8% and 10% of total revenue for those respective periods. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $159,000 and $177,000 during the three months ended March 31, 2006 and 2007, respectively.

The year-over-year increase in technology expenses relates to increased depreciation expense. Although these costs are up from the first quarter of last year, we believe that they have now stabilized, and expect them to begin to decrease in 2008 as depreciation expense goes down.

General and administrative expenses.  General and administrative (“G&A”) expenses decreased 10%, from $11.9 million to $10.7 million during the three months ended March 31, 2006 and 2007, respectively, representing approximately 7% of total revenue for each of the respective periods. We incurred stock-based compensation within general and administrative expenses of approximately $633,000 and $711,000 for the three months ended March 31, 2006 and 2007, respectively. The decrease in G&A expenses this quarter relates to decreases in payroll-related expenses, professional fees, merchandising, legal and finance costs as we have made reductions to our corporate headcount over the past six months.

A large portion of our technology and general and administrative expenses are non-cash expenses. Total depreciation and amortization (including amortization of stock-based compensation) during the first quarter of 2007 was $8.9 million, and we estimate that total depreciation and amortization in 2007 will be approximately $35 - $40 million. This compares to similar non-cash depreciation and amortization expense of $8.8 million for the three months ended March 31, 2006.

Restructuring expenses.  During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007 (see Financial Statements—Note 3—“Restructuring Expenses”).

In the first quarter of 2007, we terminated a logistics services agreement and gave notice of our intent to sublease vacated warehouse facilities in Indiana and accrued $4.6 million of charges. We also recorded an additional $954,000 of restructuring charges related to accelerated amortization of leasehold improvements in our current corporate office facilities that we are attempting to sublease, and $487,000 of other miscellaneous restructuring charges, including costs related to the reduction of data center space and corporate headcount.

Non-operating income (expense)

Interest income, interest expense and other income (expense).  Interest income derived from the investment of our excess cash in short-term investments was $315,000 and $990,000 for the three months ended March 31, 2006 and 2007, respectively. This is due to both an increase in total cash and in interest rates in 2007 from 2006.

Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $1.3 million during the three months ended March 31, 2006 to $1.0 million during the same period in 2007.  The decrease in interest expense is due to the fact that we had $20 million of borrowings outstanding on our inventory line of credit in the first quarter of 2006, and no borrowings outstanding during the same period in 2007.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million (see Financial Statements—Note 5—”Marketable Securities”).

Discontinued operations

As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.  The loss from discontinued operations for OTravel was $779,000 and $3.6 million for the three months ended March 31, 2006 and 2007, respectively.

In addition, we have classified $15.0 million of assets and $993,000 of liabilities as “held for sale” related to the management’s decision to market and sell the OTravel subsidiary.  In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business.  On April 25, 2007, we completed the sale of OTravel for $11.0 million of cash and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million as of March 31, 2007 (see Financial Statements—Note 4—“Discontinued Operations”).

Income taxes

Income taxes.  For the three months ended March 31, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and March 31, 2007, we had net operating loss carryforwards of approximately $145.2 million and $166.7 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

Seasonality

Based upon the Company’s historical experience, increased revenues typically occur during the fourth quarter because of the Christmas retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect the Company’s results of operations in the future. The following table reflects the Company’s revenues for each of the quarters since 2004 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$157,930
2006	178,044	$159,192	$156,885	$294,029
2005	165,881	150,638	167,779	315,018
2004	82,078	87,792	103,444	221,321

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. During 2006, we received $64.4 million from two stock offerings in May and December. At March 31, 2007, our cash and cash equivalents balance was $68.1 million.

Our operating activities resulted in net cash outflows of $72.6 million and $58.2 million for the three months ended March 31, 2006 and 2007, respectively. We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at

December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances in the first quarter each year.

The primary use of cash and cash equivalents during the three months ended March 31, 2006 was to fund our operations, including net losses of $15.9 million (which includes $779,000 of loss from discontinued operations and $8.1 million of other net non-cash activity), as well as changes in prepaid expenses, accounts payables and accrued liabilities of $1.9 million, $63.6 million and $15.2 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventory, prepaid inventory and other long-term assets of $2.3 million, $11.9 million, $794,000 and $47,000, respectively. For the three months ended March 31, 2007, the primary use of cash and cash equivalents was to fund our operations, including net losses of $21.4 million (which includes $3.6 million of loss from discontinued operations, $6.1 million of non-cash restructuring costs and $9.5 million of other net non-cash activity), as well as changes in prepaid inventory, prepaid expenses, accounts payables and accrued liabilities of $360,000, $2.0 million, $38.1 million and $23.3 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventory and other long-term assets of $3.8 million, $3.6 million and $90,000, respectively.

Investing activities resulted in cash inflows of $575,000 and $3.5 million for the three months ended March 31, 2006 and 2007, respectively. The cash inflows from investing activities in 2006 primarily resulted from the sale of marketable securities of $7.3 million, offset by expenditures for property and equipment of $6.8 million. Cash inflows from investing activities in 2007 resulted from cash received from the payments totaling $3.9 million on a note receivable given in consideration for our variable interest entity, offset by expenditures for property and equipment of $447,000.

Financing activities resulted in cash inflows of $18.6 million and cash outflows of $4.1 million during the three months ended March 31, 2006 and 2007, respectively. The cash inflow of $18.6 million in 2006 was primarily the result of net cash received from net borrowings on our inventory line of credit of $20.0 million and cash received from the exercise of stock options and warrants. Cash outflow for financing activities in 2007 was primarily from capital lease payments of $5.2 million, offset by $1.2 million of proceeds from the exercise of stock options.

Certain prior-year amounts have been reclassified to conform to the current year’s financial statement presentation. In addition, we have revised our consolidated statements of cash flows for the year ended December 31, 2006 to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of March 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
	(in thousands)
Long-term debt arrangements	$77,000	$—	$—	$77,000	$—
Interest on convertible senior notes	14,438	3,609	5,775	5,054	—
Capital lease obligations	3,810	3,810	—	—	—
Operating leases	48,940	11,041	12,245	10,769	14,885
Purchase obligations	18,586	18,586	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$162,774	$37,046	$18,020	$92,823	$14,885

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
	(in thousands)
Letters of credit	$8,315	$8,315	$—	$—	$—
Redeemable common stock	—	—	—	—	—
Total commercial commitments	$8,315	$8,315	$—	$—	$—

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

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of March 31, 2007, $77.0 million of Senior Notes and unamortized debt discount of $1.6 million remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005, and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $4.2 million is payable in the next twelve months. In connection with the preparation of the new office space, we provided a letter of credit for $500,000 to provide funds for the removal of the improvements upon termination of the new sublease.

In November 2006, we made the determination to consolidate our facilities and began marketing of the office facilities lease for sub-lease. We recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to the return the leased facilities to their original condition (see Financial Statements—Note 3—“Restructuring Expense”) and incurred additional depreciation in connection with the revised useful life of certain leasehold improvements.

In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for an IT data center and co-location facility. The Co-location Agreement set forth the terms on which the lessor would incur the costs to build out the IT data center and co-location facility and we would commence to lease the space upon its completion for a term of ten years. In November 2006, we made the determination to consolidate facilities and to not occupy the IT data center and co-location facility and terminated the lease agreement effective December 28, 2006 (see Financial Statements—Note 3—“Restructuring Expense”).

In July 2004, we entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of our prepackaged products is performed by a third party within 425,000 square feet in Indiana.  The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years. In February we gave a six-month notice of termination of this agreement.  We estimate the termination costs of this agreement at approximately $1.4 million, payable in August 2007, which costs include prepayment of 6 months of fees under the agreement and payment of costs associated with improvement and equipment removal (see Financial Statements—Note 3—“Restructuring Expense”).

In December 2005, we entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana.  The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extended the term to 2011. In February 2007 we made the determination to close our Indiana warehouse operations.  As a result, our Indiana landlord has agreed to allow a sublease or assumption of the lease on the remaining 300,000 square feet.  We are currently advertising for another tenant or tenants to assume or sublease.  We have estimated the net cost over the remaining life of this lease (net of any amounts we may receive from sublease) to be $3.2 million (see Financial Statements—Note 3—“Restructuring Expense”).

We lease 610,000 square feet of warehouse facilities in Utah under operating leases which expire in August 2012.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2007. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (as amended to date, the “Amended Credit Agreement”) with Wells Fargo Bank, N.A. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Borrowings and outstanding letters of credit under the credit agreement are collateralized by cash balances held at Wells Fargo Bank, N.A. The Amended Credit Agreement expires on December 31, 2007, however, we have an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date.

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at March 31, 2007.

At March 31, 2007, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $8.3 million were issued on our behalf.

$40.0 million WFRF Agreement

On December 12, 2005, we entered into a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. We have the right to increase the aggregate maximum amount available under the facility to up to $50.0 million during the first two years of the facility. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under our $30.0 million credit facility with Wells Fargo Bank, N.A. The term of the WFRF Agreement is three years, expiring on December 12, 2008. The WFRF Agreement contains standard default provisions.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of March 31, 2007. At March 31, 2007, no amounts were outstanding under the WFRF Agreement. As of March 31, 2007, availability under the WFRF Agreement was $6.2 million.

Share Repurchase Program

During January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of our three-year share repurchase program to include the repurchase of our Convertible Senior Notes. Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million during 2005. As of December 31, 2005, we have utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for  net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million.

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

Factors that May Affect Future Results

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in Item 1A of Part II of this Form 10-Q could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

At March 31, 2007, we had $68.1 million in cash and cash equivalents. A hypothetical increase or decrease in interest rates of one hundred basis points would have an estimated impact of approximately $680,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2007, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at March 31, 2007, there were no borrowings outstanding under our lines of credit and letters of credit totaling $8.3 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes of March 31, 2007 was $57.4 million.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2007. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2003, we received a letter from Furnace Brook claiming that certain of our business practices and our website infringe a single patent owned by Furnace Brook. After diligent efforts to show that we do not infringe the patent and Furnace Brook’s continual demands that we enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, we filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that we do not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss our complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss our complaint for lack of personal jurisdiction over patent troll Furnace Brook. On December 14, 2005, we filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after we filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of our business practices and our website infringe a single patent owned by Furnace Brook. On September 9, 2005, we filed an answer denying the material allegations in Furnace Brook’s claims. On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order in a Markman Hearing which substantially adopted the Company’s interpretation of the Furnace Brook patent. We filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of us, ruling that we do not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. On January 16, 2007, we filed a brief with the Federal Circuit Court and the appeal is now pending.  Oral argument on the appeal is scheduled for May 10, 2007.

On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. On April 10, 2007, the California Court of Appeals heard oral argument on the appeal; the California Court of Appeals has not yet issued its decision. We intend to pursue this action vigorously.

On May 9, 2006 we received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. On May 17, 2006, Patrick Byrne also received a subpoena from the Securities and Exchange Commission, Salt Lake City District Office.  These subpoenas requested a broad range of documents, including, among other documents, all documents relating to our accounting policies, our targets, projections or estimates related to financial performance, our recent restatement of its financial statements, the filing of our complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of our stock, obtaining paper certificates, and stock loan or borrow of our shares. We have and Mr. Byrne has responded to these subpoenas and each continues to cooperate with the Securities and Exchange Commission on this matter.

In November 2006, we received a letter from Applied Interactive, claiming that certain of our business practices and our website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that we do not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, we filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that we do not infringe any valid claim of the Applied Interactive patents. We have reached a confidential agreement in principal with Applied Interactive to settle this matter for an immaterial amount.  The parties will dismiss the suit with prejudice once this agreement has been memorialized.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in our stock as well as dramatic declines in the share price of the our stock.  The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. We are seeking damages of $3.48 billion. The case is in its initial stages. We intend to vigorously prosecute this action.

On March 29, 2007, we, along with 63 other defendants, were sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC.  The suit alleges that we, and the other 63 defendants, infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems.   On April 30, 2007, we filed an answer denying Orion’s allegations and a counterclaim asserting that Orion’s patent is invalid.  The case is in its initial stages. As we have consistently done with similar suits filed by patent trolls, we intend to vigorously defend this action.

ITEM 1A.   RISK FACTORS

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A — Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net loss of $21.4 million for the three months ended March 31, 2007. As of December 31, 2006 and March 31, 2007, our accumulated deficit was $198.7 million and $220.1 million, respectively. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At March 31, 2007, we had fulfillment partner relationships with approximately 485 third parties whose products we offer for sale on our Websites. These products accounted for approximately 72% of the non-BMMG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Websites and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Websites. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings, and in some cases we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful.

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

In order to obtain future revenue growth and achieve and sustain profitability we will have to attract and retain customers on cost-effective terms.

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, directories and other Websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Websites. We rely on these relationships as significant sources of traffic to our Websites and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

The promissory notes we hold in connection with the sale of our travel business are risky.

As part of the sale of our travel business, we now hold senior and junior promissory notes issued by the purchaser.  Both of these notes have a stated amount of $3,000,000.  The security on the senior note is the stock of the travel company we sold.  There is no security on the junior note, which note also may be subordinated to all other debt of the travel company, and, according to the junior note terms, is not in default so long as the senior debt is outstanding.  In the event of default on one or both of these notes, it is possible that stock held as security on the note will have lost some or all of its value.  If the purchaser defaults on one or the other of these notes, and the company is unable collect or realize comparable value by foreclosing on the stock held as security, it could adversely affect our business.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of March 31, 2007, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-Q and in any reports we file with the SEC after we file this Form 10-Q, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-Q could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

On February 13, 2007 we gave notice of termination of a logistics services agreement with Ozburn-Hessey Logistics (“OHL”) covering our Indiana warehouse operations, which provided for usage of an additional 425,000 square feet in the same facility and other logistical services.  We utilize the services of OHL to provide us with additional warehouse space and logistics services, but have determined that we do not need all of the space and services we had originally believed we would need. We estimate the termination costs of this agreement at approximately $1.4 million, payable when the agreement terminates in August 2007, which costs include prepayment of 6 months of fees under the agreement and payment of costs associated with improvement and equipment removal.

ITEM 6.   EXHIBITS

(a)	Exhibits

	10.1	Letter dated February 13, 2007
	31	Rule 13a-15(d)/15d-15(d) Certifications
	32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Senior Vice President, Finance

Dated: May 9, 2007