Form 10-Q
period 2007-06-30
OVERSTOCK.COM, INC
filed 2007-08-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

There were 23,715,197 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 6, 2007.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$126,965	$75,044
Marketable securities	—	17,982
Total cash and marketable securities	126,965	93,026
Accounts receivable, net	11,638	7,942
Note receivable	6,702	2,008
Inventories, net	20,274	15,425
Prepaid inventory	2,241	2,124
Prepaid expense	7,473	8,735
Current assets of held for sale subsidiary	4,718	—
Total current assets	180,011	129,260
Property and equipment, net	56,198	40,209
Goodwill	2,784	2,784
Other long-term assets, net	578	302
Note receivable (Note 4)	—	3,909
Long-term assets of held for sale subsidiary	16,594	—
Total assets	$256,165	$176,464
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,039	$33,544
Accrued liabilities	40,142	28,615
Capital lease obligations, current	5,074	3,806
Current liabilities of held for sale subsidiary	3,684	—
Total current liabilities	114,939	65,965
Capital lease obligations, non-current	3,983	—
Other long-term liabilities	—	3,227
Convertible senior notes	75,279	75,451
Total liabilities	194,201	144,643
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and June 30, 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 and 25,322 shares issued as of December 31, 2006 and June 30, 2007, respectively	2	2
Additional paid-in capital	325,771	329,357
Accumulated deficit	(198,694)	(233,845)
Treasury stock, 1,654 and 1,614 shares at cost as of December 31, 2006 and June 30, 2007, respectively	(64,983)	(63,583)
Accumulated other comprehensive loss	(132)	(110)
Total stockholders’ equity	61,964	31,821
Total liabilities and stockholders’ equity	$256,165	$176,464

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Revenue
Direct	$68,770	$43,578	$148,480	$89,279
Fulfillment partner	90,422	105,389	188,756	217,618

Total revenue	159,192	148,967	337,236	306,897

Cost of goods sold:
Direct (1)	61,473	36,321	132,176	75,641
Fulfillment partner	75,411	86,343	158,998	179,638

Total cost of goods sold	136,884	122,664	291,174	255,279

Gross profit	22,308	26,303	46,062	51,618

Operating expenses:
Sales and marketing (1)	11,911	7,962	24,570	19,246
Technology (1)	14,897	15,237	28,321	30,210
General and administrative (1)	11,050	10,429	22,900	21,118
Restructuring	—	6,194	—	12,283

Total operating expenses	37,858	39,822	75,791	82,857

Operating loss	(15,550)	(13,519)	(29,729)	(31,239)

Interest income	2,215	1,078	2,530	2,068
Interest expense	(1,275)	(1,027)	(2,542)	(2,056)
Other income, net	(1)	—	(1)	—

Loss from continuing operations	(14,611)	(13,468)	(29,742)	(31,227)
Loss from discontinued operations	(1,128)	(300)	(1,907)	(3,924)

Net loss	(15,739)	(13,768)	(31,649)	(35,151)
Deemed dividend related to redeemable common stock	(33)	—	(66)	—

Net loss attributable to common shares	$(15,772)	$(13,768)	$(31,715)	$(35,151)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.72)	$(0.57)	$(1.50)	$(1.32)
Loss from discontinued operations	$(0.06)	$(0.01)	$(0.10)	$(0.17)
Net loss per common share – basic and diluted	$(0.78)	$(0.58)	$(1.60)	$(1.49)
Weighted average common shares outstanding — basic and diluted	20,159	23,689	19,774	23,642

(1) Includes stock-based compensation from options as follows:
Cost of goods sold — direct	$109	$114	$205	$221
Sales and marketing	$79	$85	$149	$163
Technology	$181	$188	$340	$365
General and administrative	$719	$750	$1,352	$1,461

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Loss	Total
Balance at December 31, 2006	25,069	$2	$325,771	$(198,694)	(1,654)	$(64,983)	$(132)	$61,964
Exercise of stock options	253	—	1,921	—	—	—	—	1,921
Treasury stock issued to employees as compensation	—	—	(685)	—	40	1,400	—	715
Stock-based compensation from employee options	—	—	2,210	—	—	—	—	2,210
Stock-based compensation to consultants in exchange for services	—	—	140	—	—	—	—	140
Comprehensive loss:
Net loss	—	—	—	(35,151)	—	—	—	(35,151)
Net unrealized gain on marketable securities	—	—	—	—	—	—	1	1
Cumulative translation adjustment	—	—	—	—	—	—	21	21
Total comprehensive loss								(35,129)
Balance at June 30, 2007	25,322	$2	$329,357	$(233,845)	(1,614)	$(63,583)	$(110)	$31,821

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2006	2007	2006	2007	2006	2007

Cash flows from operating activities of continuing operations:
Net loss	$(15,739)	$(13,768)	$(31,649)	$(35,151)	$(50,334)	$(105,268)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	1,128	300	1,907	3,924	4,478	8,898
Depreciation and amortization	6,876	7,974	13,026	15,745	22,572	35,046
Realized (gain) loss from marketable securities	(1,868)	—	(2,085)	—	1,292	—
Realized loss on disposition of property and equipment	1	1	599	1	2,056	1
Stock-based compensation	1,088	1,137	2,046	2,210	2,045	4,284
Stock-based compensation to consultants for services	(9)	135	34	140	60	129
Treasury stock issued to employees as compensation	105	113	612	715	744	890
Amortization of debt discount and deferred financing fees	139	86	278	172	475	311
Restructuring	—	6,194	—	12,283	—	17,957
Gain from retirement of convertible senior notes	—	—	—	—	(1,988)	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(977)	(431)	1,339	3,396	(2,970)	5
Inventories, net	6,529	1,237	18,447	4,849	(13,275)	53,411
Prepaid inventory	5,592	477	6,386	117	7,163	1,119
Prepaid expenses and other assets	723	700	(1,171)	(1,262)	(1,557)	913
Other long-term assets, net	(29)	176	18	266	(2,122)	744
Accounts payable	(1,603)	5,467	(65,224)	(32,592)	(5,440)	(2,568)
Accrued liabilities	(8,384)	5,141	(23,569)	(18,114)	(2,995)	(6,460)

Net cash provided by (used in) operating activities of continuing operations	(6,428)	14,939	(79,006)	(43,301)	(39,796)	9,412

Cash flows from investing activities of continuing operations:
Change in restricted cash	55	—	253	—	833	—
Purchases marketable securities	—	(21,381)	—	(21,381)	(23,552)	(21,381)
Sales of marketable securities	49,475	3,400	56,756	3,400	110,833	3,400
Expenditures for property and equipment	(5,102)	(1,439)	(11,906)	(1,916)	(32,272)	(13,450)
Acquisition of Ski West	—	—	—	—	(25,111)	—
Proceeds from the sale of discontinued operations, net of cash transferred	—	9,892	—	9,892	—	9,892
Decrease in cash resulting from deconsolidation of variable interest entity	—	—	—	—	—	(102)
Payments received on note receivable	—	753	—	4,694	—	4,694
Expenditures for other long-term assets	—	—	(100)	—	(100)	—

Net cash provided by (used in) investing activities of continuing operations	44,428	(8,775)	45,003	(5,311)	30,631	(16,947)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(326)	(4)	(2,754)	(5,251)	(6,788)	(5,454)
Drawdown on line of credit	42,530	—	73,258	1,169	85,126	14,592
Payments on line of credit	(62,530)	—	(73,258)	(1,169)	(85,126)	(14,592)
Payments to retire convertible senior notes	—	—	—	—	(7,735)	—
Proceeds from the issuance of common stock, net of issuance costs	25,000	—	25,000	—	25,000	39,406
Settlement of call options for cash	—	—	—	—	7,937	—
Exercise of stock options and warrants	434	768	1,461	1,921	4,868	2,994

Net provided by (used in) financing activities of continuing operations	5,108	764	23,707	(3,330)	23,282	36,946

Effect of exchange rate changes on cash	(44)	36	(29)	21	83	84
Cash provided by (used in) operating activities discontinued operations	246	(614)	70	(204)	25	1,307
Cash used in investing activities of discontinued operations	(263)	—	(304)	(53)	(402)	(315)

Net increase (decrease) in cash and cash equivalents	43,047	6,350	(10,559)	(52,178)	13,823	30,487
Change in cash and cash equivalents from discontinued operations	17	614	234	257	377	(993)
Cash and cash equivalents, beginning of period	2,486	68,080	55,875	126,965	31,350	45,550

Cash and cash equivalents, end of period	$45,550	$75,044	$45,550	$75,044	$45,550	$75,044
Supplemental disclosure of cash flow information:
Interest paid	1,531	1,585	1,809	2,236	4,424	1,661
Supplemental disclosures of non-cash flow information:
Deemed dividend on redeemable common shares	33	—	66	—	158	33
Lapse of rescission rights	319	—	873	—	1,019	2,431
Equipment and software acquired under capital leases	—	—	2,274	—	4,632	—

Fair value of assets acquired, net of cash acquired	—	—	—	—	26,447	—
Fair value of liabilities assumed	—	—	—	—	(1,336)	—

Cash paid to purchase business	$—	$—	$—	$—	$25,111	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company’s OTravel subsidiary through April 25, 2007 (Note 4).  The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Internal-Use Software and Website Development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting the business of the Company. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three months ended June 30, 2006 and 2007, the Company capitalized $3.9 million and $226,000, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $741,000 and $766,000 for those respective periods.  For the six months ended June 30, 2006 and 2007, the Company capitalized $12.0 million and $1.5 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $1.3 million and $1.5 million for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7 Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) during the period customers are acquired or 2) based on the number of clicks generated during a given period over the term of the contract. Advertising expense included in sales and marketing expenses totaled $11.5 million and $7.1 million during the three months ended June 30, 2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, advertising expenses totaled $24.0 million and $17.7 million, respectively.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there is no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for the prior 3 years.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended June 30, 2007.

The Company recognized no income tax benefit from the net loss generated in the three or six months ended June 30, 2006 and 2007.  Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  The Company’s ability to realize the benefit of its deferred tax asset will depend on the generation of future taxable income through profitable operations.  As of June 30, 2007, the Company has established a full valuation allowance against its deferred tax assets.

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

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company anticipates that the adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, the Company has revised its consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2006 to present the loss from discontinued operations and the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.  The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3.   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007.

During the fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $5.5 million, less the elimination of straight-line rent liability of $913,000, related to costs to terminate a co-location data center lease.  Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in the Company’s current office facilities that it is attempting to sublease and $450,000 of costs incurred to return these office facilities to their original condition as required by the Company’s lease agreement.

During the six months ended June 30, 2007, the Company accrued $8.0 million of restructuring charges related to the termination of a logistics services agreement, termination and settlement of a lease related to its vacated warehouse facilities in Indiana and abandonment and marketing for sub-lease office and data center space in the current corporate office facilities.  During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease in its entirety effective August 15, 2007 for $1.9 million, resulting in a reversal of restructuring expense of approximately $1.0 million.

The Company also recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance.

Restructuring liabilities along with charges to expense, cash payments or accelerated amortization of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2006	Charges to expense	Cash payment or accelerated amortization	Balance 6/30/2007
Lease and contract termination costs	$5,499	$7,950	$(5,321)	$8,128
Asset retirement obligation	450	—	(450)	—
Accelerated amortization of leasehold improvements	—	2,359	(2,359)	—
Other restructuring expenses	—	1,974	(724)	1,250
Total	$5,949	$12,283	$(8,854)	$9,378

4.   SALE OF DISCONTINUED OPERATIONS

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses).

Ski West is an on-line travel company whose proprietary technology provides easy consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings are primarily in popular ski areas in the U.S. and Canada, with more recent expansion into the Caribbean and Mexico, as well as cruises. Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc (“OTravel”).

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS 144, which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company has classified the OTravel assets and liabilities as “held for sale” as it has met these criteria as of December 31, 2006, which include: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and unlikelihood  that significant changes will be made to the plan to the sell the assets. The travel business is not part of the Company’s core business operations and is no longer part of its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

The Company also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144.  The results of operations for this subsidiary have been classified as discontinued operations in all periods presented.  In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase this business.  During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms.  Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

On April 25, 2007, the Company completed the sale of OTravel.com to Castles Travel, Inc., an affiliate of Kinderhook Industries, LLC, and Castles Media Company LLC, for $17.0 million.  The Company received cash proceeds, net of cash transferred, of $9.9 million and two $3.0 million promissory notes.  The $3.0 million senior note matures three years from the closing date and bears interest, payable quarterly, of 4.0%, 10.0% and 14.0% per year in the first, second and third years, respectively.  The $3.0 million junior note matures five years from the closing date and bears interest of 8.0% per year, compounded annually, and is payable in full at maturity.

The following table is a summary of the Company’s discontinued operations for the six months ended June 30, 2006 and 2007 (in thousands):

	Six months ended June 30,
	2006	2007
Sales	$2,938	$2,226
Cost of sales	(844)	(650)
Gross profit	2,094	1,576
Sales and marketing	(777)	(447)
Technology	(273)	(60)
General and administrative	(2,951)	(1,152)
Goodwill impairment	—	(3,841)
Loss from discontinued operations	$(1,907)	$(3,924)

The held for sale assets and liabilities consisted of the following (in thousands):

December 31,
2006
Assets of held for sale subsidiary:
Cash	$1,365
Accounts receivable	3,267
Property and equipment, net	1,215
Goodwill and intangible assets, net	15,379
Other	86
Total assets of discontinued operations	$21,312
Liabilities of held for sale subsidiary:
Current liabilities:
Accounts payable	$2,947
Accrued liabilities	737
Total liabilities of discontinued operations	$3,684

5. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by a financial institution at June 30, 2007 as follows:

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Corporate debt securities	$17,981	$1	$—	$17,982

All marketable securities mature in 2007 and are classified as available-for-sale securities.  Available-for-sale securities are classified as current as they are deemed available for use.  There were no marketable securities at December 31, 2006.

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

On April 26, 2006, the Company sold the Foreign Notes for $49.5 million resulting in a gain of $1.9 million, which the Company recognized in the second quarter of 2006 as a component of interest income. The Company had previously recorded $2.4 million of accumulated unrealized losses as a component of interest income over the period the Foreign Notes had been held.

6.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Net loss	$(15,739)	$(13,768)	$(31,649)	$(35,151)
Net unrealized gain on marketable securities	—	1	—	1
Unrealized gain on Foreign Notes	255	—	740	—
Reclassification adjustment for gains included in net loss	(1,868)	—	(1,868)	—
Foreign currency translation adjustment	(44)	36	(29)	21

Comprehensive loss	$(17,396)	$(13,731)	$(32,806)	$(35,129)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Loss from continuing operations	$(14,611)	$(13,468)	$(29,742)	$(31,227)
Deemed dividend related to redeemable common stock	(33)	—	(66)	—
Loss from continuing operations attributable to common shares	(14,644)	(13,468)	(29,808)	(31,227)
Loss from discontinued operations	(1,128)	(300)	(1,907)	(3,924)

Net loss attributable to common shares	$(15,772)	$(13,768)	$(31,715)	$(35,151)

Weighted average common shares outstanding—basic	20,159	23,689	19,774	23,642
Effective of dilutive securities:
Stock options	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	20,159	23,689	19,774	23,642
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.72)	$(0.57)	$(1.50)	$(1.32)
Loss from discontinued operations	$(0.06)	$(0.01)	$(0.10)	$(0.17)
Net loss per common share—basic and diluted	$(0.78)	$(0.58)	$(1.60)	$(1.49)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of stock options outstanding at June 30, 2006 and 2007 was 1,225,000 and 1,290,000, respectively.  As of June 30, 2007, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

8.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and six months ended June 30, 2006 or 2007. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2006 and 2007 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2006
Revenue	$68,770	$90,422	$159,192	$148,480	$188,756	$337,236
Cost of goods sold	61,473	75,411	136,884	132,176	158,998	291,174

Gross profit	$7,297	$15,011	22,308	$16,304	$29,758	46,062
Operating expenses			(37,858)			(75,791)
Other income (expense), net			939			(13)

Loss from continuing operations			$(14,611)			$(29,742)

2007
Revenue	$43,578	$105,389	$148,967	$89,279	$217,618	$306,897
Cost of goods sold	36,321	86,343	122,664	75,641	179,638	255,279

Gross profit	$7,257	$19,046	26,303	$13,638	$37,980	51,618
Operating expenses			(39,822)			(82,857)
Other income (expense), net			51			12

Loss from continuing operations			$(13,468)			$(31,227)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs, inbound and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented here.

For the three and six months ended June 30, 2006 and 2007, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2006 and June 30, 2007, all of the Company’s fixed assets were located in the United States of America.

9.   PERFORMANCE SHARE PLAN

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant, but at the Company’s sole option the Company may make a payment of estimated amounts payable to a plan participant after two years.  An amendment to the Performance Share Plan to allow the Company to make payments in the form of common stock was approved by the shareholders on May 15, 2007.

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan are payable in cash or shares of common stock, at the Company’s election. During interim and annual periods prior to the completion of the three-year measurement period, the Company records compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If the

Company were to use different assumptions, the estimated compensation charges could be significantly different.

Approximately $500,000 and $400,000 of compensation expense under the plan was recorded in general and administrative expenses for the quarters ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, compensation expense under the plan totaled $900,000 and $650,000, respectively.  As of June 30, 2007, the Company has accrued $1.5 million in total compensation expense under the plan.

10.   BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, N.A. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007; however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at June 30, 2007.

Borrowings and outstanding letters of credit under the Amended Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.

At June 30, 2007, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $7.3 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of June 30, 2007.  At June 30, 2007, no amounts were outstanding under the WFRF Agreement.  As of June 30, 2007, availability under the WFRF Agreement was $4.4 million.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.

Software and equipment relating to the capital leases totaled $17.7 million and $19.8 million at December 31, 2006 and June 30, 2007, respectively, with accumulated amortization of $12.4 million and $15.8 million at those respective dates.

Depreciation of assets recorded under capital leases was $1.8 million and $1.6 million for the three months ended June 30,

2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, depreciation of assets recorded under capital leases was $3.6 million and $3.3 million, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending June 30,
2008	$4,096
Less: amount representing interest	(290)
Present value of capital lease obligations	3,806
Less: current portion	(3,806)
Capital lease obligations, non-current	$—

11.   3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $86,000 during the three months ended June 30, 2006 and 2007. For the six months ended June 30, 2006 and 2007, amortization of discount and debt issuance costs totaled $172,000 for both periods.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at June 30, 2007.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized gains of $4.2 million and $2.0 million, net of the associated unamortized discount of $1.2 million during the quarters ended June 30, 2005 and December 31, 2005, respectively. As of June 30, 2007, $77.0 million of the Senior Notes remained outstanding.

12.   COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

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

The Company and Old Mill Corporate Center III, LLC (the “Lessor”) entered into a Tenant Improvement Agreement (the “OMIII Agreement”) relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which the Company paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required the Company to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

During the fourth quarter 2006, the Company commenced implementation of a facilities consolidation and restructuring program. The Company recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to return the leased facilities to their original condition under the Tenant Improvement Agreement and incurred additional amortization expense in connection with the revised useful life of certain leasehold improvements.  In the second quarter of 2007, the Company abandoned and began marketing for sub-lease office and data center space in the current corporate office facilities and recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance (see Note 3).

Logistics and warehouse space

In July 2004, the Company entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of some of the Company’s prepackaged products is performed by a third party.  The Logistics Agreement and subsequent amendment set forth terms on which the Company paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

In December 2005, the Company entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana.  The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement.  During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease in its entirety effective August 15, 2007 for $1.9 million (see Note 3).

The Company leases 610,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

Co-location data center

In July 2005, the Company entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006 however, the Company made the determination to consolidate its facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 28, 2006 (see Note 3).

In December 2006, the Company entered into a Co-location Data Center Agreement (the “OM I Co-location Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT co-location data center to allow the Company to consolidate other IT data center facilities at the Old Mill Corporate Center II and at the Company’s current corporate offices facilities.

Operating leases

In June 2005 and 2006, the Company entered into non-cancelable operating leases for certain computer equipment expiring in April 2008 and June 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Twelve months Ending June 30,
2008	$9,154
2009	6,234
2010	6,273
2011	5,726
2012	5,881
Thereafter	13,530
$46,798

Rental expense for operating leases totaled $1.7 million and $2.1 million for the three months ended June 30, 2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, rental expense totaled $3.0 million and $3.7 million, respectively.

Redeemable Common Stock

The estimated amount of redeemable common stock is based solely on the statutes of limitations of the various states in which stockholders may have had rescission rights and may not reflect the actual results. The stock is not redeemable by its terms. The Company does not have any unconditional purchase obligations, other long-term obligations, guarantees, standby repurchase obligations or other commercial commitments. These rescission rights fully expired prior to the end of the third quarter of 2006, leaving no outstanding redeemable common stock as of September 30, 2006.

Legal Proceedings

From time to time, the Company receives claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company’s business. Such litigation could be costly and time consuming and could divert our management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business and the sale of products on the Company’s website. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements.

In December 2003, the Company received a letter from Furnace Brook claiming that certain of the Company’s business practices and its website infringe a single patent owned by Furnace Brook. After diligent efforts to show that the Company does not infringe the patent and Furnace Brook’s continual demands that the Company enter into licensing arrangements with respect to the asserted patent, on August 12, 2005, the Company filed a complaint in the United States District Court of Utah, Central Division, seeking declaratory judgment that it does not infringe any valid claim of the Furnace Brook patent. Furnace Brook filed a motion to dismiss that complaint for lack of personal jurisdiction over Furnace Brook in Utah. On October 31, 2005, the United States District Court of Utah, Central Division, issued a decision to dismiss the Company’s complaint for lack of personal jurisdiction over patent troll Furnace Brook. On December 14, 2005, the Company filed an appeal of the Utah decision with the United States Court of Appeals for the Federal Circuit. On August 18, 2006, the United States Court of Appeals for the Federal Circuit denied the Company’s appeal. On August 18, 2005, shortly after the Company filed the complaint in Utah, Furnace Brook filed a complaint in the United States District Court for the Southern District of New York, alleging that certain of the Company’s business practices and its website infringe a single patent owned by Furnace Brook. On September 9, 2005, the Company filed an answer denying the material allegations in Furnace Brook’s claims. On September 27, 2006, the United States District Court for the Southern District of New York issued a memorandum and order in a Markman Hearing which substantially adopted the Company’s interpretation of the Furnace Brook patent.  The Company filed motions for summary judgment relating to the litigation and on October 6, 2006, the United States District Court for the Southern District of New York heard oral argument on those motions and on October 30, 2006, the United States District Court for the Southern District of New York granted summary judgment in favor of the Company, ruling that the Company does not infringe the Furnace Brook patent as a matter of law. On November 9, 2006, Furnace Brook filed a notice of appeal to the United States Court of Appeals for the Federal Circuit and on January 16, 2007, the Company filed a responsive brief with the Federal Circuit Court. On May 23, 2007 the Court upheld the summary judgment ruling of the lower court in favor of the Company.  On May 31, 2007, Furnace Brook filed a Petition for a Rehearing, which the Company answered, and on July 5, 2007, the Court denied Furnace Brook’s Petition for Rehearing.

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On April 10, 2007, the California Court of Appeals heard oral argument on the appeal.  On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor.  Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007.  Defendants have filed Petitions for Review before the California Supreme Court and the Company filed its response to those petitions on July 30, 2007.  The Company intends to continue to pursue this action vigorously.

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

In November 2006, the Company received a letter from Applied Interactive, claiming that certain of the Company’s business practices and its website infringe two patents owned by Applied Interactive and offering to enter into a licensing agreement. After determining that it does not infringe the patents and rejecting the offered licensing agreement, on February 2, 2007, the Company filed a complaint in the United States District Court, Southern District of New York, seeking declaratory judgment that it did not infringe any valid claim of the Applied Interactive patents. The Company and Applied Interactive have reached a confidential agreement in principal to settle this matter for an immaterial amount, and the action was dismissed on May 29, 2007.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock.  The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. On April 6, 2007 defendants filed a demurrer and motion to strike the Company’s complaint.  The Company has opposed the demurrer and motion to strike.  On July 17, 2007 the court substantially denied defendants’ demurrer and motion to strike. The Company intends to vigorously prosecute this action.

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

14.   STOCK OFFERINGS

During 2006, the Company closed two offerings under an existing “shelf” registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.  The Company has had no offerings in 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our beliefs and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our beliefs regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; and our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates.

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

Recent Developments

During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007.

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

During the six months ended June 30, 2007, we accrued $8.0 million of restructuring charges related to the termination of a logistics services agreement, an agreement to terminate a lease related to vacated warehouse facilities in Indiana and abandonment and marketing for sub-lease office and data center space in our current corporate office facilities.  We also recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance (see Financial Statements—Note 3—“Restructuring Expense”).

As of December 31, 2006, we classified $21.3 million of assets and $3.7 of liabilities as “held for sale” related to our OTravel subsidiary.  In conjunction with the sale of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144,  Accounting for the Impairment of Long-Lived Assets  and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent to sell this business.

On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million as of March 31, 2007 (see Financial Statements—Note 4—“Sale of Discontinued Operations”).

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

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 43,000 products under multiple stores under the shopping tab on our main Website, and offer almost 745,000 media products in the Entertainment store on our Website.

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

Our Business

Overstock utilizes the Internet to create a more efficient market for liquidation merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. Products from our direct segment and fulfillment partner segments are also available in bulk to both consumers and businesses through the Wholesale product category on our Website.  During the six months ended June 30, 2007, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah or our outsourced warehouses located in Plainfield, Indiana. During the six months ended June 30, 2007, we fulfilled approximately 27% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we assume the risk of loss on the returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 550 third parties which post approximately 39,000 non-BMMG products, as well as most of the BMMG products on our Website.

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

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping sites (Shopping and BMMG) and not necessarily to our wholesale, auction, or cars tabs on our Website.

Wholesale business

Our Wholesale store allows consumers and businesses to purchase selected products in bulk quantities. For this store, we sell products from similar product categories as our shopping tab, as well as products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies.

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

Car listing business

We operate an online site for listing cars for sale as a part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from our car listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising.  Our advertising expenses totaled approximately $11.5 million and $7.1 million for the three months ended June 30, 2006 and 2007, respectively, representing 94% and 89% of sales and marketing expenses for those respective periods.  For the six months ended June 30, 2006 and 2007, our advertising expense totaled approximately $24.0 million and $17.7 million, respectively, representing 95% and 92% of sales and marketing expenses for those respective periods.

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

Executive Commentary

Commentary—Revenue and Marketing.  Our second quarter revenue declined 6% from the second quarter of 2006, an improvement from the 11% year-over-year sales decline in the first quarter, leaving sales down 9% over the first six months of 2007.  We believe that the 9% decrease in total revenue is primarily the result of a reduction in traffic to the Website due to a significant reduction in marketing expenditures both in dollars (down 22% to $19.2 million from $24.6 million in 2006) and as a percent of sales (6.3% versus 7.3% in 2006).

In an effort to improve revenue growth, we are in the process of increasing the number of products available on our Website (particularly in areas where we believe our product selection needs enhancing) by increasing the number of fulfillment partners selling product on our site. To do this, we have integrated a third-party technology that enhances our ability to add new fulfillment partners. In addition, we are in the process of integrating directly with a large fulfillment partner whose products would expand our product selection.

Commentary—Gross Margins.  Although sales were down 6% in the second quarter, gross profit dollars were up 18% to $26.3 million. Gross margins expanded to an all-time high of 17.7%, up 370 basis points over last year and 170 basis points sequentially. The gains in gross margins are primarily due to significant improvement in our direct margins, which are up 610 basis points year-over-year to 16.7%. We significantly reduced our inventory over the course of 2006 in an effort to refine the selection of products that we purchase directly to categories that turn faster and have higher profitability.  We believe that we can run our direct business with significantly less inventory than we have had in the past, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we saw a significant improvement in direct and overall gross margins beginning in the first quarter of 2007. With reduced inventory levels, we have excess warehouse capacity, and therefore we have begun reducing our warehouse space and the related costs, which we expect will assist in our efforts to further improve our direct gross margins.  We also had a 150 basis point improvement in our fulfillment partner margins in the quarter to 18.1%.

Commentary—Contribution and Contribution Margin.  Contribution is defined as gross profit dollars less sales and marketing expense. Although sales were down 6%, we were able to increase contribution dollars by $7.9 million (or 76%) to $18.3 million this year versus $10.4 million recorded during the same quarter in 2006.  This was due to the improvements we made in gross margins (up 370 basis points to 17.7%) and a $3.9 million reduction in sales and marketing dollars spent. This equates to contribution margin of 12.3% this year versus 6.5% in 2006. The following table represents our calculation of contribution (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Total revenue	$159,192	$148,967	$337,236	$306,897
Cost of goods sold	136,884	122,664	291,194	255,279

Gross profit	22,308	26,303	46,042	51,618
Less: Sales and marketing expense	11,911	7,962	24,570	19,246

Contribution	$10,397	$18,341	$21,472	$32,372
Contribution margin	6.5%	12.3%	6.4%	10.5%

Commentary—Technology and G&A costs.  We terminated a long-term computer co-location facility lease in December 2006 and we have reduced corporate headcount during the year. We are in the process of significantly reducing additional facilities costs and other expenses, including the reduction of space in our corporate offices. Although our combined technology and G&A costs in the first six months of 2007 were flat year-over-year, we expect these costs to decrease overall in 2007.

Commentary—Operating loss.  Our operating loss for the second quarter was $13.5 million, down from $15.6 million in 2006. Over the first six months of the year, our operating loss was $31.2 million, up from $29.7 million over the same period last year. However, the 2007 operating loss includes $12.3 million of restructuring costs ($6.1 million in Q1 and $6.2 million in Q2). Before restructuring costs, the operating loss was $19.0 million over the first half of this year, a $10.7 million year-over-year improvement. Restructuring costs primarily represent our efforts to reduce our overall expense structure through the consolidation of our corporate office, data centers and warehouse facilities. Therefore, we believe that discussing our operating loss before restructuring costs (a non-GAAP measure) provides useful information to us and investors because it is a representation of the expense structure of the company if we had not originally incurred these costs. We use this measure to monitor our progress in reducing our overall expense structure, including the comparison of operating results in the current year to similar periods in the previous year. See the following table for operating loss before restructuring costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Operating loss	$(15,550)	$(13,519)	$(29,729)	$(31,239)
Add back: restructuring	—	6,194	—	12,283

Operating loss before restructuring	$(15,550)	$(7,325)	$(29,729)	$(18,956)

Commentary—EBITDA (non-GAAP).  EBITDA for the second quarter of 2007 was $(4.2 million), an improvement from $(7.5 million) in Q2 2006.  For the first six months of the year, EBITDA was $(12.4 million), $1.6 million better than the $(14.0 million) in the previous year. We believe that discussing EBITDA at this stage of our business is useful to us and investors, because our current capital expenditures are significantly lower than our depreciation levels. During 2005 and 2006, we made significant investments in our systems and overall infrastructure, and as a result will have approximately $30 million of related depreciation expense in 2007.  However, we expect to spend less than $5 million in new capital expenditures during 2007, and therefore we use EBITDA as a reasonable measure of actual cash used or cash generated by the operations of the business.

Although EBITDA was negative $4.2 million in the second quarter, EBITDA excluding restructuring costs (“adjusted EBITDA”, a non-GAAP measure) was a positive $2.0 million in the second quarter, and $(146,000) year-to-date. We believe that discussing adjusted EBITDA also provides useful information to us and investors, as we use this measure as a representation of cash used or cash generated from the operations of the business if we had not originally incurred these costs.  For further details on EBITDA and adjusted EBITDA, see the reconciliation of these non-GAAP measures to GAAP operating loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Operating loss	$(15,550)	$(13,519)	$(29,742)	$(31,239)
Add:Depreciation and amortization	6,876	7,974	13,026	15,745
Stock-based compensation expense	1,088	1,137	2,046	2,210
Stock-based compensation to consultants for service	(9)	135	34	140
Treasury stock issued to employees as compensation	105	113	612	715
EBITDA	(7,490)	(4,160)	(14,024)	(12,429)
Add: Restructuring	—	6,194	—	12,283
Adjusted EBITDA	$(7,490)	$2,034	$(14,024)	$(146)

Commentary—Balance Sheet Items.  We ended the second quarter with just over $15 million of inventory, significantly lower than the $75 million of inventory we had at the end of the second quarter of 2006, and down from $20 million at the end of 2006. From this lower inventory level, we were able to turn our inventory much more efficiently in the second quarter, while maintaining more attractive, higher margin products.

We ended the quarter with $93 million in cash, cash equivalents and marketable securities, up $25 million from the end of the first quarter. This was the result of $10 million received as part of the proceeds from the sale of our OTravel subsidiary (see Financial Statements - Note 4) combined with $15 million of positive operating cash flow in the quarter. We anticipate that we will require less capital to run our business in the near future than we required in the recent past.  However, whether we will need to raise additional capital will depend on, among other things, our revenues, gross margins, product sales mix and expenses.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as follows:

•             revenue recognition;

•             estimating valuation allowances and accrued liabilities (specifically, the reserve for returns, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory);

•             internal use software;

•             accounting for income taxes;

•             valuation of long-lived and intangible assets and goodwill; and

•             stock based compensation and performance share plan.

Revenue recognition.  We derive our revenue primarily from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouses; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise supplied and shipped by fulfillment partners directly to consumers and other businesses. Fulfillment partner revenue also includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction services and cars listing business were not material during the three and six months ended June 30, 2006 and 2007, and therefore are included in fulfillment partner revenue.

We record revenue from the majority of these sales transactions involving our fulfillment partners (excluding auctions) on a gross basis. Similar to our direct revenue segment, fulfillment partner products are available to both consumers and businesses.

For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped or the service provided and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We generally require payment by credit card at the point of sale. Amounts received prior to when we ship the goods or provide the services to customers are recorded as deferred revenue. In addition, amounts received in advance for gift cards, Club O memberships and marketing royalties related to our co-branded credit card program are recorded as deferred revenue and recognized in the period earned.

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.6 million and $2.3 million as of December 31, 2006 and June 30, 2007, respectively.

From time to time, we may grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.1 million and $2.0 million as of December 31, 2006 and June 30, 2007, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2006, our inventory balance was $20.3 million, net of allowance for obsolescence or damaged inventory of $6.6 million.  At June 30, 2007, our inventory balance was $15.4 million, net of allowance for obsolescence or damaged inventory of $3.8 million.

Internal-Use Software and Website Development.  Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

We capitalized $3.9 million and $226,000 of costs associated with internal-use software and website development during the three months ended June 30, 2006 and 2007, respectively, which are partially offset by amortization of previously capitalized amounts of $741,000 and $766,000 for those respective periods.  During the six months ended June 30, 2006 and 2007, we capitalized $12.0 million and $1.5 million, respectively, which are partially offset by amortization of previously capitalized amounts of $1.3 million and $1.5 million for those respective periods.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006 and June 30, 2007, we have recorded a full valuation allowance of $74.4 million and $81.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2006 and June 30, 2007.

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets, and determined that goodwill was subject to an impairment loss of approximately $4.5 million during year ended December 31, 2006 and $3.8 million during the six months ended June 30, 2007 (see Financial Statements—Note 4—“Sale of Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

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

Expected Volatility:  The fair value of stock options were valued using a volatility factor based on our historical stock prices.

Expected Term:  The expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards.

Expected Dividend:  We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Risk-Free Interest Rate:  We base the risk-free interest rate used on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, we consider voluntary and involuntary termination behavior.

Performance Share Plan.  In January 2006 the Board and Compensation Committee adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees. The Performance Share Plan provides for a three-year period for the measurement of our attainment of certain performance goals, but at our sole option we may make a payment of estimated amounts payable to a plan participant after two years.  An amendment to the Performance Share Plan to allow us to make payments in the form of common stock was approved by the shareholders on May 15, 2007.

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of our common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan are payable in cash or common stock, at our election. During interim and annual periods prior to the completion of the three-year measurement period, we record compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates include assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

Compensation expense of approximately $500,000 and $400,000 under the plan was recorded in general and administrative expenses for the three months ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, compensation expense of approximately $900,000 and $650,000 was recorded under the plan.  As of June 30, 2007, we have accrued $1.5 million in total compensation expense under the plan.

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

We adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48.  We are subject to audit by the IRS and various states for the prior 3 years.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter ended June 30, 2007.

We recognized no income tax benefit from the net loss generated in the three and six months ended June 30, 2006 and 2007.  Statement of Financial Accounting Standards (“SFAS”) No. 109,  Accounting for Income Taxes, requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our ability to realize the benefit of our deferred tax asset will depend on the generation of future taxable income through profitable operations.  As of June 30, 2007, we have established a full valuation allowance against our deferred tax assets.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. We will adopt SFAS 157 on January 1, 2008. We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, or SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. We anticipate that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three and six months ended June 30, 2006 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(as a percentage of total revenue)
Revenue
Direct	43.2%	29.3%	44.0%	29.1%
Fulfillment partner	56.8	70.7	56.0	70.9
Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	38.6	24.4	39.2	24.6
Fulfillment partner	47.4	57.9	47.1	58.6
Total cost of goods sold	86.0	82.3	86.3	83.2
Gross profit	14.0	17.7	13.7	16.8
Operating expense:
Sales and marketing	7.5	5.3	7.3	6.3
Technology	9.4	10.2	8.4	9.8
General and administrative	6.9	7.0	6.8	6.9
Restructuring	—	4.2	—	4.0
Total operating expenses	23.8	26.7	22.5	27.0
Operating loss	(9.8)	(9.0)	(8.8)	(10.2)
Interest income, net	1.4	0.7	0.8	0.7
Interest expense	(0.8)	(0.7)	(0.8)	(0.7)
Other income, net	(0.0)	—	(0.0)	—
Loss from continuing operations	(9.2)%	(9.0)%	(8.8)%	(10.2)%

Comparison of Three and Six Months Ended June 30, 2006 and 2007

Revenue

Total revenue decreased 6%, from $159.2 million during the three months ended June 30, 2006 to $149.0 million during the same period in 2007. Also during that same period, direct revenue decreased 37%, from $68.8 million in 2006 to $43.6 million in 2007, while fulfillment partner revenue experienced 17% growth, from $90.4 million in 2006 to $105.4 million in 2007.  For the six-month period ended June 30, total revenue decreased 9% from $337.2 million in 2006 to $306.9 million in 2007.  During that same six-month period, direct revenue decreased 40%, from $148.5 million in 2006 to $89.3 million in 2007, while fulfillment partner revenue grew 15%, from $188.9 million in 2006 to $217.6 million in 2007.

We believe that the 9% decrease in total revenue over the first six months of 2007 is primarily the result of a reduction in traffic to the Website due to a significant reduction in marketing expenditures both in dollars (down 22% to $19.2 million from $24.6 million over the first six months of 2006) and as a percent of sales (6.3% vs. 7.3% last year).

Gross margin

Gross margins for the three months ended June 30, 2007 increased 370 basis points, from 14.0% in 2006 to 17.7% in 2007.  Total cost of goods sold during the same three-month period decreased $14.2 million or 10% from $136.9 million in 2006 to $122.7 in 2007, resulting in an 18% increase in gross profits (from $22.3 million in 2006 to $26.3 million in 2007).  However, as a percent of total revenue, cost of goods sold decreased from 86% to 82% for those respective periods, resulting in the improved gross margins.  For the six-month period ended June 30, 2007, gross margins increased 310 basis points, from 13.7% in 2006 to 16.8% in 2007.  During that same six-month period, total cost of goods sold decreased 12% from $291.2 million in 2006 to $255.3 million in 2007, resulting in improved gross profits from $46.1 million in 2006 to $51.6 million in 2007, a 12% increase.  As a percent of total revenue, cost of goods sold decreased from 86% to 83% for the six months ended June 30, 2006 and 2007, respectively.

Cost of goods sold also includes stock-based compensation related to the adoption of SFAS 123(R) of $109,000 and $114,000 during the three months ended June 30, 2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, cost of goods sold included stock-based compensation of $205,000 and $221,000 respectively.

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

Direct Gross Margins — Gross profits for our direct business remained flat at $7.3 million for both three-month periods ended June 30, 2006 and 2007. However, gross margins for our direct business increased from 10.6% to 16.7% for those respective periods. For the six-month period ended June 30, 2006 and 2007, gross profits for our direct business totaled $16.3 million and $13.6 million, respectively, a 16% decrease.  Gross margins for our direct business, on the other hand, increased from 11.0 % in 2006 to 15.3% in 2007.  The lower gross profits are the result of direct revenue being down 37% from last year, primarily due to a significant reduction in direct inventory. However, gross margins have increased at the same time, since the remaining inventory in general turns faster and has higher profitability.  Gross margins have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs — see further discussion in the following section entitled “Fulfillment Costs”) to 7% of sales, a 180 basis point improvement from 8.8% of sales in the first six months of 2006.

Fulfillment Partner Gross Margins — Our fulfillment partner business generated gross profits of $15.0 million and $19.0 million, for the three months ended June 30, 2006 and 2007, respectively, an increase of 27%.  Gross margins for the fulfillment partner business also increased from 16.6% in 2006 to 18.1% in 2007 for those respective periods.  For the six month-period ended June 30, 2006 and 2007, our fulfillment partner business generated gross profits of $29.8 million and $38.0 million, respectively, a 28% improvement.  Gross margins for fulfillment partner business increased from 15.8% in 2006 to 17.5% in 2007 for those respective periods.  This increase in gross profit dollars is the result of the 15% increase in fulfillment partner sales combined with increased gross margins, from 15.8% to 17.5% for those respective periods. The increase in partner gross margins is the result of better product pricing and improvements in partner fulfillment costs, particularly the cost of customer service.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

(in thousands)	Three months ended June 30,				Six months ended June 30,
	2006		2007		2006		2007
Total revenue	$159,192	100%	$148,967	100%	$337,236	100%	$306,897	100%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	123,971	78%	112,999	76%	261,283	77%	233,769	76%
Fulfillment costs	12,913	8%	9,665	6%	29,891	9%	21,510	7%
Total cost of goods sold	136,884	86%	122,664	82%	291,174	86%	255,279	83%

Gross profit	$22,308	14%	$26,303	18%	$46,062	14%	$51,618	17%

As displayed in the above table, fulfillment costs during the three months ended June 30, 2006 and 2007 were $12.9 million and $9.7 million, respectively, or 8% and 6% of total revenue for those respective periods. For the six months ended June 30, 2006 and 2007, fulfillment costs totaled $29.9 million and $21.5 million, respectively, or 9% and 7% of total revenue for those respective periods.  Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $11.9 million and $8.0 million (33% decrease) for the three months ended June 30, 2006 and 2007, respectively, representing 7% and 5% of total revenue for those respective periods. For the six months ended June 30, 2006 and 2007, sales and marketing expenses totaled $24.6 million and $19.2 million (22% decrease), respectively, representing 7% and 6% of total revenue for those respective periods.  Our marketing expense is variable and is measured as a percentage of overall revenue.  Sales and marketing expenses as a percentage of total revenue were down 220 basis points year-over-year to just over 5%. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns.

Costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue and therefore affect sales growth and gross profit).  We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate.

Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $79,000 and $85,000 during the three months ended June 30, 2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, sales and marketing expenses included stock-based compensation of $149,000 and $163,000, respectively.

Technology expenses.  Technology expenses increased 2%, from $14.9 million for the three months ended June 30, 2006, to $15.2 million for the same period in 2007, representing 9% and 10% of total revenue for those respective periods. For the six months ended June 30, 2006 and 2007, technology expenses totaled $28.3 million and $30.2 million (7% increase), respectively, representing 8% and 10% of total revenue for those respective periods.

Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $181,000 and $188,000 during the three months ended June 30, 2006 and 2007, respectively.  For the six months ended June 30, 2006 and 2007, technology expenses included stock-based compensation of $340,000 and $365,000, respectively.

The year-over-year increase in technology expenses relates to increased depreciation expense. Although these costs are up from the first quarter of last year, we believe that they have now stabilized, and expect them to begin to decrease in the last half of 2007 as depreciation decreases.

General and administrative expenses.  General and administrative (“G&A”) expenses decreased 6%, from $11.1 million to $10.4 million during the three months ended June 30, 2006 and 2007, respectively, representing approximately 7% of total revenue for each of the respective periods. For the six months ended June 30, 2006 and 2007, G&A expenses totaled $22.9 million and $21.1 million (8% decrease), respectively, representing 7% of total revenue for both periods.  We incurred stock-based compensation within general and administrative expenses of approximately $719,000 and $750,000 for the three months ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, G&A expenses included stock-based compensation expense of $1.4 million and $1.5 million, respectively.  The decrease in G&A expenses this quarter relates to decreases in payroll-related expenses, professional fees, merchandising, legal and finance costs as we have made reductions to our corporate headcount over the past nine months.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation) during the six months ended June 30, 2007 were $18.0 million, compared to similar non-cash expense of $15.0 million for the six months ended June 30, 2006. We estimate that that these non-cash expenses for the 2007 year will be approximately $34-$35 million.

Restructuring expenses.  During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program should be substantially completed during calendar year 2007 (see Financial Statements—Note 3—“Restructuring Expenses”).

During the fiscal year 2006, we recorded $5.7 million of restructuring charges, of which $5.5 million, less the elimination of straight-line rent liability of $913,000, related to costs to terminate a co-location data-center lease.  Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in our current office facilities that we are attempting to sublease and $450,000 of costs incurred to return these office facilities to their original condition as required by our lease agreement.

During the six months ended June 30, 2007, we accrued $8.0 million of restructuring charges related to the termination of a logistics services agreement, an agreement to terminate a lease related to our vacated warehouse facilities in Indiana and abandonment and marketing for sub-lease office and data center space in the current corporate office facilities.  We also recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance (see Financial Statements—Note 3—“Restructuring Expense”).

Non-operating income (expense)

Interest income, interest expense and other income (expense).  Interest income derived from the investment of our excess cash in short-term investments was $2.2 million and $1.1 million for the three months ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, interest income totaled $2.5 million and $2.1 million, respectively.  During Q2 of 2006, we recorded $1.9 million of interest income related to the sale of Foreign Notes (see Financial Statements—Note 5—“Marketable Securities”).  Excluding the gain on Foreign Notes during the first six months of 2006, interest income is up $1.5 million in the first six months of 2007.  This is due to both an increase in total cash and in interest rates in 2007 from 2006 and interest income earned from our notes receivable related to the sale of our OTravel business in the second quarter (see Financial Statements—Note 4—“Sale of Discontinued Operations”).

Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $1.3 million during the three months ended June 30, 2006 to $1.0 million during the same period in 2007.  For the six months ended June 30, 2006 and 2007, interest expense totaled $2.5 million and $2.1 million, respectively.  The decrease in interest expense is due to the fact that we had $20 million of borrowings outstanding on our inventory line of credit in the first quarter of 2006, and no borrowings outstanding during the same period in 2007.

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million (see Financial Statements—Note 5—“Marketable Securities”).

Sale of discontinued operations

As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.  The loss from discontinued operations for OTravel was  $1.1 million and $300,000 for the three months ended June 30, 2006 and 2007, respectively and $1.9 million and $3.9 million, which includes $3.8 million related to impairment of goodwill recorded in the first quarter of 2007, for the six months ended June 30, 2006 and 2007, respectively.

In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142, and SFAS 144, Accounting for the Impairment of Long-Lived Assets and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business.  On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million during the quarter ended March 31, 2007 (see Financial Statements—Note 4—“Sale of Discontinued Operations”).

Income taxes

Income taxes.  For the six months ended June 30, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and June 30, 2007, we had net operating loss carryforwards of approximately $145.2 million and $165.4 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total revenues for each of the quarters since 2004 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$157,930	$148,967
2006	178,044	159,192	$156,885	$294,029
2005	165,881	150,638	167,779	315,018
2004	82,078	87,792	103,444	221,321

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. During 2006, we received $64.4 million from two stock offerings in May and December. At June 30, 2007, our cash and cash equivalents balance was $75.0 million and we had $18.0 in marketable securities, for a total of $93.0 million of cash, cash equivalents and marketable securities.

Our operating activities resulted in net cash outflows of $6.4 million and net cash inflows of $15.0 million for the three months ended June 30, 2006 and 2007, respectively. For the six months ended June 30, 2006 and 2007, operating activities resulted in net cash outflows of $79.0 million and $43.3 million, respectively.  We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance over the first nine months of each year.

Due to the strong effect of seasonality on our cash and marketable securities balance, we believe that the best measure of our cash flow is on a twelve-month trailing (“TTM”) basis. Over the trailing twelve months ended June 30, 2007, our operating activities resulted in net cash inflows of $9.4 million, versus net cash outflows of $39.8 million over the TTM ended June 30, 2006. This $49 million improvement is largely the result of a $60 million decrease in our inventory balance (from $75 million down to $15 million) over the past twelve months.

The primary use of cash and cash equivalents during the three months ended June 30, 2006 was to fund our operations, including net losses of $15.7 million (which includes $1.1 million of loss from discontinued operations and $6.3 million of other net non-cash activity), as well as changes in receivables, accounts payables and accrued liabilities of $977,000, $1.6 million and $8.4 million, respectively. This was offset by the cash provided from changes in inventory, prepaid inventory and prepaid expenses of $6.5 million, $5.6 million, and $723,000, respectively.

For the three months ended June 30, 2007, the primary operating use of cash and cash equivalents was to fund our operations, including net losses of $13.8 million (which includes $300,000 of loss from discontinued operations, $6.2 million of non-cash restructuring costs and $9.4 million of other net non-cash activity) as well as an increase in accounts receivable of $431,000.  The net cash inflows from operating activities for the same three-month period was provided largely by the changes in inventory, prepaid inventory, prepaid expenses, accounts payable and accrued liabilities of $1.2 million, $477,000, $700,000, $5.5 million and $5.1 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2006 totaled $79.0 million; including funding our net losses of $31.6 million (which includes $1.9 million of loss from discontinued operations and $14.5 million of other net non-cash activity), as well as changes in prepaid expenses, accounts payables and accrued liabilities of $1.2 million, $65.2 million and $23.6 million, respectively.  These outflows were partially offset by changes in accounts receivables, inventories and prepaid inventory of $1.3 million, $18.4 million and $6.4 million, respectively.

For the six months ended June 30, 2007, the net cash used in operating activities of $43.3 million was mainly due to our net losses of $35.2 million (which includes depreciation and amortization of $15.7 million, restructuring charges of $12.3 million, loss from discontinued operations of $3.9 million and stock-based compensation of $2.2 million) and changes in prepaid expenses, accounts payables and accrued liabilities of $1.3 million, $32.6 million and $18.1 million, respectively.  The operating outflows for the same period were offset mainly by operating cash inflows from changes in accounts receivable and inventories of $3.4 million and $4.8 million, respectively.  Due to the seasonality of our business, payables and accruals grow significantly in the fourth quarter, and then decrease in the first quarter when they get paid back.  This is the primary reason why our operating cash flows show a $43.3 million outflow over the first six months of the year (note that combined payables and accruals have decreased $50.7 million combined, $7.4 million more than our total outflow over the period). As stated earlier, this is why we are concerned with our operating cash flows over the TTM.  Our TTM operating cash flows operating cash flows were a positive $9.4 million, versus an outflow of $39.8 million over the same period a year ago.

Investing activities resulted in cash inflows of $44.4 million and net cash outflows of $8.8 million for the three months ended June 30, 2006 and 2007, respectively. The cash inflows from investing activities in 2006 primarily resulted from the sale of marketable securities of $49.5 million offset by expenditures for property and equipment of $5.1 million. Cash outflows from investing activities in 2007 resulted from investments in marketable securities of $21.4 million, offset by cash received from the sale of marketable securities of $3.4 million and the net proceeds from the sale of OTravel of $9.9 million.  For the six months ended June 30, 2006 and 2007, investing activities resulted in cash inflows of $45.0 million and net cash outflows of $5.3 million, respectively.  Investing activities in 2006 comprised of $56.8 million received from the sale of marketable securities offset by capital expenditures of $11.9 million.  During the same six-month period in 2007, investments in marketable securities and capital expenditures totaled $21.4 million and $1.9 million, respectively, which were offset by cash received from the sale of marketable securities of $3.4 million, payments received from a note receivable of $4.7 million and the net proceeds from the sale of OTravel of $9.9 million.

Financing activities resulted in cash inflows of $5.1 million and $764,000 during the three months ended June 30, 2006 and 2007, respectively. In 2006, financing activities included proceeds of $25.0 million from the issuance of common stock; offset by net pay down of our inventory line of credit of $20.0 million.  In 2007, we received approximately $768,000 from the exercise of stock options.  For the six months ended June 30, 2006 and 2007, financing activities resulted in net cash inflows of $23.7 million and net cash outflows of $3.3 million, respectively.  The cash provided in 2006 was primarily from the issuance of common stock for $25.0 million and $1.5 million received from the exercise of stock options offset by payments for capital leases of $2.8 million.  The cash provided in 2007 was primarily from $1.9 million received from the exercise of stock options which was offset by payments for capital leases of $5.3 million.

Certain prior-year amounts have been reclassified to conform to the current year’s financial statement presentation. In addition, we have revised our consolidated statements of cash flows for periods presented in 2006 to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.

While we believe that the cash and marketable securities currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of June 30, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
	(in thousands)
Long-term debt arrangements	$77,000	$—	$—	$77,000	$—
Interest on convertible senior notes	12,994	2,888	5,775	4,331	—
Capital lease obligations	3,806	3,806	—	—	—
Operating leases	46,798	9,154	12,507	11,607	13,530
Purchase obligations	19,579	19,579	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$160,177	$35,427	$18,282	$92,938	$13,530

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
	(in thousands)
Letters of credit	$7,290	$7,290	$—	$—	$—
Total commercial commitments	$7,290	$7,290	$—	$—	$—

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in our ownership).

Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at June 30, 2007.

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of June 30, 2007, $77.0 million of Senior Notes and unamortized debt discount of $1.5 million remain outstanding.

Lease and Purchase Obligations

The lease obligations include our obligations under a ten-year lease agreement we entered in December 2004 for approximately 154,000 square feet of office space in Salt Lake City. We took possession of the new office space in July of 2005 and terminated our lease obligations under our previous office lease agreements at the same time. The total lease obligation over the ten-year term of the new lease is $39.6 million, of which approximately $4.2 million is payable in the next twelve months.

We entered into a Tenant Improvement Agreement (the “OMIII Agreement”) with Old Mill Corporate Center III, LLC (the “Lessor”) relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which we paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required us to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

During the fourth quarter 2006, we commenced implementation of a facilities consolidation and restructuring program. We recorded a liability of $450,000 for the costs to dismantle and dispose of an escalator system and to return the leased facilities to their original condition under the Tenant Improvement Agreement and incurred additional amortization expense in connection with the revised useful life of certain leasehold improvements.  In the second quarter of 2007, we abandoned and began marketing for sub-lease office and data center space in the current corporate office facilities and recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance (see Financial Statements—Note 3—“Restructuring Expense”).

In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for an IT co-location data center. The Co-location Agreement set forth the terms on which the lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006, we made the determination to consolidate facilities and to not occupy the IT co-location data center and terminated the lease agreement effective December 28, 2006 (see Financial Statements—Note 3—“Restructuring Expense”).

In July 2004, we entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of our prepackaged products is performed by a third party within 425,000 square feet in Indiana.  The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years. In February 2007, we gave a six-month notice of termination of this agreement.  We estimate the termination costs of this agreement at approximately $1.4 million payable in August 2007, which costs include prepayment of 6 months of fees under the agreement and payment of costs associated with improvement and equipment removal (see Financial Statements—Note 3—“Restructuring Expense”).

In December 2005, we entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana.  The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011. In February 2007 we made the determination to close our Indiana warehouse operations.  As a result, our Indiana landlord has agreed to allow a sublease or assumption of the lease on the remaining 300,000 square feet.  We estimated the net cost over the remaining life of this lease (net of any amounts we may receive from sublease) to be $3.2 million at the end of Q1 2007 and recorded a liability under the restructuring program during this quarter. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease in its entirety effective August 15, 2007 for $1.9 million, resulting in a reversal of restructuring expense of approximately $1.0 million (see Financial Statements—Note 3—“Restructuring Expense”).

In December 2006, we entered into a Co-location Center Agreement (the “OM I Co-location Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT co-location data center to allow us to consolidate other IT data center facilities at the Old Mill Corporate Center II and at our current corporate offices facilities.

We lease 610,000 square feet of warehouse facilities in Utah under operating leases which expire in August 2012.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2007. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Amended Credit Agreement

On October 18, 2005, we entered into a sixth amendment to a credit agreement (as amended to date, the “Amended Credit Agreement”) with Wells Fargo Bank, N.A. The Amended Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Borrowings and outstanding letters of credit under the credit agreement are collateralized by cash balances held at Wells Fargo Bank, N.A. The Amended Credit Agreement expires on December 31, 2007; however, we have an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest, is due on the maturity date.

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at June 30, 2007.

The facility does not provide liquidity to us, as borrowings are required to be completely cash-collateralized.

At June 30, 2007, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $7.3 million were issued on our behalf.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets,

(e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of June 30, 2007. At June 30, 2007, no amounts were outstanding under the WFRF Agreement. As of June 30, 2007, availability under the WFRF Agreement was $4.4 million.

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

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million.  There have been no issuances of common stock in 2007.

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

At June 30, 2007, we had $75.0 million in cash and cash equivalents and $18.0 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $930,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2007, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at June 30, 2007, there were no borrowings outstanding under our lines of credit and letters of credit totaling $7.3 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes of June 30, 2007 was $63.3 million.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2007. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Note 12—“Commitments and Contingencies”, subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $13.8 million and $35.2 million for the three and six months ended June 30, 2007. As of June 30, 2007, our accumulated deficit was $233.8 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At June 30, 2007, we had fulfillment partner relationships with approximately 550 third parties whose products we offer for sale on our Website. These products accounted for approximately 91% of the non-BMMG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We are partially dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

In our fulfillment partner business, although we handle returned merchandise, we continue to rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Website, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

We rely on our relationships with manufacturers, retailers and other suppliers to obtain sufficient quantities of quality merchandise on acceptable terms. If we fail to maintain our supplier relationships on acceptable terms, our sales and profitability could suffer.

To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices and may be terminated by either party at any time. Our current suppliers may not continue to sell their excess inventory to us on current terms or at all and we may not be able to establish new supply relationships. For example, it is difficult for us to maintain high levels of product quality and selection because none of the manufacturers, suppliers and liquidation wholesalers from whom we purchase products on a purchase order by purchase order basis have a continuing obligation to provide us with merchandise at historical levels or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their respective excess inventory to other traditional or online merchandise liquidators, which could in turn limit the selection of products available on our Website. If we are unable to develop and maintain relationships with suppliers that will allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, prospects, results of operation and financial condition.

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

We allow our customers to return products and, beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners. We modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer return customers. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed.

If the products that we offer on our Website do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

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

We directly purchase some of the merchandise that we sell on our Website. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly. These risks are especially significant because some of the merchandise we sell on our Website is characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics) and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase. Further, beginning July 1, 2003, we started accepting returns of products sold through our fulfillment partners and we have the risk of reselling the returned products.

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

Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful.

We may be unable to manage expansion into new business areas which could harm our business operations and reputation.

Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. Because we were unable to generate significant traffic for our former B2B site, in the third quarter of 2004, we merged the B2B site into our main Website, and opened our Wholesale bulk purchase program. We have also attempted to expand into other areas, such as the “Other Frontiers” listed under the “Other Stores” link, and the results of these expansion efforts have not yet met our expectations. Our failure to succeed in these markets or businesses or in other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Website and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, directories and other websites and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

Our operating results depend on our Website, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, results of operations and financial condition.

Any system interruptions that result in the unavailability of our Website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, prospects, operating results and financial condition.

We use internally developed systems for our Website and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure, which we believe will continue to occur from time to time. If the volume of traffic on our Website or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our Website. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. For example, in the third quarter 2005 we experienced difficulties with our implementation of infrastructure upgrades, which resulted in our inability to upload new products to our Website for a period of approximately five weeks. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

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

Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors’ could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Website to protect their intellectual property rights, including their domain names, could impair our operations. These failures could harm our business, results of operations and financial condition.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forgo the use of our Website and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing Website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business, prospects, financial condition and results of operations.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that certain items listed or sold through our Website infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights.

We may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Website. In the future, we may implement measures to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our revenues, business, prospects, financial condition and results of operations.

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

Our Gradient Analytics and Rocker Partners, L.P. litigation may have an adverse effect on our business and financial condition

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

Our Prime Broker litigation may have an adverse effect on our business and financial condition

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

As part of the sale of our travel business, we now hold senior and junior promissory notes issued by the purchaser.  Both of these notes have a stated amount of $3,000,000.  The security on the senior note is the stock of the travel company we sold.  There is no security on the junior note, which note also may be subordinated to all other debt of the travel company, and, according to the junior note terms, is not in default so long as the senior debt is outstanding.  In the event of default on one or both of these notes, it is possible that stock held as security on the note will have lost some or all of its value.  If the purchaser defaults on one or both of these notes, and we are unable to collect or realize comparable value by foreclosing on the stock held as security, the notes could have little or no value.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of June 30, 2007, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Our auctions business may be subject to a variety of regulatory requirements.

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

The law regarding the potential liability of an online auction service for the activities of its users is not clear. We prohibit the listing of numerous categories of items in an effort to reduce the possibility that users of our auction site will engage in an unlawful transaction. However, we cannot assure that users of the site will comply with all laws and regulations applicable to them and their transactions, and we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by them. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our auctions site and disputes between users of our auctions site may harm our business.

We are aware that other companies operating online auction services have periodically received complaints from users alleging that they have not received the purchase price or the goods they expected to receive and that, in some cases, users have been arrested and convicted for engaging in fraudulent activities using those companies’ auction sites. We may receive similar complaints. We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items. We are aware that other companies periodically receive complaints from buyers about the quality of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against them. We may receive similar complaints, requests and communications in connection with our auctions site business.

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

Risks Relating to our Cars Site Business

Our cars site is a new business.

Our car listing site began operation in December 2006. The car listing site is a listing service for automobile sellers. The online car listing service is a new business for us. We cannot ensure that our expansion into the car listing business will succeed. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this car listing site. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online car listing service business and substantially greater resources than we have.

Our car listing business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our car listing business, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing business.

Current and future laws could affect our car listing business.

Like our shopping site business, our car listing business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car listing business may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business.

Our business may be harmed if our car listing site is used for unlawful transactions.

The law regarding the potential liability of an online listing service for automobile sales is not clear. The platform of the listing service will be accessible to those subscribers who will have the ability to feature their cars for sale and will supply the text descriptions of the vehicles, including the general condition of the vehicle and other important information. We will have no ability beforehand to know if the information sellers provide is correct. While our site terms and conditions of usage will prohibit unlawful acts, we cannot rule out the possibility that users of our car listing site will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions.  We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our car listing site and disputes between users of our car listing site may harm our business.

We are aware that other companies operating online car listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ “bait and switch” techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles without accurate descriptions of the condition of the vehicles. We do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting “bait and switch” or other prohibited seller tactics. We are aware that other companies providing similar services periodically receive complaints from vehicle purchasers about the quality of the vehicles they purchase, requesting reimbursement of amounts they have paid, threatening or commencing legal actions against the listing service for damages. We may receive similar complaints, requests and communications, and encounter similar legal actions in connection with our cars listing business, which may harm our business or reputation among consumers.

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

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. E-commerce remains a relatively new concept and large numbers of customers may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

The security risks or perception of risks of e-commerce may discourage customers from purchasing goods from us.

In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of our Website and choose not to purchase from our Website. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations.

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

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, our business could be harmed.

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

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

We do not intend to pay dividends on our non-redeemable common stock and you may lose the entire amount of your investment in our common stock.

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

The price of our stock may be vulnerable to manipulation.

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

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.  Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 15, 2007.  A total of 20,435,510 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 86% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement dated March 30, 2007.

The first proposal related to the election of Jason C. Lindsey as a Class I director of Overstock.com, Inc., to serve a term of three (3) years and hold office until his successor has been elected and qualified or until his earlier resignation or removal.  Mr. Lindsey was elected with the following votes:

Director	For	Withheld
Jason C. Lindsey	20,297,006	138,504

The second proposal was to approve an amendment of the Company’s Performance Share Plan to allow the Company to make payments under the Plan in the form of common stock and to quality the plan as a “performance-based” plan for purposes of Section 162(m) of the Internal Revenue Code.  This proposal was approved with 15,795,501 shares of the Company’s common stock voting in favor of, 439,278 shares voting against, and 14,401 shares abstaining.

The third proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  This proposal was approved with 20,410,967 shares of the Company’s common stock that voted at the meeting voting in favor of, 21,473 shares voting against, and 3,070 shares abstaining from ratification of the appointment of PricewaterhouseCoopers LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2007.

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

Dated: August 9, 2007