Form 10-Q
period 2007-09-30
OVERSTOCK.COM, INC
filed 2007-11-07
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 23,805,937 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 2, 2007.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	September 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$126,965	$74,145
Marketable securities	—	16,842
Total cash and marketable securities	126,965	90,987
Accounts receivable, net	11,638	7,607
Notes receivable	6,702	1,506
Inventories, net	20,274	22,400
Prepaid inventory	2,241	5,003
Prepaid expense	7,473	10,257
Current assets of held for sale subsidiary	4,718	—
Total current assets	180,011	137,760
Property and equipment, net	56,198	33,450
Goodwill	2,784	2,784
Other long-term assets, net	578	197
Notes receivable (Note 4)	—	4,045
Long-term assets of held for sale subsidiary	16,594	—
Total assets	$256,165	$178,236
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,039	$38,504
Accrued liabilities	40,142	26,499
Capital lease obligations, current	5,074	3,801
Current liabilities of held for sale subsidiary	3,684	—
Total current liabilities	114,939	68,804
Capital lease obligations, non-current	3,983	—
Other long-term liabilities	—	3,113
Convertible senior notes	75,279	75,537
Total liabilities	194,201	147,454
Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and September 30, 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 and 25,390 shares issued as of December 31, 2006 and September 30, 2007, respectively	2	2
Additional paid-in capital	325,771	332,899
Accumulated deficit	(198,694)	(238,549)
Treasury stock, 1,654 and 1,609 shares at cost as of December 31, 2006 and September 30, 2007, respectively	(64,983)	(63,435)
Accumulated other comprehensive loss	(132)	(135)
Total stockholders’ equity	61,964	30,782
Total liabilities and stockholders’ equity	$256,165	$178,236

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Revenue
Direct	$56,564	$39,446	$205,044	$128,725
Fulfillment partner	100,321	122,484	289,077	340,102

Total revenue	156,885	161,930	494,121	468,827

Cost of goods sold:
Direct (1)	51,037	33,160	183,213	108,801
Fulfillment partner	84,483	100,509	243,481	280,147

Total cost of goods sold	135,520	133,669	426,694	388,948

Gross profit	21,365	28,261	67,427	79,879

Operating expenses:
Sales and marketing (1)	17,282	8,835	41,852	28,081
Technology (1)	16,157	14,576	44,478	44,786
General and administrative (1)	11,078	9,724	33,978	30,842
Restructuring	—	—	—	12,283

Total operating expenses	44,517	33,135	120,308	115,992

Operating loss	(23,152)	(4,874)	(52,881)	(36,113)

Interest income	459	1,291	2,989	3,359
Interest expense	(1,096)	(1,029)	(3,638)	(3,085)
Other income, net	(6)	(92)	(7)	(92)

Loss from continuing operations	(23,795)	(4,704)	(53,537)	(35,931)
Loss from discontinued operations	(708)	—	(2,615)	(3,924)

Net loss	(24,503)	(4,704)	(56,152)	(39,855)
Deemed dividend related to redeemable common stock	(33)	—	(99)	—

Net loss attributable to common shares	$(24,536)	$(4,704)	$(56,251)	$(39,855)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(1.16)	$(0.20)	$(2.71)	$(1.52)
Loss from discontinued operations	$(0.03)	$—	$(0.13)	$(0.16)
Net loss per common share – basic and diluted	$(1.19)	$(0.20)	$(2.84)	$(1.68)
Weighted average common shares outstanding — basic and diluted	20,600	23,726	19,774	23,671

(1) Includes stock-based compensation from options as follows:

Cost of goods sold — direct	$103	$117	$308	$338
Sales and marketing	$77	$85	$225	$248
Technology	$173	$195	$513	$560
General and administrative	$689	$779	$2,042	$2,240

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	capital	Deficit	Shares	Amount	Loss	Total
Balance at December 31, 2006	25,069	$2	$325,771	$(198,694)	(1,654)	$(64,983)	$(132)	$61,964
Exercise of stock options	321	—	2,182	—	—	—	—	2,182
Treasury stock issued to employees as compensation	—	—	(620)	—	45	1,548	—	928
Stock-based compensation from employee options	—	—	3,386	—	—	—	—	3,386
Stock-based compensation to consultants in exchange for services	—	—	280	—	—	—	—	280
Stock-based compensation related to performance shares	—	—	1,900	—	—	—	—	1,900
Comprehensive loss:
Net loss	—	—	—	(39,855)	—	—	—	(39,855)
Net unrealized gain on marketable securities	—	—	—	—	—	—	2	2
Cumulative translation adjustment	—	—	—	—	—	—	(5)	(5)
Total comprehensive loss								(39,858)
Balance at September 30, 2007	25,390	$2	$332,899	$(238,549)	(1,609)	$(63,435)	$(135)	$30,782

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2006	2007	2006	2007	2006	2007

Cash flows from operating activities of continuing operations:
Net loss	$(24,503)	$(4,704)	$(56,152)	$(39,855)	$(62,435)	$(85,469)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	708	—	2,615	3,924	3,830	8,191
Depreciation and amortization	7,776	7,080	20,802	22,825	25,447	34,350
Realized gain from marketable securities	—	—	(2,085)	—	(1,095)	—
Realized loss on disposition of property and equipment	—	—	599	1	2,056	1
Stock-based compensation	1,042	1,176	3,088	3,386	3,095	4,418
Stock-based compensation to consultants for services	(3)	140	31	280	(20)	272
Stock-based compensation relating to performance shares	—	350	—	350	—	350
Treasury stock issued to employees as compensation	67	213	679	928	720	1,036
Amortization of debt discount and deferred financing fees	139	86	417	258	435	258
Restructuring	—	—	—	12,283	—	17,957
Gain from retirement of convertible senior notes	—	—	—	—	(1,988)	—
Notes receivable accretion	—	(136)	—	(136)	—	(136)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	1,541	335	2,880	3,731	(461)	(1,201)
Inventories, net	6,040	(6,975)	24,487	(2,126)	29,352	40,396
Prepaid inventory	(781)	(2,879)	5,605	(2,762)	8,578	(979)
Prepaid expenses	455	(1,522)	(716)	(2,784)	22	(1,064)
Other long-term assets, net	(123)	100	(105)	366	(1,821)	967
Accounts payable	11,745	4,960	(53,479)	(27,632)	(358)	(9,353)
Accrued liabilities	(3,339)	(566)	(26,908)	(18,680)	(25,837)	(3,689)
Other long-term liabilities	—	(114)	—	(114)		(114)

Net cash provided by (used in) operating activities of continuing operations	764	(2,456)	(78,242)	(45,757)	(20,480)	6,191

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	253	—	633	—
Purchases marketable securities	—	(7,783)	—	(29,164)	(2,000)	(29,164)
Sales of marketable securities	—	8,924	56,756	12,324	76,280	12,324
Expenditures for property and equipment	(7,769)	(316)	(19,675)	(2,232)	(27,851)	(5,998)
Proceeds from the sale property and equipment	1	—	1	—	1	—
Proceeds from the sale of discontinued operations, net of cash transferred	—	—	—	9,892	—	9,892
Decrease in cash resulting from deconsolidation of variable interest entity	—	—	—	—	—	(102)
Payments received on note receivable	—	502	—	5,196	—	5,196
Expenditures for other long-term assets	—	—	(100)	—	(100)	—

Net cash provided by (used in) investing activities of continuing operations	(7,768)	1,327	37,235	(3,984)	46,963	(7,852)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(124)	(5)	(2,878)	(5,256)	(6,730)	(5,335)
Drawdown on line of credit	5,245	—	78,503	1,169	86,003	9,347
Payments on line of credit	(5,245)	—	(78,503)	(1,169)	(90,371)	(9,347)
Payments to retire convertible senior notes	—	—	—	—	(7,735)	—
Proceeds from the issuance of common stock	—	—	25,000	—	25,000	39,406
Exercise of stock options	806	261	2,267	2,182	2,701	2,449

Net cash provided by (used in) financing activities of continuing operations	682	256	24,389	(3,074)	8,868	36,520

Effect of exchange rate changes on cash	40	(26)	11	(5)	(14)	18
Cash provided by (used in) operating activities discontinued operations	42	—	112	(204)	67	1,265
Cash used in investing activities of discontinued operations	(39)	—	(343)	(53)	(441)	(276)

Net increase (decrease) in cash and cash equivalents	(6,279)	(899)	(16,838)	(53,077)	39,963	35,866
Change in cash and cash equivalents from discontinued operations	(3)	—	231	257	374	(989)
Cash and cash equivalents, beginning of period	45,550	75,044	55,875	126,965	3,931	39,268

Cash and cash equivalents, end of period	$39,268	$74,145	$39,268	$74,145	$39,268	$74,145
Supplemental disclosure of cash flow information:
Interest paid	192	142	2,001	2,378	4,540	4,054
Supplemental disclosures of non-cash flow information:
Deemed dividend on redeemable common shares	33	—	99	—	144	33
Lapse of rescission rights	2,431	—	3,304	—	3,450	—
Equipment and software acquired under capital leases	—	—	2,274	—	2,322	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Internal-Use Software and Website Development

The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company’s business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

During the three months ended September 30, 2006 and 2007, the Company capitalized $7.3 million and $209,000, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.6 million and $3.2 million for those respective periods.  For the nine months ended September 30, 2006 and 2007, the Company capitalized $19.3 million and $1.7 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $9.9 million and $10.3 million for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale 2) based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $17.1 million and $7.8 million during the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, advertising expenses totaled $41.1 million and $25.5 million, respectively.

Stock-based Compensation

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R) Share-based Payment — an Amendment of FASB Statements No 123 and 95, which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there is no effect on its financial condition or results of operations as a result of implementing FIN 48.  The Company is subject to audit by the IRS and various states for the prior 3 years.  The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the three or nine months ended September 30, 2007.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation. In addition, the Company has revised its consolidated statements of operations and consolidated statements of cash flows for the three and nine months ended September 30, 2006 to present the loss from discontinued operations and the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.  The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3.   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses during the third quarter of 2007.

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

During the first nine months of 2007, the Company accrued $8.0 million of restructuring charges related to the termination of a logistics services agreement, termination and settlement of a lease related to its vacated warehouse facilities in Indiana and abandonment and marketing for sub-lease office and data center space in the current corporate office facilities.  During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007 for $1.9 million, resulting in a reversal of restructuring expense of approximately $1.0 million.

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

Restructuring liabilities along with charges to expense, cash payments or accelerated amortization of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2006	Charges to expense	Cash payment or accelerated amortization	Balance 9/30/2007
Lease and contract termination costs	$5,499	$9,424	$(10,139)	$4,784
Asset retirement obligation	450	—	(450)	—
Accelerated amortization of leasehold improvements	—	2,359	(2,359)	—
Other restructuring expenses	—	500	(200)	300
Total	$5,949	$12,283	$(13,148)	$5,084

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS 144, which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company classified the OTravel assets and liabilities as “held for sale” as it met these criteria as of December 31, 2006, which include: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and unlikelihood  that significant changes will be made to the plan to the sell the assets. The travel business is not part of the Company’s core business operations and is no longer part of its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

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

The following table is a summary of the Company’s discontinued operations for the nine months ended September 30, 2006 and the period ended April 25, 2007 (in thousands):

	Nine months ended September 30, 2006	Year-to-date period ended April 25, 2007
Sales	$4,780	$2,226
Cost of sales	(1,103)	(650)
Gross profit	3,677	1,576
Sales and marketing	(1,312)	(447)
Technology	(377)	(60)
General and administrative	(4,603)	(1,152)
Goodwill impairment	—	(3,841)
Loss from discontinued operations	$(2,615)	$(3,924)

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

5. MARKETABLE SECURITIES

The Company’s marketable securities consist of funds deposited into a capital management account managed by a financial institution at September 30, 2007 as follows:

	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Corporate debt securities	$16,840	$2	$—	$16,842

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

6.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Net loss	$(24,503)	$(4,704)	$(56,152)	$(39,855)
Net unrealized gain on marketable securities	—	1	—	2
Unrealized gain on Foreign Notes	—	—	740	—
Reclassification adjustment for gains included in net loss	—	—	(1,868)	—
Foreign currency translation adjustment	40	(26)	11	(5)

Comprehensive loss	$(24,463)	$(4,729)	$(57,269)	$(39,858)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Loss from continuing operations	$(23,795)	$(4,704)	$(53,537)	$(35,931)
Deemed dividend related to redeemable common stock	(33)	—	(99)	—
Loss from continuing operations attributable to common shares	(23,828)	(4,704)	(53,636)	(35,931)
Loss from discontinued operations	(708)	—	(2,615)	(3,924)

Net loss attributable to common shares	$(24,536)	$(4,704)	$(56,251)	$(39,855)

Weighted average common shares outstanding—basic	20,600	23,726	19,774	23,671
Effective of dilutive securities:
Stock options	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	20,600	23,726	19,774	23,671
Net loss per common share—basic and diluted:
Loss from continuing operations	$(1.16)	$(0.20)	$(2.71)	$(1.52)
Loss from discontinued operations	$(0.03)	$—	$(0.13)	$(0.16)
Net loss per common share—basic and diluted	$(1.19)	$(0.20)	$(2.84)	$(1.68)

The stock options, warrants and convertible senior notes outstanding were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of stock options outstanding at September 30, 2006 and 2007 was 1,093,000 and 1,176,000, respectively.  As of September 30, 2007, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

8.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2006 or 2007. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2006 and 2007 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2006
Revenue	$56,564	$100,321	$156,885	$205,044	$289,077	$494,121
Cost of goods sold	51,037	84,483	135,520	183,213	243,481	426,694

Gross profit	$5,527	$15,838	21,365	$21,831	$45,596	67,427
Operating expenses			(44,517)			(120,308)
Other income (expense), net			(643)			(656)

Loss from continuing operations			$(23,795)			$(53,537)

2007
Revenue	$39,446	$122,484	$161,930	$128,725	$340,102	$468,827
Cost of goods sold	33,160	100,509	133,669	108,801	280,147	388,948

Gross profit	$6,286	$21,975	28,261	$19,924	$59,955	79,879
Operating expenses			(33,135)			(115,992)
Other income (expense), net			170			182

Loss from continuing operations			$(4,704)			$(35,931)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs, inbound and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs, partners’ warehousing and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented here.

For the three and nine months ended September 30, 2006 and 2007, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2006 and September 30, 2007, all of the Company’s fixed assets were located in the United States of America.

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

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, the Company recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors. If the Company were to use different assumptions, the estimated compensation charges could be significantly different.

An amendment to the Performance Share Plan to allow the Company to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, the Company engaged an independent third party valuation group to determine the fair value of the awards on the amendment date. Based on the independent third party valuation, the Company made the determination on August 7, 2007 to make the payments in the form of common stock, rather than cash. Therefore, the Company reclassified from their current status as liability awards to equity awards in accordance with FAS 123(R).

The Company reclassified a liability of approximately $1.5 million related to performance share awards granted prior to the determination to additional-paid-in-capital and recognized additional compensation of approximately $350,000 of compensation expense under the plan in general and administrative expenses for the quarter ended September 30, 2007, based on changes in the Company’s estimates regarding the ultimate growth in economic value expected to occur.  During the quarter ended September 30, 2006, compensation expense under the Plan was reduced by $100,000.  For the nine months ended September 30, 2006 and 2007, compensation expense under the plan totaled $800,000 and $1.0 million, respectively.  As of September 30, 2007, the Company has recognized $1.9 million in total compensation expense under the plan.

10.   BORROWINGS

$30.0 million Amended Credit Agreement

On October 18, 2005, the Company entered into a sixth amendment to a credit agreement (“Amended Credit Agreement”) with Wells Fargo Bank, N.A. The Amended Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. The Amended Credit Agreement expires on December 31, 2007; however, the Company has an option to renew the Amended Credit Agreement annually. Interest on borrowings is payable monthly and accrued at either (i) 1.35% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. Unpaid principal, together with accrued and unpaid interest, is due on the maturity date. The Amended Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. The Company was in compliance with these covenants at September 30, 2007.

Borrowings and outstanding letters of credit under the Amended Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.

At September 30, 2007, no amounts were outstanding under the Amended Credit Agreement, and Letters of Credit totaling $2.7 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of September 30, 2007.  At September 30, 2007, no amounts were outstanding and availability under the WFRF Agreement was $8.8 million.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.

Software and equipment relating to the capital leases totaled $19.8 million at December 31, 2006 and September 30, 2007, with accumulated amortization of $12.4 million and $17.4 million at those respective dates.

Depreciation of assets recorded under capital leases was $1.8 million and $1.6 million for the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, depreciation of assets recorded under capital leases was $5.4 million and $4.9 million, respectively.

Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending September 30,
2008	$4,091
Less: amount representing interest	(290)
Present value of capital lease obligations	3,801
Less: current portion	(3,801)
Capital lease obligations, non-current	$—

11.   3.75% CONVERTIBLE SENIOR NOTES

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $139,000 and $86,000 during the three months ended September 30, 2006 and 2007, respectively. For the nine months ended September 30, 2006 and 2007, amortization of discount and debt issuance costs totaled $417,000 and $258,000, respectively.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner. The Company was in compliance with these covenants at September 30, 2007.

In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized gains of $4.2 million and $2.0 million, net of the associated unamortized discount of $1.2 million during the quarters ended June 30, 2005 and December 31, 2005, respectively. As of September 30, 2007, $77.0 million of the Senior Notes remained outstanding.

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

In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement.  During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007 for $1.9 million (see Note 3).

The Company leases 561,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012. The Company has also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

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

Operating leases

In June 2005 and 2006, the Company entered into non-cancelable operating leases for certain computer equipment expiring in April 2008 and June 2008, respectively. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Minimum future payments under these leases are as follows (in thousands):

Twelve months Ending September 30,
2008	$8,422
2009	6,228
2010	6,117
2011	5,764
2012	5,812
Thereafter	12,261
$44,604

Rental expense for operating leases totaled $4.3 million and $3.2 million for the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, rental expense totaled $7.3 million and $6.9 million, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor.  Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007.  Defendants have filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court.  The parties have begun discovery in this case. The Company intends to continue to pursue this action vigorously.

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

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock.  The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint.  The Company opposed the demurrer and motion to strike.  In July 2007 the court substantially denied defendants’ demurrer and motion to strike. The parties have begun discovery in this case. The Company intends to vigorously prosecute this action.

On March 29, 2007, the Company, along with other defendants, was sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC.  The suit alleges that the Company and the other defendants infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems.  On April 30, 2007, the Company filed an answer denying Orion’s allegations and a counterclaim asserting that Orion’s patent is invalid.  The case is in its initial stages. As it has consistently done with similar suits filed by patent trolls, the Company intends to vigorously defend this action.

On October 5, 2007 the Company was served as defendant in a case alleging violations of the Fair and Accurate Transaction Act (the “Act”).  The plaintiff alleges that, because the Company followed an industry practice of displaying to the customer on a confirmation page the expiration date of the customer’s credit card while the customer was online and logged into the customer’s own account, the Company has violated certain provisions of the Act which prohibit a merchant from printing the credit card expiration date on a receipt.  Filed in the U.S. District Court, Southern District of Illinois, the case is styled as a class action lawsuit on behalf of the nominative plaintiff and all others similarly situated. The case is in its preliminary stages. The Company believes it has substantial defenses to the suit, including that the law does not apply to the alleged facts, and intends to vigorously defend this action.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our beliefs and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets; our beliefs regarding potential development of new Websites or additions to our Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates; and all other statements except statements of historical fact.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from management’s expectations. For a discussion of some, but not all of these risks and uncertainties, please see Item 1A — Risk Factors and the description of risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 54,000 products under multiple stores under the shopping tab on our main Website, and offer almost 724,000 media products in the Entertainment store on our Website.

Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We utilize the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop discount shopping destination products and services proven to be successfully sold through the Internet.

Our Business

We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a “direct” business and a “fulfillment partner” business. Products from our direct segment and fulfillment partner segments are also available in bulk to both consumers and businesses through the Wholesale product category on our Website.  During the nine months ended September 30, 2007, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah. During the nine months ended September 30, 2007, we fulfilled approximately 26% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we assume the risk of loss on returned items. As a consequence, we record revenue from the majority of these sales transactions involving our fulfillment partners on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 580 third parties which post approximately 39,000 non-BMMG products, as well as most of the BMMG products on our Website.

Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. During the third quarter, we updated our returns policy to one that we believe is more consistent with industry practices. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, opened or shows signs of wear, the transaction may only be subject to partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising.  Our advertising expenses totaled approximately $17.1 million and $7.8 million for the three months ended September 30, 2006 and 2007, respectively, representing 99% and 89% of sales and marketing expenses for those respective periods.  For the nine months ended September 30, 2006 and 2007, our advertising expense totaled approximately $41.1 million and $25.5 million, respectively, representing 98% and 91% of sales and marketing expenses for those respective periods.

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

Executive Commentary

Commentary—Revenue and Marketing.  Our third quarter revenue increased 3% compared to the third quarter of 2006, and declined 5% for the nine months of 2007 compared to 2006.  We believe we are making progress in our efforts to grow revenue, achieving positive incremental improvement over the past two quarters (from revenue shrinking 11% in the first quarter to revenue growth of 3% in the third quarter), even while significantly reducing the dollars spent on marketing (down 33% to $28.1 million in the first nine months of 2007 from $41.9 million in 2006). We have also spent marketing dollars more efficiently over the first nine months of 2007 (6.0% of sales versus 8.5% in 2006).

To further assist in our efforts to generate positive revenue growth, we continue to increase the number of products available on our Website both by increasing the number of items offered by existing fulfillment partners, and by adding new fulfillment partners to sell product on our site. In addition, early in the fourth quarter we launched a new television advertising campaign, and we recently decided to invest more heavily in television, radio and print advertising during the fourth quarter than in the first nine months of 2007 (we intend to spend an incremental $5 million over the amount we had originally anticipated) to both strengthen our brand and enhance revenue growth.

Commentary—Gross Margins.  Although revenue only increased 3% in the third quarter, gross profit dollars increased 32% to $28.3 million. Gross margins were 17.5% in the third quarter, up 383 basis points over the third quarter of 2006. The gains in gross margins are primarily due to significant improvement in our direct margins, which are up 610 basis points year-over-year to 15.9%. We significantly reduced our inventory over the course of 2006 in an effort to refine the selection of products that we purchase directly to categories that turn faster and have higher profitability.  We believe that we can run our direct business with significantly less inventory than we have had in the past, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we have seen a significant improvement in direct and overall gross margins in the first nine months of this year over the same period in 2006. With reduced inventory levels, we have also successfully reduced our warehouse space and the related costs, which we expect will assist in our efforts to further improve our direct gross margins.  We also had a 210 basis point improvement in our fulfillment partner margins in the quarter from 15.8% in 2006 to 17.9%.

Commentary—Contribution and Contribution Margin.  Contribution (gross profit dollars less sales and marketing expense) increased $15.3 million (or 376%) to $19.4 million for the third quarter of 2007 versus $4.1 million recorded during the same quarter in 2006.  This was due to the improvements we made in gross margins (up 383 basis points to 17.5%) combined with an $8.4 million reduction in sales and marketing dollars spent. This equates to contribution margin of 12.0% versus 2.6% in 2006. For the nine months ended September 30, 2006 and 2007, contribution increased 103% or $26.2 million to $51.8 million from $25.6 million, representing contribution margins of 5.2% and 11.0%, respectively, a 580 basis point improvement. The following table represents our calculation of contribution (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Total revenue	$156,885	$161,930	$494,121	$468,827
Cost of goods sold	135,520	133,669	426,694	388,948

Gross profit	21,365	28,261	67,427	79,879
Less: Sales and marketing expense	17,282	8,835	41,852	28,081

Contribution	$4,083	$19,426	$25,575	$51,798
Contribution margin	2.6%	12.0%	5.2%	11.0%

Commentary—Technology and G&A costs.  We terminated a long-term computer co-location facility lease in December 2006 and we have reduced corporate headcount over the first nine months of 2007. We have also significantly reduced facilities costs and other expenses by reducing our corporate office space. As a result, our combined technology and G&A costs were down 11% or $2.9 million in the third quarter of 2007 versus 2006.

Overall, our operating expenses were down 26% in the third quarter over the previous year, while revenue was up 3% and gross profit dollars were up 32%.

Commentary—Operating loss.  Our operating loss for the third quarter was $4.9 million, down 79% from $23.2 million in 2006. Over the first nine months of the year, our operating loss was $36.1 million, down 32% from $52.9 million over the same period last year. The 2007 operating loss includes $12.3 million of restructuring costs ($6.1 million in Q1 and $6.2 million in Q2). Before restructuring costs, the operating loss was $23.8 million for the nine months ended September 30, 2007, a $29.1 million year-over-year improvement. Restructuring costs primarily represent our efforts to reduce our overall expense structure through the consolidation of our corporate office, data centers and warehouse facilities. Therefore, we believe that discussing our operating loss before restructuring costs (a non-GAAP measure) provides useful information to us and investors because it is a representation of the expense structure of the company if we had not originally incurred these costs. We use this measure to monitor our progress in reducing our overall expense structure, including the comparison of operating results in the current year to similar periods in the previous year. See the following table for operating loss before restructuring costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Operating loss	$(23,152)	$(4,874)	$(52,881)	$(36,113)
Add back: restructuring	—	—	—	12,283

Operating loss before restructuring	$(23,152)	$(4,874)	$(52,881)	$(23,830)

Non-GAAP Financial Measure

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Our measure of “EBITDA” is a non-GAAP financial measure. EBITDA, which we reconcile to “Operating loss” in our income statement, is earnings before interest, taxes, depreciation, amortization and stock-based compensation. EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion below (i) explains why management believes that presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our operating losses.

Commentary—EBITDA (non-GAAP).  EBITDA for the third quarter of 2007 was $4.1 million, an improvement from $(14.4 million) in Q3 2006.  For the first nine months of the year, EBITDA was $(8.3 million), $20.0 million better than the $(28.3 million) in the previous year. We believe that, because our current capital expenditures are significantly lower than our depreciation levels, discussing EBITDA at this stage of our business is useful to us and investors. During 2005 and 2006, we made significant investments in our systems and overall infrastructure, and as a result will have approximately $30 million of related depreciation expense in 2007.  However, we expect to spend less than $5 million in new capital expenditures during 2007, and therefore we use EBITDA as a reasonable measure of actual cash used or cash generated by the operations of the business.

For further details on EBITDA, see the reconciliation of this non-GAAP measure to our GAAP operating loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Operating loss	$(23,152)	$(4,874)	$(52,881)	$(36,113)
Add: Depreciation and amortization	7,776	7,080	20,802	22,825
Stock-based compensation expense	1,042	1,176	3,088	3,386
Stock-based compensation to consultants for service	(3)	140	31	280
Stock-based compensation relating to performance shares	—	350	—	350
Treasury stock issued to employees as compensation	67	213	679	928
EBITDA	$(14,270)	$4,085	$(28,281)	$(8,344)

Commentary—Balance Sheet Items.  We ended the quarter with $91.0 million in cash, cash equivalents and marketable securities, and generated trailing twelve months (“TTM”) $6.2 cash flows from operations.

We ended the third quarter with $22.4 million of inventory, significantly lower than the $68.8 million of inventory we had at the end of the third quarter of 2006. During the quarter, we have been able to turn our inventory more efficiently (inventory turns increased from 3.9 times to 9.4 times) on much lower inventory levels, while maintaining more attractive, higher margin products.

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

Revenue recognition.  We derive our revenue primarily from two sources: (i) direct revenue, which consists of merchandise sales made to consumers and businesses that are fulfilled from our warehouses; and (ii) fulfillment partner revenue, which consists of revenue from the sale of merchandise supplied and shipped by fulfillment partners directly to consumers and other businesses. Fulfillment partner revenue also includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. All sources of revenue are recorded net of returns, coupons redeemed by customers, and other discounts. Revenues from our auction services and cars listing business were not material during the three and nine months ended September 30, 2006 and 2007, and therefore are included in fulfillment partner revenue.

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

Reserve for returns, allowance for doubtful accounts and the reserve for obsolete and damaged inventory.  Our management must make estimates of potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.6 million and $2.1 million as of December 31, 2006 and September 30, 2007, respectively.

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.1 million and $2.4 million as of December 31, 2006 and September 30, 2007, respectively.

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2006, our inventory balance was $20.3 million, net of allowance for obsolescence or damaged inventory of $6.6 million.  At September 30, 2007, our inventory balance was $22.4 million, net of allowance for obsolescence or damaged inventory of $2.2 million.

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

We capitalized $7.3 million and $209,000 of costs associated with internal-use software and website development during the three months ended September 30, 2006 and 2007, respectively, which are partially offset by amortization of previously capitalized amounts of $3.6 million and $3.2 million for those respective periods.  During the nine months ended September 30, 2006 and 2007, we capitalized $19.3 million and $1.7 million, respectively, which are partially offset by amortization of previously capitalized amounts of $9.9 million and $10.3 million for those respective periods.

Accounting for income taxes.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006 and September 30, 2007, we have recorded a full valuation allowance of $74.4 million and $83.3 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

Valuation of long-lived and intangible assets and goodwill.  Under SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2006 and September 30, 2007.

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144,  Accounting for the Impairment Long-Lived Assets , and SFAS 142,  Goodwill and Other Intangible Assets,  and determined that goodwill was subject to an impairment loss of approximately $4.5 million during year ended December 31, 2006 and $3.8 million during the nine months ended September 30, 2007 (see Financial Statements—Note 4—“Sale of Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

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

The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of our common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, we recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

An amendment to the Performance Share Plan to allow us to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, we engaged an independent third party valuation group to determine the fair value of the awards on the amendment date. Based on the independent third party valuation, we made the determination on August 7, 2007 to make the payments in the form of common stock, rather than cash. Therefore, we reclassified from their current status as liability awards to equity awards in accordance with FAS 123(R).

We reclassified a liability of approximately $1.5 million related to performance share awards granted prior to the determination to additional-paid-in-capital and recognized additional compensation of approximately $350,000 of compensation expense under the plan in general and administrative expenses for the quarter ended September 30, 2007, based on changes in our estimates regarding the ultimate growth in economic value expected to occur.  During the quarter ended September 30, 2006, compensation expense under the Plan was reduced by $100,000.  For the nine months ended September 30, 2006 and 2007, compensation expense under the plan totaled $800,000 and $1.0 million, respectively.  As of September 30, 2007, we have recognized $1.9 million in total compensation expense under the plan.

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

We adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48.  We are subject to audit by the IRS and various states for the prior 3 years.  We do not believe there will be any material changes in its unrecognized tax positions over the next 12 months. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the quarter ended September 30, 2007.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three and nine months ended September 30, 2006 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
	(as a percentage of total revenue)
Revenue
Direct	36.1%	24.4%	41.5%	27.5%
Fulfillment partner	63.9	75.6	58.5	72.5
Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	32.5	20.5	37.1	23.2
Fulfillment partner	53.9	62.0	49.3	59.8
Total cost of goods sold	86.4	82.5	86.4	83.0
Gross profit	13.6	17.5	13.6	17.0
Operating expense:
Sales and marketing	11.0	5.5	8.4	6.0
Technology	10.3	9.0	9.0	9.5
General and administrative	7.1	6.0	6.9	6.6
Restructuring	—	—	—	2.6
Total operating expenses	28.4	20.5	24.3	24.7
Operating loss	(14.8)	(3.0)	(10.7)	(7.7)
Interest income, net	0.3	0.8	0.6	0.7
Interest expense	(0.7)	(0.6)	(0.7)	(0.7)
Other income, net	(0.0)	(0.1)	(0.0)	(0.0)
Loss from continuing operations	(15.2)%	(2.9)%	(10.8)%	(7.7)%

Comparison of Three and Nine Months Ended September 30, 2006 and 2007

Revenue

Total revenue increased 3%, from $156.9 million during the three months ended September 30, 2006 to $161.9 million during the same period in 2007. During that same period, direct revenue decreased 30%, from $56.6 million in 2006 to $39.4 million in 2007, while fulfillment partner revenue experienced 22% growth, from $100.3 million in 2006 to $122.5 million in 2007.  For the nine-month period ended September 30, total revenue decreased 5% from $494.1 million in 2006 to $468.8 million in 2007.  During that same nine-month period, direct revenue decreased 37%, from $205.0 million in 2006 to $128.7 million in 2007, while fulfillment partner revenue grew 18%, from $289.1 million in 2006 to $340.1 million in 2007.

Gross margin

Gross margins for the three months ended September 30, 2007 increased 390 basis points, from 13.6% in 2006 to 17.5% in 2007.  Total cost of goods sold during the same three-month period decreased $1.9 million or 1% from $135.5 million in 2006 to $133.7 in 2007, resulting in a 32% increase in gross profits (from $21.4 million in 2006 to $28.3 million in 2007).  As a percent of total revenue, cost of goods sold decreased from 86% to 83% for those respective periods, resulting in the improved gross margins.  For the nine-month period ended September 30, 2007, gross margins increased 340 basis points, from 13.6% in 2006 to 17.0% in 2007.  During that same nine-month period, total cost of goods sold decreased 9% from $426.7 million in 2006 to $388.9 million in 2007, resulting in improved gross profits from $67.4 million in 2006 to $79.9 million in 2007, an 18% increase.  As a percent of total revenue, cost of goods sold decreased from 86% to 83% for the nine months ended September 30, 2006 and 2007, respectively.

Cost of goods sold also includes stock-based compensation related to the adoption of SFAS 123(R) of $103,000 and $117,000 during the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, cost of goods sold included stock-based compensation of $308,000 and $338,000 respectively.

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

Direct Gross Margins — Gross profits for our direct business grew 15% from $5.5 million in 2006 to $6.3 million for the three months ended September 30, 2007. Gross margins for our direct business increased from 9.7% to 16.0% for those respective periods. For the nine-month periods ended September 30, 2006 and 2007, gross profits for our direct business totaled $21.8 million and $19.9 million, respectively, a 9% decrease.  Gross margins for our direct business increased from 10.6 % in 2006 to 15.5% in 2007.  The lower gross profits are the result of direct revenue being down 37% from last year, primarily due to a significant reduction in direct inventory. However, gross margins have increased at the same time, since the remaining inventory in general turns faster and has higher profitability.  Gross margins have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs — see further discussion in the following section entitled “Fulfillment Costs”) to 7% of sales, a 180 basis point improvement from 8.8% of sales in the first nine months of 2006.

Fulfillment Partner Gross Margins — Our fulfillment partner business generated gross profits of $15.8 million and $22.0 million, for the three months ended September 30, 2006 and 2007, respectively, an increase of 39%.  Gross margins for the fulfillment partner business also increased from 15.8% in 2006 to 18.0% in 2007 for those respective periods.  For the nine month-periods ended September 30, 2006 and 2007, our fulfillment partner business generated gross profits of $45.6 million and $60.0 million, respectively, a 32% improvement.  Gross margins for fulfillment partner business increased from 15.8% in 2006 to 17.6%

in 2007 for those respective periods.  This increase in gross profit dollars is the result of the 15% increase in fulfillment partner revenue combined with increased gross margins. The increase in partner gross margins is the result of better product pricing and improvements in partner fulfillment costs, particularly the cost of customer service.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry:

	Three months ended September 30,				Nine months ended September 30,
(in thousands)	2006		2007		2006		2007
Total revenue	$156,885	100%	$161,930	100%	$494,121	100%	$468,827	100%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	123,187	78%	124,124	77%	384,469	78%	357,893	76%
Fulfillment costs	12,333	8%	9,545	6%	42,225	8%	31,055	7%
Total cost of goods sold	135,520	86%	133,669	83%	426,694	86%	388,948	83%

Gross profit	$21,365	14%	$28,261	17%	$67,427	14%	$79,879	17%

As displayed in the above table, fulfillment costs during the three months ended September 30, 2006 and 2007 were $12.3 million and $9.5 million, respectively, or 8% and 6% of total revenue for those respective periods. For the nine months ended September 30, 2006 and 2007, fulfillment costs totaled $42.2 million and $31.1 million, respectively, or 8% and 7% of total revenue for those respective periods.  Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

The decrease in fulfillment costs in 2007 has been the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

Operating expenses

Sales and marketing.  Sales and marketing expenses totaled $17.3 million and $8.8 million (49% decrease) for the three months ended September 30, 2006 and 2007, respectively, representing 11% and 5% of total revenue for those respective periods. For the nine months ended September 30, 2006 and 2007, sales and marketing expenses totaled $41.9 million and $28.1 million (33% decrease), respectively, representing 8% and 6% of total revenue for those respective periods, down 250 basis points this year.  We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns.

Costs associated with our discounted shipping promotions are not included in marketing expense (they are accounted for as a reduction of revenue and therefore affect sales growth and gross profit).  We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $77,000 and $85,000 during the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, sales and marketing expenses included stock-based compensation of $225,000 and $248,000, respectively.

Technology expenses.  Technology expenses decreased 10%, from $16.2 million in 2006, to $14.6 million for the same three-month period ended September 30, 2007, representing 10% and 9% of total revenue for those respective periods. For the nine months ended September 30, 2006 and 2007, technology expenses totaled $44.5 million and $44.8 million (1% increase), respectively, representing 9% of total revenue for those respective periods.

Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $173,000 and $195,000 during the three months ended September 30, 2006 and 2007, respectively.  For the nine months ended September 30, 2006 and 2007, technology expenses included stock-based compensation of $513,000 and $560,000, respectively.

The year-over-year decrease in technology expenses in the third quarter relates to decreased depreciation expense. Although we continue to invest in new development and enhancements to our existing systems, we believe that our overall technology costs will continue to decrease in 2007 as depreciation decreases.

General and administrative expenses.  General and administrative (“G&A”) expenses decreased 13%, from $11.1million to $9.7 million during the three months ended September 30, 2006 and 2007, respectively, representing approximately 7% and 6% of total revenue for each of the respective periods. For the nine months ended September 30, 2006 and 2007, G&A expenses totaled $34.0 million and $30.8 million (9% decrease), respectively, representing 7% of total revenue for both periods.  The decrease in G&A expenses this quarter relates to decreases in corporate facilities costs, payroll-related expenses, professional fees, merchandising, legal and finance costs as we have made reductions to our corporate office space and headcount over the past nine months.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation) during the nine months ended September 30, 2007 were $24.3 million, compared to similar non-cash expense of $24.4 million for the nine months ended September 30, 2006. We estimate that that these non-cash expenses for the 2007 year will be approximately $33-$34 million.

Overall, our operating expenses were down 26% in the third quarter over the previous year, while revenue was up 3% and gross profits were up 32%.

We incurred stock-based compensation within general and administrative expenses of approximately $689,000 and $779,000 for the three months ended September 30, 2006 and 2007, respectively. For the nine months ended September 30, 2006 and 2007, G&A expenses included stock-based compensation expense of $2.0 million and $2.2 million, respectively.

Restructuring expenses.  During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance.  The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses during the third quarter of 2007. (see Financial Statements—Note 3—“Restructuring Expenses”).

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

Although there were no restructuring charges in the third quarter, during the nine months ended September 30, 2007, we recorded $8.0 million of restructuring charges related to the termination of a logistics services agreement, an agreement to terminate a lease related to our vacated warehouse facilities in Indiana and abandonment and marketing for sub-lease office and data center space in the current corporate office facilities.  We also recorded an additional $2.4 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and data center space and $2.0 million of other restructuring charges, primarily related to consolidation of office space in the current corporate office facilities, relocation of a data center and employee severance (see Financial Statements—Note 3—“Restructuring Expense”).

Non-operating income (expense)

Interest income, interest expense and other income (expense).  Interest income derived from the investment of our cash in short-term investments was $459,000 and $1.3 million for the three months ended September 30, 2006 and 2007, respectively. For the nine months ended September 30, 2006 and 2007, interest income totaled $3.0 million and $3.4 million, respectively.  During Q2 of 2006, we recorded $1.9 million of interest income related to the sale of Foreign Notes (see Financial Statements—Note 5—“Marketable Securities”).  Excluding the gain on Foreign Notes during the first nine months of 2006, interest income is up $2.3 million in the first nine months of 2007.  This is due to both an increase in total cash and in interest rates in 2007 from 2006, and from interest income earned from our notes receivable related to the sale of our OTravel business in the second quarter of 2007 (see Financial Statements—Note 4—“Sale of Discontinued Operations”).

Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $1.1 million during the three months ended September 30, 2006 to $1.0 million during the same period in 2007.  For the nine months ended September 30, 2006 and 2007, interest expense totaled $3.6 million and $3.1 million, respectively.  The decrease in interest expense is due primarily to the fact that we had $20 million of borrowings outstanding on our inventory line of credit in the first quarter of 2006, and no borrowings outstanding during the same period in 2007.

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

Sale of discontinued operations

As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.  The loss from discontinued operations for OTravel was $708,000 and zero for the three months ended September 30, 2006 and 2007, respectively and $2.6 million and $3.9 million (including $3.8 million related to impairment of goodwill recorded in the first quarter of 2007), for the nine months ended September 30, 2006 and 2007, respectively.

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

Income taxes

Income taxes.  For the nine months ended September 30, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and September 30, 2007, we had net operating loss carryforwards of approximately $145.2 million and $174.5 million, respectively, which may be used to offset future taxable income. An additional $14.4 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$157,930	$148,967	$161,930
2006	178,044	159,192	156,885	$294,029
2005	165,881	150,638	167,779	315,018
2004	82,078	87,792	103,444	221,321

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. During 2006, we received $64.4 million from two private stock offerings in May and December. At September 30, 2007, our cash and cash equivalents balance was $74.1 million and we had $16.8 in marketable securities, for a total of $91.0 million of cash, cash equivalents and marketable securities.

Our operating activities resulted in net cash inflows of $764,000 and net cash outflows of $2.5 million for the three months ended September 30, 2006 and 2007, respectively. For the nine months ended September 30, 2006 and 2007, operating activities resulted in net cash outflows of $78.2 million and $45.8 million, respectively.  We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first nine months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance over the first nine months of each year.

Due to the strong effect of seasonality on our cash and marketable securities balance, we believe that the best measure of our cash flow is on a TTM basis. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.  Over the trailing twelve months ended September 30, our operating activities resulted in net cash outflows of $20.5 million in 2006 and net cash inflows of $6.2 million in 2007, respectively. This $26.7 million improvement is largely the result of a $46.4 million decrease in our inventory balance (from $68.8 million down to $22.4 million) over the past twelve months.

The primary use of cash and cash equivalents during the three months ended September 30, 2006 was to fund our operations, including net losses of $24.5 million, as well as the change in accrued liabilities of $3.3 million. This was offset by the cash provided from changes in receivables, inventory, and accounts payable of $1.5 million, $6.0 million, and $11.7 million, respectively.

For the three months ended September 30, 2007, the primary use of cash and cash equivalents during the three months ended September 30, 2007 was to fund our operations, including net losses of $4.7 million, as well as changes in inventory, prepaid inventory, prepaid expenses, and accrued liabilities of $7.0 million, $2.9 million, $1.5 million, and $566,000, respectively. This was offset by cash provided from the change in accounts payable of $5.0 million.

Net cash used in operating activities for the nine months ended September 30, 2006 totaled $78.3 million which included the funding of our net losses of $56.2 million (which includes loss from discontinued operations of $2.6 million, depreciation and amortization of $20.8 million and stock-based compensation of $3.8 million), as well as changes in accounts payable and accrued liabilities of $53.5 million and $26.9 million, respectively.  Net cash used in operating activities was partially offset by cash provided from the changes in accounts receivable, inventories and prepaid inventory of $2.9 million, $24.5 million and $5.6 million, respectively.

For the nine months ended September 30, 2007, the net cash used in operating activities of $45.8 million was mainly due to our net losses of $39.9 million (which includes loss from discontinued operations of $3.9 million, depreciation and amortization of $22.8 million, stock-based compensation of $4.9 million and restructuring charges of $12.3 million,) and changes in inventory, prepaid inventory, prepaid expenses, accounts payables and accrued liabilities of $2.1 million, $2.8 million, $2.8 million, $27.6 million and $19.0 million, respectively.  The operating outflows for the same period were offset mainly by operating cash inflows from the change in accounts receivable of $3.7 million.  Due to seasonality, our operating cash flows show a $45.8 million outflow over the first nine months of the year (note that combined payables and accruals have decreased by $46.3 million). Our operating cash flows were a positive $6.2 million for the TTM ending September 30, 2007, versus an outflow of $20.5 million over the same period a year ago.

Investing activities resulted in net cash outflows of $7.8 million and net cash inflows of $1.3 million for the three months ended September 30, 2006 and 2007, respectively. The cash outflows from investing activities in 2006 were the result of expenditures for property and equipment. Investing activities in 2007 resulted from net cash received from the purchases and sales of marketable securities of $1.1 million, and $502,000 of payments received from a note receivable, offset by capital expenditures of $316,000.  For the nine months ended September 30, 2006 and 2007, investing activities resulted in cash inflows of $37.2 million and net cash outflows of $4.0 million, respectively.  Investing activities in 2006 consisted of $56.8 million received from the sale of marketable securities offset by capital expenditures of $19.6 million.  The $4.0 million used in investing activities during the same nine-month period in 2007 resulted from the net cash outflows from purchases and sales of marketable securities of $16.8 million and expenditures of property and equipment of $2.2 million, offset by payments received from a note receivable of $5.2 million and the net proceeds from the sale of OTravel of $9.9 million.

Financing activities resulted in cash inflows of $682,000 and $256,000 during the three months ended September 30, 2006 and 2007, respectively, largely from the proceeds received from the exercise of stock options. For the nine months ended September 30, 2006 and 2007, financing activities resulted in net cash inflows of $24.4 million and net cash outflows of $3.1 million, respectively.  The cash provided in 2006 was primarily from the issuance of common stock for $25.0 million and $2.3 million received from the exercise of stock options. These financing activities were offset by payments for capital leases of $2.9 million.  The net cash used in financing activities in 2007 was primarily due to payments for capital leases of $5.3 million offset by $2.2 million received from the exercise of stock options.

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. In addition, we have revised our consolidated statements of cash flows for periods presented in 2006 to present the operating and investing portion of the cash flows attributable to discontinued operations on a separately identifiable basis.

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

Contractual Obligations and Commitments.  The following table summarizes our contractual obligations as of September 30,

2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
	(in thousands)
Long-term debt arrangements	$77,000	$—	$—	$77,000	$—
Interest on convertible senior notes	13,234	3,850	5,775	3,609	—
Capital lease obligations	3,801	3,801	—	—	—
Operating leases	44,604	8,422	12,345	11,576	12,261
Purchase obligations	31,683	31,683	—	—	—
Line of credit	—	—	—	—	—
Total contractual cash obligations	$170,322	$47,756	$18,120	$92,185	$12,261

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than Year 1	1-3 Years	4-5 Years	Over 5 years
	(in thousands)
Letters of credit	$2,705	$2,705	$—	$—	$—
Total commercial commitments	$2,705	$2,705	$—	$—	$—

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

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at September 30, 2007.

In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of September 30, 2007, $77.0 million of Senior Notes and unamortized debt discount of $1.5 million remain outstanding.

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

In July 2004, we entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of our prepackaged products is performed by a third party within 425,000 square feet in Indiana.  The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years. In February 2007, we gave a nine-month notice of termination of this agreement.  We estimate the termination costs of this agreement at approximately $1.4 million payable in August 2007, which costs include prepayment of 6 months of fees under the agreement and payment of costs associated with improvement and equipment removal (see Financial Statements—Note 3—“Restructuring Expense”).

In December 2005, we entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana.  The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011. In February 2007 we made the determination to close our Indiana warehouse operations.  As a result, our Indiana landlord has agreed to allow a sublease or assumption of the lease on the remaining 300,000 square feet.  We estimated the net cost over the remaining life of this lease (net of any amounts we may receive from sublease) to be $3.2 million at the end of Q1 2007 and recorded a liability under the restructuring program during this quarter. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007 for $1.9 million, resulting in a reversal of restructuring expense of approximately $1.0 million (see Financial Statements—Note 3—“Restructuring Expense”).

In December 2006, we entered into a Co-location Center Agreement (the “OM I Co-location Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT co-location data center to allow us to consolidate other IT data center facilities at the Old Mill Corporate Center II and at our current corporate offices facilities.

The Company leases 561,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012. The Company has also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2007. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

The Amended Credit Agreement requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets. We were in compliance with these covenants at September 30, 2007.

The facility does not provide liquidity to us, as borrowings are required to be completely cash-collateralized.

At September 30, 2007, no amounts were outstanding under the Amended Credit Agreement, and letters of credit totaling $2.7 million were issued on our behalf.

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

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of September 30, 2007. At September 30, 2007, no amounts were outstanding under the WFRF Agreement. As of September 30, 2007, availability under the WFRF Agreement was $8.8 million.

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

At September 30, 2007, we had $74.1 million in cash and cash equivalents and $16.8 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $910,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2007, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at September 30, 2007, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.7 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes of September 30, 2007 was $64.1 million.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2007. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The information set forth under Note 12—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.   RISK FACTORS

Please consider the following risk factors carefully. If any one of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected. In addition, these are not the only risks we face.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $4.7 million and $39.9 million for the three and nine months ended September 30, 2007. As of September 30, 2007, our accumulated deficit was $238.5 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will continue to incur significant operating expenses and some capital expenditures to

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

At September 30, 2007, we had fulfillment partner relationships with approximately 580 third parties whose products we offer for sale on our Website. These products accounted for approximately 72% of the non-BMMG products available. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

We allow our customers to return products and we accept returns of products. We modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed.

If the products that we offer on our Website do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because the some of the products that we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

We face risks relating to our inventory.

We directly purchase some of the merchandise that we sell on our Website. We assume the inventory damage, theft and obsolescence risks, as well as price erosion risks for products that we purchase directly. These risks are especially significant because some of the merchandise we sell on our Website is characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics) and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase. We accept returns of products sold through our fulfillment partners and we have the risk of reselling the returned products.

In the recent past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. To the extent that we rely on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

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

Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We cannot assure you that our efforts to expand our business in this manner will succeed. We have attempted to expand into other areas. Our failure to succeed in these markets or businesses or in other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot assure you that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Website and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

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

In order to obtain future revenue growth and achieve and sustain profitability, we will have to attract and retain customers on cost-effective terms.

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

If the facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition will be harmed.

Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located near our corporate headquarters in Salt Lake City. Although we have designed our back-up system in an effort to avoid or minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

Our Gradient Analytics and Rocker Partners, L.P. litigation may have an adverse effect on our business and financial condition.

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

Our Prime Broker litigation may have an adverse effect on our business and financial condition.

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

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005 for $27.9 million and $7.8 million in cash, respectively. As a result of the note retirements, we recognized a gain of $6.2 million for the year ended December 31, 2005, net of the associated unamortized discount of $1.2 million. As of September 30, 2007, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

We are subject to risks associated with information transmitted through our auctions service.

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. We are aware that private lawsuits seeking to impose liability under a number of these theories have been brought against other companies operating auction sites. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. Our auctions service permits users to make comments regarding other users. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for comments made by users. Recent court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our site.

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

Risks Relating to our Community Site Business.

Our Community site began operation in February 2006 with the introduction of Omuse, an Overstock supported, collaborative writing platform. Omuse allows Community site users to read about and or write “guides” about a universe of subjects in which they may have a particular expertise or interest  The Community site when fully deployed will also have services intended to establish user forum participation, provide customers access to recent news about Overstock and allow users the opportunity to participate in forum reading and writing, to create weblogs or post comments to the weblogs or “blogs” of other site users, or in our Omuse collaborative writing platform. Presently Omuse is the only operating platform on the Community site. The Community site is a new business for us. We cannot ensure that our expansion into this business will succeed. It is a business which allows persons to contribute content within certain guidelines and subject to terms and conditions. We cannot always be in a position to assure that our community users are abiding by these terms and conditions, or be in a position to interdict or remove inappropriate or infringing material. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this site. It is uncertain whether the business will benefit financially from the Community site. The Community site will also expose us to additional risks, including legal and regulatory risks, including, but not limited to, legal actions for possible intellectual property infringement, and claims for libel. Additionally, our entry into the Community site service will require us to compete with established businesses having substantially greater experience in the Community site service business and which have substantially greater resources than we have.

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

Our common stock has been publicly traded only since May 30, 2002. The market price of our common stock has been subject to significant fluctuations since the date of our initial public offering. These fluctuations could continue. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the market price of our securities may decline. Some of the factors that could affect the market price of our securities are as follows:

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

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., UBS Financial Services, Inc and Lehman Brothers Holding Inc. In September 2007, we filed an amended complaint adding Lehman Brothers, Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or other take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

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

Dated: November 7, 2007