Form 10-K/A
period 2006-12-31
OVERSTOCK.COM, INC
filed 2008-03-17
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K/A is incorporated by reference to the Registrant’s proxy statement for the 2007 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

Overstock.com, Inc. (also referred to as the “Company, ” “We,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”), originally filed with the Securities and Exchange Commission on March 14, 2007, for the purpose of providing currently dated 302 and 906 certifications, as the dates on the 906 certifications were omitted from the original filing.

The information set forth in our financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-K. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and reflects only the changes to the 302 and 906 certifications mentioned above. No other information included in this form 10-K/A, including the information set forth in Part 1, has been modified or updated in any way.

OVERSTOCK.COM, INC.

ANNUAL REPORT ON FORM 10-K/A

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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K/A, including those described in Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.                    BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading “Risk Factors” and elsewhere in this Form 10-K/A.

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

Business Restructuring

During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, “Financial Statements”—Note 4—”Restructuring Expenses”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale. At December 31, 2006, we accrued a liability of $5.9 million associated with the facilities consolidation and restructuring program, including $5.5 million related to lease termination costs and $450,000 related to the asset retirement obligation (see Item 15 of Part IV, “Financial Statements”—Note 9—”Asset Retirement Obligation”), all of which is to be paid during the first quarter of 2007.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described below, and all other information in this Form 10-K/A and in any reports we file with the SEC after we file this Form 10-K/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K/A could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K/A.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

We lease approximately 154,000 square feet of office space for our corporate headquarters, customer service operations and ancilliary computer facilities in Salt Lake City, Utah. We also lease space in a co-location facility to house our primary computer infrastructure in Salt Lake City.

In July 2005, we entered into a Colocation Center Agreement (the “Colocation Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for a data center and co-location facility. In November 2006, we made a determination to consolidate our facilities and began negotiations to terminate the lease of the new co-location facility (see Item 15—”Financial Statements”—Note 4 “Restructuring Expense”), and on February 1, 2007, we terminated the lease agreement effective as of December 29, 2006. Currently, our primary computer infrastructure remains at our original co-location facility in Salt Lake City.

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

During the last three years, except as previously reported in a Quarterly Report on Form 10-Q, Annual Report on Form 10-K or current Report on Form 8-K and amendments to those reports, the Company did not sell any equity securities that were not registered under the Securities Act.

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

(1)             Effective January 1, 2006, we adopted SFAS 123(R). We recognized stock-based compensation of $4.1 million in 2006.

(2)             During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (Item 15 of Part IV, “Financial Statements”—Note 4—”Restructuring Expense”). The planned actions include the termination of a co-location data center lease, marketing of the current office facilities for sub-lease and marketing non-core businesses for sale.

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

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million. See Item 15 of Part IV, “Financial Statements”—Note 6—“Marketable Securities”.

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

Under SFAS No. 133, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes was recorded as a component of other comprehensive income (loss). For the year ended December 31, 2005, the combined overall fair value of the Foreign Notes decreased $1.5 million. The decrease was attributable to changes in the fair value of the conditional coupon resulting in a loss of $2.6 million, which was recorded in net income, and changes in fair value of the bond instrument resulting in a gain of $1.1 million, which was recorded as a component of other comprehensive income (loss) in the Balance Sheet. See Item 15 of Part IV, “Financial Statements”—Note 6—“Marketable Securities”.

Interest expense is comprised largely of interest expense related to our convertible notes, capital leases and our line of credit. Interest expense increased from $775,000 during the year ended December 31, 2004 to $5.6 million during the year ended December 31, 2005, primarily as a result of the interest expense related to our convertible senior notes issued in November 2004.

We recorded other expense, net of $49,000 and other income, net of $4.7 million for the years ended December 31, 2004 and 2005, respectively. The gain realized during the year ended December 31, 2005 resulted from the retirement of $43.0 million of the 3.75% Convertible Senior Notes which occurred during the second  and fourth quarters of 2005, resulting in a combined net gain of $6.2 million. See Item 15 of Part IV, “Financial Statements”—Note 13—“3.75% Convertible Senior Notes”.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report  which appears in this Form 10-K/A.

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

10.15

Lease Amendment#1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 28, 2000. (incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.16

Commencement of Lease Amendment#1 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 25, 2000 (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.17

Lease Amendment#2 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated November 12, 2001.(incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.18

Lease Amendment#3 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated July 23, 2002.(incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.19

Lease Amendment#4 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated August 19, 2002.(incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.20

Lease Amendment#5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.(incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

10.21

Lease Amendment#6 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated December 23, 2002.(incorporated by reference to Exhibit 10.28 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).

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

10.33

Registration Rights Agreement, dated November 23, 2004 by and among Overstock.com, Inc., Lehman Brothers., Piper Jaffray & Co., Legg Mason Wood Walker Incorporated and WR Hambrecht+ Co, LLC (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on November 24, 2004).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE	Chief Executive Officer (Principal Executive	March 14, 2008
Patrick M. Byrne	Officer), Chairman of the Board

/s/ DAVID K. CHIDESTER	Senior Vice President, Finance (Principal	March 14, 2008
David K. Chidester	Financial Officer and Principal Accounting Officer)

/s/ ALLISON H. ABRAHAM*	Director	March 14, 2008
Allison H. Abraham

* by David K. Chidester, pursuant to a power of attorney

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

Overstock.com, Inc.

Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2004	2005	2006
Revenue
Direct revenue	$213,210	$324,875	$303,202
Fulfillment partner revenue	281,425	474,441	484,948
Total revenue	494,635	799,316	788,150
Cost of goods sold
Direct(1)	184,964	282,383	284,943
Fulfillment partner	243,468	400,057	408,407
Total cost of goods sold	428,432	682,440	693,350
Gross profit	66,203	116,876	94,800
Operating expenses:
Sales and marketing(1)	40,559	77,155	70,897
Technology(1)	8,509	27,901	65,158
General and administrative(1)	22,024	33,043	46,837
Restructuring			5,674
Total operating expenses	71,092	138,099	188,566
Operating loss	(4,889)	(21,223)	(93,766)
Interest income, net	1,173	(270)	3,566
Interest expense	(775)	(5,582)	(4,765)
Other (expense) income, net	(49)	4,728	81
Loss from continuing operations	(4,540)	(22,347)	(94,884)
Discontinued operations (Note 5):
Loss from discontinued operations	—	(2,571)	(6,882)
Net loss	(4,540)	(24,918)	(101,766)
Deemed dividend related to redeemable common stock	(188)	(185)	(99)
Net loss attributable to common shares	$(4,728)	$(25,103)	$(101,865)
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.26)	$(1.16)	$(4.67)
Loss from discontinued operations	$—	$(0.13)	$(0.34)
Net loss per common share—basic and diluted	$(0.26)	$(1.29)	$(5.01)
Weighted average common shares outstanding—basic and diluted	17,846	19,429	20,332

(1)             Includes stock-based compensation from employee options as follows:

Cost of goods sold—direct	$36	$6	$412
Sales and marketing	26	4	301
Technology	60	11	684
General and administrative	238	51	2,723

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

	Three Months Ended
	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$67,884	$60,064	$68,449	$128,478	$79,710	$68,770	$56,564	$98,158
Fulfillment partner revenue	97,997	90,574	99,330	186,540	98,334	90,422	100,321	195,871
Total revenue	165,881	150,638	167,779	315,018	178,044	159,192	156,885	294,029
Cost of goods sold
Direct	58,262	51,567	59,169	113,385	70,703	61,473	51,037	101,730
Fulfillment partner	82,857	76,375	83,317	157,508	84,587	75,411	84,483	164,926
Total cost of goods sold	141,119	127,942	142,486	270,893	154,290	136,884	135,520	266,656
Gross profit	24,762	22,696	25,293	44,125	23,754	22,308	21,365	27,373
Operating expenses:
Sales and marketing	16,826	14,499	17,039	28,791	12,659	11,911	17,282	29,045
Technology	4,099	6,103	7,960	9,702	13,424	14,897	16,157	20,680
General and administrative	7,346	7,566	8,397	9,771	11,850	11,050	11,078	12,859
Restructuring	—	—	—	—	—	—	—	5,674
Total operating expenses	28,271	28,168	33,396	48,264	47,933	37,858	44,517	68,258
Operating loss	(3,509)	(5,472)	(8,103)	(4,139)	(14,179)	(15,550)	(23,152)	(40,885)
Interest income, net	644	896	(1,690)	(120)	315	2,215	459	577
Interest expense	(1,445)	(1,517)	(1,264)	(1,356)	(1,267)	(1,275)	(1,096)	(1,127)
Other income (expense), net	—	4,170	11	547	—	(1)	(6)	88
Loss from continuing operations	(4,310)	(1,923)	(11,046)	(5,068)	(15,131)	(14,611)	(23,795)	(41,347)
Discontinued operations:
Loss from discontinued operations	—	—	(1,356)	(1,215)	(779)	(1,128)	(708)	(4,267)
Net loss	(4,310)	(1,923)	(12,402)	(6,283)	(15,910)	(15,739)	(24,503)	(45,614)
Deemed dividend related to redeemable common stock	(46)	(47)	(47)	(45)	(33)	(33)	(33)	—
Net loss attributable to common shares	$(4,356)	$(1,970)	$(12,449)	$(6,328)	$(15,943)	$(15,772)	$(24,536)	$(45,614)
Net loss per common share–basic and diluted
Loss from continuing operations	$(0.22)	$(0.10)	$(0.59)	$(0.27)	$(0.78)	$(0.73)	$(1.16)	$(1.95)
Loss from discontinued operations	$—	$—	$(0.07)	$(0.06)	$(0.04)	$(0.05)	$(0.03)	$(0.20)
Net loss per share–basic and diluted	$(0.22)	$(0.10)	$(0.66)	$(0.33)	$(0.82)	$(0.78)	$(1.19)	$(2.15)
Weighted average common shares outstanding–basic and diluted	19,862	19,709	18,844	19,311	19,385	20,159	20,600	21,163

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2004
Deferred tax valuation allowance	$25,315	$2,135	$—	$27,450
Allowance for sales returns	1,110	36,975	35,250	2,835
Reserve for inventory obsolescence	1,138	1,008	823	1,323
Allowance for doubtful accounts	650	976	876	750
Year ended December 31, 2005
Deferred tax valuation allowance	$27,450	$9,135	$—	$36,585
Allowance for sales returns	2,835	62,178	59,437	5,576
Reserve for inventory obsolescence	1,323	4,706	788	5,241
Allowance for doubtful accounts	750	2,202	1,141	1,811
Year ended December 31, 2006
Deferred tax valuation allowance	$36,585	$37,805	$—	$74,390
Allowance for sales returns	5,576	61,401	63,362	3,615
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135