Form 10-Q/A
period 2007-03-31
OVERSTOCK.COM, INC
filed 2008-03-17
CIK 1130713

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

EXPLANATORY NOTE

Overstock.com, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarterly period ended March 31, 2007 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 9, 2007, for the purpose of providing currently dated 302 and 906 certifications, as the dates on the 906 certifications were omitted from the original filing.

The information set forth in our financial statements and the footnotes thereto in this Amendment No. 1 has not been modified or updated in any way from the information in our financial statements and the related footnotes included in the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and reflects only the changes to the 302 and 906 certifications mentioned above. No other information included in this Form 10-Q/A, including the information set forth in Part II, has been modified or updated in any way.

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

Factors that May Affect Future Results

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q/A, and all other information in this Form 10-Q/A and in our other filings with the SEC including those we file after we file this Form 10-Q/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in Item 1A of Part II of this Form 10-Q/A could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-Q/A and in any reports we file with the SEC after we file this Form 10-Q/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-Q/A could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q/A.

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

Dated: March 14, 2008