Form 10-Q/A
period 2007-06-30
OVERSTOCK.COM, INC
filed 2008-03-17
CIK 1130713

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

EXPLANATORY NOTE

Overstock.com, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarterly period ended June 30, 2007 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on August 9, 2007, for the purpose of providing currently dated 302 and 906 certifications, as the dates on the 906 certifications were omitted from the original filing.

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

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Revenue
Direct	$68,770	$43,578	$148,480	$89,279
Fulfillment partner	90,422	105,389	188,756	217,618

Total revenue	159,192	148,967	337,236	306,897

Cost of goods sold:
Direct (1)	61,473	36,321	132,176	75,641
Fulfillment partner	75,411	86,343	158,998	179,638

Total cost of goods sold	136,884	122,664	291,174	255,279

Gross profit	22,308	26,303	46,062	51,618

Operating expenses:
Sales and marketing (1)	11,911	7,962	24,570	19,246
Technology (1)	14,897	15,237	28,321	30,210
General and administrative (1)	11,050	10,429	22,900	21,118
Restructuring	—	6,194	—	12,283

Total operating expenses	37,858	39,822	75,791	82,857

Operating loss	(15,550)	(13,519)	(29,729)	(31,239)

Interest income	2,215	1,078	2,530	2,068
Interest expense	(1,275)	(1,027)	(2,542)	(2,056)
Other income, net	(1)	—	(1)	—

Loss from continuing operations	(14,611)	(13,468)	(29,742)	(31,227)
Loss from discontinued operations	(1,128)	(300)	(1,907)	(3,924)

Net loss	(15,739)	(13,768)	(31,649)	(35,151)
Deemed dividend related to redeemable common stock	(33)	—	(66)	—

Net loss attributable to common shares	$(15,772)	$(13,768)	$(31,715)	$(35,151)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.72)	$(0.57)	$(1.50)	$(1.32)
Loss from discontinued operations	$(0.06)	$(0.01)	$(0.10)	$(0.17)
Net loss per common share — basic and diluted	$(0.78)	$(0.58)	$(1.60)	$(1.49)
Weighted average common shares outstanding — basic and diluted	20,159	23,689	19,774	23,642

(1) Includes stock-based compensation from options as follows:
Cost of goods sold — direct	$109	$114	$205	$221
Sales and marketing	$79	$85	$149	$163
Technology	$181	$188	$340	$365
General and administrative	$719	$750	$1,352	$1,461

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Note 12—“Commitments and Contingencies”, subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q/A is incorporated by reference in answer to this Item.

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