Form 10-Q/A
period 2007-09-30
OVERSTOCK.COM, INC
filed 2008-03-17
CIK 1130713

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

EXPLANATORY NOTE

Overstock.com, Inc. (also referred to as the “Company,” “we,” or “our”) is filing this Amendment No. 1 (the “Amendment No. 1”) to our Form 10-Q for the quarterly period ended September 30, 2007 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 7, 2007, for the purpose of providing currently dated 302 and 906 certifications, as the dates on the 906 certifications were omitted from the original filing.

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