Form 10-K
period 2007-12-31
OVERSTOCK.COM, INC
filed 2008-03-17
CIK 1130713

Use these links to rapidly review the document
INDEX
Financial Statements
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2007), was approximately $160.4 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 14, 2008 there were 22,712,522 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2008 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

OVERSTOCK.COM, INC.

ANNUAL REPORT ON FORM 10-K

        Overstock.com and Worldstock are registered trademarks, and Worldstock.com, Club O and Overstock.com Wholesale are trademarks of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

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

  •
  our belief that we can internally develop cost-effective branding campaigns;

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

  •
  the potential effects of our facilities consolidation and restructuring program and of the various actions we have taken in connection with that program;

  •
  the possibility that we will relocate our corporate offices;

  •
  statements about our community site business and its anticipated functionality;

  •
  our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services.

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K, including those described in Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.    BUSINESS

        The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

        We are an online closeout retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games ("BMMG"). We also operate as part of our Website an online auction site—a marketplace for the buying and selling of goods and services—as well as an online site for listing cars for sale.

        Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 63,000 products under multiple departments under the Shopping section of our Website, and offer almost 724,000 media products in the Books etc. department on our Website.

        Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We utilize the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop discount shopping destination for products and services sold through the Internet.

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

  •
  incorrect estimates of consumer demand lead to overproduction; and

  •
  changes in a retailer's financial situation or strategy result in cancelled orders.

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

        However, we believe that the market for online liquidation is characterized by a limited number of competitors, some of which utilize an auction model to price their goods. Furthermore, we believe that many of the online companies that do offer overstock or liquidation merchandise are focused on single product lines.

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

The Overstock Solution

        Overstock provides manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Key advantages for manufacturers liquidating their excess inventory through Overstock include:

  •
  Resolution of channel conflict.  Channel conflicts arise when a manufacturer's excess inventory is sold through the same channel as their full-priced product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer's full-priced product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using Overstock, manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their full-priced products.

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

  •
  Improved transaction experience.  By having a reliable inventory clearing channel, manufacturers are able to more quickly and easily dispense of their excess merchandise, raw materials or production capacity.

        Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

  •
  High quality and broad product selection.  Much of the merchandise offered on our Website is from well-known, brand-name manufacturers. In the Shopping section of our Website, we currently have approximately 63,000 non-BMMG products and almost 724,000 BMMG products (books, magazines, CDs, DVDs, video cassettes and video games) in eight major departments.

  •
  Convenient access on a secure site.  Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. We do not sell any personal information about our customer base to third parties.

  •
  Responsive customer service and positive shopping experience.  Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of e-mail messages within one business day. For our consumer business, we include a return shipment label in our customer's shipment to facilitate product returns and, subject to certain conditions, we allow customers to return most purchased merchandise for a refund. In addition, we continually update and monitor our Website to enhance the shopping experience for our customers.

        Our objective is to become the dominant Internet-based closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination. We are pursuing this objective through the following key strategies:

  •
  Establish strong relationships with manufacturers and distributors.  With the growth in the scale of our operations, we believe we are becoming an efficient liquidation channel for manufacturers and distributors. With scale comes the ability to buy in volume, and we believe manufacturers appreciate our ability to liquidate their products without disturbing their traditional channels. Generally, manufacturers do not want their product offerings sold as heavily discounted, closeout products in brick-and-mortar retailers, as is common today. We believe that as manufacturers learn of our capabilities, they will increasingly recognize the attractiveness of Overstock as an efficient liquidation solution.

  •
  Optimize inventory management through the use of technology.  Our merchandise buyers are supported by proprietary software that provides information on product sales, margins and inventory levels. This technology enables us to make informed decisions and quickly change prices in an effort to maximize sales volume, gross profit and return on inventory capital.

  •
  Optimize online marketing initiatives through the use of technology.  Our marketing team is supported by technologically advanced software supplied by third party vendors, as well as proprietary software that enhances the level of service provided to our customers and takes advantage of the unique characteristics of online distribution. Our software provides us immediate feedback on the effectiveness of various marketing campaigns, allowing us to optimize our online marketing expenditures.

  •
  Loyalty programs.  We have a frequent buyer's club called Club O. Members of Club O pay an annual fee of $29.95 and receive a 5% discount on non-BMMG products and free shipping, along with access to a special customer service hotline. Additionally, in November 2005, we partnered with Chase Card Services to launch an Overstock.com Co-Branded Rewards Visa credit card program, offering our customers a $30 store credit (for existing Club O members) or a free Club O membership for one year (for non-Club O members) and the opportunity to earn rewards certificates to redeem on our Website.

Our Business

        We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a "direct" business and a "fulfillment partner" business (see Item 15 of Part IV, "Financial Statements"—Note 23—"Business Segments"). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the years ended December 31, 2005, 2006, and 2007, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah. During the twelve months ended December 31, 2007, we fulfilled approximately 25% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 730 third parties that post approximately 57,000 non-BMMG products, as well as most of the BMMG products (found in the Books etc. department) on our Website.

        Our revenue from sales from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. During the third quarter, we updated our returns policy. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the product shipped is returned unopened within 30 days of delivery. If the product is returned after 30 days of delivery, is opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics products returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

        Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

        For 2005, 2006 and 2007, the percentages of gross sales contributed by similar classes of products were as follows:

Product class	2005	2006	2007
Home and garden(1)	41%	42%	44%
Jewelry, watches, clothing and accessories	28%	27%	25%
BMMG(2), electronics and computers	23%	23%	23%
Other	8%	8%	8%

Total	100%	100%	100%

    (1)
    Home and garden includes home décor, bedding, bath, furniture, housewares, garden, patio and other related products.

    (2)
    BMMG stands for "Books, Music, Movies and Games".

        Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to the Shopping section of our Website and not necessarily to the Auctions, Cars, or Community sections of our Website.

Auctions business

        We operate an online auction service as part of our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auction service, and for these sales, we record the revenue on a gross basis. Revenue from our auction business is included in the fulfillment partner segment, as it is not significant enough to segregate as its own segment.

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

Business Restructuring

        During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense"). The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. We incurred no restructuring charges during the third or fourth quarters of 2007.

        During fiscal year 2006, we recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated depreciation of leasehold improvements in our current office facilities that we are attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, we recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in our current corporate office facilities.

        We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges.

        Under the restructuring program, we have recorded $18.0 million in restructuring charges through the end of fiscal year 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007, respectively. The costs incurred to date within each restructuring category approximate the costs that we had anticipated at the beginning of the program. We believe that the restructuring program is nearing completion. However, as part of the program, we are still considering a complete relocation of our corporate office facilities, which would result in additional restructuring charges, primarily for lease and contract termination costs.

Cost of goods sold

        Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses and stock-based compensation), credit card fees and customer service costs.

Operating expenses

        Sales and marketing expenses consist of advertising, public relations and promotional expenditures, as well as payroll and related expenses, including stock-based compensation, for personnel engaged in marketing and selling activities.

        Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising. For the years ended December 31, 2005, 2006 and 2007, our advertising expense totaled approximately $75.3 million, $68.1 million and $51.0 million, respectively, representing 98%, 96% and 92% of sales and marketing expenses for those respective periods.

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

Key Relationships

        Manufacturer, Supplier and Distribution Relationships.    It is difficult to establish closeout buying relationships with manufacturers. Trust and experience gained through past interactions are important. We believe our business model reduces the risk to the manufacturer that its discounted products are sold alongside its full-priced products. Our supplier relationships provide us with recognized, brand-name products. The table below identifies some of the brand names that generate significant revenues in various departments:

Anne Klein	Hoover	Random House
AOL Time Warner	Joseph Abboud	RCA
Bissell	JVC	Samsonite
Blue Ridge Home Fashions	Kodak	Seiko
Canon	Mai	Simon & Schuster
Charles David	Movado	Sony
Dyson	Novica	Swiss Army
Fuji	Panasonic	Steve Madden
Hewlett-Packard	Philips	Toshiba

        To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our manufacturer and supplier relationships are based on historical experience with manufacturers and liquidation wholesalers and do not obligate or entitle us to receive merchandise on a long-term or short-term basis. In our direct business, we purchase the products from manufacturers or liquidation wholesalers using standard purchase orders. Generally, suppliers do not control any of the terms under which products are sold through our Website.

Products

Online Products

        Our website is organized into four main sections, namely: Shopping, Auctions, Cars and Community. The Shopping section is organized into eleven main departments:

Furniture	Home
Bedding	Clothing
Jewelery	Watches
Electronics	Sports
Books, etc.	Worldstock
Other

        Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the "Bedding" department currently has the following product categories:

Memory foam	Mattresses
Sheets	Comforters
Blankets	Down bedding
Duvet covers	Pillows

        Each category has several subcategories that further detail the product contained within. For example, under the "Down bedding" category, we have the following subcategories:

Down comforters	Down alternatives
Feather bed	Down pillows
Down Comforter sets

        Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, color photographs, pricing information and customer reviews.

        The number of total products we offer has grown from less than 100 in 1999, to more than 63,000 non-BMMG products and almost 724,000 BMMG products (books, magazines, CDs, DVDs, video cassettes and video games) as of December 31, 2007. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

        Worldstock is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

        General.    When customers place orders on our Website, orders are fulfilled either by a third-party fulfillment partner or directly from our warehouses in Salt Lake City, Utah. We monitor all of these sources for accurate order fulfillment and timely shipment. We currently charge $2.95 per order for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

        Payment Terms.    Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as Paypal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days).

        Fulfillment for Direct Business.    During 2007, we fulfilled approximately 25% of all orders through our leased warehouses in Salt Lake City, Utah. Our warehouse staff generally shipped between 5,000 and 8,000 orders per day, and up to 34,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouses. Our warehouses store approximately 6,000 non-BMMG products offered on our Website. We operate the Salt Lake City warehouses with an automated warehouse management system that tracks the receipt of inventory, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Website relays orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Website shipment of each order. Customers track the shipping status of their packages through links we provide on our Website.

        Fulfillment Partner Business.    During 2007, approximately 75% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently manage approximately 730 entities that collect orders through our Website. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, we handle the majority of the returns for these sales. These third parties relay shipment confirmations to our Website where customers can review shipping and tracking information. From a customer's point of view, all orders through our Website are being shipped by Overstock, including those shipped by our fulfillment partners. We also handle customer service related to all orders through our Website.

Sales and Marketing

        We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, banners, e-mail and direct mail campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We also do brand advertising through television, radio, and print ads. We generally develop these campaigns internally and believe that doing so is cost-effective.

Customer Service

        We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, and returns. Our customer service staff processes approximately 15,000 calls per week and up to approximately 42,000 calls per week during peak periods.

        The same staff processes approximately 15,000 e-mail messages each week and up to approximately 30,000 e-mail messages per week during peak periods, with a turnaround goal of one business day. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives. The demands on our customer service staff increase significantly during peak periods, including the several weeks before and after the Christmas holiday.

Technology

        We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and Verizon, Inc. to obtain connectivity to the Internet over multiple Gig-E and OC48 links. We currently store our data on several Oracle 10g database clusters using Dell and IBM computer hardware connected to multiple large scale EMCs for data storage. Currently, we use Dell and IBM servers for our Website, which are connected to the Oracle database and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. During 2004 we moved our primary computer infrastructure to a co-location facility in Salt Lake City.

        In July 2005, we entered into a Colocation Center Agreement (the "Colocation Agreement") to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for a data center and co-location facility. In November 2006, we made a determination to consolidate our facilities and began negotiations to terminate the lease of the new co-location facility (see Item 15 of Part IV—"Financial Statements"—Note 3 "Restructuring Expense"), and on February 1, 2007, we terminated the lease agreement effective as of December 29, 2006. Currently, our primary computer infrastructure remains at our original co-location facility in Salt Lake City. In December 2006, we entered into a Data Center Agreement (the "OM I Agreement") for an IT data center which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

Competition

        The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

  •
  price;

  •
  product quality and selection;

  •
  shopping convenience;

  •
  order processing and fulfillment;

  •
  customer service; and

  •
  company brand recognition.

        Our liquidation services compete with other online retailers and traditional liquidation "brokers", some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online general retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;

  •
  online specialty retailers such as BlueNile and BackCountry; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co., Inc. and Barnes and Noble, Inc., which may or may not also have an online presence.

        As the market for online liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies who are currently operating or not yet operating online. We are unable to anticipate which other companies are likely to offer services in the future that will compete with the services we provide.

        In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot ensure that we will be able to compete successfully against current and future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").

Intellectual Property

        We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some internationally, some of our trade names are not eligible to receive trademark protection. In addition, effective trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.

Legal and Regulatory Matters

        From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Also, we receive regulatory inquiries from state and federal agencies which might relate to our business practices, our sales of securities, or the activity of our customers or suppliers. Such regulatory matters and commercial litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation or regulatory inquiries, we may be subject to significant damages or equitable remedies or fines relating to the operation of our business and the sale of products on our website. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows. However, we do not currently believe that any of our outstanding litigation will have a material adverse effect on our financial condition or results of operation.

        On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California's unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court's decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court's ruling in our favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. Discovery in this case is currently stayed. We intend to continue to pursue this action vigorously. The court has set a trial date of September 9, 2008.

        On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and certain of our current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California's state securities laws, violations of California's unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On January 30, 2008, Gradient Analytics, Inc. filed a motion for leave to file a cross-complaint against us and Patrick Byrne. The court has not ruled on this motion. The proposed Gradient Analytics cross-complaint alleges that we and Dr. Byrne engaged in violations of California's unfair business practices act, interference with prospective business advantage, and libel. These cases are in the initial stages. We intend to defend these cross-complaints vigorously.

        On May 9, 2006 we received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. On May 17, 2006, Patrick Byrne also received a subpoena from the Securities and Exchange Commission, Salt Lake City District Office. These subpoenas requested a broad range of documents, including, among other documents, all documents relating to our accounting policies, our targets, projections or estimates related to financial performance, our recent restatement of our financial statements, the filing of our complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive our proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of our stock, obtaining paper certificates, and stock loan or borrow of our shares. We and Dr. Byrne have responded to these subpoenas and each continues to cooperate with the Securities and Exchange Commission on this matter.

        On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of "fails to deliver" creates significant downward pressure on the price of a company's stock and that the amount of "fails to deliver" have exceeded our entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California's Unfair Business Practices Act. We are seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants' demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, court denied defendants' motion to strike our claims under California's Securities Anti-Fraud statute and defendants' motion to strike our common law punitive damages claims, but granted in part the defendants' motion to strike Overstock's claims under California's Unfair Business Practices Act, while allowing our claims for injunctive relief under California's Unfair Business Practices Act. The parties have begun discovery in this case. We intend to vigorously prosecute this action.

        On March 29, 2007, we, along with other defendants, were sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC. The suit alleges that we and the other defendants infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems. On April 30, 2007, we filed an answer denying Orion's allegations and a counterclaim asserting that Orion's patent is invalid. The case is in its discovery stages. The court has set a trial date of May 2009. As we have consistently done with similar suits filed by patent trolls, we intend to vigorously defend this action.

        On October 5, 2007, we were served as defendant in a case alleging violations of the Fair and Accurate Credit Transactions Act (the "Act"). The plaintiff alleged that, because we followed an industry practice of displaying to the customer on a confirmation page the expiration date of the customer's credit card while the customer was online and logged into the customer's own account, we have violated certain provisions of the Act which prohibit a merchant from printing the credit card expiration date on a receipt. Filed in the U.S. District Court, Southern District of Illinois, the case was styled as a class action lawsuit on behalf of the nominative plaintiff and all others similarly situated. On November 13, 2007, we moved to dismiss or stay the case or transfer venue. On December 27, 2007, the court dismissed the complaint without prejudice on the basis that the complaint should have been brought under the arbitration agreement between the plaintiff and us. Plaintiff has not appealed the dismissal, and the time for appeal has expired.

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

        Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business (see Item 1A—"Risk Factors").

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

Employees

        As of December 31, 2007, we had 844 full-time employees, including 347 in customer service and fraud prevention, 130 in order fulfillment, 121 in information technology and Website production, 63 in marketing, 116 in merchandising (including auctions and cars), 39 in accounting and finance, and 28 in our executive and administrative department. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload at both our warehouse facility and in our customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive.

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

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $101.8 million and $45.0 million for the years ended December 31, 2006 and 2007. As of December 31, 2007, our accumulated deficit was $243.7 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

        We will continue to incur significant operating expenses and some capital expenditures to:

  •
  enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  expand our customer service capabilities to better serve our customers' needs;

  •
  expand or modify our product offerings;

  •
  rent or terminate warehouse and office space;

  •
  increase our general and administrative functions to support our operations; and

  •
  maintain or increase our sales, branding and marketing activities, including maintaining existing or entering into new online marketing or marketing analytics arrangements, and continuing or increasing our national television and radio advertising and direct mail campaigns.

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

The seasonality of our business places increased strain on our operations.

        We expect a disproportionate amount of our net sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we overstock products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Website within a short period of time due to increased holiday demand, we may experience system interruptions that make our Website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand.

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

        At December 31, 2007, we had fulfillment partner relationships with approximately 730 third parties whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 90% of the non-BMMG products available on our Website. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties' products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

If the products that we offer on our Website do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers' and retailers' excess inventory, we have limited control over some of the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

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

        We purchase inventory from foreign markets and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign vendors may require us to pay higher prices for products, which could negatively affect our gross margins.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

        If we do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may be unable to adequately staff our fulfillment and customer service centers. In addition, we rely on a limited number of companies to deliver inventory to us and to ship orders to our customers. If we are not able to negotiate acceptable terms with these companies, or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.

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

        We plan to begin selling products in international markets, and in the future we may expand into these markets more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

        Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, directories and other Website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these agreements or similar agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

  •
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

  •
  online specialty retailers such as BlueNile and BackCountry;

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co., Inc., and Barnes and Noble, Inc., which may or may not also have an online presence.

Our Website competes with liquidation "brokers" and retailers and online marketplaces such as eBay, Inc.

        We expect the online liquidation services market to become even more competitive as traditional liquidators and online retailers continue to develop services that compete with our services. In addition, manufacturers and retailers may decide to create their own Website to sell their own excess inventory and the excess inventory of third parties. Competitive pressures created by any one of our competitors, or by our competitors collectively, could harm our business, prospects, financial condition and results of operations.

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

We may be accused of infringing intellectual property rights of third parties.

        Other parties also may claim that we infringe their intellectual property rights. We have been subject to, and expect to continue to be subject to, legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, whether or not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

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

        As we begin to sell products internationally, we are subject to risks of doing business internationally as related to our intellectual property, including:

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

        In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock's business for personal profit. In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. In January 2008, Gradient Analytics requested the court that it be allowed to file against us and our Chief Executive Officer, Dr. Patrick Byrne. Dr. Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management's time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

Our Prime Broker litigation may have an adverse effect on our business and financial condition.

        In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers, Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. The use of management's time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

We may be liable if third parties misappropriate our customers' personal information.

        If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers' personal or credit card information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

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

        As part of the sale of our travel business, we now hold senior and junior promissory notes issued by the purchaser. Both of these notes are in the principal amount of $3,000,000. The security on the senior note is the stock of the travel company we sold. There is no security on the junior note, which note also may be subordinated to all other debt of the travel company, and, according to the junior note terms, is not in default so long as the senior debt is outstanding. In the event of default on one or both of these notes, it is possible that stock held as security on the note will have lost some or all of its value. If the purchaser defaults on one or both of these notes, and we are unable to collect or realize comparable value by foreclosing on the stock held as security, the notes could have little or no value.

We have significant indebtedness.

        In connection with our sale of our 3.75% Convertible Senior Notes (the "Senior Notes") in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005. As of December 31, 2007, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Risks Relating to our Auctions Site Business

Our auctions business is a new business.

        Our auctions business began operation in September 2004. The online auctions business is a new business for us, and we cannot ensure that our expansion into the online auctions business will succeed. Our entry into the online auctions business will require us to devote substantial financial, technical, managerial and other resources to the business. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we have.

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

        Like our shopping site business, our auction site business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our auction site business may be affected by other laws and regulations, such as those that expressly apply to online auction site services. Further, because of the wide range of items that users of our auctions service may choose to list on the site, a variety of additional laws and regulations may apply to transactions between users of our site, such as those requiring a license to sell or purchase certain items or mandating particular disclosures in connection with an offer or sale of an item. At least one state recently proposed legislation that sought to prohibit the sale of certain items through internet auction without similar application of the law to traditional retail establishments, online or printed classified advertising publications, or other types of sales list services. To the extent that such current or future laws or regulations prevent or inhibit users from selling items on our auction site, or to the extent these laws discriminate against internet auctions or apply in a discriminatory fashion, they could harm our business.

Our business may be harmed if our auctions business is used for unlawful transactions.

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

Fraudulent activities using our auctions business and disputes between users of our auctions business may harm our business.

        We are aware that other companies operating online auction services have periodically received complaints from users alleging that they have not received the purchase price or the goods they expected to receive and that, in some cases, users have been arrested and convicted for engaging in fraudulent activities using those companies' auction sites. We may receive similar complaints. We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items. We are aware that other companies periodically receive complaints from buyers about the quality of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against them. We may receive similar complaints, requests and communications in connection with our auctions business.

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

        Any significant operational or other difficulties we encounter with our auctions business could damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally. Negative publicity resulting from actual or alleged fraudulent or deceptive conduct by users of our auctions business could also damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

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

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our car listing business, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing business.

Current and future laws could affect our car listing business.

        Like our shopping business, our car listing business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car listing business may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business.

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

        We are aware that other companies operating online car listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ "bait and switch" techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles without accurate descriptions of the condition of the vehicles. We do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting "bait and switch" or other prohibited seller tactics. We are aware that other companies providing similar services periodically receive complaints from vehicle purchasers about the quality of the vehicles they purchase, requesting reimbursement of amounts they have paid, threatening or commencing legal actions against the listing service for damages. We may receive similar complaints, requests and communications, and encounter similar legal actions in connection with our cars listing business, which may harm our business or reputation among consumers.

Risks Relating to our Community Site Business

        Our Community site began operation in February 2006 with the introduction of Omuse, an Overstock supported, collaborative writing platform. Omuse allows Community site users to read about and or write "guides" about a universe of subjects in which they may have a particular expertise or interest. The Community site when fully deployed will also have services intended to establish user forum participation, provide customers access to recent news about Overstock and allow users the opportunity to participate in forum reading and writing, to create weblogs or post comments to the weblogs or "blogs" of other site users, or in our Omuse collaborative writing platform. Presently Omuse is the only operating platform on the Community site. The Community site is a new business for us. We cannot ensure that our expansion into this business will succeed. It is a business which allows persons to contribute content within certain guidelines and subject to terms and conditions. We cannot always be in a position to assure that our community users are abiding by these terms and conditions, or be in a position to interdict or remove inappropriate or infringing material. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this site. It is uncertain whether the business will benefit financially from the Community site. The Community site will also expose us to additional risks, including legal and regulatory risks, including, but not limited to, legal actions for possible intellectual property infringement, and claims for libel.

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

  •
  significant increases in the costs of transportation of goods; and

  •
  governmental regulation.

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

        We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us even though we are engaged in online commerce, and have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

We do not intend to pay dividends on our common stock and you may lose the entire amount of your investment in our common stock.

        We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares. We cannot assure that you will receive a positive return on your investment when you sell your shares or that you will not lose the entire amount of your investment.

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

        We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock's business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers Holdings Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock's common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock's existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

Our stock has consistently been on the Regulation SHO threshold list.

        Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, we have consistently appeared on the Regulation SHO threshold list and have been on the list for more trading days than any other company.

        Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-K and in any reports we file with the SEC after we file this Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Corporate office space

        Through July 2005, we leased 43,000 square feet of office space at Old Mill Corporate Center I for our principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years.

        We entered into a Tenant Improvement Agreement (the "OMIII Agreement") with Old Mill Corporate Center III, LLC (the "Lessor") relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which we paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required us to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

        In 2006, we commenced implementation of a facilities consolidation and restructuring program. Under the program, we recorded $638,000 of accelerated depreciation of leasehold improvements related to our current office facilities that we are attempting to sublease, and $450,000 of costs incurred to return our office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

Logistics and warehouse space

        In July 2004, we entered into a logistics service agreement (the "Logistics Agreement") wherein the handling, storage and distribution of some of our prepackaged products were performed by a third party. The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

        In December 2005, we entered into a warehouse facilities lease agreement (the "License Agreement") to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

        In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007 (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        We lease 561,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012. We also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, we entered into a Co-location Center Agreement (the "Co-location Agreement") to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        In December 2006, we entered into a Data Center Agreement (the "OM I Agreement") to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow us to consolidate other IT data center facilities at the Old Mill Corporate Center II and at our current corporate offices facilities.

        We believe that these facilities will be sufficient for our needs for the next twelve months, subject to seasonal requirements for additional warehouse space during the fourth quarter. Also, we are still considering further consolidation of office space, possibly through a complete relocation of our corporate office facilities.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, "Financial Statements"—Note 12—"Commitments and Contingencies", subheading "Legal Proceedings", contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following persons were executive officers of Overstock.com as of March 1, 2008:

Executive Officers	Age	Position
Patrick M. Byrne	45	Chairman, Chief Executive Officer
Stephen P. Tryon	46	Senior Vice President, Logistics
Jonathan E. Johnson III	42	Senior Vice President, Corporate Affairs and Legal
David K. Chidester	36	Senior Vice President, Finance
Stormy Simon	39	Senior Vice President, Customer Care, PR and Branding
Sam Peterson	32	Senior Vice President, Technology
Jacob Hawkins	32	Senior Vice President, Change Management

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

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Logistics, with primary responsibility for logistics and supervision of the Company's warehouse operations, and most recently, managing the Company's human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr.Tryon received a B.S. in Applied Sciences from the U.S. Military Academy in 1983 and a M.A. in Philosophy from Stanford University in 1992.

        Mr. Jonathan E. Johnson III joined Overstock.com in September 2002. He has served as our General Counsel and as our Vice President, Strategic Projects, and currently serves as our Senior Vice President, Corporate Affairs and Legal and as our Secretary. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Justice Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Mr. David K. Chidester currently serves as our Senior Vice President, Finance (our principal financial and accounting officer). Mr. Chidester served as our Controller from August 1999 to August 2003 and as our Acting Chief Financial Officer from August 2003 to January 2004. Prior to joining Overstock.com, Mr. Chidester was with PricewaterhouseCoopers LLP from December 1995 to August 1999. Mr. Chidester holds a Bachelor of Science Degree in Accounting and a Master's Degree in Business Administration, both from the University of Utah.

        Ms. Stormy Simon currently serves as our Senior Vice President, Customer Care and Strategic Marketing. Ms. Simon previously served as our Vice President, BMMG, Travel and Off-Line Advertising, Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

        Mr. Sam Peterson currently serves as our Senior Vice President, Technology. Mr. Peterson previously served as the Vice President, Software Development from early 2005, and was appointed as Director, Network and Systems Engineering in 2003. Prior to joining Overstock in 1999, Mr. Peterson was involved in creating several start-up internet ventures, including Fitnesoft, Inc.

        Mr. Jacob Hawkins currently serves as Senior Vice President, Change Management. Mr. Hawkins has performed various roles across the organization, including business development, marketing, merchandising, technology, and project management. Prior to joining Overstock.com, Mr. Hawkins worked for Professional Marketing International. Mr. Hawkins holds a Bachelor's degree in Business Management from Brigham Young University and a Masters of Business Administration with an emphasis in information systems from the University of Utah.

        There are no family relationships among any of the current officers and directors of the Company.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Market under the symbol "OSTK". Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2006
First Quarter	35.02	21.60
Second Quarter	30.63	19.00
Third Quarter	22.93	16.03
Fourth Quarter	19.09	13.40
Year Ended December 31, 2007
First Quarter	19.72	14.05
Second Quarter	15.80	19.98
Third Quarter	28.99	17.22
Fourth Quarter	39.39	14.75

        As of March 14, 2008, there were 194 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our Loan and Security Agreement with Wells Fargo Retail Finance, LLC dated December 12, 2005 prohibits us from paying dividends without the consent of the lender.

        During January 2005, the Board of Directors authorized a stock repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of the stock repurchase program to include the repurchase of its Convertible Senior Notes.

        During 2005, we entered into several purchased call options, pursuant to which we could have been required to purchase up to 1.3 million shares of our common stock at certain settlement dates during the quarter ended June 30, 2005. In connection with these repurchase transactions; we paid approximately $47.5 million, which was recorded in shareholders' equity in the consolidated balance sheet.

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

        In January 2008, the Board of Directors an additional repurchase program under which we are authorized to repurchase up to $20.0 million of our common stock and/or Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, we repurchased approximately 1.1 million shares of our common stock in open market transactions for $12.0 million through March 14, 2008. None of the purchases were made during the fourth quarter of 2007.

        We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant's contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. Our matching contribution totaled $261,000, $389,000 and $494,000 during 2005, 2006 and 2007, respectively. Beginning in 2006, our matching contribution was paid using common stock issued from treasury. In addition, for the 2005, 2006 and 2007 years, the board of directors approved a discretionary contribution of 2% of salary to all employees eligible to participate in the plan totaling $342,000, $409,000 and $408,000, respectively. The contributions in 2006 and 2007 were settled with shares of our common stock in the following year.

        Our board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the "Plans"), in May 1999, April 2002 and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of either five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Future awards will be made under the 2005 Equity Incentive Plan. As of December 31, 2007, 608,000 shares were available for future grants under these Plans.

        The following is a summary of stock option activity (amounts in thousands, except per share data):

	2005		2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,512	$12.90	1,299	$18.09	1,011	$18.97
Granted at fair value	220	44.44	183	22.47	762	18.14
Exercised	(298)	8.56	(276)	9.19	(354)	8.81
Canceled/forfeited	(135)	24.08	(195)	30.17	(258)	23.65

Outstanding—end of year	1,299	18.09	1,011	18.97	1,161	20.48

Options exercisable at year-end	739	$11.33	679	$15.74	408	$22.36

        In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to our officers and employees which vest over three years at 25% at the end of the first year, an additional 25% at the end of the second year and 50% at the end of the third year. During 2007, except as previously reported in a Quarterly Report on Form 10-Q, or current Report on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act.

STOCK PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2002 through December 31, 2007 for Overstock.com, Inc., Hemscott's (formerly Media General's) Nasdaq U.S. Index and Hemscott's Internet Software and Services Index. The graph assumes that $100 was invested in Overstock's common stock and the above indices at the closing prices on December 31, 2002. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG OVERSTOCK.COM, INC.,
NASDAQ MARKET INDEX-U.S. AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007, are derived from our consolidated financial statements included elsewhere in this Form 10-K. The consolidated financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004, are derived from audited consolidated financial statements, but are not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2003	2004	2005	2006(1)	2007(4)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$138,134	$213,210	$324,875	$303,202	$195,622
Fulfillment partner revenue	100,811	281,425	474,441	484,948	564,539

Total revenue	238,945	494,635	799,316	788,150	760,161

Cost of goods sold
Direct	124,039	184,964	282,383	284,943	164,368
Fulfillment partner	89,190	243,468	400,057	408,407	468,222

Total cost of goods sold	213,229	428,432	682,440	693,350	632,590

Gross profit	25,716	66,203	116,876	94,800	127,571

Operating expenses:
Sales and marketing	20,228	40,559	77,155	70,897	55,458
Technology	2,549	8,509	27,901	65,158	59,453
General and administrative	14,987	22,024	33,043	46,837	41,976
Restructuring(2)	—	—	—	5,674	12,283

Total operating expenses	37,764	71,092	138,099	188,566	169,170

Operating loss	(12,048)	(4,889)	(21,223)	(93,766)	(41,599)
Interest income, net	461	1,173	(270)	3,566	4,788
Interest expense	(76)	(775)	(5,582)	(4,765)	(4,188)
Other (expense) income, net	115	(49)	4,728	81	(92)

Loss from continuing operations	(11,548)	(4,540)	(22,347)	(94,884)	(41,091)
Discontinued operations(3):
Loss from discontinued operations	—	—	(2,571)	(6,882)	(3,924)

Net loss	(11,548)	(4,540)	(24,918)	(101,766)	(45,015)
Deemed dividend related to redeemable common stock	(262)	(188)	(185)	(99)	—

Net loss attributable to common shares	$(11,810)	$(4,728)	$(25,103)	$(101,865)	$(45,015)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.73)	$(0.26)	$(1.16)	$(4.67)	$(1.73)
Loss from discontinued operations	$—	$—	$(0.13)	$(0.34)	$(0.17)
Net loss per common share—basic and diluted	$(0.73)	$(0.26)	$(1.29)	$(5.01)	$(1.90)
Weighted average common shares outstanding—basic and diluted	16,198	17,846	19,429	20,332	23,704

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,846	$198,678	$55,875	$126,965	$101,394
Marketable securities	11,500	88,802	55,799	—	46,000
Working capital	46,101	267,947	80,162	65,072	71,239
Total assets	98,549	377,543	325,913	256,165	232,529
Total indebtedness	161	117,589	84,676	84,336	82,453
Redeemable common stock	2,978	3,166	3,205	—	—
Stockholders' equity	55,731	169,811	89,749	61,964	26,830

(1)
Effective January 1, 2006, we adopted SFAS 123(R) and recognized stock-based compensation of $4.1 million and $4.5 million in 2006 and 2007, respectively.

(2)
During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

(3)
As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations.The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006 (including a goodwill impairment charge of $4.5 million) and $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million—see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations").

(4)
Includes the correction of an error requiring a change in revenue recognition from ship date to estimated delivery date. This correction resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

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

Recent Developments

        From our inception through the third quarter of 2007, we recorded revenue based on product ship date. In the fourth quarter of 2007, we determined that we should not have recorded revenue until the delivery date. We performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and have determined that the impact of the correction is immaterial to the full year and fourth quarter of 2007 and to all prior periods.

        As a result, we recorded the cumulative effect of this correction in the fourth quarter of 2007. This change resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

        Please see the "Executive Commentary" below as well as the rest of Management's Discussion and Analysis for discussion of other recent developments.

Overview

        We are an online "closeout" retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games ("BMMG"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as an online site for listing cars for sale.

        Our Company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 63,000 products under multiple departments under the shopping tab on our Website, and offer almost 724,000 media products in the Books etc. department on our Website.

        Closeout merchandise is typically available in inconsistent quantities and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We utilize the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop destination for discount shopping for products and services sold through the Internet.

Our Business

        We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business includes both a "direct" business and a "fulfillment partner" business. Some products from our direct segment and fulfillment partner segments are also available in bulk to both consumers and businesses through the Wholesale department on our Website. During the years ended December 31, 2005, 2006 and 2007, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah. During the years ended December 31, 2006 and 2007, we fulfilled approximately 39% and 25%, respectively, of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 730 third parties which post approximately 57,000 non-BMMG products, as well as most of the BMMG products, on our Website.

        Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. During the third quarter of 2007, we updated our returns policy. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, opened or shows signs of wear, the transaction may only be subject to partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

        Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to our shopping site and not necessarily to our auctions or cars tabs sites.

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

Cost of goods sold

        Cost of goods sold consists of the cost of the product, as well as inbound and outbound freight, warehousing and fulfillment costs (including payroll and related expenses and stock-based compensation), credit card fees and customer service costs.

Operating expenses

        Sales and marketing expenses consist primarily of advertising, public relations and promotional expenditures, as well as payroll and related expenses, including stock-based compensation, for personnel engaged in marketing and selling activities.

        Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising. Our advertising expenses totaled approximately $75.3 million, $68.1 million and $51.0 million for the years ended December 31, 2005, 2006 and 2007, respectively, representing 98%, 96% and 92% of sales and marketing expenses for those respective periods.

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

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the "Special Note Regarding Forward-Looking Statements" included elsewhere in this report.

        From our inception through the third quarter of 2007, we recorded revenue based on product ship date. In the fourth quarter of 2007, we determined that we should not have recorded revenue until the delivery date. We performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and have determined that the impact of the correction is immaterial to the full year and fourth quarter of 2007 and to all prior periods.

        We recorded the cumulative effect of this correction in the fourth quarter of 2007. This change resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

        NOTE: all results presented in this commentary and throughout Management's Discussion and Analysis of Financial Condition and Results of Operations include this cumulative adjustment.

        Commentary—Revenue.    Total revenue decreased 4% for the fiscal year 2007 to $760.2 million and 1% for Q4 2007 to $291.3 million. The fulfillment partner business, which accounted for 74% of total revenue, grew 16% for the full year, and 15% in Q4 2007, an improvement from the 2% and 5% growth during the same periods in 2006, respectively. Our direct business, on the other hand, shrunk 35% for the year and 32% in Q4, compared to shrinking 7% and 24% during the same periods in 2006.

        Although our revenue base declined from 2006 levels, we did show progress toward returning to positive revenue growth throughout the year (Q1: -11%, Q2: -6%, Q3: 3%, and Q4: -1%). This was driven primarily through our efforts to become more efficient in our marketing activities, and by nearly doubling our product selection through adding new fulfillment partners, as well as increasing the number of items offered by existing fulfillment partners. This initiative increased the number of products listed on our website to 63,000 non-BMMG products at December 31, 2007 compared to 36,000 at the end of 2006.

        We also announced during the fourth quarter that we are planning to begin selling products in international markets in 2008, first in Canada, and then potentially into other markets. Our initial approach will be to leverage existing partners in each country or region rather than opening our own distribution facilities outside of the United States.

        Commentary—Gross Profit and Gross Margin.    Gross profit dollars increased 35% to $127.6 million in 2007. Gross margin expanded to 16.8% from 12.0%, a 480 basis point improvement, and a historical best for the company. Gross profit improved 74% in the fourth quarter, while total revenue decreased by 1%. Gross margins for each of the quarters and fiscal years during 2006 and 2007 were:

Q1 2006	Q2 2006	Q3 2006	Q4 2006	FY 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007
13.3%	14.0%	13.6%	9.3%	12.0%	16.0%	17.7%	17.5%	16.4%	16.8%

        The improvement in gross margin is primarily due to significant expansion in our direct margins, which were up 1,000 basis points to 16% in fiscal 2007 from 6% in 2006. We significantly reduced our inventory in 2006, and in 2007, we maintained lower levels of inventory by refining the selection of products that we purchase directly to those that turn faster and have higher profitability. We believe that we can continue to do so, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we have seen a substantial improvement in direct and overall gross margin in 2007. With reduced inventory levels, we have also successfully reduced our warehouse space and the related costs, which we expect will assist in our efforts to further improve our direct gross margin.

        While direct gross margin showed sequential improvement in the fourth quarter, overall gross margins decreased from Q3 2007 levels. This was primarily due to heavy shipping promotions and discounts offered during the holiday shopping season. In addition, demand for lower margin products like BMMG, which were up 200 basis points sequentially to 8.6% of gross sales and computers and consumer electronics (C&E) increased during the fourth quarter relative to other categories. Although C&E products typically have lower gross margin, we have aggressively expanded our product offering in this area throughout the year to better meet consumer demand.

        Commentary—Marketing.    While revenues declined by 4% this year, we were able to substantially reduce the dollars spent on marketing (down 22% to $55.5 million during fiscal 2007 from $70.9 million in 2006), and those dollars were spent more efficiently (7% of total revenue during fiscal 2007 versus 9% in 2006). However, with less dollars spent on advertising, the amount of traffic that came to our website was lower compared to 2006, and we believe our revenue growth was impacted throughout the year as a result. During the fourth quarter we decided to invest more heavily in television, radio and print advertising to both strengthen our brand and enhance revenue growth. Marketing expenses in the period were $27.4 million, or 9% of total revenue compared to $29.0 million, or 10% in Q4 2006.

        Commentary—Contribution and Contribution Margin.    Contribution (gross profit dollars less sales and marketing expense) increased 202%, from $23.9 million in 2006 to $72.1 million during fiscal 2007. For the three months ended December 31, 2007, contribution was $20.3 million, a $22.0 million improvement from $(1.7) million during Q4 2006. This was due to the improvements we made in gross margin combined with a slight reduction in total sales and marketing dollars spent. The following table represents our calculation of contribution (in thousands):

	Three months ended December 31,		Twelve months ended December 31,
	2006	2007	2006	2007
Total revenue	$294,029	$291,334	$788,150	$760,161
Cost of goods sold	266,656	243,642	693,350	632,590

Gross profit	27,373	47,692	94,800	127,571
Less: Sales and marketing expense	29,045	27,377	70,897	55,458

Contribution	$(1,672)	$20,315	$23,903	$72,113

Contribution margin	(0.6)%	7.0%	3.0%	9.5%

        Commentary—Technology and G&A costs.    We terminated a long-term computer co-location facility lease in December 2006 and we have reduced corporate headcount during 2007. We have also reduced facilities costs and other expenses by reducing corporate office space. As a result, our combined technology and G&A costs were down 9% for fiscal 2007 and down 23% for Q4 2007 versus 2006.

        Overall, our operating expenses, including sales and marketing and restructuring were down 10% for fiscal 2007 and down 22% for Q4 2007 compared to the previous year.

        Commentary—Operating loss.    Our operating loss for fiscal 2007 was $41.6 million, down 56% from $93.8 million in 2006. For the three months ended December 31, 2007, our operating loss was $5.5 million, down 87% from $40.9 million during the same period last year.

        The 2007 operating loss includes $12.3 million of restructuring costs ($6.1 million in Q1 and $6.2 million in Q2). During 2006, we incurred restructuring costs of $5.7 million during the fourth quarter.

        Commentary—EBITDA (non-GAAP).    EBITDA for fiscal 2007 was $(5.3 million), $50.4 million better than the $(55.7 million) in 2006. For the fourth quarter of 2007, EBITDA was positive $895,000,

a $28.3 million improvement from $(27.4 million) in Q4 2006. We believe that, because our current capital expenditures are significantly lower than our depreciation levels, discussing EBITDA at this stage of our business is useful to us and investors. During 2005 and 2006, we made significant investments in our systems and overall infrastructure. In 2007, capital expenditures were $2.6 million while depreciation expense was $29.5 million, and therefore we believe that EBITDA was a reasonable measure of actual cash used or cash generated by the operations of the business in 2007.

        Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Our measure of "EBITDA" is a non-GAAP financial measure. EBITDA, which we reconcile to "Operating loss" in our income statement, is earnings before interest, taxes, depreciation, amortization and stock-based compensation. EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our operating losses. For further details on EBITDA, see the reconciliation of this non-GAAP measure to our GAAP operating loss below (in thousands):

		Three months ended December 31,		Twelve months ended December 31,
		2006	2007	2006	2007
Operating loss		$(40,885)	$(5,486)	$(93,766)	$(41,599)
Add:	Depreciation and amortization	11,525	6,670	32,327	29,495
	Stock-based compensation expense	1,032	1,136	4,120	4,522
	Stock-based compensation to consultants for service	(8)	(91)	23	189
	Stock-based compensation for performance share plan	—	(900)	—	(550)
	Treasury stock issued to employees as compensation	108	(434)	787	494
	Restructuring costs—asset impairment and depreciation	791	—	791	2,169

EBITDA		$(27,437)	$895	$(55,718)	$(5,280)

        Commentary—Balance Sheet Items.    We ended the year with $147.4 million in cash, cash equivalents and marketable securities, compared to $127.0 million at the end of 2006. Working capital increased to $71.2 million from $65.1 million.

        We ended the year with $25.9 million of inventory (including inventory in-transit of $3.1 million), an increase from the $20.3 million of inventory we had at the end of 2006, but we have been able to turn our inventory more efficiently (inventory turns on the direct business increased from 4.6 times to 6.8 times) due to better inventory management and maintaining a more attractive product selection.

        Commentary—Cash Flows.    For the year ended December 31, 2007, we generated $10.0 million in cash flows from operations compared to cash outflows of $26.3 million during 2006. "Free Cash Flow" (a non-GAAP measure) for the three months ended December 31, 2006 and 2007 totaled $48.2 million and $55.3 million, respectively. For the years ended December 31, 2006 and 2007, free cash flow was $(49.7) million and $7.3 million.

        Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Free cash flow reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to "Net cash provided by (used in) operating activities", is cash flow from operations reduced by "Expenditures for property and equipment". Although we believe that cash flow from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

	Three months ended December 31,		Twelve months ended December 31,
	2006	2007	2006	2007
Net cash provided by (used in) operating activities	$51,949	$55,734	$(26,293)	$9,977
Expenditures for property and equipment	(3,766)	(411)	(23,441)	(2,643)

Free cash flow	$48,183	$55,323	$(49,734)	$7,334

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

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

        Revenue recognition.    We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 15 of Part IV, "Financial Statements"—Note 23—"Business Segments").

        From our inception through the third quarter of 2007, we recorded revenue based on product ship date. In the fourth quarter of 2007, we determined that we should not have recorded revenue until the delivery date. We performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and have determined that the impact of the correction is immaterial to the full year and fourth quarter of 2007 and to all prior periods.

        As a result, we recorded the cumulative effect of this correction in the fourth quarter of 2007. This change resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

        Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

        We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2007 ($ in thousands):

	Year ended December 31, 2007
Change in the Estimate of Average Transit Times (Days)
	Effect on Revenue	Effect on Net Income
-2	$5,866	$909
-1	$2,863	$444
As reported	As reported	As reported
1	$(1,857)	$(288)
2	$(3,507)	$(544)

        We evaluate the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as we are the primary obligor.

        We periodically provide incentive offers to our customers to encourage purchases. Such offers include discount offers, such as percentage discounts off current purchases and other similar offers. Discount offers, when accepted by our customers, are treated as a reduction to the purchase price of the related transaction.

  Direct revenue

        Direct revenue consists of merchandise sold through our Website to individual consumers and businesses that are fulfilled from our leased warehouses.

  Fulfillment partner revenue

        Fulfillment partner revenue consists of merchandise sold through our Website and shipped by third parties directly to consumers and other businesses from warehouses maintained by our fulfillment partners.

        During September 2004, we added an online auction service to our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Our auction business revenues were insignificant in 2005, 2006 and 2007. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment at this early stage of the business.

        During December 2006, we added an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

        Deferred revenue.    We generally require payment by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. We sell gift cards and record related deferred revenue at the time of the sale.

        Reserve for returns.    Total revenue is recorded net of estimated returns. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

        We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.6 million and $5.0 million at December 31, 2006 and 2007, respectively.

        Allowance for doubtful accounts.    From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers' financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.1 million and $2.5 million as of December 31, 2006 and 2007, respectively.

        Reserve for obsolete and damaged inventory.    We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2006, our inventory balance was $20.3 million, net of allowance for obsolescence or damaged inventory of $6.6 million. At December 31, 2007, our inventory balance was $25.9 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million.

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

        During the years ended December 31, 2006 and 2007, we capitalized $21.7 million and $2.0 million, respectively, of costs associated with internal-use software and website development. Amortization of previously capitalized amounts totaled $14.4 million and $13.5 million for those respective periods.

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006 and 2007, we have recorded a full valuation allowance of $74.4 million and $82.7 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

        We adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the year ended December 31, 2007.

        Valuation of long-lived and intangible assets and goodwill.    Under Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2006 and 2007.

        In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets, ("SFAS 144") and SFAS 142 and determined that goodwill was subject to an impairment loss of approximately $4.5 million and $3.8 million during the years ended December 31, 2006 and 2007 (see Financial Statements—Note 4—"Acquisition and Subsequent Discontinued Operations"). These have been recorded as a component of the loss from discontinued operations.

        Stock-based compensation.    As of January 1, 2006, we adopted SFAS 123(R) Share Based Payment ("SFAS 123(R)"), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We have utilized a Black-Scholes-Merton ("BSM") valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

          Expected Volatility:    The fair value of stock options were valued using a volatility factor based on our historical stock prices.

          Expected Term:    For 2005 and 2006 option grants, the expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 option grants, we elected to use the "simplified method" as discussed in Staff Accounting Bulletin ("SAB") No. 107, Share Based Payment ("SAB 107") to develop an estimate of expected term.

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

        Performance Share Plan.    In January 2006 the Board and Compensation Committee adopted the Overstock.com Performance Share Plan, and approved grants to executive officers and certain employees. The Performance Share Plan provides for a three-year period for the measurement of our attainment of certain performance goals.

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

        An amendment to the Performance Share Plan to allow us to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, we determined the fair value of the awards on the amendment date and determined on August 7, 2007 to make the payments in the form of common stock, rather than cash. Therefore, we reclassified awards under the performance share plan from their current status as liability awards to equity awards in accordance with SFAS 123(R).

        As of December 31, 2006, we had accrued $900,000 in total compensation expense under the plan. During the first six months of 2007, we accrued an additional $650,000 related to performance shares granted prior to the determination to make the payments in the form of common stock. We reclassified the total liability of approximately $1.6 million related to performance share awards granted prior to the determination to additional-paid-in-capital in the third quarter of 2007. Over the remaining six months of 2007, we reduced the estimated compensation expense under the plan by $550,000, based on changes in our estimate of growth in economic value over the remaining twelve months of the plan. As of December 31, 2007, we have recorded $1.0 million of expense related to the Performance Share Plan.

        Restricted Stock Units.    In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to our officers and employees which vest over three years at 25% at the end of the first year, an additional 25% at the end of the second year and 50% at the end of the third year.

Recent Accounting Pronouncements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB recently decided to postpone the effective date of SFAS 157 for other non-financial assets and liabilities for one year. SFAS 157 is effective for us as of January 1, 2008 for financial items and January 1, 2009 for other non-financial items. We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We anticipate that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS 160.

        In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123(R), beyond December 31, 2007. We will adopt SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2005, 2006 and 2007:

	Years ended December 31,
	2005	2006	2007
	(as a percentage of total revenue)
Revenue
Direct revenue	40.6%	38.5%	25.7%
Fulfillment partner revenue	59.4	61.5	74.3

Total revenue	100.0	100.0	100.0

Cost of goods sold
Direct	35.3	36.2	21.6
Fulfillment partner	50.1	51.8	61.6

Total cost of goods sold	85.4	88.0	83.2

Gross profit	14.6	12.0	16.8

Operating expenses:
Sales and marketing	9.7	9.0	7.4
Technology	3.5	8.3	7.8
General and administrative	4.1	5.9	5.5
Restructuring	—	0.7	1.6

Total operating expenses	17.3	23.9	22.3

Operating loss	(2.7)	(11.9)	(5.5)
Interest income, net	0.0	0.5	0.6
Interest expense	(0.7)	(0.6)	(0.5)
Other (expense) income, net	0.6	0.0	(0.0)

Loss from continuing operations	(2.8)%	(12.0)%	(5.4)%

Comparison of Years Ended December 31, 2006 and 2007

Revenue

        Total revenue decreased 4% to $760.1 million for the year ended December 31, 2007, from $788.2 million in 2006. During the three months ended December 31, 2006 and 2007, total revenue was $294.0 million and $291.3 million, respectively, a 1% decrease. Direct revenue decreased 35% from $303.2 million in 2006 to $195.6 million in 2007, and comparing the fourth quarters, direct revenue decreased 32%, from $98.2 million in 2006 to $66.9 million in 2007. On the other hand, fulfillment partner revenue experienced 16% growth during fiscal 2007 and 15% growth during the fourth quarter. For the year ended December 31, 2007, fulfillment partner revenue was $564.5 million compared to $484.9 million in 2006. For the three months ended December 31, 2007, fulfillment partner revenue was $224.4 million versus $195.9 million in 2006.

Gross profit and gross margin

        Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct business and fulfillment partners businesses; changes in vendor and / or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross margin on retail sales.

        Gross margin for the twelve months ended December 31, 2007 increased 480 basis points, from 12.0% in 2006 to 16.8% in 2007. Gross profit for the years ended December 31, 2006 and 2007 amounted to $94.8 million and $127.6 million, respectively, a 35.0% increase. For the three-month period ended December 31, 2007, gross margin increased 710 basis points, from 9.3% in 2006 to 16.4% in 2007, and gross profit increased 74% from $27.4 million in 2006 to $47.7 million in 2007. Gross margins for the quarters and fiscal years during 2006 and 2007 were:

Q1 2006	Q2 2006	Q3 2006	Q4 2006	FY 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007
13.3%	14.0%	13.6%	9.3%	12.0%	16.0%	17.7%	17.5%	16.4%	16.8%

        Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $412,000 and $460,000 for the years ended December 31, 2006 and 2007, respectively.

        Direct Gross Profit and Gross Margin—Gross profit for our direct business grew 71% from $18.3 million during the year ended December 31, 2006 to $31.3 million for the same period in 2007. Gross profit for our direct business as a percentage of direct revenue increased from 6.0% in 2006 to 16.0% in 2007. For the three-month periods ended December 31, 2006 and 2007, gross profit for our direct business totaled $(3.6) million and $11.3 million, respectively, a 417% increase. Gross margin for our direct business for those three-month periods increased from -3.6% in 2006 to 16.9% in 2007. Gross margin for our direct business expanded despite direct revenue decreasing 35% for fiscal 2007 and decreasing 32% for the fourth quarter of 2007 compared to the respective periods in 2006. This was primarily due to a significant reduction in direct inventory. However, gross margins have increased at the same time, since the remaining inventory in general turns faster and has higher profitability. Gross margins have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled "Fulfillment Costs") to 6.2% of sales in 2007 compared to 7.7% in 2006, a 150 basis point improvement.

        Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $76.5 million and $96.3 million for the years ended December 31, 2006 and 2007, respectively, a 26% improvement. Gross margin for the fulfillment partner business also increased from 15.8% in 2006 to 17.1% in 2007 for those respective periods. The increase in gross profit dollars for our fulfillment partner business is the result of the 16% increase in fulfillment partner revenue combined with increased gross margin. The increase in partner gross margin is the result of better product pricing and improvements in partner fulfillment costs, particularly the cost of customer service.

Fulfillment costs

        Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as credit card fees and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Years ended December 31,
	2006		2007
Total revenue	$788,150	100%	$760,161	100%

Cost of goods sold
Product costs and other cost of goods sold	632,494	80%	585,514	77%
Fulfillment costs	60,856	8%	47,076	6%

Total cost of goods sold	693,350	88%	632,590	83%

Gross profit	$94,800	12%	$127,571	17%

        As displayed in the above table, fulfillment costs during the years ended December 31, 2006 and 2007 were $60.9 million and $47.1 million, representing 8% and 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

        The decrease in fulfillment costs in 2007 has been the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

Operating expenses

        Sales and marketing.    Sales and marketing expenses totaled $70.9 million and $55.5 million for the years ended December 31, 2006 and 2007, representing 9% and 7% of total revenue for those respective periods. Comparing 2006 and 2007, sales and marketing expenses decreased 22% from 2006 to 2007. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as nation-wide television, print and radio advertising campaigns. Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $301,000 and $336,000 for the years ended December 31, 2006 and 2007, respectively.

        Costs associated with our discounted shipping promotions are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross profit. We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

        Technology expenses.    Technology expenses totaled $65.2 million and $59.5 million for the years ended December 31, 2006 and 2007, respectively (8% of revenue in both years). From 2006 to 2007, technology expenses decreased 9% primarily due to decreased depreciation expense. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $684,000 and $764,000 for the years ended December 31, 2006 and 2007, respectively.

        General and administrative expenses.    General and administrative ("G&A") expenses totaled $46.8 million and $42.0 million for the years ended December 31, 2006 and 2007, respectively, representing approximately 6% of total revenue for both years. Comparing fiscal years 2006 and 2007, general and administrative expenses decreased 10%. The decrease in G&A expenses relates to decreases in corporate facilities costs, payroll-related expenses, professional fees, merchandising, legal and finance costs as we have made reductions to our corporate office space and headcount.

        We incurred stock-based compensation related to the adoption of SFAS 123(R) in 2006 within general and administrative expenses of approximately, $2.7 million, and $3.0 million for the years ended December 31, 2006 and 2007, respectively.

        A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation and excludes non-cash restructuring costs) for the year ended December 31, 2007 were $34.2 million, compared to similar non-cash expense of $37.3 million during 2006. We estimate that that these non-cash expenses for 2008 will be approximately $28-$30 million.

        Overall, our total operating expenses decreased 10% during fiscal 2007 compared to the previous year, while total revenues decreased 4% and gross profit increased 35%.

        Restructuring expenses.    During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses recorded during the third and fourth quarters of 2007 (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        During fiscal year 2006, we recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in our current office facilities that we are attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, we recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges.

Non-operating income (expense)

        Interest income, interest expense and other income (expense).    Interest income is derived from the investment of our cash in short-term investments. Over the last two years, interest income totaled $3.6 million and $4.8 million for the years ended December 31, 2006 and 2007, respectively. Comparing 2006 and 2007, the increase in interest income is due to an increase in total cash and interest rates in 2007, and from interest income earned from our notes receivable related to the sale of our OTravel business which occured in the second quarter of 2007 (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations"). During Q2 of 2006, we recorded $1.9 million of interest income related to the sale of Foreign Notes (see Item 15 of Part IV, "Financial Statements"—Note 5—"Marketable Securities").

        Interest expense is largely related to interest incurred on our convertible notes, capital leases and our credit lines. Interest expense for the years ended December 31, 2006 and 2007 totaled $4.8 million and $4.2 million, respectively. The decrease from 2006 to 2007 is due primarily to the fact that we had $20 million of borrowings outstanding on our inventory line of credit in the first quarter of 2006, and no borrowings outstanding during the same period in 2007.

        Other income (expense) for the year ended December 31, 2006 was income of $81,000 and net expense of $92,000 in 2007.

Sale of discontinued operations

        We determined during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations were classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million and $3.9 million for the years ended December 31, 2006 and 2007, respectively.

        In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business. On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million. There was no additional impairment of goodwill during the year ended December 31, 2007 (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations").

Income taxes

        Income taxes.    For the year ended December 31, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and 2007, we had net operating loss carryforwards of approximately $145.2 million and $164.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total revenues for each of the quarters since 2004 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007	$157,930	$148,967	$161,930	$291,344
2006	178,044	159,192	156,885	294,029
2005	165,881	150,638	167,779	315,018
2004	82,078	87,792	103,444	221,321

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

  Gross Margin

        Total Gross Margin—For the years ended December 31, 2005 and 2006, total cost of goods sold increased $10.9 million or 2%, from $682.4 million in 2005 to $693.4 in 2006, resulting in a decrease in gross profit of 19% (from $116.9 million in 2005 to $94.8 million in 2006) during the same periods. As a percent of total revenue, cost of goods sold increased from 85% to 88% for those respective periods, resulting in decreased gross margin of 14.6% and 12.0% for the years ended December 31, 2005 and 2006, respectively. Cost of goods sold also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $412,000 during the year ended December 31, 2006 compared to $6,000 of stock-based compensation in 2005.

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

        Direct Gross Margin—For the years ended December 31, 2005 and 2006, gross profit for our direct business decreased 57% from $42.5 million in 2005 to $18.3 million in 2006. Gross margin for our direct business decreased from 13.1% to 6.0% for those respective periods. The lower gross margin experienced by the direct business were primarily the result of lowering prices to our customers in an effort to significantly reduce inventory levels, which decreased from $93.3 million at the end of 2005 to $20.3 million at the end of 2006.

        Fulfillment Partner Gross Margin—For the years ended December 31, 2005 and 2006, our fulfillment partner business generated gross profit of $74.4 million and $76.5 million, respectively, an increase of 3%, also resulting in increased gross margin of 15.7% and 15.8% for those respective periods.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry (in thousands):

	Years ended December 31,
	2005		2006
Total revenue	$799,316	100%	$788,150	100%

Cost of goods sold
Product costs and other cost of goods sold	622,509	78%	632,494	80%
Fulfillment costs	59,931	7%	60,856	8%

Total cost of goods sold	682,440	85%	693,350	88%

Gross profit	$116,876	15%	$94,800	12%

        As displayed in the above table, fulfillment costs during the years ended December 31, 2005 and 2006 were $59.9 million and $60.9 million, respectively, or 7.5% and 7.7% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

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

        We believe that our marketing expenditures were less efficient due to overall increases in online marketing rates, as well as the expiration of marketing agreements that we had with several large portals, including MSN, Yahoo and AOL, which are either no longer available or were too expensive for us to justify. In an effort to offset this, we internally developed a search engine optimization tool that we believed would help us manage keyword purchases more efficiently and is intended to help improve conversion rates and our overall marketing efficiency.

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

        We incurred a "stair-step" increase in technology costs over these two years, as we had made significant investments in all of our major systems, with approximately $60 million of capital expenditures in 2005 and an additional $26 million in 2006 (including increases to capital leases). The increases in expense are related primarily to increased depreciation expense, as well as increases in maintenance and support costs, and increased IT personnel, including consultants. These increased expenses resulted in a significant increase in technology expenses as a percent of sales for the full-year 2006.

        General and administrative expenses.    General and administrative ("G&A") expenses increased 42%, from $33.0 million during the year ended December 31, 2005 to $46.8 million during the same period in 2006, representing 4% and 6% of total revenue for each of the respective periods. We incurred stock-based compensation within general and administrative expenses of approximately $2.7 million for the year ended December 31, 2006 compared to $51,000 in stock-based compensation in 2005.

        The increase in G&A expenses in 2006 compared to 2005 related to increases in payroll-related expenses, professional fees, merchandising, legal and finance costs, and also due to increased costs related to our relocation of our corporate offices to larger facilities in the third quarter of 2005.

        A large portion of our technology and general and administrative expenses are now non-cash expenses. Total depreciation and amortization (including amortization of stock- based compensation) in 2006 was $36 million. This compared to only $14 million of similar non-cash expenses in 2005.

        Restructuring expenses.    During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense"). The planned actions included the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale. We recorded $5.7 million of restructuring charges in 2006, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in our current office facilities that we are attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

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

        Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $5.6 million during the year ended December 31, 2005 to $4.8 million during the same period in 2006. The decrease in interest expense was related to the reduction of convertible notes outstanding related to the retirement of $43.0 million of Senior Notes in June and November of 2005 (see Item 15 of Part IV, "Financial Statements"—Note 11—"3.75% Convertible Senior Notes").

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million (see Item 15 of Part IV, "Financial Statements"—Note 5—"Marketable Securities").

        Other income for the year ended December 31, 2005 related primarily to the retirement of $43.0 million of Senior Notes for $35.7 million, which resulted in a recognized gain of $6.2 million.

  Discontinued operations

        As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations have been classified as a discontinued operation and therefore were not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

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

        The following table (in thousands, except per share data) illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company's stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton ("BSM") option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosure for the years ended December 31, 2006 and 2007 are not presented because stock-based payments were accounted for under SFAS 123 (R)'s fair value method during these periods.

Year ended December 31, 2005
Net loss, as reported	$(24,918)
Add: Stock-based employee compensation, as reported	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,996)

Pro forma net loss	$(28,842)

Net loss per common share
Basic and diluted—as reported	$(1.29)
Basic and diluted—pro forma	$(1.48)

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

        Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option ("EITF 00-15"). SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of the adoption of SFAS 123(R), we had fully reserved against any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

        On March 29, 2005, the SEC published SAB 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

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

Quarterly Results of Operations

        The following tables set forth our unaudited quarterly results of operations for the eight most recent quarters for the period ended December 31, 2007, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007(6)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$79,710	$68,770	$56,564	$98,158	$45,701	$43,578	$39,446	$66,897
Fulfillment partner revenue	98,334	90,422	100,321	195,871	112,229	105,389	122,484	224,437

Total revenue	178,044	159,192	156,885	294,029	157,930	148,967	161,930	291,334

Cost of goods sold
Direct	70,703	61,473	51,037	101,730	39,320	36,321	33,160	55,567
Fulfillment partner	83,587	75,411	84,483	164,926	93,295	86,343	100,509	188,075

Total cost of goods sold	154,290	136,884	135,520	266,656	132,615	122,664	133,669	243,642

Gross profit	23,754	22,308	21,365	27,373	25,315	26,303	28,261	47,692

Operating expenses:
Sales and marketing	12,659	11,911	17,282	29,045	11,284	7,962	8,835	27,377
Technology	13,424	14,897	16,157	20,680	14,973	15,237	14,576	14,667
General and administrative	11,850	11,050	11,078	12,859	10,689	10,429	9,724	11,134
Restructuring	—	—	—	5,674	6,089	6,194	—	—

Total operating expenses	37,933	37,858	44,517	68,258	43,035	39,822	33,135	53,178

Operating loss	(14,179)	(15,550)	(23,152)	(40,885)	(17,720)	(13,519)	(4,874)	(5,486)
Interest income, net	315	2,215	459	577	990	1,078	1,291	1,429
Interest expense	(1,267)	(1,275)	(1,096)	(1,127)	(1,029)	(1,027)	(1,029)	(1,103)
Other income (expense), net	—	(1)	(6)	88	—	—	(92)	—

Loss from continuing operations	(15,131)	(14,611)	(23,795)	(41,347)	(17,759)	(13,468)	(4,704)	(5,160)

Discontinued operations:
Loss from discontinued operations	(779)	(1,128)	(708)	(4,267)	(3,624)	(300)	—	—

Net loss	(15,910)	(15,739)	(24,503)	(45,614)	(21,383)	(13,768)	(4,704)	(5,160)
Deemed dividend related to redeemable common stock	(33)	(33)	(33)	—	—	—	—	—

Net loss attributable to common shares	$(15,943)	$(15,772)	$(24,536)	$(45,614)	$(21,383)	$(13,768)	$(4,704)	$(5,160)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.78)	$(0.73)	$(1.16)	$(1.95)	$(0.75)	$(0.57)	$(0.20)	$(0.22)
Loss from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$(0.20)	$(0.16)	$(0.01)	$—	$—
Net loss per share—basic and diluted	$(0.82)	$(0.78)	$(1.19)	$(2.15)	$(0.91)	$(0.58)	$(0.20)	$(0.22)
Weighted average common shares outstanding—basic and diluted	19,385	20,159	20,600	21,163	23,594	23,689	23,726	23,807

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$200,900	$172,091	$170,590	$319,621	$170,362	$165,683	$177,226	$336,942
Number of orders(3)	1,856,000	1,568,000	1,529,000	3,061,000	1,481,000	1,288,000	1,457,000	2,973,000
Number of new B2C customers(4)	638,000	520,000	540,000	1,157,000	473,000	394,000	486,000	1,104,000
Average customer acquisition cost(5)	$19.49	$22.98	$31.22	$25.56	$24.58	$20.20	$18.17	$24.98

(1)
The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2007. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above.

(2)
Gross bookings exclude bookings related to the auctions and cars businesses (shopping business only). We believe that gross bookings is a metric widely used in our industry and by making this metric available to investors, we believe investors are able to compare our performance against others in our industry.

(3)
Number of orders represents the number of individual orders for merchandise through our Website excluding B2B orders.

(4)
Number of new B2C customers represents the number of valid new customer accounts. To establish a valid customer account, a person must provide us with the following information and purchase merchandise on our B2C Website: a unique e-mail address; a unique password; and a verified credit card account number.

(5)
Average customer acquisition cost represents total shopping sales and marketing expense divided by the number of new shopping customers for the period presented (excluding both new customers and marketing costs for the auctions business). We believe that investors may use the average customer acquisition cost metric to determine how efficiently we are able to acquire new customers.

(6)
Includes the correction of an error requiring a change in revenue recognition from ship date to estimated delivery date. This correction resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(as a percentage of total revenue)
Revenue
Direct revenue	44.8%	43.2%	36.1%	33.4%	28.9%	29.3%	24.4%	23.0%
Fulfillment partner revenue	55.2	56.8	63.9	66.6	71.1	70.7	75.6	77.0

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of goods sold
Direct	39.7	38.6	32.5	34.6	24.9	24.4	20.5	19.1
Fulfillment partner	47.0	47.4	53.9	56.1	59.1	57.9	62.0	64.5

Total cost of goods sold	86.7	86.0	86.4	90.7	84.0	82.3	82.5	83.6

Gross profit	13.3	14.0	13.6	9.3	16.0	17.7	17.5	16.4

Operating expenses:
Sales and marketing	7.1	7.5	11.0	9.9	7.1	5.4	5.5	9.4
Technology	7.5	9.4	10.3	7.0	9.5	10.2	9.0	5.1
General and administrative	6.7	6.9	7.1	4.4	6.8	7.0	6.0	3.8
Restructuring	—	—	—	1.9	3.8	4.2	—	—

Total operating expenses	21.3	23.8	28.4	23.2	27.2	26.8	20.5	18.3

Operating loss	(8.0)	(9.8)	(14.8)	(13.9)	(11.2)	(9.1)	(3.0)	(1.9)
Interest income	0.2	1.4	0.3	0.2	0.6	0.7	0.8	0.5
Interest expense	(0.7)	(0.8)	(0.7)	(0.4)	(0.6)	(0.6)	(0.6)	(0.4)
Other income (expense), net	—	(0.0)	(0.0)	0.0	—	—	(0.1)	—

Loss from continuing operations	(8.5)%	(9.2)%	(15.2)%	(14.1)%	(11.2)%	(9.0)%	(2.9)%	(1.8)%

        Total operating expenses gradually increased as a percentage of total revenue each quarter during 2006 primarily as a result of increases in marketing costs and our investment in an improved technology infrastructure. During 2007, total operating expenses as a percentage of total revenue decreased each quarter primarily due to restructuring charges during the first two quarters of 2007, decreases in marketing costs during the first three quarters and the significant drop in technology costs in the fourth quarter.

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

Liquidity and Capital Resources

        Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our convertible senior notes in a transaction event exempt from registration under the Securities Act. During 2006, we received $64.4 million from two stock offerings in May and December. At December 31, 2007, our cash and cash equivalents balance was $101.4 million and we had $46.0 million in marketable securities, for a total of $147.4 million of cash, cash equivalents and marketable securities.

        For the years ended December 31, 2006 and 2007, our operating activities resulted in net cash outflows of $26.3 million and net cash inflows of $10.0 million, respectively. We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

        The primary operating use of cash and cash equivalents during the year ended December 31, 2007 was to fund our net losses of $45.0 million (which includes $50.4 million of loss from discontinued operations and other net non-cash activity), as well as changes in accounts receivables, inventories, and prepaid inventory of $966,000, $5.7 million, and $1.3 million, respectively. This was offset by the cash provided from changes in other long-term assets, accounts payable and accrued liabilities of $471,000, $4.5 million and $7.8 million, respectively. For the year ended December 31, 2006, the primary use of cash and cash equivalents was to fund our operations, including net losses of $101.8 million (which includes $43.3 million of loss from discontinued operations and other net non-cash activity), as well as changes in accounts receivables, accounts payables and accrued liabilities of $2.1 million, $35.2 million and $11.9 million, respectively. This was offset by the cash provided from changes in inventory, prepaid inventory, prepaid expenses, and other long-term assets of $67.0 million, $7.4 million, $1.0 million and $496,000, respectively.

        Investing activities resulted in cash inflows of $33.4 million and cash outflows of $33.5 million for the years ended December 31, 2006 and 2007, respectively. The $33.5 million used in investing activities during fiscal 2007 resulted from the net cash outflows from purchases and sales of marketable securities of $46.0 million and expenditures of property and equipment of $2.6 million, offset by payments received from a note receivable of $5.2 million and the net proceeds from the sale of OTravel of $9.9 million. The cash inflows of $33.4 million from investing activities in 2006 resulted from the sale of marketable securities of $56.8 million, including the sale of our foreign notes of $49.5 million in April 2006, offset by expenditures for property and equipment of $23.4 million. During 2006 we planned to reduce capital expenditures to $10.0 million or less in 2007. We actually spent $2.6 million in capital expenditures. During 2008, we plan capital expenditures of $15.0 million.

        Financing activities resulted in cash inflows of $64.0 million and cash outflows of $2.0 million for the years ended December 31, 2006 and 2007, respectively. The net cash used in financing activities in 2007 was primarily due to payments for capital leases of $5.3 million offset by $3.2 million received from the exercise of stock options. The cash inflows of $64.0 million in 2006 primarily are the result of $64.4 million received from the sale of our common stock and $2.5 million received from the exercise of employee stock options, offset by payments on capital lease obligations of $3.0 million.

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

        Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt arrangements	$—	$—	$—	$77,000	$—	$—	$77,000
Interest on convertible senior notes	2,888	2,888	2,888	2,647	—	—	11,311
Capital lease obligations	4,086	—	—	—	—	—	4,086
Operating leases	7,647	6,238	5,987	5,803	5,526	11,196	42,397
Purchase obligations	12,699	—	—	—	—	—	12,699
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$27,320	$9,126	$8,875	$85,450	$5,526	$11,196	$147,493

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments
	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,805	$—	$—	$—	$—	$—	$2,805

Total commercial commitments	$2,805	$—	$—	$—	$—	$—	$2,805

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

        The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at December 31, 2007.

        In 2005, under the Share Repurchase Program discussed below, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of December 31, 2007, $77.0 million of Senior Notes and unamortized debt discount of $1.4 million remain outstanding.

Capital and Operating Leases

        In June 2005 and 2006, we entered into non-cancelable operating leases for certain computer equipment expiring in April 2008 and June 2008, respectively. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment. The lease obligations also include our obligations for corporate office space, logistics and warehouse space, co-location data center agreement and other operating leases.

Corporate office space

        Through July 2005, we leased 43,000 square feet of office space at Old Mill Corporate Center I for our principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the ten-year term of the new lease is $42.4 million, of which approximately $7.6 million is payable in the next twelve months.

        We entered into a Tenant Improvement Agreement (the "OMIII Agreement") with Old Mill Corporate Center III, LLC (the "Lessor") relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which we paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required us to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

        In 2006, we commenced implementation of a facilities consolidation and restructuring program. Under the program, we recorded $638,000 of accelerated amortization of leasehold improvements related to our current office facilities that we are attempting to sublease, and $450,000 of costs incurred to return our office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges. (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

Logistics and warehouse space

        In July 2004, we entered into a logistics service agreement (the "Logistics Agreement") wherein the handling, storage and distribution of some of our prepackaged products were performed by a third party. The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

        In December 2005, we entered into a warehouse facilities lease agreement (the "License Agreement") to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

        In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007. (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        We lease 561,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012. We have also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, we entered into a Co-location Center Agreement (the "Co-location Agreement") to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        In December 2006, we entered into a Data Center Agreement (the "OM I Agreement") to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow us to consolidate other IT data center facilities at the Old Mill Corporate Center II and at our current corporate offices facilities.

        We believe that these facilities will be sufficient for our needs for the next twelve months, subject to seasonal requirements for additional warehouse space during the fourth quarter. Also, we are still considering further consolidation of office space, possibly through a complete relocation of our corporate office facilities.

Purchase Obligations

        The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2007. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

$30.0 million Credit Agreement

        We have a credit agreement (as amended to date, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer or assets. We were in compliance with these covenants at December 31, 2007.

        Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

        At December 31, 2007, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.8 million were issued on our behalf.

$40.0 million WFRF Agreement

        We are a party to a Loan and Security Agreement (as amended to date, the "WFRF Agreement") with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

        The WFRF Agreement provides for advances to us and for the issuance of letters of credit for our account of up to an aggregate maximum of $40.0 million. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries' assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under our $30.0 million credit facility with Wells Fargo Bank, N.A. The WFRF Agreement contains standard default provisions and expires on December 12, 2008. The conditions to our use of the facility include a 45-day advance notice requirement.

        Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its "prime rate" or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender's approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of December 31, 2007. At December 31, 2007, no amounts were outstanding under the WFRF Agreement. As of December 31, 2007, availability under the WFRF Agreement was $9.0 million.

Share Repurchase Programs

        During January 2005, our Board of Directors authorized a share repurchase program under which we were authorized to repurchase up to $50.0 million of our common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the share repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of our three-year share repurchase program to include the repurchase of our Convertible Senior Notes. Under the repurchase program, we repurchased approximately 665,000 shares of our common stock in open market transactions for $24.1 million during the year ended December 31, 2005. In addition, approximately 1.0 million shares of common stock were acquired as a result of the settlement of $41.1 million of structured stock repurchase transactions during the year ended December 31, 2005. The purchased call options that did not settle in stock settled in cash totaling $7.9 million, which we received in July 2005. We also repurchased convertible senior notes having an aggregate principal amount of $43.0 million during 2005. As of December 31, 2007, we had utilized all of the $100.0 million authorized by the board of directors under the share repurchase program.

        On January 14, 2008, our Board of Directors authorized an additional repurchase program that authorizes us to purchase up to $20.0 million of our common stock and/or our 3.75% Senior

Convertible Notes due 2011 through December 31, 2009. Under this repurchase program, we have repurchased approximately 1.1 million shares of our common stock in open market transactions for $12.0 million through March 14, 2008. None of the purchases were made during the fourth quarter of 2007.

Shelf Registration

        In April 2005, we filed a registration statement with the Securities and Exchange Commission using a "shelf" registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during fiscal 2007.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

        Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. However, the fair values of our investments may be subject to fluctuations due to volatility of the stock market in general, investment-specific circumstances, and changes in general economic conditions.

        At December 31, 2007, we had $101.4 million in cash and cash equivalents and $46.0 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.5 million on our earnings or loss, or the fair market value or cash flows of these instruments. Our cash, cash equivalents and marketable securities consisted of U.S. agency securities, money market funds, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables.

        At December 31, 2007, we had approximately $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. In addition, at December 31, 2007, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.8 million were outstanding under our credit facilities.

        The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of December 31, 2007 was $60.0 million.

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

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth herein, the information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders.

        The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer on our Website, www.overstock.com. We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com Attn: Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2008 annual meeting of stockholders.

PART IV

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
10.27
Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A filed on December 7, 2004).
10.28
Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A filed on December 7, 2004).
10.29
Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).
10.30	Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).
10.31	Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A filed on December 7, 2004).
10.32	Indenture, dated November 23, 2004, between Overstock.com, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2004).
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

10.37	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
10.38(c)	Summary of Compensation Payable to Named Executive Officers
10.39(c)	Summary of Compensation Payable to Directors (filed herewith in part and incorporated in part by reference to Item 5.02(d) of our Report on Form 8-K filed on January 15, 2008)
10.40	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Overstock.com, Inc.'s definitive proxy statement filed with the SEC on March 29, 2005.
10.41	Term sheet executed March 14, 2005 with IXIS Derivatives Inc. (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on March 16, 2005)
10.42	Stock Purchase Agreement dated June 24, 2005 with Ski West, Inc. and its shareholders (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 24, 2005)
10.43	Letter of Intent dated June 20, 2005 with Ski West, Inc. and certain of its shareholders (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 24, 2005)
10.44	Fifth Amendment dated June 21, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 27, 2005)
10.45	First Modification dated June 21, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 27, 2005)
10.46	Colocation Center Agreement dated July 1, 2005 between OMTek, LLC and Overstock.com, Inc (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on July 7, 2005)
10.47	Sixth Amendment dated October 18, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 21, 2005)
10.48	Second Modification dated October 18, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2005)
10.48	Seventh Amendment dated December 31, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2006)
10.49	Revolving Line of Credit Note dated January 1, 2006 payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 1, 2006)
10.50	Loan and Security Agreement dated as of December 12, 2005 with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 12, 2005)
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
10.58
Stock Purchase Agreement by and among Overstock.com, Inc., OTravel.com, Inc. and Castles Travel, Inc. dated April 25, 2007 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on April 25, 2007)
10.59
License Termination Agreement between Overstock.com, Inc. and Ozburn-Hessey Logistics, LLC dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on August 1, 2007)
10.60	Amendment dated January 1, 2008 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 3, 2008)
10.61
Revolving Line of Credit Note dated January 1, 2008 entered into in connection with Amendment to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on January 3, 2008)
10.62
Second Amendment dated January 14, 2008 to Loan and Security Agreement with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 15, 2008)
10.63
Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 15, 2008)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2008.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer), Chairman of the Board	March 17, 2008
/s/ DAVID K. CHIDESTER David K. Chidester	Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 17, 2008
/s/ BARCLAY (CLAY) F. CORBUS Barclay (Clay) F. Corbus	Director	March 17, 2008
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 17, 2008
/s/ JAMES V. JOYCE James V. Joyce	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 17 to the Consolidated Financial Statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Salt Lake City, Utah March 17, 2008

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$126,965	$101,394
Marketable securities	—	46,000

Cash, cash equivalents and marketable securities	126,965	147,394
Accounts receivable, net	11,638	12,304
Note receivable (Note 25)	6,702	1,506
Inventories, net	20,274	25,933
Prepaid inventory	2,241	3,572
Prepaid expense	7,473	7,572
Current assets of held for sale subsidiary	4,718	—

Total current assets	180,011	198,281
Property and equipment, net	56,198	27,197
Goodwill	2,784	2,784
Other long-term assets, net	578	86
Notes receivable	—	4,181
Long-term assets of held for sale subsidiary	16,594	—

Total assets	$256,165	$232,529

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$66,039	$70,648
Accrued liabilities	40,142	52,598
Capital lease obligations, current	5,074	3,796
Current liabilities of held for sale subsidiary	3,684	—

Total current liabilities	114,939	127,042
Capital lease obligations, non-current	3,983	—
Other long-term liabilities	—	3,034
Convertible senior notes	75,279	75,623

Total liabilities	194,201	205,699

Commitments and contingencies (Notes 10, 11 and 12)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 and 25,423 shares issued as of December 31, 2006 and 2007, respectively	2	2
Additional paid-in capital	325,771	333,909
Accumulated deficit	(198,694)	(243,709)
Treasury stock, 1,654 and 1,605 shares at cost as of December 31, 2006 and 2007, respectively	(64,983)	(63,278)
Accumulated other loss	(132)	(94)

Total stockholders' equity	61,964	26,830

Total liabilities and stockholders' equity	$256,165	$232,529

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2005	2006	2007
Revenue
Direct revenue	$324,875	$303,202	$195,622
Fulfillment partner revenue	474,441	484,948	564,539

Total revenue	799,316	788,150	760,161

Cost of goods sold
Direct(1)	282,383	284,943	164,368
Fulfillment partner	400,057	408,407	468,222

Total cost of goods sold	682,440	693,350	632,590

Gross profit	116,876	94,800	127,571

Operating expenses:
Sales and marketing(1)	77,155	70,897	55,458
Technology(1)	27,901	65,158	59,453
General and administrative(1)	33,043	46,837	41,976
Restructuring	—	5,674	12,283

Total operating expenses	138,099	188,566	169,170

Operating loss	(21,223)	(93,766)	(41,599)
Interest income (expense), net	(270)	3,566	4,788
Interest expense	(5,582)	(4,765)	(4,188)
Other income (expense), net	4,728	81	(92)

Loss from continuing operations	(22,347)	(94,884)	(41,091)
Discontinued operations (Note 4):
Loss from discontinued operations	(2,571)	(6,882)	(3,924)

Net loss	(24,918)	(101,766)	(45,015)
Deemed dividend related to redeemable common stock	(185)	(99)	—

Net loss attributable to common shares	$(25,103)	$(101,865)	$(45,015)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(1.16)	$(4.67)	$(1.73)

Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)

Net loss per common share—basic and diluted	$(1.29)	$(5.01)	$(1.90)

Weighted average common shares outstanding—basic and diluted	19,429	20,332	23,704

(1)
Includes stock-based compensation from employee options as follows:

Cost of goods sold—direct	$6	$412	$460
Sales and marketing	4	301	336
Technology	11	684	764
General and administrative	51	2,723	2,962

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity

and Comprehensive Loss

(in thousands)

	Common stock				Treasury stock
			Additional Paid-in capital	Accumulated Deficit			Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Shares	Amount		Total
Balance at December 31, 2004	19,390	$2	$241,830	$(71,726)	(35)	$(100)	$(195)	$169,811
Exercise of stock options and warrants	1,167	—	7,315	—	—	—	—	7,315
Treasury stock issued to employees as compensation	—	—	414	—	10	29	—	443
Purchase of treasury stock	—	—	—	—	(665)	(24,133)	—	(24,133)
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	(997)	(41,121)	—	—
Amortization of stock-based compensation	—	—	72	—	—	—	—	72
Stock-based compensation to consultants in exchange for services	—	—	(389)	—	—	—	—	(389)
Deemed dividend related to redeemable common stock	—	—	—	(185)	—	—	—	(185)
Lapse of rescission rights on redeemable common stock	14	—	146	—	—	—	—	146
Comprehensive loss:
Net loss	—	—	—	(24,918)	—	—	—	(24,918)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(54)	(54)
Unrealized gain on foreign notes	—	—	—	—	—	—	1,125	1,125
Cumulative translation adjustment	—	—	—	—	—	—	86	86

Total comprehensive loss								(23,761)

Balance at December 31, 2005	20,571	2	250,939	(96,829)	(1,687)	(65,325)	962	89,749
Issuance of common stock in offerings	3,776	—	64,406	—	—	—	—	64,406
Exercise of stock options	276	—	2,534	—	—	—	—	2,534
Treasury stock issued to employees as compensation	—	—	445	—	33	342	—	787
Stock-based compensation from employee options	—	—	4,120	—	—	—	—	4,120
Stock-based compensation to consultants in exchange for services	—	—	23	—	—	—	—	23
Deemed dividend related to redeemable common stock	—	—	—	(99)	—	—	—	(99)
Lapse of rescission rights on redeemable common stock	446	—	3,304	—	—	—	—	3,304
Comprehensive loss:
Net loss	—	—	—	(101,766)	—	—	—	(101,766)
Unrealized (loss) on marketable securities	—	—	—	—	—	—	(1,128)	(1,128)
Cumulative translation adjustment	—	—	—	—	—	—	34	34

Total comprehensive loss								(102,860)

Balance at December 31, 2006	25,069	2	325,771	(198,694)	(1,654)	(64,983)	(132)	61,964
Exercise of stock options	354	—	3,230	—	—	—	—	3,230
Treasury stock issued for 401(k) matching contribution	—	—	(391)	—	26	885	—	494
Treasury stock issued for prior-year 401(k) discretionary contribution	—	—	(412)	—	23	820	—	408
Stock-based compensation from employee options	—	—	4,522	—	—	—	—	4,522
Stock-based compensation to consultants in exchange for services	—	—	189	—	—	—	—	189
Stock-based compensation related to performance shares	—	—	1,000	—	—	—	—	1,000
Comprehensive loss:
Net loss	—	—	—	(45,015)	—	—	—	(45,015)
Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss								(44,977)

Balance at December 31, 2007	25,423	$2	$333,909	$(243,709)	(1,605)	$(63,278)	$(94)	$26,830

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005	2006	2007
Cash flows from operating activities of continuing operations:
Net loss	$(24,918)	$(101,766)	$(45,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	2,571	6,882	3,924
Depreciation and amortization	14,111	32,327	29,495
Realized loss (gain) on marketable securities	3,351	(2,085)	—
Loss on disposition of property and equipment	1,457	599	1
Stock-based compensation	72	4,120	4,522
Stock-based compensation to consultants for services	(389)	23	189
Stock-based compensation—performance shares	—	—	(550)
Issuance of common stock from treasury for 401(k) matching contribution	443	787	494
Amortization of debt discount and deferred financing fees	620	417	344
Gain from retirement of convertible senior notes	(6,158)	—	—
Asset impairment and depreciation (restructuring)	—	791	2,169
Restructuring charges	—	4,883	10,114
Notes receivable accretion	—	—	(272)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(4,306)	(2,052)	(966)
Inventories, net	(46,711)	67,009	(5,659)
Prepaid inventory	2,689	7,388	(1,331)
Prepaid expenses	(5,022)	1,004	(99)
Other long-term assets	(2,151)	496	471
Accounts payable	35,210	(35,200)	4,512
Accrued liabilities	23,068	(11,916)	7,827
Other long-term liabilities	—	—	(193)

Net cash provided by (used in) operating activities of continuing operations	(6,063)	(26,293)	9,977

Cash flows from investing activities of continuing operations:
Change in restricted cash	1,349	253	—
Purchases of marketable securities	(185,543)	—	(75,217)
Sales of marketable securities	216,265	56,756	29,258
Expenditures for property and equipment	(44,642)	(23,441)	(2,643)
Acquisition of Ski West	(25,111)	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	9,892
Collection of note receivable	—	—	5,196
Proceeds from the sale of property and equipment	—	1	—
Other investments	—	(100)	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	(102)	—

Net cash provided by (used in) investing activities of continuing operations	(37,682)	33,367	(33,514)

Cash flows from financing activities of continuing operatons:
Payments on capital lease obligations	(7,086)	(2,957)	(5,261)
Drawdown on line of credit	11,868	86,681	2,423
Payments on line of credit	(11,868)	(86,681)	(2,423)
Payments to retire convertible senior notes	(35,670)	—	—
Issuance of common stock in offerings, net of issuance costs	—	64,406	—
Purchase of treasury stock	(24,133)	—	—
Purchased call options for purchase of treasury stock	(47,507)	—	—
Settlement of call options for cash	7,937	—	—
Exercise of stock options and warrants	7,315	2,534	3,230

Net cash provided by (used in) financing activities of continuing operations	(99,144)	63,983	(2,031)

Effect of exchange rate changes on cash	86	34	(3)
Cash (used in) provided by operating activies of discontinued operations	(45)	1,581	(204)
Cash (used in) provided by investing activities of discontinued operations	(98)	(566)	(53)

Net increase (decrease) in cash and cash equivalents	(142,946)	72,106	(25,828)
Less change in cash and cash equivalents from discontinued operations	143	(1,016)	257
Cash and cash equivalents, beginning of year	198,678	55,875	126,965

Cash and cash equivalents from continuing operations, end of year	$55,875	$126,965	$101,394

(continued)

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

Supplemental disclosures of cash flow information:
Interest paid	$5,108	$3,677	$3,882
Equipment and software acquired under capital leases	15,438	2,273	—
Asset retirement obligation	—	450	—
Deemed dividend on redeemable common stock	185	99	—
Lapse of rescission rights on redeemable common stock	146	3,304	—
Settlement of purchased call options for treasury stock	41,121	—	—
Promissory note received in exchange for deconsolidation of variable interest entity	—	6,702	—
Prior year discretionary 401(k) contribution settled in treasury stock	—	—	408
Supplemental disclosure on non-cash investing activities:
Fair value of assets acquired	26,447	—	—
Fair value of liabilities assumed	(1,336)	—	—

Cash paid to purchase business	$25,111	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. The Company also sells books, magazines, CDs, DVDs, videocassettes and video games ("BMMG"). As part of its Website, the Company also offers on its Website an online auction service,—which acts as an online marketplace for the buying and selling of goods and services, as well as an online site for listing cars for sale.

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

        The Company has organized its operations into two principle segements based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see "Note 23—Business Segements").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company's OTravel subsidiary through April 25, 2007 (see "Note 4—Acquistion and Subsquent Discontinued Operations"). The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

  Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets, internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

  Cash and Cash Equivalents

        We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase as cash equivalents.

  Marketable Securities

        Marketable securities consist of funds deposited into capital management accounts at two financial institutions. The Company generally invests excess cash in "A" rated or higher short- to

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

intermediate-term fixed income securities and money market mutual funds, including municipal, government and corporate bonds and money market securities which are classified as cash or cash equivalents, or available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

        The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of our investments. At December 31, 2006 and 2007, gross unrealized gains on marketable securities were zero and $41,000, respectively, and were determined to be temporary based on the Company's assessment of the qualitative and quantitative factors discussed above.

  Fair value of financial instruments

        The Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company's 3.75% Convertible Senior Notes at December 31, 2006 and 2007 was $56.3 million and $60.0 million, respectively.

  Accounts receivable

        Accounts receivable consist of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

  Allowance for Doubtful Accounts

        The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. The Company recorded an allowance for doubtful accounts of $2.1 million and $2.5 million at December 31, 2006 and 2007, respectively.

  Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2006 and 2007, two banks held the Company's cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

  Inventories

        Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost or market value. The Company establishes reserves for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Once established, the original cost of the inventory less the related reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped.

  Prepaid inventory

        Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2006 and 2007 was $2.2 million and $3.6 million, respectively.

  Prepaid expenses

        Prepaid expenses represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaid expenses at December 31, 2006 and 2007 were $7.5 million and $7.6 million, respectively.

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

  Internal-Use Software and Website Development

        The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company's business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

useful life of three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

        During the years ended December 31, 2006 and 2007, the Company capitalized $21.7 million and $2.0 million, respectively, of costs associated with internal-use software and website development. Amortization of costs associated with internal-use software and website development was $14.4 million and $13.5 million for those respective periods.

  Leases

        The Company accounts for its lease agreements pursuant to Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of its lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives it receives are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

  Asset Retirement Obligation

        In accordance with the Financial Accounting Standards Board ("FASB") SFAS No. 143, Accounting for Asset Retirement Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

  Other long-term assets

        Other long-term assets include deposits, intangibles, deferred financing and issuance costs and the fees associated with the acquisition of Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over 5 years.

  Impairment of long-lived assets

        The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairment of long-lived assets during 2005, 2006 and 2007.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The Company evaluated its goodwill during 2007 and determined that no impairment charge should be recorded.

        In conjunction with the discontinuance of the Company's travel subsidiary ("OTravel"), the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144, Accounting for the Impairment of Long-Lived Assets ("SFAS 144"), and determined that goodwill of approximately $4.5 million and $3.8 million was impaired in 2006 and 2007, respectively (see "Note 4—Acquistion and Subsequent Discontinued Operations").

  Revenue recognition

        The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars listing business. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see "Note 23—Business Segments).

        From inception through the third quarter of 2007, the Company has recorded revenue based on product ship date. In the fourth quarter of 2007, the Company determined that it should not record revenue until product delivery date. The Company performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and determined that the impact of the correction is immaterial to the full year and fourth quarter of 2007 and to all prior periods.

        As a result, the Company recorded the cumulative effect of this correction in the fourth quarter of 2007. This change resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million.

        Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to the Company's customers. As the Company ships high volumes of packages through multiple carriers, it

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. The delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in transit times); (ii) the fulfillment source (either the Company's warehouses or those of its fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

        The Company evaluates the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor.

        The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction.

  Direct revenue

        Direct revenue consists of merchandise sold through the Company's Website to individual consumers and businesses that are fulfilled from its leased warehouses.

  Fulfillment partner revenue

        Fulfillment partner revenue consists of merchandise sold through the Company's Website and shipped by third parties directly to consumers and other businesses from warehouses maintained by the fulfillment partners.

        During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. The auction business revenues were insignificant in 2005, 2006 and 2007. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment at this early stage of the business.

        During December 2006, the Company added an online site for listing cars for sale as a part of its Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from its cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred revenue.    Payment is generally required by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale.

        Reserve for returns.    Total revenue is recorded net of estimated returns. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, is opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from the Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at the Company's warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

        The Company maintains a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.6 million and $5.0 million at December 31, 2006 and 2007, respectively.

        Allowance for doubtful accounts.    From time to time, the Company grants credit to certain of our business customers on normal credit terms (typically 30 days). The Company performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectibility of all accounts receivable.

        Reserve for obsolete and damaged inventory.    The Company writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cost of goods sold

        Cost of goods sold includes product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and are recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. For the years ended December 31, 2005, 2006 and 2007, fulfillment costs totaled $59.9 million, $60.9 million and $47.1 million, respectively.

	Years ended December 31,
(in thousands)
	2005		2006		2007
Total revenue	$799,316	100%	$788,150	100%	$760,161	100%

Cost of goods sold
Product costs and other cost of goods sold	622,509	78%	632,494	80%	585,514	77%
Fulfillment costs	59,931	7%	60,856	8%	47,076	6%

Total cost of goods sold	682,440	85%	693,350	88%	632,590	83%

Gross profit	$116,876	15%	$94,800	12%	$127,571	17%

  Advertising expense

        The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale 2) based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $75.3 million, $68.1 million and $51.0 million during the years ended December 31, 2005, 2006 and 2007, respectively.

  Stock-based Compensation

        As of January 1, 2006, the Company adopted SFAS 123(R) Share-based Payment ("SFAS 123(R)"), which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see "Note 17—Stock Based Awards" and "Note 18—Performance Share Plan").

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Restructuring

        Restructuring expenses are primarily comprised of lease termination costs and the costs incurred for returning leased facilities back to their original conditionin anticipation of subleasing current office space. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see "Note 3—Restructuring Expense").

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

        SFAS 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. At December 31, 2006 and 2007, the Company has established a full valuation allowance against it deferred tax assets. Significant judgement is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

  Derivative instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations. As of December 31, 2006 and 2007, the Company had not designated any derivative instruments as hedges.

  Earnings (loss) per share

        In accordance with SFAS 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, warrants, convertible senior notes and shares under the Performance Share Plan, are included in the calculation of diluted net loss per share to the extent such shares are dilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Years ended December 31,
	2005	2006	2007
Loss from continuing operations	$(22,347)	$(94,884)	$(41,091)
Deemed dividend related to redeemable common stock	(185)	(99)	—

Loss from continuing operations attributable to common shares	(22,532)	(94,983)	(41,091)
Loss from discontinued operations	(2,571)	(6,882)	(3,924)

Net loss attributable to common shares	$(25,103)	$(101,865)	$(45,015)

Weighted average common shares outstanding—basic	19,429	20,332	23,704
Effective of dilutive securities:
Stock options and warrants	—	—	—
Convertible senior notes	—	—	—
Shares under the Performance Share Plan	—	—	—

Weighted average common shares outstanding—diluted	19,429	20,332	23,704

Net loss per common share—basic and diluted:
Loss from continuing operations	$(1.16)	$(4.67)	$(1.73)

Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)

Net loss per common share—basic and diluted	$(1.29)	$(5.01)	$(1.90)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The stock options, warrants, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at each year-end was 1.3 million shares, 1.0 million shares and 1.2 million shares for 2005, 2006 and 2007, respectively. As of December 31, 2007, the Company had $77.0 million of convertible senior notes outstanding (see "Note 11 - 3.75% Convertible Senior Notes"), which could potentially convert into 1.0 million shares of common stock in the aggregate. As of December 31, 2007, up to 376,000 shares could potentially be issued in relation to the Performance Share Plan based on growth in economic value as defined in the plan (see Note 18—"Performance Share Plan").

  Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB recently decided to postpone the effective date of SFAS 157 for other non-financial assets and liabilities for one year. SFAS 157 is effective for the Company as of January 1, 2008 for financial items and January 1, 2009 for other non-financial items. The Company anticipates that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company's fiscal year beginning January 1, 2008. The Company anticipates that the adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141(R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS 141(R) or SFAS 160.

        In December 2007, the SEC issued Staff Accounting Bulletin ("SAB") No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB 110"). According to SAB 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, Share Based Payment, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS 123(R), beyond December 31, 2007. The Company will adopt SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation. The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders' equity.

3. RESTRUCTURING EXPENSE

        During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. The Company incurred no restructuring charges during the third or fourth quarters of 2007.

        During fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated depreciation of leasehold improvements in the Company's current office facilities that the Company is attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, the Company recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in the Company's current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges.

        Restructuring liabilities along with charges to expense, cash payments or accelerated depreciation of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2006	Charges to Expense	Cash payment or accelerated depreciation	Balance 12/31/2007
Lease and contract termination costs	$5,499	$9,914	$(11,378)	$4,035
Asset retirement obligation	450	—	(450)	—
Accelerated depreciation of leasehold improvements	—	2,169	(2,169)	—
Other restructuring expenses	—	200	(200)	—

Total	$5,949	$12,283	$(14,197)	$4,035

        Under the restructuring program, the Company has recorded $18.0 million in restructuring charges through the end of fiscal year 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007, respectively. The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. The Company believes that the restructuring program is substantially complete. However, as part of the program, the Company is still considering a complete relocation of its corporate office facilities, which would result in additional restructuring charges, primarily for lease and contract termination costs.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

4. ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS

        On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. ("Ski West") for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses).

        Ski West was an on-line travel company whose proprietary technology dprovidedconsumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings were primarily in popular ski areas in the U.S. and Canada. Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company's existing travel offerings and changed its name to OTravel.com, Inc ("OTravel").

        During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel. The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144, Accounting for the Impairment of Long-lived Assets ("SFAS 144"), which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company classified the OTravel assets and liabilities as "held for sale" as it met these criteria as of December 31, 2006, which include: management's commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and unlikelihood that significant changes will be made to the plan to the sell the assets. Results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

        The Company also determined that the OTravel subsidiary met the definition of a "component of an entity" and has been accounted for as a discontinued operation under SFAS 144. The results of operations for this subsidiary have been classified as discontinued operations in all periods presented. In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase this business. During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms. Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

4. ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS (Continued)

        The following table is a summary of the Company's discontinued operations for the years ended December 31, 2005 and 2006, and the period ended April 25, 2007 (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2006	Year-to-date period ended April 25, 2007
Sales	$4,506	$8,217	$2,226
Cost of sales	(832)	(1,848)	(650)

Gross profit	3,674	6,369	1,576
Sales and marketing	(2,500)	(1,888)	(447)
Technology	(242)	(481)	(60)
General and administrative	(3,503)	(6,422)	(1,152)
Goodwill impairment	—	(4,460)	(3,841)

Loss from discontinued operations	$(2,571)	$(6,882)	$(3,924)

        The held for sale assets and liabilities consisted of the following (in thousands):

December 31, 2006
Assets of held for sale subsidiary:
Cash	$1,365
Accounts receivable	3,267
Property and equipment, net	1,215
Goodwill and intangible assets, net	15,379
Other	86

Total assets of discontinued operations	$21,312

Liabilities of held for sale subsidiary:
Current liabilities:
Accounts payable	$2,947
Accrued liabilities	737

Total liabilities of discontinued operations	$3,684

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. MARKETABLE SECURITIES

        The Company's marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than temporary decline in value of its marketable securities for the years ending December 31, 2007 or 2006.

        As of December 31, 2007, the Company's marketable securities consisted of U.S. agency securities, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables. All marketable securities are classified as available-for-sale securities. The following table summarizes the Company's marketable security investments as of December 31, 2007 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$29,793	$23	$29,816
Commercial Paper	12,671	6	12,677
Asset-Backed Securities	3,495	12	3,507

Total available-for-sale investments	$45,959	$41	$46,000

        The components of realized gains and losses on sales of marketable securities for the years ended December 31, 2005, 2006 and 2007 were (in thousands):

	Years ended December 31,
	2005	2006	2007
Gross gains	$—	$2,141	$—
Gross losses	(3,351)	(56)	—

Net realized gain (loss) on sales of marketable securities	$(3,351)	$2,085	$—

  Derivative instruments

        During the first quarter of 2005, the Company purchased $49.9 million of Foreign Corporate Securities ("Foreign Notes") which were scheduled to mature for $50.0 million in cash in November 2006. The Foreign Notes did not have a stated interest rate, but were structured to return the entire principal amount and a conditional coupon if held to maturity. The conditional coupon would provide a rate of return dependent on the performance of a "basket" of eight Asian currencies against the U.S.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. MARKETABLE SECURITIES (Continued)

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

        Under SFAS 133, the Foreign Notes are considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Foreign Notes was recorded as a component of accumulated other comprehensive income (loss).

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

        The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see "Note 10—Borrowings") are now collateralized by cash balances held at Wells Fargo Bank, National Association.

6. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2006	2007
Product inventory	$26,859	$24,583
Inventory in transit	—	3,112

	26,859	27,695
Less: reserve for obsolescence	(6,585)	(1,762)

	$20,274	$25,933

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

7. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007
Computer hardware and software	$95,385	$95,652
Furniture and equipment	11,534	11,351
Leasehold improvements	2,169	—

	109,088	107,003
Less: accumulated depreciation and amortization	(52,890)	(79,806)

	$56,198	$27,197

        Depreciation and amortization of property and equipment totaled $14.0 million, $32.2 million, and $29.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. The Company incurred additional depreciation and amortization expense related to decreases in useful lives of certain fixed assets and leasehold improvement in connection with the Company's facilities consolidation. This additional depreciation expense was included in restructuring expense (see "Note 3—Restructuring Expense").

        Property and equipment included assets under capital leases of $19.8 million at December 31, 2006 and 2007, and accumulated amortization related to assets under capital leases of $12.4 million and $19.1 million at December 31, 2006 and 2007, respectively.

8. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following (in thousands):

	December 31,
	2006	2007
Domain names	$466	$490
Intangibles	26	20
Less: accumulated amortization	(435)	(456)

	57	54
Deferred financing fees, net	173	—
Deposits and long-term prepaids	348	32

	$578	$86

        Amortization of domain names and intangibles totaled $142,000, $110,000 and $21,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

9. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2007
Inventory received but not invoiced	$243	$2,165
Allowance for returns	3,615	5,028
Accrued payroll and other related costs	7,952	10,783
Deferred revenue	2,650	17,357
Accrued marketing expenses	10,835	6,997
Credit card processing fee accrual	818	669
Accrued freight	554	665
Accrued professional expenses	1,410	1,638
Accrued taxes	2,075	486
Lease termination costs	5,949	1,001
Other accrued expenses	4,041	5,809

	$40,142	$52,598

10. BORROWINGS

$30.0 million Credit Agreement

        The Company has a credit agreement (as amended to date, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

        Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.

        At December 31, 2007, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.8 million were issued on behalf of the Company.

$40.0 million WFRF Agreement

        The Company is a party to a Loan and Security Agreement (the "WFRF Agreement") with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

        The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

10. BORROWINGS (Continued)

amount of its eligible inventory and receivables. The Company's obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company's and its subsidiaries' assets. The Company's obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The WFRF Agreement contains standard default provisions and expires on December 12, 2008. The conditions to the Company's use of the facility include a 45-day advance notice requirement.

        Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its "prime rate" or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender's approval, including covenants that limit the Company's ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. The Company was in compliance with these covenants as of December 31, 2007. At December 31, 2007, no amounts were outstanding and availability under the WFRF Agreement was $9.0 million.

Capital leases

        The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.

        Software and equipment relating to the capital leases totaled $19.8 million at December 31, 2006 and 2007, with accumulated amortization of $12.4 million and $19.1 million at those respective dates. Depreciation of assets recorded under capital leases was $7.2 million and $6.5 million at December 31, 2006 and 2007, respectively.

        Future minimum lease payments under capital leases are as follows (in thousands):

Twelve months ending December 31,
2008	$4,086
Less: amount representing interest	(290)

Present value of capital lease obligations	3,796
Less: current portion	(3,796)

Capital lease obligations, non-current	$—

11. 3.75% CONVERTIBLE SENIOR NOTES

        In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

11. 3.75% CONVERTIBLE SENIOR NOTES (Continued)

amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $620,000, $417,000 and $344,000 during the years ended December 31, 2005, 2006 and 2007, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

        The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company's corporate existence and properties, and paying taxes and other claims in a timely manner.

        In June and November 2005, the Company retired $33.0 million and $10.0 million of the Senior Notes for $27.9 million and $7.8 million in cash for each respective retirement. As a result of the note retirements in June and November, the Company recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million during the year ended December 31, 2005. As of December 31, 2007, $77.0 million of the Senior Notes remained outstanding.

12. COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

        Through July 2005, the Company leased 43,000 square feet of office space at Old Mill Corporate Center I for its principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the ten-year term of the new lease is $42.4 million, of which approximately $7.6 million is payable in the next twelve months.

        The Company entered into a Tenant Improvement Agreement (the "OMIII Agreement") with Old Mill Corporate Center III, LLC (the "Lessor") relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which the Company paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required the Company to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        In 2006, the Company commenced implementation of a facilities consolidation and restructuring program. Under the program, the Company recorded $638,000 of accelerated amortization of leasehold improvements related to its current office facilities that it is attempting to sublease, and $450,000 of costs incurred to return its office facilities to their original condition as required by the lease agreement.

        During fiscal year 2007, the Company recorded an additional $6.2 million of restructuring costs related to its marketing for sub-lease office and data center space in its current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Note 3—"Restructuring Expense").

Logistics and warehouse space

        In July 2004, the Company entered into a logistics service agreement (the "Logistics Agreement") wherein the handling, storage and distribution of some of its prepackaged products were performed by a third party. The Logistics Agreement and subsequent amendment set forth terms on which the Company paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

        In December 2005, the Company entered into a warehouse facilities lease agreement (the "License Agreement") to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

        In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, the Company incurred $3.7 million of related restructuring charges in 2007 (see Note 3—"Restructuring Expense").

        The Company leases 561,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012. The Company has also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, the Company entered into a Co-location Center Agreement (the "Co-location Agreement") to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006 however, the Company made the determination to consolidate its facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which the Company incurred a $4.6 million restructuring charge (see Note 3—"Restructuring Expense").

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        In December 2006, the Company entered into a Data Center Agreement (the "OM I Agreement") to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow the Company to consolidate other IT data center facilities at the Old Mill Corporate Center II and at its current corporate offices facilities.

Operating leases

        In June 2005 and 2006, the Company entered into non-cancelable operating leases for certain computer equipment expiring in April 2008 and June 2008, respectively. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

        Minimum future payments under all operating leases are as follows (in thousands):

Twelve months Ending December 31,
2008	$7,647
2009	6,238
2010	5,987
2011	5,803
2012	5,526
Thereafter	11,196

$42,397

        Rental expense for operating leases totaled $4.0 million, $11.5 million and $11.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Legal Proceedings

        From time to time, the Company receives claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company's business. Such litigation could be costly and time consuming and could divert its management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business and the sale of products on the Company's website. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements.

        On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California's unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court's decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company's view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court's ruling in the Company's

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. Discovery in this case is currently stayed. The Company intends to continue to pursue this action vigorously. The court has set a trial date of September 9, 2008.

        On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California's state securities laws, violations of California's unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On January 30, 2008, Gradient Analytics, Inc. filed a motion for leave to file a cross-complaint against the Company and Patrick Byrne. The court has not ruled on this motion. The proposed Gradient Analytics cross-complaint alleges that the Company and Dr. Byrne engaged in violations of California's unfair business practices act, interference with prospective business advantage, and libel. These cases are in the initial stages. The Company intends to defend these cross-complaints vigorously.

        On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. On May 17, 2006, Patrick Byrne also received a subpoena from the Securities and Exchange Commission, Salt Lake City District Office. These subpoenas requested a broad range of documents, including, among other documents, all documents relating to the Company's accounting policies, the Company's targets, projections or estimates related to financial performance, the Company's recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company's proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company and Dr. Byrne have responded to these subpoenas and each continues to cooperate with the Securities and Exchange Commission on this matter.

        On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continue to cause dramatic distortions with in the nature and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

amount of trading in the Company's stock as well as dramatic declines in the share price of the Company's stock. The suit asserts that a persistent large number of "fails to deliver" creates significant downward pressure on the price of a company's stock and that the amount of "fails to deliver" has exceeded the company's entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California's Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company's complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants' demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2007, court denied defendants' motion to strike the Company's claims under California's Securities Anti-Fraud statute and defendants' motion to strike the Company's common law punitive damages claims, but granted in part the defendants' motion to strike Overstock's claims under California's Unfair Business Practices Act, while allowing the Company's claims for injunctive relief under California's Unfair Business Practices Act. The parties have begun discovery in this case. The Company intends to vigorously prosecute this action.

        On March 29, 2007, the Company, along with other defendants, was sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC. The suit alleges that the Company and the other defendants infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems. On April 30, 2007, the Company filed an answer denying Orion's allegations and a counterclaim asserting that Orion's patent is invalid. The case is in its discovery stages. The court has set a trial date of May 2009. As it has consistently done with similar suits filed by patent trolls, the Company intends to vigorously defend this action.

        On October 5, 2007 the Company was served as defendant in a case alleging violations of the Fair and Accurate Credit Transactions Act (the "Act"). The plaintiff alleged that, because the Company followed an industry practice of displaying to the customer on a confirmation page the expiration date of the customer's credit card while the customer was online and logged into the customer's own account, the Company has violated certain provisions of the Act which prohibit a merchant from printing the credit card expiration date on a receipt. Filed in the U.S. District Court, Southern District of Illinois, the case was styled as a class action lawsuit on behalf of the nominative plaintiff and all others similarly situated. On November 13, 2007, the Company moved to dismiss or stay the case or transfer venue. On December 27, 2007, the court dismissed the complaint without prejudice on the basis that the complaint should have been brought under the arbitration agreement between the plaintiff and the Company. Plaintiff has not appealed the dismissal, and the time for appeal has expired.

13. REDEEMABLE COMMON STOCK

        Redeemable common stock relates to warrants and securities that were subject to rescission. Sales of 858,000 shares of the common stock and the issuance of 185,000 warrants to certain individuals may not have fully complied with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state securities laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. REDEEMABLE COMMON STOCK (Continued)

registration or qualification, they may not have been exempt in several states. As a result, purchasers of the Company's common stock in some states may have had the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expired, at the annual rate mandated by the state in which such shares were purchased. These interest rates ranged from 8% to 10% per annum. The rescission rights lapsed on various dates through September 2006.

        At December 31, 2005, there were 446,000 shares of common stock and no warrants subject to rescission rights outstanding. The Company had classified $3.2 million at December 31, 2005 related to the rescission rights outside of shareholders' equity, because the redemption features were deemed not within the control of the Company. Interest attributable to these securities was recorded as a deemed dividend and reflected as a deduction from net loss to arrive at net loss attributable to common shares in the Statements of Operations.

        No amount has been classified outside of shareholders' equity as of December 31, 2006 and 2007 as these rescission rights, if any, fully expired prior to the end of 2006, leaving no outstanding redeemable common stock as of December 31, 2006 and 2007.

14. STOCKHOLDERS' EQUITY

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

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2007.

Warrants

        In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2006 and 2007, there were no warrants outstanding to purchase common stock of the Company. During 2005, 2006 and 2007, the number of warrants exercised was 870,000 in 2005 and zero in 2006 and 2007.

15. STOCK OFFERINGS

        During 2006, the Company closed two offerings under an existing "shelf" registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. STOCK OFFERINGS (Continued)

        There were no stock offerings during the year ended December 31, 2007.

16. STOCK REPURCHASE PROGRAM

        During January 2005, the Company's Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to $50.0 million of its common stock through December 31, 2007. On April 26, 2005, the Board of Directors increased the amount of the stock repurchase program to $100.0 million. Additionally, on June 14, 2005, the Board of Directors authorized an amendment of its three-year stock repurchase program to include the repurchase of its Convertible Senior Notes.

        During 2005, the Company entered into several purchased call options, pursuant to which the Company could have been required to purchase up to 1.3 million shares of its common stock at certain settlement dates during the quarter ended June 30, 2005. In connection with these repurchase transactions; the Company paid approximately $47.5 million, which was recorded in shareholders' equity in the consolidated balance sheet.

        At the Company's option, the purchased call options were settled in cash or stock, based on the market price of its common stock on the date of the settlement. Upon settlement, the Company either had its capital investment returned with a premium or received shares of its common stock, depending, respectively, on whether the market price of its common stock was above or below a pre-determined price agreed in connection with each such transaction.

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

        On January 14, 2008, the Company's Board of Directors authorized an additional repurchase program that allows the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, the Company has repurchased approximately 1.1 million shares of its common stock in open market purchases for $12.0 million through March 14, 2008.

17. STOCK BASED AWARDS

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK BASED AWARDS (Continued)

        The following table (in thousands, except for per share data) illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company's stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton ("BSM") option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the years ended December 31, 2006 and 2007 are not presented because stock-based payments were accounted for under SFAS 123 (R)'s fair value method during these periods.

Year ended December 31, 2005
Net loss, as reported	$(24,918)
Add: Stock-based employee compensation, as reported	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,996)

Pro forma net loss—SFAS 123 fair value adjusted	$(28,842)

Net loss per common share
Basic and diluted—as reported	$(1.29)
Basic and diluted—pro forma	$(1.48)

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

        Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of the adoption of SFAS 123(R), we had fully reserved against any tax benefits resulting

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK BASED AWARDS (Continued)

from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

        On March 29, 2005, the SEC published SAB 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

        The application of SFAS 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year ended December 31, 2006
Operating loss	$(4,120)
Net loss	$(4,120)
Net loss per common share—basic and diluted	$(0.20)

  Valuation Assumptions for Stock Options

        During the twelve months ended December 31, 2006 and 2007, total stock options granted to employees were 182,500 and 762,000 respectively, with estimated total grant-date fair values of $2.4 million and $8.1 million, respectively. The Company estimates that the stock-based compensation for the awards not expected to vest during the years ended December 31, 2006 and 2007 was $643,000 and $2.4 million, respectively. During the years ended December 31, 2006 and 2007, the Company recorded stock-based compensation related to stock options of $4.1 million and $4.5 million, respectively.

        The fair value for each stock option granted during the twelve months ended December 31, 2005, 2006 and 2007 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Years ended December 31,
	2005	2006	2007
Average risk-free interest rate	4.44%	4.77%	4.75%
Average expected life (in years)	3.7	3.5	6.3
Volatility	73.3%	65.1%	68.5%

        Expected Volatility:    The fair value of stock based payments were valued using a volatility factor based on the Company's historical stock prices.

        Expected Term:    For 2005 and 2006 option grants, the Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK BASED AWARDS (Continued)

vesting provisions of the stock-based awards. For 2007 option grants, the Company elected to use the "simplified method" as discussed in SAB 107 to develop the estimate of the expected term.

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

  Stock Option Activity

        The Company's board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the "Plans"), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of December 31, 2007, 608,000 shares are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2005		2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,512	$12.90	1,299	$18.09	1,011	$18.97
Granted at fair value	220	44.44	183	22.47	762	18.14
Exercised	(298)	8.56	(276)	9.19	(354)	8.81
Canceled/forfeited	(135)	24.08	(195)	30.17	(258)	23.65

Outstanding—end of year	1,299	18.09	1,011	18.97	1,161	20.48

Options exercisable at year-end	739	11.33	679	$15.74	408	$22.36

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK BASED AWARDS (Continued)

        The following table summarizes information about stock options as of December 31, 2007 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$8.50-$16.99	145	$12.74	0.94	$1,185	135	$12.53	0.49	$1,137
$17.00-$17.99	604	17.11	9.01	2,317	2	17.44	3.57	7
$18.00-$29.99	234	19.96	2.59	346	165	19.33	1.45	317
$30.00-$58.30	178	38.81	3.76	—	106	39.72	1.86	—

	1,161	20.48	5.09	3,848	408	22.36	1.28	1,461

        Total unrecognized compensation costs related to nonvested awards was approximately $6.2 million and $7.3 million as of December 31, 2006 and 2007, respectively. These nonvested awards are expected to be exercised over the weighted average period of 8.3 years.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's average stock price of $20.95 during the year ended December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was approximately 271,000.

        The weighted average exercise price of options granted during the years ended December 31, 2006 and 2007 were $22.47 and $18.14 per share, respectively. The total fair values of the shares vested during the years ended December 31, 2006 and 2007 were $3.1 million and $3.7 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2007 was $3.3 million and $4.5 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2006 and 2007 were approximately $2.5 million and $3.2 million, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current loss position.

        In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company which vest over three years at 25% at the end of the first year, an additional 25% at the end of the second year and 50% at the end of the third year.

18. PERFORMANCE SHARE PLAN

        In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company's attainment of the performance goal described in the form of grant.

        The performance goal is measured by growth in economic value, as defined in the plan. The amount of payments due to participants under the plan will be a function of the then current market price of a share of the Company's common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. PERFORMANCE SHARE PLAN (Continued)

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

        An amendment to the Performance Share Plan to allow the Company to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, the Company determined the fair value of the awards on the amendment date and determined on August 7, 2007 to make the payments in the form of common stock, rather than cash. Therefore, the Company reclassified awards under the performance share plan from their current status as liability awards to equity awards in accordance with FAS 123(R).

        As of December 31, 2006, the Company had accrued $900,000 in total compensation expense under the plan. During the first six months of 2007, the Company accrued an additional $650,000 related to performance shares prior to the determination to make the payments in the form of common stock. The Company reclassified the total liability of approximately $1.6 million related to performance share awards granted prior to the determination to additional-paid-in-capital on August 7, 2007.

        Over the remaining six months of 2007, the Company reduced the estimated compensation expense under the plan by approximately $550,000, based on changes in its estimate of growth in economic value over the remaining twelve months of the plan. As of December 31, 2007, the cumulative expense related to the performance share awards was $1.0 million.

19. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Beginning in 2006, the Company's matching contribution is comprised of common stock issued from treasury to employees. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's matching contribution totaled $261,000, $389,000 and $494,000 during 2005, 2006 and 2007, respectively. In addition, the Company made discretionary contributions of $342,000, $409,000 and $408,000 during 2005, 2006 and 2007 to eligible participants as of the end of each respective calendar year. The contributions in 2006 and 2007 were settled with Company stock in the following year.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. OTHER INCOME (EXPENSE), NET

        Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2005	2006	2007
Gain from early retirement of convertible senior notes	$6,158	$—	$—
Loss on disposal of software	(1,457)	—	—
Other	27	81	(92)

Other income (expense), net	$4,728	$81	$(92)

21. INCOME TAXES

        The components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows (in thousands):

	December 31,
	2006	2007
Deferred tax assets and liabilities:
Net operating loss carryforwards	$62,191	$69,489
Temporary differences:
Accrued expenses	5,722	6,498
Reserves and other	4,788	2,924
Depreciation	1,689	3,799

	74,390	82,710
Valuation allowance	(74,390)	(82,710)

Net asset	$—	$—

        As a result of the Company's history of losses, a valuation allowance has been provided for the full amount of the Company's net deferred tax assets.

        At December 31, 2006 and 2007, the Company had net operating loss carryforwards of approximately $145.2 million and $164.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carryforwards begin to expire in 2018.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

21. INCOME TAXES (Continued)

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Years ended December 31,
	2005	2006	2007
U.S. federal income tax benefit at statutory rate	$8,702	$35,618	$15,755
State income tax benefit, net of federal expense	847	3,444	841
Stock compensation expense	(25)	—	(2,267)
Other	389	(1,257)	(6,009)
Unrecognized benefit due to valuation allowance	(9,135)	(37,805)	(8,320)

Income tax benefit	$—	$—	$—

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there is no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for periods since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is that it recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, nor did the Company recognize any interest expense during the year ended December 31, 2007.

22. RELATED PARTY TRANSACTIONS

        On occasion, Haverford-Valley, L.C. (an entity owned by the Company's Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for Company executives and pay the travel related expenses incurred by our executives on Company business. In 2005, 2006, and 2007 the Company reimbursed Haverford-Valley L.C. $274,000, $267,000, and $93,000, respectively, for these expenses.

23. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in Note 2—"Summary of Significant Accounting Policies". There were no inter-segment sales or transfers during 2005, 2006 or 2007. The Company evaluates the performance of its segments and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. BUSINESS SEGMENTS (Continued)

allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Direct	Fulfillment partner	Consolidated
2005
Revenue	$324,875	$474,441	$799,316
Cost of goods sold	282,383	400,057	682,440

Gross profit	42,492	74,384	116,876
Operating expenses			(138,099)
Other income (expense), net			(1,124)

Loss from continuing operations			$(22,347)

2006
Revenue	$303,202	$484,948	$788,150
Cost of goods sold	284,943	408,407	693,350

Gross profit	18,259	76,541	94,800
Operating expenses			(188,566)
Other income (expense), net			(1,118)

Loss from continuing operations			$(94,884)

2007
Revenue	$195,622	$564,539	$760,161
Cost of goods sold	164,368	468,222	632,590

Gross profit	31,254	96,317	127,571
Operating expenses			(169,170)
Other income (expense), net			508

Loss from continuing operations			$(41,091)

        The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse. Costs for this segment include product costs, inbound freight, warehousing, and fulfillment costs, credit card fees and customer service costs.

        The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company's third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company's Website. This segment also includes revenues and costs associated with the auctions and cars listing businesses. The costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

        Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

        During the years 2005 through 2007, over 99% of sales were made to customers in the United States of America. At December 31, 2006 and 2007, all of the Company's fixed assets were located in the United States of America.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

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

25. DECONSOLIDATION OF VARIABLE INTEREST ENTITY

        In April 2005, the Company entered into an agreement which allowed the Company to lend up to $10.0 million to an entity for the purpose of buying diamonds and other jewelry, primarily to supply a new category within the jewelry department which allowed customers purchasing diamond rings to select both a specific diamond and ring setting. Under the agreement, the Company was to receive fifty percent (50%) of any profits of the entity. In addition, the Company had a ten year option to purchase ("Purchase Option") 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option was the sum of (a) one thousand dollars, and (b) $3.0 million, which may have been paid, at the Company's election, in cash or by the forgiveness of $3.0 million of the entity's indebtedness to the Company.

        The entity was evaluated in accordance with FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 ("FIN 46"), and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity were consolidated into the financial statements of the Company.

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

        In November 2006, an unrelated third party purchased the Company's interests in the variable interest entity by executing a promissory note to the Company in exchange for termination of all agreements between the Company and the variable interest entity. The promissory note is equal to the net assets of the entity or $6.7 million and bears no interest. The first payment on the note receivable was due and paid on February 1, 2007 in the amount of $3.7 million with remainder of balance due in twelve equal monthly payments of $251,000 beginning on March 1, 2007. In September 2007, the Company amended the note receivable deferring the final six monthly payments from February 1, 2008

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

25. DECONSOLIDATION OF VARIABLE INTEREST ENTITY (Continued)

to July 1, 2008. As of December 31, 2007, the Company had received payments on the note totaling $5.2 million.

        As a result of the agreement, the Company deconsolidated certain assets related to the variable interest entity effective November 30, 2006. The operating results through November 30, 2006 relating to variable interest entity are included in the consolidated statements of operations. As a result of the deconsolidation, the following assets were removed from the Company's accounts (in thousands):

Cash	$102
Accounts Receivable	435
Inventory	5,986
Prepaids	4
Other Long-term assets	175

Total	$6,702

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

26. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth the Company's unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2007. The Company has prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that it considers necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$79,710	$68,770	$56,564	$98,158	$45,701	$43,578	$39,446	$66,897
Fulfillment partner revenue	98,334	90,422	100,321	195,871	112,229	105,389	122,484	224,437

Total revenue	178,044	159,192	156,885	294,029	157,930	148,967	161,930	291,334

Cost of goods sold
Direct	70,703	61,473	51,037	101,730	39,320	36,321	33,160	55,567
Fulfillment partner	83,587	75,411	84,483	164,926	93,295	86,343	100,509	188,075

Total cost of goods sold	154,290	136,884	135,520	266,656	132,615	122,664	133,669	243,642

Gross profit	23,754	22,308	21,365	27,373	25,315	26,303	28,261	47,692

Operating expenses:
Sales and marketing	12,659	11,911	17,282	29,045	11,284	7,962	8,835	27,377
Technology	13,424	14,897	16,157	20,680	14,973	15,237	14,576	14,667
General and administrative	11,850	11,050	11,078	12,859	10,689	10,429	9,724	11,134
Restructuring	—	—	—	5,674	6,089	6,194	—	—

Total operating expenses	37,933	37,858	44,517	68,258	43,035	39,822	33,135	53,178

Operating loss	(14,179)	(15,550)	(23,152)	(40,885)	(17,720)	(13,519)	(4,874)	(5,486)
Interest income, net	315	2,215	459	577	990	1,078	1,291	1,429
Interest expense	(1,267)	(1,275)	(1,096)	(1,127)	(1,029)	(1,027)	(1,029)	(1,103)
Other income (expense), net	—	(1)	(6)	88	—	—	(92)	—

Loss from continuing operations	(15,131)	(14,611)	(23,795)	(41,347)	(17,759)	(13,468)	(4,704)	(5,160)
Discontinued operations:
Loss from discontinued operations	(779)	(1,128)	(708)	(4,267)	(3,624)	(300)	—	—

Net loss	(15,910)	(15,739)	(24,503)	(45,614)	(21,383)	(13,768)	(4,704)	(5,160)
Deemed dividend related to redeemable common stock	(33)	(33)	(33)	—	—	—	—	—

Net loss attributable to common shares	$(15,943)	$(15,772)	$(24,536)	$(45,614)	$(21,383)	$(13,768)	$(4,704)	$(5,160)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.78)	$(0.73)	$(1.16)	$(1.95)	$(0.75)	$(0.57)	$(0.20)	$(0.22)
Loss from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$(0.20)	$(0.16)	$(0.01)	$—	$—
Net loss per share—basic and diluted	$(0.82)	$(0.78)	$(1.19)	$(2.15)	$(0.91)	$(0.58)	$(0.20)	$(0.22)
Weighted average common shares outstanding—basic and diluted	19,385	20,159	20,600	21,163	23,594	23,689	23,726	23,807

(1)
Includes the correction of an error requiring a change in revenue recognition from ship date to estimated delivery date. This correction resulted in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million (see Note 2—"Summary of Significant Accounting Policies"—"Revenue Recognition").

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2005
Deferred tax valuation allowance	$27,450	$9,135	$—	$36,585
Allowance for sales returns	2,835	62,178	59,437	5,576
Reserve for inventory obsolescence	1,323	4,706	788	5,241
Allowance for doubtful accounts	750	2,202	1,141	1,811
Year ended December 31, 2006
Deferred tax valuation allowance	$36,585	$37,805	$—	$74,390
Allowance for sales returns	5,576	61,401	63,362	3,615
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135
Year ended December 31, 2007
Deferred tax valuation allowance	$74,390	$8,320	$—	$82,710
Allowance for sales returns	3,615	55,553	54,140	5,028
Reserve for inventory obsolescence	6,585	283	5,106	1,762
Allowance for doubtful accounts	2,135	1,197	855	2,477