Form 10-Q
period 2008-03-31
OVERSTOCK.COM, INC
filed 2008-05-09
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

There were 22,734,916 shares of the Registrant’s common stock, par value $0.0001, outstanding on May 6, 2008.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	March 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$101,394	$60,094
Marketable securities	46,000	29,750
Cash, cash equivalents and marketable securities	147,394	89,844
Accounts receivable, net	12,304	13,042
Notes receivable (Note 4)	1,506	1,004
Inventories, net	25,933	17,970
Prepaid inventory	3,572	2,568
Prepaid expenses	7,572	10,118
Total current assets	198,281	134,546
Property and equipment, net	27,197	22,069
Goodwill	2,784	2,784
Other long-term assets, net	86	30
Notes receivable (Note 4)	4,181	4,317
Total assets	$232,529	$163,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$32,839
Accrued liabilities	35,241	23,820
Deferred revenue	17,357	16,188
Capital lease obligations, current	3,796	2
Total current liabilities	127,042	72,849
Other long-term liabilities	3,034	2,828
Convertible senior notes	75,623	75,710
Total liabilities	205,699	151,387
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and March 31, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007 and March 31, 2008, respectively	2	2
Additional paid-in capital	333,909	335,188
Accumulated deficit	(243,709)	(247,618)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and March 31, 2008, respectively	(63,278)	(75,218)
Accumulated other comprehensive income (loss)	(94)	5
Total stockholders’ equity	26,830	12,359
Total liabilities and stockholders’ equity	$232,529	$163,746

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2007	2008

Revenue
Direct revenue	$45,701	$51,483
Fulfillment partner revenue	112,229	149,262

Total revenue	157,930	200,745

Cost of goods sold
Direct(1)	39,320	44,314
Fulfillment partner	93,295	121,645

Total cost of goods sold	132,615	165,959

Gross profit	25,315	34,786

Operating expenses:
Sales and marketing(1)	11,284	15,019
Technology(1)	14,973	14,516
General and administrative(1)	10,689	9,563
Restructuring	6,089	—

Total operating expenses	43,035	39,098

Operating loss	(17,720)	(4,312)

Interest income	990	1,304
Interest expense	(1,029)	(901)

Loss from continuing operations	(17,759)	(3,909)
Loss from discontinued operations	(3,624)	—

Net loss	$(21,383)	$(3,909)
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.75)	$(0.17)
Loss from discontinued operations	$(0.16)	$—
Net loss per common share—basic and diluted	$(0.91)	$(0.17)
Weighted average common shares outstanding—basic and diluted	23,594	23,345

(1) Includes stock-based compensation as follows (Note 11):
Cost of goods sold – direct	$107	$49
Sales and marketing	$78	$84
Technology	$177	$214
General and administrative	$711	$987

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2007	25,423	$2	$333,909	$(243,709)	(1,605)	$(63,278)	$(94)	$26,830
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Stock-based compensation	—	—	1,184	—	—	—	—	1,184
Stock-based compensation to consultants in exchange for services	—	—	(14)	—	—	—	—	(14)
Stock-based compensation related to performance shares	—	—	150	—	—	—	—	150
Purchase of treasury stock	—	—	—	—	(1,110)	(12,000)	—	(12,000)
Comprehensive loss:
Net loss	—	—	—	(3,909)	—	—	—	(3.909)
Net unrealized gain on marketable securities	—	—	—	—	—	—	122	122
Cumulative translation adjustment	—	—	—	—	—	—	(23)	(23)
Total comprehensive loss								(3,810)
Balance at March 31, 2008	25,423	$2	$335,188	$(247,618)	(2,713)	$(75, 218)	$5	$12,359

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2007	2008	2007	2008

Cash flows from operating activities of continuing operations:
Net loss	$(21,383)	$(3,909)	$(107,239)	$(27,541)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Loss from discontinued operations	3,624	—	9,727	300
Depreciation and amortization	7,771	6,497	33,948	28,221
Realized (gain) from marketable securities	—	—	(1,868)	—
Loss on disposition of property and equipment	—	—	1	1
Stock-based compensation	1,073	1,184	4,235	4,633
Stock-based compensation to consultants for services	5	(14)	(15)	170
Stock-based compensation – performance shares	—	150	—	(400)
Issuance of common stock from treasury for 401(k) matching contribution	602	19	882	(89)
Amortization of debt discount and deferred financing fees	86	87	364	345
Asset impairment and depreciation (restructuring)	—	—	—	2,169
Restructuring charges	6,089	—	11,763	4,025
Notes receivable accretion	—	(136)	—	(408)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	3,827	(738)	(541)	(5,531)
Inventories, net	3,612	7,963	58,703	(1,308)
Prepaid inventory	(360)	1,004	6,234	33
Prepaid expenses	(1,962)	(2,546)	936	(683)
Other long-term assets, net	90	—	539	381
Accounts payable	(38,059)	(37,809)	(9,638)	4,762
Accrued liabilities	(23,709)	(11,421)	(19,241)	5,392
Deferred revenue	454	(1,169)	(745)	13,100
Other long-term liabilities	—	(206)	—	(399)

Net cash (used in) provided by operating activities of continuing operations	(58,240)	(41,044)	(11,955)	27,173

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	55	—
Purchases of marketable securities	—	(6,539)	—	(81,756)
Sales and maturities of marketable securities	—	22,911	49,475	52,169
Expenditures for property and equipment	(477)	(1,313)	(17,114)	(3,479)
Proceeds from sale of property and equipment	—	—	1	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—	9,892
Collection of note receivable	3,941	502	3,941	1,757
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	(102)	—

Net cash provided by (used in) investing activities of continuing operations	3,464	15,561	36,256	(21,417)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,247)	(3,794)	(5,776)	(3,808)
Drawdown on line of credit	1,169	5,268	57,122	6,522
Payments on line of credit	(1,169)	(5,268)	(77,122)	(6,522)
Issuance of common stock in offerings, net of issuance costs	—	—	64,406	—
Purchase of treasury stock	—	(12,000)	—	(12,000)
Exercise of stock options	1,153	—	2,660	2,077

Net cash (used in) provided by financing activities of continuing operations	(4,094)	(15,794)	41,290	(13,731)

Effect of exchange rate changes on cash	(15)	(23)	4	(11)

Cash provided by (used in) operating activities of discontinued operations	410	—	2,167	(614)
Cash used in investing activities of discontinued operations	(53)	—	(578)	—
Net (decrease) increase in cash and cash equivalents	(58,528)	(41,300)	67,184	(8,600)
Change in cash and cash equivalents from discontinued operations	(357)	—	(1,590)	614
Cash and cash equivalents, beginning of period	126,965	101,394	2,486	68,080

Cash and cash equivalents, end of period	$68,080	$60,094	$68,080	$60,094

Supplemental disclosures of cash flow information:
Interest paid	$651	$639	$4,050	$3,870
Deemed dividend on redeemable common stock	$—	$—	$66	$—
Lapse of rescission rights on redeemable common stock	$—	$—	$2,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company’s OTravel subsidiary through April 25, 2007 (see Note 4—“Sale of Discontinued Operations”).  All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, which includes listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars listing business. The Company has organized its operations into two principal segments based on these primary sources of revenue (see “Note 12 —Business Segments”).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Revenue related to merchandise sales is recognized upon delivery to the Company’s customers. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. The delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in transit times); (ii) the fulfillment source (either the Company’s warehouses or those of its fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

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

Direct revenue

Direct revenue consists of merchandise sold through the Company’s Website to individual consumers and businesses that are fulfilled from its leased warehouses.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by third parties directly to consumers and other businesses from warehouses maintained by the fulfillment partners.

During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the items sold on the auction site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. The auction business revenues were insignificant during the three months ended March 31, 2007 and 2008. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment at this early stage of the business.

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

Internal-Use Software and Website Development

The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company’s business. As required by Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of two to three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

During the three months ended March 31, 2007 and 2008, the Company capitalized $1.3 million and $727,000, respectively, of costs associated with internal-use software and website development, which are offset by amortization of previously capitalized amounts of $3.4 million and $3.1 million for those respective periods.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: (i) a commission for traffic driven to the Website that generates a sale, and (ii) based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $10.6 million and $13.9 million during the three months ended March 31, 2007 and 2008, respectively.

Restructuring

Restructuring expenses have been primarily comprised of lease termination costs and the costs incurred for returning leased facilities back to their original condition in anticipation of subleasing current office space. Statement of Financial Accounting Standard (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—“Restructuring Expense”).

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities.   SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets;

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008:
	Total	Level 1	Level 2	Level 3

Assets:

Cash equivalents — Money market mutual funds	$41,711	$41,711	$—	$—
Available-for-sale securities	29,750	29,750	—	—
Total assets	$71,461	$71,461	$—	$—

Earnings (loss) per share

In accordance with SFAS 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, convertible senior notes and shares under the Performance Share Plan, are included in the calculation of diluted net earnings (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2008

Loss from continuing operations	$(17,759)	$(3,909)
Loss from discontinued operations	(3,624)	—

Net loss	$(21,383)	$(3,909)

Weighted average common shares outstanding—basic	23,594	23,345
Effective of dilutive securities:

Stock options	—	—
Restricted stock units	—	—
Convertible senior notes	—	—
Shares under the Performance Share Plan	—	—
Weighted average common shares outstanding—diluted	23,594	23,345
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.75)	$(0.17)
Loss from discontinued operations	$(0.16)	$—
Net loss per common share—basic and diluted	$(0.91)	$(0.17)

The stock options, restricted stock units, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive. The number of stock options outstanding at March 31, 2007 and 2008 was 1,376,000 and 1,120,000, respectively.  In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company.  As of March 31, 2008, there were 447,000 restricted stock units outstanding (see Note 11 – “Stock Based Awards”).  As of March 31, 2008, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 for fiscal 2008; however, it did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 during the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  The effect of these reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

3.   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce its overall expense structure in an effort to improve future operating performance, and incurred $5.7 million of restructuring charges related to the early termination of a data center lease.

During fiscal year 2007, the Company recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in the Company’s current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges.

Restructuring liabilities along with charges to expense, cash payments or accelerated depreciation of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2007	Charges to Expense	Cash payment or accelerated depreciation	Balance 03/31/2008
Lease and contract termination costs	$4,035	$—	$(387)	$3,648
Total	$4,035	$—	$(387)	$3,648

Of the $3.6 million of restructuring liabilities, $2.8 million is classified in the balance sheet as “Other long-term liabilities” with the remainder in accrued liabilities.

Under the restructuring program, the Company has recorded $18.0 million in restructuring charges through the end of first quarter of 2008, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007, respectively. There were no restructuring charges during the three months ended March 31, 2008.  The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. In 2009, the Company intends to move its corporate office facilities into new warehouse space leased on April 8, 2008 (see Note 8 – “Commitments and Contingencies”).  The Company believes that, except for the additional lease and contract termination costs related to relocating its current office facilities to new warehouse space, the restructuring program is substantially complete.

 4.   SALE OF DISCONTINUED OPERATIONS

On July 1, 2005, the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses).

Ski West was an on-line travel company whose proprietary technology provides consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains, primarily in popular ski areas in the U.S. and Canada. Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, and the Company integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc (“OTravel”).

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144 Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company classified the OTravel assets and liabilities as “held for sale” as it met these criteria as of December 31, 2006, which included: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and unlikelihood  that significant changes will be made to the plan to the sell the assets. The travel business was not part of the Company’s core business operations and was no longer part of its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

The Company also determined that the OTravel subsidiary met the definition of a “component of an entity” and accounted for it as a discontinued operation under SFAS 144.  The results of operations for this subsidiary have been classified as discontinued operations in all periods presented.  In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”) and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase the business.  During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms.  Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

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

The following table is a summary of the Company’s discontinued operations for the three months ended March 31, 2007 and the period ended April 25, 2007 (in thousands):

	Three months ended March 31, 2007	Year-to-date period ended April 25, 2007
Sales	$2,081	$2,226
Cost of sales	(572)	(650)
Gross profit	1,509	1,576
Sales and marketing	(342)	(447)
Technology	(44)	(60)
General and administrative	(905)	(1,152)
Goodwill impairment	(3,841)	(3,841)
Loss from discontinued operations	$(3,624)	$(3,924)

5.   MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three months ended March 31, 2007 or 2008.

As of March 31, 2008, the Company’s marketable securities consisted of U.S. agency securities, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables. All marketable securities are classified as available-for-sale securities. The following table summarizes the Company’s marketable security investments as of March 31, 2008 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$20,066	$95	$20,161
Commercial Paper	3,714	(1)	3,713
Asset-Backed Securities	5,848	28	5,876

Total available-for-sale investments	$29,628	$122	$29,750

There were no realized gains and losses on sales of marketable securities during the three months ended March 31, 2007 and 2008.

6.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2007	2008

Net loss	$(21,383)	$(3,909)
Net unrealized gain on marketable securities	—	122
Foreign currency translation adjustment	(15)	(23)

Comprehensive loss	$(21,398)	$(3,810)

7.   BORROWINGS

Wells Fargo Operational Credit Agreement

The Company has a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support operations, namely, inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.

At March 31, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.5 million were issued on behalf of the Company.

Wells Fargo Retail Finance Agreement

The Company is a party to a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The WFRF Agreement contains standard default provisions and expires on December 12, 2008. The conditions to the Company’s use of the facility include a 45-day advance notice requirement.

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. At March 31, 2008, no amounts were outstanding and availability under the WFRF Agreement was $9.1 million.

Capital leases

The Company leases certain software and computer equipment under one non-cancelable capital leases that expires in June 2008.

Software and equipment relating to current and expired capital leases totaled $19.8 million at March 31, 2007 and 2008, with accumulated depreciation of $14.1 million and $17.5 million at those respective dates. Depreciation of assets recorded under current and expired capital leases was $1.8 million and $1.4 million at March 31, 2007 and 2008, respectively.  As of March 31, 2008, the Company has future minimum lease payments under a capital lease of $2,000 due within the next twelve months.

3.75% Convertible senior notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $86,000 and $87,000 during the three months ended March 31, 2007 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

As of March 31, 2008, $77.0 million of the Senior Notes remained outstanding.

8.   COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

Through July 2005, the Company leased 43,000 square feet of office space at Old Mill Corporate Center I for its principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of the new lease is $32.3 million, of which approximately $3.9 million is payable in the next twelve months.  $6.2 million of the total lease obligation is offset by estimated sublease payments, of which $846,000 is anticipated to be received in the last twelve months.

The Company entered into a Tenant Improvement Agreement (the “OMIII Agreement”) with Old Mill Corporate Center III, LLC (the “Lessor”) relating to the office building in February 2005. The OMIII Agreement sets forth the terms on which the Company paid the costs of certain improvements to the leased office space. The amount of the costs was approximately $2.0 million. The OMIII Agreement also required the Company to provide a letter of credit in the amount of $500,000 to the Lessor to provide funds for the removal of certain improvements upon the termination of the lease.

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

During fiscal year 2007, the Company recorded an additional $6.2 million of restructuring costs related to its marketing for sub-lease office and data center space in its current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Note 3—“Restructuring Expense”).

Logistics and warehouse space

In July 2004, the Company entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of some of its prepackaged products were performed by a third party. The Logistics Agreement and subsequent amendment set forth terms on which the Company paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

In December 2005, the Company entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, the Company incurred $3.7 million of related restructuring charges in 2007 (see Note 3 —“Restructuring Expense”).

The Company currently leases 640,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012.

On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that construction of the New Warehouse is to be completed August 1, 2008 and that the Company will lease the New Warehouse in stages: beginning September 1, 2008, the Company will lease a total of 232,900 square feet of the New Warehouse; on February 1, 2009, the Company will lease a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term.   The Company currently has warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas

Lease, the Company plans to consolidate to the New Warehouse its warehouse operations from two of its smaller leased warehouse facilities in Salt Lake City.  Both of these smaller warehouse facilities are under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel the Company’s leases of those facilities without any early termination penalty.  The Natomas Lease anticipates that the Company may construct a corporate office facility within the New Warehouse.  The Company intends to move is corporate office facility to the new warehouse in 2009.

Co-location data center

In July 2005, the Company entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006 however, the Company made the determination to consolidate its facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which the Company incurred a $4.6 million restructuring charge (see Note 3—“Restructuring Expense”).

In December 2006, the Company entered into a Data Center Agreement (the “OM I Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow the Company to consolidate other IT data center facilities at the Old Mill Corporate Center II and at its current corporate offices facilities.

Computer equipment operating leases

The Company has entered into non-cancelable operating leases for certain computer equipment that expires in June 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Total operating leases

Minimum future payments under all operating leases described above are as follows (in thousands):

Payments due by period
2008	$8,832
2009	8,278
2010	8,765
2011	9,072
2012	8,637
Thereafter	21,050
$64,634

Rental expense for operating leases totaled $4.0 million and $3.0 million for the three months ended March 31, 2007 and 2008, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient

Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. The parties have begun discovery in this case. The Company intends to continue to pursue this action vigorously. The court has postponed the September 9, 2008 trial date without setting a new trial date.

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham.  In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity.  In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices.  In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortious interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. This case is in its initial stages. The Company intends to defend the Copper River cross-complaint vigorously.

On January 30, 2008, Gradient Analytics, Inc. filed a motion for leave to file a cross-complaint against the Company and Patrick Byrne. Neither the Company nor Patrick Byrne opposed this motion.  On April 14, 2008 the court granted this motion and Gradient Analytics filed a cross-complaint against the Company and Patrick Byrne. The Gradient Analytics cross-complaint alleges that the Company and Dr. Byrne engaged in violations of California’s unfair business practices act, interference with prospective business advantage, and libel. This case is in its initial stages. The Company intends to defend the Gradient Analytics cross-complaint vigorously.

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

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. The parties have begun discovery in this case. The Company intends to vigorously prosecute this action.

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

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents.  The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena.   The Company believes that it follows industry advertising practices and intends to respond fully to the subpoena and cooperate with the investigation.

9.   INDEMNIFICATIONS AND GUARANTEES

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

10. STOCK REPURCHASE PROGRAM

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allows the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.1 million shares of its common stock in open market purchases for $12.0 million during the three months ended March 31, 2008.  There have been no repurchases since March 31, 2008.

11. STOCK BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) for the three months ended March 31, 2007 and March 31, 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2008
Stock options	$1,073	$934
Restricted stock units	—	250
Performance shares	—	150
Total stock-based compensation expense	$1,073	$1,334

Stock Options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three months ended March 31, 2007 and March 31, 2008 were as follows:

	Three Months Ended
	March 31,
	2007	2008
Dividend yield	None	None
Expected volatility	65.3%	73.1%
Risk-free interest rate	4.75%	3.02%
Expected life (in years)	6.3	6.3
Weighted average fair value of options granted	$11.06	$7.00

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on implied volatility. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus the expected dividend yield used in the calculation is zero.

Restricted Stock Units

In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company.

The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair values of restricted stock units granted during the three months ended March 31, 2008 were as follows:

Three Months Ended
March 31, 2008
Weighted average fair value of restricted stock units granted	$12.18

Performance Share Plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan and approved grants to executive officers and certain employees of the Company. The Performance Share Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

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

An amendment to the Performance Share Plan to allow the Company to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, the Company determined the fair value of the awards on the amendment date and determined to make the payments in the form of common stock, rather than cash. Therefore, the Company reclassified awards under the performance share plan from their current status as liability awards to equity awards in accordance with SFAS 123(R).

As of March 31, 2008, the Company has recognized $1,150,000 in total compensation expense under the plan. In the quarters ended March 31, 2007 and 2008, the Company recognized $250,000 and $150,000, respectively in compensation expense under the plan.

12. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2007 and 2008. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2007 and 2008 (in thousands):

	Three months ended March 31,
	Direct	Fulfillment partner	Consolidated
2007
Revenue	$45,701	$112,229	$157,930
Cost of goods sold	39,320	93,295	132,615

Gross profit	$6,381	$18,934	25,315
Operating expenses			(43,035)
Other income (expense), net			(39)

Loss from continuing operations			$(17,759)

2008
Revenue	$51,483	$149,262	$200,745
Cost of goods sold	44,314	121,645	165,959

Gross profit	$7,169	$27,617	34,786
Operating expenses			(39,098)
Other income (expense), net			403

Loss from continuing operations			$(3,909)

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

For the three months ended March 31, 2007 and 2008, over 99% of sales were made to customers in the United States of America. No individual geographical area within the U.S accounted for more than 10% of net sales in any of the periods presented. At December 31, 2007 and March 31, 2008, all of the Company’s fixed assets were located in the United States of America.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to retail chains and other businesses; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates; our expectation that we will move our corporate headquarters into our new warehouse location; our belief that we have completed the turnaround plan that we began well over a year ago; our intention to expand product selection and our fulfillment partner business; and our belief that our depreciation expense will decrease.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties please see Item 1A — “Risk Factors”. These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as an online site for dealers to list and customers to find cars for sale.

Our Company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 83,000 products under multiple departments under the shopping tab on our Website, and offer almost 652,000 media products in the Books etc. department on our Website.

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

Our Business

We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 12—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist, restaurant, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three months ended March 31, 2008, we fulfilled approximately 25% of all orders through our warehouses, which generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 750 third parties that post approximately 77,000 non-BMMG products, as well as most of the BMMG products (found in the Books etc. department) on our Website.

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

Business Restructuring

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio and television advertising. Our advertising expenses totaled approximately $10.6 million and $13.9 million for the three months ended March 31, 2007 and 2008, respectively, representing 94% and 93% of sales and marketing expenses for those respective periods.

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

From our inception through the third quarter of 2007, we recorded revenue based on product ship date. In the fourth quarter of 2007, we determined that we should not have recorded revenue until the delivery date. We performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and have determined that the impact of the correction was immaterial to the full year ended 2007 and fourth quarter of 2007 and to all prior periods.

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

In the first quarter of 2008, we reversed this adjustment and recognized the $13.7 million of revenue and $2.1 million of gross profit that had been deferred at the end of the fourth quarter of 2007. At the end of the first quarter, we performed the same analysis on orders that had been shipped but had not yet been delivered, and determined that $12.8 million of revenue and $2.2 million of gross profit should be deferred. The net effect of these two adjustments on first quarter results was an increase of $900,000 in revenue and a decrease of $100,000 in gross profit.  In the future, we will have similar deferral and reversals each quarter related to orders shipped but not delivered, and similar to this quarter, we do not anticipate that the net adjustment will have a material effect on total revenue or gross profit.

Commentary—Revenue.    Total revenue increased to $200.7 million, a 27% improvement over Q1 2007. The direct business, which had been shrinking since Q3 2006, accounted for 26% of total revenue and grew 13% in the period, while the fulfillment partner business accounted for 74% of total revenue and grew 33%. With a return to top-line revenue growth, we believe we have completed the turnaround plan that began well over a year ago, starting with growth in contribution and gross profits. We attribute the improved revenue growth rates in Q1 to a stabilization of the direct business, a larger selection of products available on our website, and more effective marketing efforts.

We added nearly 20,000 new items to existing and new product categories during the quarter, with nearly all of these new products coming from fulfillment partners. The number of partners increased as well, from 730 at the beginning of the quarter to 750 at March 31, 2008. We intend to further increase product selection on our website throughout the year primarily by continuing to expand our fulfillment partner business.

In the fourth quarter of 2007, we made the decision to invest in our brand by increasing our television advertising, and this continued through the first quarter of 2008. We believe that this and other marketing initiatives such as website optimization and design contributed to revenue growth during the quarter. See Commentary—Marketing below for more information on our sales and marketing efforts.

Commentary—Gross Profit and Gross Margin.    Gross profit increased 37% to $34.8 million, driven largely by a 46% increase in fulfillment partner gross profit. Direct gross profit expanded by 12%, in line with direct revenue growth. Gross margin for the quarter improved 130 basis points (“bps”) to 17.3%. Fulfillment partner gross margin expanded 160bps to 18.5%, while the direct business contracted 10 bps to 13.9%. Fulfillment costs decreased 150 bps, primarily the result of reduced warehouse space and reduced customer service costs as a percent of sales. Fulfillment partner margins also benefited from lower product costs, as well as a shift away from lower margin BMMG products (BMMG decreased from 8% of total gross revenue last year to 5% this year). For the direct business, product cost and freight costs as a percentage of sales increased over last year, offsetting the efficiency gained from reduced warehousing and customer service costs. Gross margins for the past five quarterly periods and fiscal year ending 2007 were:

	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008
Direct	14.0%	16.7%	15.9%	16.9%	16.0%	13.9%
Fulfillment Partner	16.9%	18.1%	17.9%	16.2%	17.1%	18.5%
Combined	16.0%	17.7%	17.5%	16.4%	16.8%	17.3%

Commentary—Marketing.    Sales and marketing expenses increased from last year due in large part to increased television advertising during the quarter, including commercials run during the Superbowl in early February. As a result, marketing expenses increased 33% to just over $15 million compared to $11.3 million. Marketing efficiency, or marketing expense as a percentage of revenue, deteriorated 40 bps from last year to 7.5%. Despite the increase, we believe our marketing efforts during the quarter were effective, as both direct and fulfillment partner revenue growth accelerated, and new and unique customer growth and customer orders turned positive after decreasing on a year-over-year basis for the previous two years.

Commentary—Contribution and Contribution Margin.    Contribution (gross profits less sales and marketing expense) increased 41%, from $14.0 million in Q1 2007 to $19.8 million in Q1 2008. Contribution margin for the quarter was 9.8% compared to 8.9% last year. The following table shows our calculation of contribution and contribution margin (in thousands):

	Three months ended March 31,
	2007	2008
Total revenue	$157,930	$200,745
Cost of goods sold	132,615	165,959

Gross profit	25,315	34,786
Less: Sales and marketing expense	11,284	15,019

Contribution	$14,031	$19,767

Contribution margin	8.9%	9.8%

Commentary—Technology and G&A costs.    Combined technology and G&A costs fell 6% compared to Q1 2007, due mainly to lower corporate overhead and depreciation expense. Depreciation expense, which primarily falls in technology, is down from last year’s levels, and will continue to fall throughout the year. However, we are investing in technology-related projects and personnel, and as a result, tech expenses were relatively flat compared to Q1 2007 levels.

Commentary—Operating expenses and operating  loss.    Overall, operating expenses were down 9% in Q1 2008 to $39.1 million (note that operating expenses in Q1 2007 included $6.1 million of restructuring costs). Our operating loss for Q1 2008 was $4.3 million, down 76% from $17.7 million during the same period in 2007.

Commentary—EBITDA (non-GAAP).    EBITDA for Q1 2008 was $3.5 million, an $11.8 million improvement over Q1 2007. We believe that discussing EBITDA at this stage of our business is useful to us and investors because our capital expenditures are significantly lower than our depreciation levels. In 2007, capital expenditures were $2.6 million while depreciation expense was $29.5 million, and in Q1 2008, capital expenditures were $1.3 million while depreciation was $6.5 million. Therefore, we believe that EBITDA is an additional measure of actual cash used or cash generated by the operations of the business.

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

		Three months ended March 31,
		2007	2008
Operating loss		$(17,720)	$(4,312)
Add:	Depreciation and amortization	7,771	6,497
	Stock-based compensation expense	1,073	1,184
	Stock-based compensation to consultants for services	5	(14)
	Stock-based compensation for performance share plan	—	150
	Treasury stock issued to employees as compensation	602	19

EBITDA		$(8,269)	$3,524

Commentary—Balance Sheet Items.    We ended the quarter with $89.8 million in cash, cash equivalents and marketable securities, compared to $68.1 million at the end of the same period in 2007. Working capital increased to $61.7 million from $53.8 million, and we ended the quarter with $18.0 million of inventory (including inventory in-transit to customers of $2.5 million), an increase of $1.3 million from Q1 2007 inventory levels. We repurchased 1.1 million shares of our common stock during the quarter for $12.0 million, representing approximately 5% of total outstanding shares.

Commentary—Cash Flows.    Operating cash flows for Q1 2008 were $(41.0) million compared to $(58.2) million for the same period last year, a $17.2 million improvement. Over the trailing twelve months, operating cash flows were $27.2 million compared to $(12.0) million last year, a $39.1 million improvement. “Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2007 and 2008 totaled $(58.7) million and $(42.4) million, respectively. For the twelve months ended March 31, 2007 and 2008, free cash flow was $(29.1) million and $23.7 million, respectively, a $52.8 million improvement.

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Free cash flow reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flow from operations reduced by “Expenditures for property and equipment”. Although we believe that cash flow from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.  You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of Free Cash Flow provides useful information to investors regarding our financial condition and results of operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our operating cash flows as follows:

	Three months ended March 31,		Twelve months ended March 31,
	2007	2008	2007	2008
Net cash provided by (used in) operating activities	$(58,240)	$(41,044)	$(11,955)	$27,173
Expenditures for property and equipment	(477)	(1,313)	(17,114)	(3,479)

Free cash flow	$(58,717)	$(42,357)	$(29,069)	$23,694

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

Revenue recognition.    We derive our revenue primarily from two sources: (i) direct revenue and (ii) fulfillment partner revenue, which includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 12—“Business Segments”).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and therefore recognized as revenue at the end of each period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended March  31, 2008 (in thousands):

Change in the
Estimate of Average	Three months ended March 31, 2008
Transit Times (Days)	Effect on Revenue	Effect on Net Loss

-2	$4,852	$850
-1	$2,784	$480
As reported	As reported	As reported
1	$(2,803)	$(504)
2	$(5,470)	$(982)

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

Direct revenue

Direct revenue consists of sales of merchandise to both individual consumers and businesses that are fulfilled directly from our leased warehouses.  Direct sales occur primarily through our Website, but may also occur through other offline channels.

Fulfillment partner revenue

Fulfillment partner revenue consists of sales of merchandise through our Website to both consumers and businesses that are shipped directly to the customer from warehouses maintained by our fulfillment partners.

During September 2004, we added an online auction service to our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auction business is not large enough to separate into its own segment, and therefore has been included within the fulfillment partner segment.

During December 2006, we added an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is not large enough to separate into its own segment, and therefore has been included within the fulfillment partner segment.

Deferred revenue.  Payment is generally required by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, the Company sells gift cards and records related deferred revenue at the time of the sale.  Revenue from a gift certificate is recognized when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

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

We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.0 million at March 31, 2008 and $5.0 million at December 31, 2007.

Allowance for doubtful accounts.    From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.6 million at March 31, 2008 and $2.5 million as of December 31, 2007.

Reserve for obsolete and damaged inventory.    We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At March 31, 2008, our inventory balance was $18.0 million (including $2.5 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.7 million. At December 31, 2007, our inventory balance was $25.9 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million.

Internal-Use Software and Website Development.    Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two to three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three months ended March 31, 2007 and 2008, we capitalized $1.3 million and $727,000, respectively, of costs associated with internal-use software and website development. Amortization of previously capitalized amounts totaled $3.4 million and $3.1 million for those respective periods.

Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and March 31, 2008, we have recorded a full valuation allowance of $82.7 million and $83.5 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

We adopted the provisions of FIN 48, on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the year ended December 31, 2007.  There have been no changes during the three months ended March 31, 2008.

Valuation of long-lived and intangible assets and goodwill.    Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2007 and March 31, 2008.

Stock-based compensation.    As of January 1, 2006, we adopted SFAS 123(R) Share Based Payment (“SFAS 123(R)”), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We have utilized a Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility:    The fair value of stock options were valued using a volatility factor based on our historical stock prices.

Expected Term:    For 2005 and 2006 option grants, the expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 option grants, we elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB 107”) to develop an estimate of expected term.  In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R), beyond December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

An amendment to the Performance Share Plan to allow us to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, we determined the fair value of the awards on the amendment date and determined to make the payments in the form of common stock, rather than cash. Therefore, we reclassified awards under the performance share plan from their current status as liability awards to equity awards in accordance with SFAS 123(R).

As of March 31, 2008, we had recognized $1,150,000 in total compensation expense under the plan. In the quarters ended March 31, 2007 and 2008, we recognized $250,000 and $150,000, respectively, in compensation expense under the plan.

Restricted Stock Units.   In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to our officers and employees.  The restricted stock units vest over three years at 25% at the end of the first year, an additional 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 11—“Stock Based Awards”).

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows. For information and related disclosures regarding our fair value measurements see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 2—“Accounting Policies”).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the three months ended March 31, 2008. Therefore, the adoption of SFAS 159 did not impact our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,
	2007	2008
	(as a percentage of total revenue)
Revenue
Direct revenue	28.9%	25.6%
Fulfillment partner revenue	71.1	74.4
Total revenue	100.0	100.0
Cost of goods sold
Direct	24.9	22.1
Fulfillment partner	59.1	60.6
Total cost of goods sold	84.0	82.7
Gross profit	16.0	17.3
Operating expenses:
Sales and marketing	7.1	7.5
Technology	9.5	7.2
General and administrative	6.8	4.7
Restructuring	3.8	—
Total operating expenses	27.2	19.4
Operating loss	(11.2)	(2.1)
Interest income, net	0.6	0.6
Interest expense	(0.6)	(0.4)
Other (expense) income, net	—	—
Loss from continuing operations	(11.2)%	(1.9)%

Comparison of Three Months Ended March 31, 2007 and 2008

Revenue

Total revenue increased 27%, from $157.9 million during the three months ended March 31, 2007 to $200.7 million during the same period in 2008.  During that same period, direct revenue increased 13%, from $45.7 million in 2007 to $51.5 million in 2008, while fulfillment partner revenue experienced 33% growth, from $112.2 million in 2007 to $149.3 million in 2008.

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

Gross margins for the three months ended March 31, 2008 increased 130 basis points, from 16.0% in Q1 2007 to 17.3% in Q1 2008. Gross profit for the three months ended March 31, 2007 and 2008 amounted to $25.3 million and $34.8 million, respectively, a 37% increase.  Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $107,000 and $49,000 for the three months ended March 31, 2007 and 2008, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business grew 12% from $6.4 million during the three months ended March 31, 2007 to $7.2 million for the same period in 2008. Gross margins for our direct business decreased slightly from 14.0% in Q1 2007 to 13.9% in Q1 2008.  Gross margin improvements from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 6.0% of sales compared to 7.5% in Q1 2007 were offset  by increases to product and freight costs as a percent of direct revenue.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $18.9 million and $27.6 million for the three months ended March 31, 2007 and 2008, respectively, a 46% improvement. Gross margins for the fulfillment partner business also increased from 16.9% in Q1 2007 to 18.5% in Q1 2008 for those respective periods. The increase in gross profits for our fulfillment partner business is the result of the 33% increase in fulfillment partner revenue combined with increased gross margin. The increase in fulfillment partner gross margin is the result of better product pricing and improvements in fulfillment costs as a percentage of sales, particularly the cost of customer service.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2007		2008
Total revenue	$157,930	100%	$200,745	100%
Cost of goods sold
Product costs and other cost of goods sold	121,532	77%	153,976	77%
Fulfillment costs	11,083	7%	11,983	6%
Total cost of goods sold	132,615	84%	165,959	83%
Gross profit	$25,315	16%	$34,786	17%

As displayed in the above table, fulfillment costs during the three months ended March 31, 2007 and 2008 were $11.1 million and $12.0 million, representing 7% and 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.  The decrease in fulfillment costs as a percent of revenue in the first quarter of 2008 is primarily the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

Operating expenses

Sales and marketing.    Sales and marketing expenses totaled $11.3 million and $15.0 million for the three months ended March 31, 2007 and 2008, representing 7% of total revenue for those respective periods. Comparing quarterly periods for 2007 and 2008, sales and marketing expenses increased 33%. We direct customers to our Website primarily through a number of targeted online marketing channels, such as paid search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as television, print and radio advertising. Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS 123(R) of $78,000 and $84,000 for the three months ended March 31, 2007 and 2008, respectively.

Costs associated with our discounted shipping promotions are not included in marketing expense. They are accounted for as a reduction of revenue and therefore affect sales growth and gross profit. We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses.    Technology expenses totaled $15.0 million and $14.5 million for the three months ended March 31, 2007 and 2008, respectively, representing 9% of total revenue in 2007 and 7% in 2008. From 2007 to 2008, technology expenses decreased 3% primarily due to decreased depreciation expense. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) of $177,000 and $214,000 for the years ended March 31, 2007 and 2008, respectively.

General and administrative expenses.    General and administrative (“G&A”) expenses totaled $10.7 million and $9.6 million for the three months ended March 31, 2007 and 2008, respectively, representing approximately 7% and 5% of total revenue for those respective periods. The decrease in G&A expenses primarily relates to decreases in corporate facilities costs and payroll-related expenses.  We incurred stock-based compensation expense related to the adoption of SFAS 123(R) within general and administrative expenses of approximately $711,000, and $987,000 for the three months ended March 31, 2007 and 2008, respectively.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation and exclude non-cash restructuring costs) for the three months ended March 31, 2007 were $9.5 million, compared to similar non-cash expense of $7.8 million during Q1 2008. We estimate that these non-cash expenses will be approximately $26-$28 million for the full year of 2008.

Overall, our total operating expenses decreased 9% during Q1 2008 compared to Q1 2007, while total revenues increased 27% and gross profit increased 37%.

Restructuring expenses.    During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. Restructuring expense was $6.1 million and zero during the three months ended March 31, 2007 and 2008, respectively.  There have been no restructuring expenses recorded since Q2 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

Non-operating income (expense)

Interest income, interest expense and other income (expense).    Interest income is derived primarily from the investment of our cash in short-term investments. For the three months ended March 31, 2007 and 2008, interest income totaled $990,000 and $1.3 million, respectively.

Interest expense is largely related to interest incurred on our convertible notes, capital leases and our credit lines. Interest expense for the three months ended March 31, 2007 and 2008 totaled $1.0 million and $901,000, respectively.

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”, management decided to sell OTravel, a wholly-owned travel offerings subsidiary.  The travel business was not part of our core business operations and was no longer part of our strategic focus.  We also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144.  The results of operations for this subsidiary have been classified as discontinued operations for the three months ended March 31, 2007.

In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 and that an additional $3.8 million of goodwill was impaired as of March 31, 2007, based on the estimated fair value of the discounted cash flows of the net proceeds from the April 25, 2007 sale of OTravel.com for $17.0 million.

Income taxes

Income taxes.    For the three months ended March 31, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and March 31, 2008, we had net operating loss carryforwards of approximately $164.2 million and $169.7 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total revenues for each of the quarters since 2005 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$200,745
2007	157,930	$148,967	$161,930	$291,334
2006	178,044	159,192	156,885	294,029
2005	165,881	150,638	167,779	315,018

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

At March 31, 2008, our cash and cash equivalents balance was $60.1 million and we had $29.8 million in marketable securities, for a total of $89.8 million of cash, cash equivalents and marketable securities.

For the three months ended March 31, 2007 and 2008, our operating activities resulted in net cash outflows of $58.2 million and $41.0 million, respectively. For the trailing twelve months ended March 31, 2007 and 2008, our cash flow from operations resulted in outflows of $12.0 million and inflows of $27.2 million, respectively.  We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2008 was to fund our net losses of $3.9 million, as well as changes in accounts receivable, prepaid expenses, accounts payable and accrued liabilities and deferred revenue of 738,000, $2.5 million, $37.8 million, $11.4 million and $1.2 million, respectively. This was offset by the cash provided from changes in inventory and prepaid inventory $8.0 million and $1.0 million, respectively.  For the three months ended March 31, 2007, the primary use of cash and cash equivalents was to fund our operations, including net losses of $21.4 million (which includes $3.6 million of loss from discontinued operations, $6.1 million of non-cash restructuring costs and $9.5 million of other net non-cash activity), as well as changes in prepaid inventory, prepaid expenses, accounts payables and accrued liabilities of $360,000, $2.0 million, $38.1 million and $23.7 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventory and other long-term assets of $3.8 million, $3.6 million and $90,000, respectively.

Investing activities resulted in cash inflows of $3.5 million and $15.6 million for the three months ended March 31, 2007 and 2008, respectively. The cash inflows of $15.6 million during Q1 2008 resulted from the sales of marketable securities of $22.9 million offset by purchases of marketable securities of $6.5 million and capital expenditures of $1.3 million.  Cash inflows from investing activities in 2007 resulted from cash received from $3.9 million of payments on notes receivable, offset by expenditures for property and equipment of $447,000.

Financing activities resulted in cash outflows of $4.1 million and $15.8 million for the three months ended March 31, 2007 and 2008, respectively. The net cash used in financing activities in Q1 2008 was primarily due to our stock repurchase of $12.0 million and payments for capital leases of $3.8 million. Cash outflow for financing activities in Q1 2007 was primarily due to capital lease payments of $5.2 million, offset by $1.2 million of proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of March 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt arrangements	$—	$—	$—	$77,000	$—	$—	$77,000
Interest on convertible senior notes	2,888	2,888	2,888	2,888	—	—	11,552
Capital lease obligations	2	—	—	—	—	—	2
Operating leases	8,832	8,278	8,765	9,072	8,637	21,050	64,634
Purchase obligations	13,536	—	—	—	—	—	13,536
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$25,258	$11,166	$11,653	$88,960	$8,637	$21,050	$166,724

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,505	$—	$—	$—	$—	$—	$2,505

Total commercial commitments	$2,505	$—	$—	$—	$—	$—	$2,505

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

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at March 31, 2008.

In 2005, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of March 31, 2008, $77.0 million of Senior Notes and unamortized debt discount of $1.4 million remain outstanding.

Capital and Operating Leases

We have entered into non-cancelable operating leases for certain computer equipment that expire in June 2008. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment. The lease obligations also include our obligations for corporate office space, logistics and warehouse space, co-location data center agreements and other operating leases.

Corporate office space

Through July 2005, we leased 43,000 square feet of office space at Old Mill Corporate Center I for our principal executive offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of the new lease is $32.3 million, of which approximately $3.9 million is payable in the next twelve months.  $6.2 million of the total lease obligation is offset by estimated sublease payments, of which $846,000 is anticipated to be received in the last twelve months.

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

During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

Logistics and warehouse space

In July 2004, we entered into a logistics service agreement (the “Logistics Agreement”) wherein the handling, storage and distribution of some of our prepackaged products were performed by a third party. The Logistics Agreement and subsequent amendment set forth terms on which we paid various fixed fees based on square feet of storage and various variable costs based on product handling costs for a term of five years.

In December 2005, we entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 and extending the term to 2011.

In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

We currently lease 640,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012.

On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that construction of the New Warehouse is to be completed August 1, 2008 and that we will lease the New Warehouse in stages: beginning September 1, 2008, we will lease a total of 232,900 square feet of the New Warehouse; on February 1, 2009, we will lease a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Natomas Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term.   We currently have warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas Lease, we plan to consolidate to the New Warehouse our warehouse operations from two of our smaller leased warehouse facilities in Salt Lake City.  Both of these smaller warehouse facilities are under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel our leases of those facilities without any early termination penalty.  The Natomas Lease anticipates that we may construct a corporate office facility within the New Warehouse.  We intend to move our corporate office facility to the new warehouse in 2009.

Co-location data center

In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

In December 2006, we entered into a Data Center Agreement (the “OM I Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow us to consolidate other IT data center facilities at the Old Mill Corporate

Center II and at our current corporate offices facilities.

We believe that these facilities will be sufficient for our needs for the next twelve months, subject to seasonal requirements for additional warehouse space during the fourth quarter.

Purchase Obligations

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2008. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

Wells Fargo Operational Credit Agreement

We have a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support operations, namely, inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer or assets. We were in compliance with these covenants at March 31, 2008.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

At March 31, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.5 million were issued on our behalf.

Wells Fargo Retail Finance Agreement

We are a party to a Loan and Security Agreement (as amended to date, the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

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

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of March 31, 2008. At March 31, 2008, no amounts were outstanding under the WFRF Agreement. As of March 31, 2008, availability under the WFRF Agreement was $9.1 million.

Share Repurchase Program

On January 14, 2008, our Board of Directors authorized a repurchase program that authorizes us to purchase up to $20.0 million of our common stock and/or our 3.75% Senior Convertible Notes due 2011 through December 31, 2009. Under this repurchase program, we repurchased approximately 1.1 million shares of our common stock in open market transactions for

$12.0 million during the three months ended March 31, 2008.  There were no repurchases since March 31, 2008.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during fiscal 2007 or Q1 2008.

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

Factors that May Affect Future Results

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in under “Risk Factors” in our most recent Annual Report on Form 10-K or herein could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

At March 31, 2008, we had $60.1 million in cash and cash equivalents and $29.8 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $0.9 million on our earnings or loss, or the fair market value or cash flows of these instruments. Our cash, cash equivalents and marketable securities consisted of U.S. agency securities, money market funds, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables.

At March 31, 2008, we had $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At March 31, 2008, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.5 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of March 31, 2008 was $59.0 million.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2008. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements (Unaudited)”—Note 8—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.   RISK FACTORS

Please consider the following risk factors carefully.  Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. In addition, these are not the only risks we face. Our business faces many risks. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $3.9 million for the three months ended March 31, 2008. As of March 31, 2008, our accumulated deficit was $247.6 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

At March 31, 2008, we had fulfillment partner relationships with approximately 750 third parties whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 90% of the non-BMMG products available on our Website. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

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

We purchase some inventory from foreign markets and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign vendors may require us to pay higher prices for products, which could negatively affect our gross margins.

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

Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located near our corporate headquarters in Salt Lake City. Although we have designed our back-up system in an effort to be able to provide limited back-up website functionality in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events, and our back-up systems are not designed to handle the volume of transactions normally handled by our primary systems. Our disaster recovery plan may be inadequate, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

Other parties also have claimed and may claim that we infringe their intellectual property rights. We have been subject to, and expect to continue to be subject to, legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, whether or not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

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

In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit. In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. In April 2008, Gradient Analytics filed a cross-complaint against us and our Chief Executive Officer, Dr. Patrick Byrne. Dr. Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management’s time and attention and the company’s resources in connection with the litigation and related matters may reduce the time and attention management is able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business.  In addition, the use of the company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

Our Prime Broker litigation may have an adverse effect on our business and financial condition.

In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers, Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. In addition, the use of the company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.

 Existing or future government regulatory investigations could harm our business.

We are subject to federal, state and local regulatory laws governing our operations as a publicly traded company as well as governing the conduct of our business on the Internet, including compliance with various state and federal consumer protection laws.  Government investigations into suspected violations of regulatory laws, whether or not such investigations result in civil or administrative actions against us, may have adverse effects on our business.  The use of management’s time and attention in connection with responding to government investigations or actions brought by regulatory agencies may reduce the time management is able to spend on other aspects of our business.  Adverse administrative decisions by regulatory agencies or by courts in response to civil actions brought by regulatory agencies may result in our being ordered to pay civil fines or penalties,  and may result in ordered payments of restitution to third parties, or cause expensive or unwanted changes in our methods of doing business, all of which also may harm or adversely effect our business.  We are currently subject to investigations by the U.S. Securities and Exchange Commission relative to our compliance with federal securities laws, as well as an investigation by the Marin County District Attorney’s Office and that of four other Northern California district attorney’s offices relative to our compliance with various California consumer protection laws as they relates to our advertising and pricing policies.  See  Item 1 of Part I, “Financial Statements (Unaudited)”—Note 8—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.  To the extent that these investigations become lengthy or result in adverse regulatory or court decisions, requiring payment of fine, penalty, restitution, or cause expensive or unwanted changes in our methods of doing business, our financial condition and results of operations may suffer.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005. As of March 31, 2008, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and acquisitions. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.  Recently, New York state enacted revenue legislation designed to tax retail sales to New York customers of any Internet retailer who used the advertising services of persons who reside in New York.  The constitutionality of the New York legislation has not been tested.  This and other changes in the state and federal regulatory structure governing permissible operations and taxation of Internet retail sales could harm our business, results of operation and financial condition.

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

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers Holdings Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the first quarter of 2008, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs.  Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases.  Column (b) sets forth the average price paid per share.  Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs.  Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2008 to January 30, 2008	—	$—	—	$—
February 1, 2008 to February 28, 2008	845,375	$11.11	845,375	$10,608,825
March 1, 2008 to March 30, 2008	264,425	$9.87	264,425	$7,999,933
Total	1,109,800	$10.81	1,109,800	$7,999,933

(1)           On January 14, 2008, we announced a $20.0 million repurchase program for our stock and/or 3.75% Senior Convertible Notes due 2011.  The expiration date of the program is December 31, 2009.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits

	10.1	Revolving Line of Credit Note dated January 1, 2008 payable to Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.2 to our Report on Form 8-K dated January 3, 2008).
	10.2	Amendment dated January 1, 2008 to Credit Agreement dated February 13, 2004 with Wells Fargo Bank, N.A. (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 3, 2008).
	10.3	Second Amendment dated January 14, 2008 to Loan and Security Agreement dated December 12, 2005 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 15, 2008).
	10.4	Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated April 10, 2008.
	31.1 & 31.2	Rule 13a-15(d)/15d-15(d) Certifications
	32.1 & 32.2	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Senior Vice President, Finance

Dated: May 9, 2008