Form 10-Q
period 2008-06-30
OVERSTOCK.COM, INC
filed 2008-08-04
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

There were 22,812,317 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 1, 2008.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	June 30,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$101,394	$56,679
Marketable securities	46,000	30,020
Cash, cash equivalents and marketable securities	147,394	86,699
Accounts receivable, net	12,304	15,186
Notes receivable (Note 4)	1,506	250
Inventories, net	25,933	14,036
Prepaid inventory	3,572	2,648
Prepaid expenses	7,572	10,481
Total current assets	198,281	129,300
Property and equipment, net	27,197	21,318
Goodwill	2,784	2,784
Other long-term assets, net	86	30
Notes receivable (Note 4)	4,181	4,453
Total assets	$232,529	$157,885
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$31,217
Accrued liabilities	35,241	24,248
Deferred revenue	17,357	15,417
Capital lease obligations	3,796	—
Total current liabilities	127,042	70,882
Other long-term liabilities	3,034	2,975
Convertible senior notes	75,623	75,795
Total liabilities	205,699	149,652
Commitments and contingencies (Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and June 30, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,496 shares issued as of December 31, 2007 and June 30, 2008, respectively	2	2
Additional paid-in capital	333,909	337,659
Accumulated deficit	(243,709)	(254,081)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and June 30, 2008, respectively	(63,278)	(75,218)
Accumulated other comprehensive loss	(94)	(129)
Total stockholders’ equity	26,830	8,233
Total liabilities and stockholders’ equity	$232,529	$157,885

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Revenue
Direct revenue	$43,578	$39,939	$89,279	$91,422
Fulfillment partner revenue	105,389	148,903	217,618	298,165

Total revenue	148,967	188,842	306,897	389,587

Cost of goods sold
Direct(1)	36,321	34,752	75,641	79,066
Fulfillment partner	86,343	119,985	179,638	241,630

Total cost of goods sold	122,664	154,737	255,279	320,696

Gross profit	26,303	34,105	51,618	68,891

Operating expenses:
Sales and marketing(1)	7,962	14,244	19,246	29,263
Technology(1)	15,237	15,311	30,210	29,827
General and administrative(1)	10,429	10,867	21,118	20,430
Restructuring	6,194	—	12,283	—

Total operating expenses	39,822	40,422	82,857	79,520

Operating loss	(13,519)	(6,317)	(31,239)	(10,629)

Interest income	1,078	742	2,068	2,046
Interest expense	(1,027)	(888)	(2,056)	(1,789)

Loss from continuing operations	(13,468)	(6,463)	(31,227)	(10,372)
Loss from discontinued operations	(300)	—	(3,924)	—

Net loss	$(13,768)	$(6,463)	$(35,151)	$(10,372)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.57)	$(0.28)	$(1.32)	$(0.45)
Loss from discontinued operations	$(0.01)	$—	$(0.17)	$—
Net loss per common share – basic and diluted	$(0.58)	$(0.28)	$(1.49)	$(0.45)
Weighted average common shares outstanding — basic and diluted	23,689	22,750	23,642	23,048

(1)          Includes stock-based compensation from stock based awards as follows (Note 11):

Cost of goods sold — direct	$114	$50	$221	$99
Sales and marketing	$85	$86	$163	$170
Technology	$188	$220	$365	$434
General and administrative	$750	$862	$1,461	$1,849

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2007	25,423	$2	$333,909	$(243,709)	(1,605)	$(63,278)	$(94)	$26,830
Exercise of stock options	73	—	924	—	—	—	—	924
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Stock-based compensation to employees and directors	—	—	2,252	—	—	—	—	2,252
Stock-based compensation to consultants in exchange for services	—	—	315	—	—	—	—	315
Stock-based compensation for performance share plan	—	—	300	—	—	—	—	300
Purchase of treasury stock	—	—	—	—	(1,110)	(12,000)	—	(12,000)
Comprehensive loss:
Net loss	—	—	—	(10,372)	—	—	—	(10,372)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(3)	(3)
Cumulative translation adjustment	—	—	—	—	—	—	(32)	(32)
Total comprehensive loss								(10,407)
Balance at June 30, 2008	25,496	$2	$337,659	$(254,081)	(2,713)	$(75, 218)	$(129)	$8,233

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2007	2008

Cash flows from operating activities of continuing operations:
Net loss	$(13,768)	$(6,463)	$(35,151)	$(10,372)	$(105,268)	$(20,236)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	300	—	3,924	—	8,898	—
Depreciation and amortization	7,974	5,887	15,745	12,384	35,046	26,134
Loss on disposition of property and equipment	1	—	1	—	1	—
Stock-based compensation to employees and directors	1,137	1,068	2,210	2,252	4,284	4,564
Stock-based compensation to consultants for services	135	329	140	315	129	364
Stock-based compensation for performance share plan	—	150	—	300	—	(250)
Issuance of common stock from treasury for 401(k) matching contribution	113	—	715	19	890	(202)
Amortization of debt discount and deferred financing fees	86	85	172	172	311	344
Asset impairment and depreciation (other non cash restructuring)	2,169	—	2,169	—	2,960	—
Restructuring charges	4,025	—	10,114	—	14,997	—
Notes receivable accretion	—	(136)	—	(272)	—	(544)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	(431)	(2,144)	3,396	(2,882)	5	(7,244)
Inventories, net	1,237	3,934	4,849	11,897	53,411	1,389
Prepaid inventory	477	(80)	117	924	1,119	(524)
Prepaid expenses	700	(363)	(1,262)	(2,909)	913	(1,746)
Other long-term assets, net	176	—	266	—	744	205
Accounts payable	5,467	(1,622)	(32,592)	(39,431)	(2,568)	(2,327)
Accrued liabilities	4,941	428	(18,768)	(10,993)	(6,033)	878
Deferred revenue	200	(771)	654	(1,940)	(427)	12,130
Other long-term liabilities	—	147	—	(59)		(252)

Net cash provided by (used in) operating activities of continuing operations	14,939	449	(43,301)	(40,595)	9,412	12,683

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(21,381)	(18,823)	(21,381)	(25,362)	(21,381)	(79,198)
Sales and maturities of marketable securities	3,400	18,428	3,400	41,339	3,400	67,197
Expenditures for property and equipment	(1,439)	(5,136)	(1,916)	(6,449)	(13,450)	(7,176)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892	—	9,892	—
Collection of note receivable	753	754	4,694	1,256	4,694	1,758
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—	—	(102)	—

Net cash (used in) provided by investing activities of continuing operations	(8,775)	(4,777)	(5,311)	10,784	(16,947)	(17,419)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(4)	(2)	(5,251)	(3,796)	(5,454)	(3,806)
Drawdown on line of credit	—	1,128	1,169	6,396	14,592	7,650
Payments on line of credit	—	(1,128)	(1,169)	(6,396)	(14,592)	(7,650)
Issuance of common stock in offerings, net of issuance costs	—	—	—	—	39,406	—
Purchase of treasury stock	—	—	—	(12,000)	—	(12,000)
Exercise of stock options	768	924	1,921	924	2,994	2,233
Net provided by (used in) financing activities of continuing operations	764	922	(3,330)	(14,872)	36,946	(13,573)

The accompanying notes are an integral part of these consolidated financial statements.

Effect of exchange rate changes on cash	36	(9)	21	(32)	84	(56)
Cash (used in) provided by operating activities from discontinued operations	(614)	—	(204)	—	1,307	—
Cash used in investing activities of discontinued operations	—	—	(53)	—	(315)	—

Net increase (decrease) in cash and cash equivalents	6,350	(3,415)	(52,178)	(44,715)	30,487	(18,365)
Change in cash and cash equivalents from discontinued operations	614	—	257	—	(993)	—
Cash and cash equivalents, beginning of period	68,080	60,094	126,965	101,394	45,550	75,044

Cash and cash equivalents, end of period	$75,044	$56,679	$75,044	$56,679	$75,044	$56,679

Supplemental disclosure of cash flow information:
Interest paid	$1,585	$1,524	$2,236	$2,163	$4,104	$3,809
Asset retirement obligation	—	—	—	—	450	—
Deemed dividend on redeemable common stock	—	—	—	—	33	—
Lapse of rescission right on redeemable common stock	—	—	—	—	2,431	—
Promissory note received in exchange for deconsolidation of variable	—	—	—	—	6,702	—
Promissory notes received as proceeds from sale of discontinued operations	6,000	—	6,000	—	6,000	—
Prior year discretionary 401(k) contribution	—	—	—	—	408	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue. Direct revenue consists of sale of merchandise to both individual consumers and businesses that are fulfilled directly from the Company’s leased warehouses. Fulfillment partner revenue includes listing fees and commissions collected from products being listed and sold through the Auctions section of its Website, advertisement and lead generation revenue derived from its Cars listing site, and advertising revenue generated by its Real Estate site. The Company has organized its operations into two principal segments based on these primary sources of revenue (see “Note 12 —Business Segments”).

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers. Current discount offers, when accepted by its customers, are treated as a reduction to the purchase price of the related transaction.

Direct revenue

Direct revenue consists of sales of merchandise to both individual consumers and businesses that are fulfilled directly from the Company’s leased warehouses.  Direct sales occur primarily through the Company’s Website, but may also occur through other offline channels.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by third parties directly to consumers and other businesses from warehouses maintained by the fulfillment partners, as well as revenue from the Auctions, Cars and Real Estate sections of its Website.

The auctions site (added to the Website in September 2004) allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, the Company is not considered the seller of the items sold on the auctions site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or sold. Auctions revenues were insignificant during the three and six months ended June 30, 2007 and 2008, and are included in the fulfillment partner segment, as they are not large enough to separate out as its own segment.

The cars listing service (added to the Website in December 2006) allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from its cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

The real estate listing service (added to the Website in May 2008) allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings.  Advertising revenue from the real estate business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Deferred revenue

Payment is generally required by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, the Company sells gift cards and records related deferred revenue at the time of the sale.  Revenue from a gift certificate is recognized when a customer redeems it. If a gift certificate is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

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

During the three months ended June 30, 2007 and 2008, the Company capitalized $226,000 and $1.8 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.7 million and $3.1 million for those respective periods.  For the six months ended June 30, 2007 and 2008, the Company capitalized $1.5 million and $2.6 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $7.1 million and $6.2 million, respectively.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: (i) a commission for traffic driven to the Website that generates a sale, and (ii) based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $7.1 million and $13.1 million during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, advertising expenses totaled $17.7 million and $27.0 million, respectively.

Restructuring

Restructuring expenses are primarily comprised of lease termination costs and the costs incurred for returning leased facilities back to their original condition in anticipation of subleasing current office space. Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—“Restructuring Expense”).

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities.   SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets and liabilities was determined using the following levels of inputs as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008:
	Total	Level 1	Level 2	Level 3

Assets:

Cash equivalents — Money market mutual funds	$33,948	$33,948	$—	$—
Available-for-sale securities	30,020	30,020	—	—
Total assets	$63,968	$63,968	$—	$—

Earnings (loss) per share

In accordance with SFAS No. 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss)

attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options, restricted stock units, convertible senior notes and shares under the Performance Share Plan, are included in the calculation of diluted net earnings (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Loss from continuing operations	$(13,468)	$(6,463)	$(31,227)	$(10,372)
Loss from discontinued operations	(300)	—	(3,924)	—

Net loss	$(13,768)	$(6,463)	$(35,151)	$(10,372)

Weighted average common shares outstanding—basic	23,689	22,750	23,642	23,048
Effective of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible senior notes	—	—	—	—
Shares under the Performance Share Plan	—	—	—	—
Weighted average common shares outstanding—diluted	23,689	22,750	23,642	23,048
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.57)	$(0.28)	$(1.32)	$(0.45)
Loss from discontinued operations	$(0.01)	$—	$(0.17)	$—
Net loss per common share—basic and diluted	$(0.58)	$(0.28)	$(1.49)	$(0.45)

The stock options, restricted stock units, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive. The number of stock options outstanding at June 30, 2007 and 2008 was 1,290,000 and 1,031,000, respectively.  In the first six months of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 12,000 stock options and 485,000 restricted stock units to officers and employees of the Company.  As of June 30, 2008, there were 457,000 restricted stock units outstanding (see Note 11 – “Stock Based Awards”).  As of June 30, 2008, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal 2008; however, it did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited.  The Company does not expect the adoption of  SFAS No. 141 (R) or SFAS No. 160 to impact its financial position and results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has no derivative instruments.  Therefore, the Company does not expect the adoption of SFAS No. 161 to impact its financial position and results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The FASB does not expect that this statement will result in a change to current practice.

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

Restructuring liabilities along with charges to expense, cash payments or accelerated depreciation of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2007	Charges to Expense	Cash payment	Balance 06/30/2008
Lease and contract termination costs	$4,035	$—	$(555)	$3,480
Total	$4,035	$—	$(555)	$3,480

Of the $3.5 million of restructuring liabilities, $3.0 million is classified in the balance sheet as “Other long-term liabilities” with the remainder in accrued liabilities.

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007. There were no restructuring charges during the six months ended June 30, 2008.  The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. In 2009, the Company intends to move its corporate office facilities into new warehouse space leased on April 8, 2008 (see Note 8 – “Commitments and Contingencies”).  The Company believes that, except for the additional lease and contract termination costs related to relocating its current office facilities to the new warehouse location, the restructuring program is substantially complete.

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS No. 144”), which requires that long-lived assets be classified as held for sale only when certain criteria are met.  The Company classified the OTravel assets and liabilities as “held for sale” as it met these criteria as of December 31, 2006, which included: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood  that significant changes will be made to the plan. The travel business was not part of the Company’s core business operations and was no longer part of its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

The Company also determined that the OTravel subsidiary met the definition of a “component of an entity” and accounted for it as a discontinued operation under SFAS No. 144.  The results of operations for this subsidiary have been classified as discontinued operations in all periods presented.  In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) and SFAS No. 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase the business.  During the quarter ended June 30, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms.  Accordingly, the Company evaluated its goodwill as of June 30, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

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

The following table is a summary of the Company’s discontinued operations for the quarter-to-date period ended April 25, 2007 and the year-to-date period ended April 25, 2007 (in thousands):

	Quarter-to-date period ended April 25, 2007	Year-to-date period ended April 25, 2007
Sales	$145	$2,226
Cost of sales	(78)	(650)
Gross profit	67	1,576
Sales and marketing	(105)	(447)
Technology	(16)	(60)
General and administrative	(246)	(1,152)
Goodwill impairment	—	(3,841)
Loss from discontinued operations	$(300)	$(3,924)

5.   MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three or six months ended June 30, 2007 or 2008.

As of June 30, 2008, the Company’s marketable securities consisted of U.S. agency securities, commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases or credit card receivables. All marketable securities are classified as available-for-sale securities. The following table summarizes the Company’s marketable security investments as of June 30, 2008 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$16,747	$5	$16,752
Commercial Paper	10,455	1	10,456
Asset-Backed Securities	2,821	(9)	2,812

Total available-for-sale investments	$30,023	$(3)	$30,020

There were no realized gains and losses on sales of marketable securities during the three and six months ended June 30, 2007 and 2008.

6.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Net loss	$(13,768)	$(6,463)	$(35,151)	$(10,372)
Net unrealized gain (loss) on marketable securities	1	(125)	1	(3)
Foreign currency translation adjustment	36	(9)	21	(32)

Comprehensive loss	$(13,731)	$(6,597)	$(35,129)	$(10,407)

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

At June 30, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.5 million were issued on behalf of the Company.

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

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock,

(j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. At June 30, 2008, no amounts were outstanding and availability under the WFRF Agreement was $8.4 million.

Wells Fargo Commercial Card  Agreement

The Company has a commercial card agreement (the “Commercial Card”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Company uses the Commercial Card primarily for business purpose purchasing and must be paid in full each month.  Outstanding amounts under the Commercial Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.  At June 30, 2008, $1.5 million was outstanding and availability under the Commercial Card was $3.5 million.

Capital leases

The Company leased certain software and computer equipment under one non-cancelable capital lease that expired in June 2008.

Software and equipment relating to expired capital leases totaled $19.8 million at June 30, 2007 and 2008, with accumulated depreciation of $13.4 million and $18.5 million at those respective dates. Depreciation of assets recorded under expired capital leases was $1.4 million and $1.0 million during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, depreciation of assets recorded under capital leases was $2.9 million and $2.4 million, respectively. As of June 30, 2008, the Company has no remaining capital leases.

3.75% Convertible senior notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $86,000 and $85,000 during the three months ended June 30, 2007 and 2008, respectively. For the six months ended June 30, 2007 and 2008, amortization of discount and debt issuance costs totaled $172,000 for both periods.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

At June 30, 2008, $77.0 million of the Senior Notes remained outstanding.

8.   COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

Through July 2005, the Company leased 43,000 square feet of office space at Old Mill Corporate Center I for its principal corporate offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of this lease is $31.4 million, of which approximately $3.9 million is payable in the next twelve months.  $8.2 million of the total lease obligation is offset by estimated sublease payments, of which $1.2 million is anticipated to be received in the next twelve months.

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

In December 2005, the Company entered into a warehouse facilities lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 square feet and extending the term to 2011.

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

On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that the Company will lease the New Warehouse in stages: beginning September 1, 2008, the Company will lease a total of 232,900 square feet of the New Warehouse; on February 1, 2009, the Company will lease a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term.   The Company currently has warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas Lease, the Company plans to consolidate to the New Warehouse its warehouse operations from two of its smaller leased warehouse facilities in Salt Lake City.  Both of these smaller warehouse facilities are under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel the Company’s leases of those facilities without any early termination penalty.  The Natomas Lease anticipates that the Company may construct a corporate office facility within the New Warehouse.  The Company intends to expand its customer service operations into the New Warehouse in 2008, and to move its corporate office facility to the New Warehouse in 2009.

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

In December 2006, the Company entered into a Data Center Agreement (the “OM I Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow the Company to consolidate other IT data center facilities.

Computer equipment operating leases

The Company has two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases described above are as follows (in thousands):

Payments due by period
2008	$8,154
2009	8,480
2010	8,859
2011	9,148
2012	8,395
Thereafter	18,993
$62,029

Rental expense for operating leases totaled $3.5 million and $2.9 million for the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, rental expense totaled $7.4 million and $5.9 million, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. The parties have begun discovery in this case. The Company intends to continue to pursue this action vigorously. The court has set an April 27, 2009 trial date.

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham.  In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity.  In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices.  In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortious interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, Copper River dismissed its complaints against Mr. Fisher. The parties have begun discovery in this case. The Company intends to defend the Copper River cross-complaint vigorously.

On January 30, 2008, Gradient Analytics, Inc. filed a motion for leave to file a cross-complaint against the Company and Patrick Byrne. Neither the Company nor Patrick Byrne opposed this motion.  On April 14, 2008 the court granted this motion and Gradient

Analytics filed a cross-complaint against the Company and Patrick Byrne. The Gradient Analytics cross-complaint alleges that the Company and Dr. Byrne engaged in violations of California’s unfair business practices act, interference with prospective business advantage, and libel. On July 9, 2008, the court dismissed three of Gradient Analytics’ claims against Dr. Byrne based on statute of limitations grounds (but allowed for Gradient to amend its complaint) and restricted Gradient Analytics’ claim for unfair business practices, disallowing the possibility of money damages on that claim, and limiting it only to possible injunctive relief if Gradient Analytics proves the claim at trial.  On July 25, 2008, Gradient Analytics filed a First Amended Cross-Complaint again alleging that the Company and Dr. Byrne engaged in violations of California’s unfair business practices act, interference with prospective business advantage, and libel. The parties have begun discovery in this case. The Company intends to defend the Gradient Analytics cross-complaint vigorously.

On May 9, 2006 the Company received a notice of an investigation and subpoena from the Securities and Exchange Commission, Salt Lake City District Office. On May 17, 2006, Patrick Byrne also received a subpoena from the Securities and Exchange Commission, Salt Lake City District Office. These subpoenas requested a broad range of documents, including, among other documents, all documents relating to the Company’s accounting policies, the Company’s targets, projections or estimates related to financial performance, the Company’s recent restatement of its financial statements, the filing of its complaint against Gradient Analytics, Inc., the development and implementation of certain new technology systems and disclosures of progress and problems with those systems, communications with and regarding investment analysts, communications regarding shareholders who did not receive the Company’s proxy statement in April 2006, communications with certain shareholders, and communications regarding short selling, naked short selling, purchases and sales of Company stock, obtaining paper certificates, and stock loan or borrow of Company shares. The Company and Dr. Byrne responded to these subpoenas and cooperated with the Securities and Exchange Commission on this matter.  On June 6, 2008, the Regional Director of the Salt Lake District Office of the Securities and Exchange Commission informed the Company that the office had completed its investigation of the Company and its officers and did not intend to recommend any enforcement action by the Securities and Exchange Commission against the Company or its officers.

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

On March 29, 2007, the Company, along with other defendants, was sued in United States District Court for the Eastern District of Texas, Tyler Division, by Orion IP, LLC. The suit alleged that the Company and the other defendants infringe two patents owned by Orion that relate to the making and using supply chain methods, sales methods, sales systems, marketing methods, marketing systems, and inventory systems. On April 30, 2007, the Company filed an answer denying Orion’s allegations and a counterclaim asserting that Orion’s patent is invalid. The parties have reached a confidential agreement that settled the case and the case was dismissed on June 11, 2008.

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents.  The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena.  The Company believes that it follows industry advertising practices and intends to cooperate with the investigation.

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require internet sellers to collect and remit New York sales taxes on their New York sales, even though the seller has no New York tax “nexus” other than with New York based independent contractors who are internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company.  New York has not answered the complaint, and the case is in its early phase.

On June 6, 2008, the Company along with other defendants was sued in the United States District Court for the Eastern District of Texas, Marshall Division, by Transauction, LLC.  The suit alleges the Company and other defendants infringe on a patent owned by Transauction. The patent concerns processes by which an internet auction seller may become bonded for an internet auction sales transaction.  The Company has not yet answered the Complaint.  The Company intends to vigorously defend this action.

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

10. STOCK REPURCHASE PROGRAM

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allows the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.1 million shares of its common stock in open market purchases for $12.0 million during the six months ended June 30, 2008.  During July 2008, the Company repurchased an additional 30,000 shares of its common stock in open market purchases for approximately $482,000.

11. STOCK BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment (“SFAS No.123(R)”) for the three and six months ended June 30, 2007 and 2008 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Stock options	$1,137	$826	$2,210	$1,760
Restricted stock units	—	242	—	492
Performance shares	—	150	—	300

Total stock-based compensation expense	$1,137	$1,218	$2,210	$2,552

Stock Options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and six months ended June 30, 2007 and June 30, 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30.
	2007	2008	2007	2008
Dividend yield	None	None	None	None
Expected volatility	64.3%	65.9%	65.3%	70.6%
Risk-free interest rate	4.65%	2.70%	4.7%	2.91%
Expected life (in years)	6.3	6.3	6.3	6.3
Weighted average fair value of options granted	$10.88	$13.27	$11.06	$9.18

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on implied volatility.  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined on historical experience of similar awards, giving consideration to contractual terms and vesting provisions of the stock-based awards.  For 2007 option grants, the Company elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB No. 107”) to develop the estimate for expected term.  On January 1, 2008, the Company adopted SAB No. 110, Certain Assumptions Use in Valuation Methods – Expected Term (“SAB No. 110”).  According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “Plain Vanilla” share options in accordance with SFAS No. 123(R), beyond December 31, 2007.  The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus the expected dividend yield used in the calculation is zero.

Restricted Stock Units

In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company.  During the second quarter of 2008, an additional 25,000 restricted stock units were granted.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company.  At June 30, 2008, there were 457,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair values of restricted stock units granted during the three and six months ended June 30, 2008 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30. 2008
Weighted average fair value of restricted stock units granted	$21.20	$12.65

Performance Share Plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees of the Company. The Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

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

An amendment to the Plan to allow the Company to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, the Company determined the fair value of the awards on the amendment date and determined to make the payments in the form of common stock, rather than cash. Therefore, the Company reclassified awards under the Plan from their current status as liability awards to equity awards in accordance with SFAS No. 123(R).

As of June 30, 2008, the Company has recognized $1,300,000 in total compensation expense under the Plan. The Company recognized $400,000 and $150,000 in compensation expense under the Plan during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, the Company recognized $650,000 and $300,000, respectively, in compensation expense related to the Performance Share Plan.

12. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three or six months ended June 30, 2007 and 2008. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2007 and 2008 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment Partner	Consolidated	Direct	Fulfillment partner	Consolidated
2007
Revenue	$43,578	$105,389	$148,967	$89,279	$217,618	$306,897
Cost of goods sold	36,321	86,343	122,664	75,641	179,638	255,279

Gross profit	$7,257	$19,046	26,303	$13,638	$37,980	51,618
Operating expenses			(39,822)			(82,857)
Other income (expense), net			51			12

Loss from continuing operations			$(13,468)			$(31,227)

2008
Revenue	$39,939	$148,903	$188,842	$91,422	$298,165	$389,587
Cost of goods sold	34,752	119,985	154,737	79,066	241,630	320,696

Gross profit	$5,187	$28,918	34,105	$12,356	$56,535	68,891
Operating expenses			(40,422)			(79,520)
Other income (expense), net			(146)			257

Loss from continuing operations			$(6,463)			$(10,372)

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

For the three and six months ended June 30, 2007 and 2008, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2007 and June 30, 2008, all of the Company’s fixed assets were located in the United States of America.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities;  our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our belief regarding potential development of new Websites; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our belief, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complimentary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates; our expectation that we will expand our customer service operations and move our corporate headquarters into our new warehouse location; our belief that we have completed the turnaround plan that we began well over a year ago; our intention to expand product selection and our fulfillment partner business; and our belief that our depreciation expense will decrease.

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

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as an online site for dealers to list and customers to find cars for sale, and a real estate site that allows buyers to identify properties listed for sale.

We are based in Salt Lake City, Utah, and were founded in 1997. We launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 100,000 products under multiple departments under the shopping tab on our Website, and offer almost 720,000 media products in the Books etc. department on our Website.

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

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three and six months ended June 30, 2008, we fulfilled approximately 21% of all orders through our warehouses, which generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 870 third parties that post approximately 95,000 non-BMMG products, as well as most of the BMMG products (found in the Books etc. department) on our Website.

Our revenue from sales from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts. During the third quarter of 2007, we updated our returns policy. For products other than computers, electronics and mattresses, the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the product shipped is returned unopened within 30 days of delivery. If the product is returned after 30 days of delivery, is opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics products returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to the Shopping section of our Website and not necessarily to the Auctions, Cars, Real Estate or Community sections of our Website.

Auctions business

We operate an online auctions service as part of our Website. Our auctions service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auctions service, and for these sales, we record the revenue on a gross basis. Revenue from our auctions business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Car listing business

We operate an online site for listing cars for sale as a part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue in the form of monthly listing fees paid by the sellers is recorded on a net basis and is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

Real Estate listing business

During May 2008, we added an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings.  Advertising revenue from the real estate business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio, television and other advertising. Our advertising expenses totaled approximately $7.1 million and $13.1 million for the three months ended June 30, 2007 and 2008, respectively, representing 89% and 92% of sales and marketing expenses for those respective periods.  For the six months ended June 30, 2007 and 2008, our advertising expense totaled approximately $17.7 million and $27.0 million, respectively, representing 92% of sales and marketing expenses for both periods.

Technology expenses consist of wages and benefits, including stock-based compensation, for technology personnel, rent, utilities and connectivity charges, as well as support and maintenance and depreciation and amortization related to software and computer equipment.

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

Commentary—Revenue.   Total revenue for Q2 2008 increased to $188.8 million, a 27% improvement over Q2 2007, and the same rate of growth we experienced in Q1 2008. Strong fulfillment partner revenue, which grew 41% and accounted for nearly 80% of total revenues, was the primary driver of growth this quarter. Our initiative to increase selection on our website continued throughout the second quarter, and we believe is a major reason for accelerating fulfillment partner revenue growth. We ended the quarter with approximately 100,000 SKUs on the site compared to 43,000 at the end of Q2 last year. We are adding products to existing and new categories, and these are coming from both existing and new fulfillment partners (we ended this quarter with 870 fulfillment partners, up from 550 a year ago).  Direct revenue on the other hand, decreased 8% from last year due primarily to sales in some categories shifting from direct to fulfillment partners.

Increases in traffic to our website, new and unique customers, customer orders, and average order value each contributed positively to revenue growth this quarter.  See Commentary—Marketing below for more information on our sales and marketing efforts.

Commentary—Gross Profit and Gross Margin.  Gross profit increased 30% to $34.1 million as a result of a shift in sales mix to higher margin categories. Fulfillment partner gross profit expanded 52% to $28.9 million, while direct gross profit contracted by 29% to $5.2 million. Like revenues, fulfillment partner margins benefited  from a mix shift of higher-margin sales from direct to fulfillment partners.

Gross margin for the quarter improved 40 basis points (“bps”) to 18.1%, the highest in our history. Fulfillment partner gross margin expanded 130bps to 19.4%, while direct margin contracted 370 bps to 13.0%. The second quarter is traditionally our highest margin quarter of the year. This is due primarily to the mix of products typically sold during the period.  Gross margins quarter also benefited in part by the continued shift from lower margin BMMG products, which decreased from 6.8% of total gross revenue last year to 4.3% this year. Fulfillment costs were down 100 bps, primarily the result of improved efficiencies in our warehousing and customer service operations.  Gross margin for the past six quarterly periods and fiscal year ending 2007 was:

	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008	Q2 2008	YTD Q2 2008
Direct	14.0%	16.7%	15.9%	16.9%	16.0%	13.9%	13.0%	13.5%
Fulfillment Partner	16.9%	18.1%	17.9%	16.2%	17.1%	18.5%	19.4%	19.0%
Combined	16.0%	17.7%	17.5%	16.4%	16.8%	17.3%	18.1%	17.7%

Commentary—Marketing.    Sales and marketing expenses increased significantly over last year due in large part to our strategy to keep a consistent  level of advertising this year (versus last year when this was significantly reduced),  and also due to a new, exploratory marketing initiative we undertook during the quarter. As a result, marketing expenses increased 79% to $14.2 million compared to $8.0 million, and marketing expense as a percentage of revenue increased 220 bps from last year to 7.5%. We believe most of our marketing efforts during the quarter were effective, with many of the channels we operate running very efficiently. Visitors to our website increased, and new and unique customer growth increased by 31% and 19%, respectively. Additionally, we have recently reduced spending in exploratory areas, and expect to see improved marketing efficiency in the second half of the year.

Commentary—Contribution and Contribution Margin.    Contribution (gross profits less sales and marketing expense) increased 8%, from $18.3 million in Q2 2007 to $19.9 million in Q2 2008. However, as a result of increased marketing expense in Q2, contribution growth decreased sequentially and contribution margin was down from the previous year (10.5% in Q2 vs. 12.3%  last year).  For the first half of 2008, contribution increased 22% to $39.6 million, while contribution margin decreased 30 bps to 10.2%. The following table shows our calculation of contribution and contribution margin (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Total revenue	$148,967	$188,842	$306,897	$389,587
Cost of goods sold	122,664	154,737	255,279	320,696

Gross profit	26,303	34,105	51,618	68,891
Less: Sales and marketing expense	7,962	14,244	19,246	29,263

Contribution	$18,341	$19,861	$32,372	$39,628
Contribution margin	12.3%	10.5%	10.5%	10.2%

Commentary—Technology and G&A costs.    G&A expenses rose 4% on increased personnel and stock compensation expenses. Technology costs were flat from last year as reduced depreciation expense offset higher costs from increases in technology personnel. Combined technology and G&A expenses rose 2% in Q2 to $26.2 million, but fell 2% over the first six months of the year compared to last year. Depreciation expense will continue to fall throughout this year and next, and as a result, we expect combined technology and G&A expenses to remain relatively flat in 2008 and 2009.

Commentary—Operating expenses and operating loss.    Total operating expenses increased 2%, from $39.8 million (including $6.2 million of restructuring costs) last year, to $40.4 million in Q2 2008.  For the first six months of the year, operating expenses declined 4% from $82.9 million (including $12.3 million of restructuring costs) last year, to $79.5 million.  The operating loss in Q2 2008 was $6.3 million, a 53% improvement down from  $13.5 million (including $6.2 million of restructuring) during the same period in 2007.

Commentary—EBITDA (non-GAAP).    We generated positive EBITDA for the fourth consecutive quarter, with $1.1 million this quarter, $4.6 million for the first six months of 2008, and $9.6 million over the trailing twelve months.   This compares with $(4.2) million (including $6.2 million of restructuring),  $(12.4) million (including $12.3 million of restructuring) and $(54.9) million (including $12.3 million of restructuring) over the same periods a year ago.  We believe that, because our current capital expenditures are lower than our depreciation levels, discussing EBITDA at this stage of our business is useful to us and investors because it approximates cash used or cash generated by the continuing operations of the business.

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

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2007	2008
Operating loss	$(13,519)	$(6,317)	$(31,239)	$(10,629)	$(95,276)	$(20,989)
Add: Depreciation and amortization	7,974	5,887	15,745	12,384	35,046	26,134
Stock-based compensation expense to employees and directors	1,137	1,068	2,210	2,252	4,284	4,564
Stock-based compensation to consultants for services	135	329	140	315	129	364
Stock-based compensation for performance share plan	—	150	—	300	—	(250)
Treasury stock issued to employees as compensation	113	—	715	19	890	(202)
EBITDA	$(4,160)	$1,117	$(12,429)	$4,641	$(54,927)	$9,621

Commentary—Balance Sheet Items.    We ended the quarter with $86.7 million in cash, cash equivalents and marketable securities, down from $89.8 million at the end of the previous quarter.  Within the quarter cash decreased $3.2 million due to capital expenditures of $5.1 million, offset by cash provided by operating activities of $449,000, collection of a note receivable of $754,000 and exercise of stock options of $924,000 (see Commentary—Cash Flows below).

Working capital went from $71.2 million at December 31, 2007 to $58.4 million, a $12.8 million decrease.  This decrease in working capital is primarily the result of $12.0 million used to buy back our common stock and capital expenditures of $6.5 million, offset by $1.3 million collected on a note receivable, $924,000 from stock option exercises, and $4.6 million of positive EBITDA.

Commentary—Cash Flows.    Operating cash flows for Q2 2008 were $449,000 compared to $14.9 million for the same period in the prior year, a $14.5 million decline, primarily the result of positive changes to the balance sheet in receivables, inventory and payables/accruals last year.  However, over the trailing twelve months, operating cash flows were $12.7 million (including $9.6 million of EBITDA) compared to $9.4 million for the prior year, a $3.3 million increase .. “Free Cash Flow” (a non-GAAP measure) for Q2 2008 was $(4.7) million versus $13.5 million last year. Over the last twelve months,  free cash flow was $5.5 million, a $9.5 million increase over the $(4.0) million over the same period last year.

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

	Three months ended		Twelve months ended
	June 30,		June 30,
	2007	2008	2007	2008
Net cash provided by operating activities	$14,939	$449	$9,412	$12,683
Expenditures for property and equipment	(1,439)	(5,136)	(13,450)	(7,176)

Free cash flow	$13,500	$(4,687)	$(4,038)	$5,507

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

Revenue recognition.    We derive our revenue primarily from two sources: (i) direct revenue and (ii) fulfillment partner revenue, which includes listing fees and commissions collected from products being listed and sold through the Auctions section of our Website as well as advertisement and lead generation revenue derived from our cars and real estate listing businesses. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 12—“Business Segments”).

From our inception through the third quarter of 2007, we recorded revenue for the sale of merchandise through our direct and fulfillment partner segments based on product ship date. In the fourth quarter of 2007, we determined that we should not have recorded revenue until the delivery date. We performed a detailed analysis of this error and the impact of recording the cumulative effect of the error in the fourth quarter of 2007, and have determined that the impact of the correction was immaterial to the full year ended 2007 and fourth quarter of 2007 and to all prior periods.

We recorded the cumulative effect of this correction in the fourth quarter of 2007, resulting in a deferral of $13.7 million of revenue (including $3.7 million of direct revenue and $10.0 million of fulfillment partner revenue), and a decrease in cost of goods sold of $11.6 million ($3.1 million direct and $8.5 million fulfillment partner), which reduced gross profit and increased net loss by $2.1 million.

During the first quarter of 2008, we reversed this adjustment and recognized the $13.7 million of revenue and $2.1 million of gross profit that had been deferred at the end of the fourth quarter of 2007. At the end of the first quarter we performed the same analysis on orders that had been shipped but had not yet been delivered, and determined that $12.8 million of revenue and $2.2 million of gross profit should be deferred in the second quarter.  The net effect of these adjustments on the first quarter results was an increase of $900,000 in revenue and a decrease of $100,000 in gross profit.

During the second quarter of 2008, we reversed the first quarter adjustment and recognized the $12.8 million of revenue and $2.2 million of gross profit that had been deferred at the end of the first quarter of 2008. At the end of the second quarter we performed the same analysis that we have performed in the previous reporting periods, and determined that $12.0 million of revenue and $2.1 million of gross profit should be deferred in the first quarter.  The net effect of these adjustments on the second quarter results was an increase of $800,000 in revenue and an increase of $100,000 in gross profit.

The net effect of these adjustments on the six months results ended June 30, 2007 was an increase of $1.7 million in revenue and no change in gross profit.  In the future, we will have similar deferral and reversals each quarter related to orders shipped but not delivered, and similar to this quarter, we do not anticipate that the net adjustment will have a material effect on total revenue or gross profit.

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

We review and update our estimate of delivery dates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended June 30, 2008 (in thousands):

Change in the
Estimate of Average	Three months ended June 30, 2008
Transit Times (Days)	Effect on Revenue	Effect on Net Loss

-2	$4,946	$878
-1	2,739	486
As reported	As reported	As reported
1	(2,879)	(518)
2	(5,581)	(1,004)

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

Direct revenue.

Direct revenue consists of sales of merchandise to both individual consumers and businesses that are fulfilled directly from our leased warehouses.  Direct sales occur primarily through our Website, but may also occur through other offline channels.

Fulfillment partner revenue.

Fulfillment partner revenue consists of sales of merchandise through our Website to both consumers and businesses that are shipped directly to the customer from warehouses maintained by our fulfillment partners.

During September 2004, we added an online auction service to our Website. The Auctions site allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auction business is not large enough to separate into its own segment, and therefore has been included within the fulfillment partner segment.

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

During May 2008, we added an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business is not large enough to separate into its own segment, and therefore has been included within the fulfillment partner segment.

Deferred revenue.  Payment is generally required by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, we sell gift cards and record related deferred revenue at the time of the sale.  Revenue from a gift certificate is recognized when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

Reserve for returns.    Total revenue is recorded net of estimated returns. For products other than computers, electronics and mattresses, the returns policy provides for a full refund if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from our Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at our warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $2.8 million at June 30, 2008 and $5.0 million at December 31, 2007.

Allowance for doubtful accounts.    From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.6 million at June 30, 2008 and $2.5 million at December 31, 2007.

Reserve for obsolete and damaged inventory.    We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At June 30, 2008, our inventory balance was $14.0 million (including $1.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.5 million. At December 31, 2007, our inventory balance was $25.9 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million.

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

During the three months ended June 30, 2007 and 2008, we capitalized $226,000 and $1.8 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.7 million and $3.1 million for those respective periods.  For the six months ended June 30, 2007 and 2008, we capitalized $1.5 million and $2.6 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $7.1 million and $6.2 million, respectively.

Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and June 30, 2008, we have recorded a full valuation allowance of $82.7 million and $85.7 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the year ended December 31, 2007.  There have been no changes during the three and six months ended June 30, 2008.

Valuation of long-lived and intangible assets and goodwill.    Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2007 and June 30, 2008.

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS No. 144,  Accounting for the Impairment Long-Lived Assets , and SFAS No. 142,  Goodwill and Other Intangible Assets, and determined that goodwill was subject to an impairment loss of approximately $3.8 million during the six months ended June 30, 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Sale of Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

Stock-based compensation.    As of January 1, 2006, we adopted SFAS No. 123(R) Share Based Payment (“SFAS No. 123(R)”), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We have utilized a Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility:    The fair value of stock options were valued using a volatility factor based on our historical stock prices.

Expected Term:    For 2005 and 2006 option grants, the expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, we elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB No. 107”) to develop an estimate of expected term.  In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), beyond December 31, 2007. We adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Performance Share Plan.    In January 2006 the Board and Compensation Committee adopted the Overstock.com Performance

Share Plan, and approved grants to executive officers and certain employees. The Plan provides for a three-year period for the measurement of our attainment of certain performance goals.

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

An amendment to the Performance Share Plan to allow us to make payments in the form of common stock was approved by the shareholders on May 15, 2007. In the third quarter of 2007, we determined the fair value of the awards on the amendment date and determined to make the payments in the form of common stock, rather than cash. Therefore, we reclassified awards under the Plan from their current status as liability awards to equity awards in accordance with SFAS No. 123(R).

As of June 30, 2008, we had recognized $1,300,000 in total compensation expense under the Plan. During the three months ended June 30, 2007 and 2008, we recognized $400,000 and $150,000, respectively, in compensation expense under the Plan. For the six months ended June 30, 2007 and 2008, we recognized $650,000 and $300,000, respectively, in compensation expense under the Plan.

Restricted Stock Units.   In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company.  During the second quarter of 2008, an additional 25,000 restricted stock units were granted.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 11—“Stock Based Awards”).

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on our consolidated financial position, results of operations or cash flows. For information and related disclosures regarding our fair value measurements see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 2—“Accounting Policies”).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the period ended June 30, 2008. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141 (R) or SFAS No. 160 to impact its financial position and results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We have no derivative instruments.  Therefore, we do not expect the adoption of SFAS No. 161 to impact our financial position and results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The FASB does not expect that this statement will result in a change to current practice.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three and six months ended June 30, 2007 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(as a percentage of total revenue)
Revenue
Direct revenue	29.3%	21.1%	29.1%	23.5%
Fulfillment partner revenue	70.7	78.9	70.9	76.5
Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	24.4	18.4	24.6	20.3
Fulfillment partner	57.9	63.5	58.6	62.0
Total cost of goods sold	82.3	81.9	83.2	82.3
Gross profit	17.7	18.1	16.8	17.7
Operating expenses:
Sales and marketing	5.3	7.5	6.3	7.5
Technology	10.2	8.1	9.8	7.7
General and administrative	7.0	5.8	6.9	5.2
Restructuring	4.2	—	4.0	—
Total operating expenses	26.7	21.4	27.0	20.4
Operating loss	(9.0)	(3.3)	(10.2)	(2.7)
Interest income	0.7	0.4	0.7	0.5
Interest expense	(0.7)	(0.5)	(0.7)	(0.5)
Other income, net	—	—	—	—
Loss from continuing operations	(9.0)%	(3.4)%	(10.2)%	(2.7)%

Comparison of Three and Six Months Ended June 30, 2007 and 2008

Revenue

Total revenue increased 27%, from $149.0 million during the three months ended June 30, 2007 to $188.8 million during the same period in 2008.  During that same period, direct revenue decreased 8%, from $43.6 million in 2007 to $39.9 million in 2008, while fulfillment partner revenue experienced 41% growth, from $105.4 million in 2007 to $148.9 million in 2008.  For the six-month period ended June 30, 2008, total revenue increased 27% from $306.9 million in 2007 to $389.6 million in 2008.  During that same six-month period, direct revenue increased 2%, from $89.3 million in 2007 to $91.4 million in 2008, while fulfillment partner revenue grew 37%, from $217.6 million in 2007 to $298.2 million in 2008.

We believe that the overall growth in our business is the result of improved marketing efforts (we had increases in traffic to our website, new and unique customers, customer orders, and average order value in the quarter)  and increased product selection offered on our website. We ended the quarter with approximately 100,000 SKUs on the site compared to 43,000 at the end of Q2 last year.  The increase in SKU’s offered for sale are primarily through fulfillment partners in existing and new product categories, as well as from both existing and new fulfillment partners.  As a result, fulfillment partner sales grew 41% in Q2 (and 37% for the first six months of 2008), while direct revenue decreased 8% in Q2 (up 2% for the six month period).

Gross profit and gross margin

Generally, our overall gross margin fluctuates based on several factors, including our product mix of sales; sales volumes mix between our direct and fulfillment partner businesses; changes in vendor and/or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross margin on retail sales.

Gross margin for the three months ended June 30, 2008 increased 40 basis points, from 17.7% in Q2 2007 to 18.1% in Q2 2008. Gross profit for the three months ended June 30, 2007 and 2008 amounted to $26.3 million and $34.1 million, respectively, a 30% increase.  For the six months ended June 30, gross margin increased from 16.8% in 2007 to 17.7% in 2008, an increase of 90 basis points.  Gross profit totaled $51.6 million and $68.9 million for the six months ended June 30, 2007 and 2008, respectively, an increase of 33%. The increase in gross profit is the result of sales mix shifting to higher margin product categories, as well as a reduction in our fulfillment costs as a percentage of sales during both the three and six month periods (see the section below entitled “Fulfillment costs”).

Cost of goods sold includes stock-based compensation related to the adoption of SFAS No. 123(R) of $114,000 and $50,000 for the three months ended June 30, 2007 and 2008, respectively.  Stock-based compensation totaled $221,000 and $99,000 for the six-month periods ended June 30, 2007 and 2008, respectively.

Direct Gross Profit and Gross Margin Gross profit for our direct business decreased 29% from $7.3 million during the three months ended June 30, 2007 to $5.2 million for the same period in 2008. Gross margin for our direct business decreased from 16.7% in Q2 2007 to 13.0% in Q2 2008.  For the six months ended June 30, 2008, gross profit decreased 9% to $12.4 million from gross profit of $13.6 million for the six months ended June 30, 2007.  For the same six-month periods, gross margin for our direct business decreased 180 basis points from 15.3% in 2007 to 13.5% in 2008.  Gross margin improvements from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 5.5% of revenue (compared to 6.5% in Q2 2007) were offset by increases to product and freight costs as a percent of direct revenue, the result of shifts in product mix and increased costs.

Fulfillment Partner Gross Profit and Gross Margin Our fulfillment partner business generated gross profit of $19.0 million and $28.9 million for the three months ended June 30, 2007 and 2008, respectively, a 52% improvement. Gross margin for the fulfillment partner business also increased from 18.1% in Q2 2007 to 19.4% in Q2 2008 for those respective periods.  Gross profit also increased 49% to $56.5 million during the six months ended June 30, 2008 when compared to the $38.0 million of gross profit generated during the six months ended June 30, 2007.  For the same six-month periods, gross margin for our partner business increased 150 basis points from 17.5% in 2007 to 19.0% in 2008. The increase in gross margin is the result of 100 basis point reduction in fulfillment costs (warehousing costs, credit card fees and customer service costs) as a percentage of sales, and shifts in sales mix to higher margin products.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007		2008		2007		2008
Total revenue	$148,967	100.0%	$188,842	100.0%	$306,897	100.0%	$389,587	100.0%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	112,999	75.9%	144,317	76.4%	233,769	76.2%	298,293	76.5%
Fulfillment costs	9,665	6.5%	10,420	5.5%	21,510	7.0%	22,403	5.8%
Total cost of goods sold	122,664	82.4%	154,737	81.9%	255,279	83.2%	320,696	82.3%

Gross profit	$26,303	17.7%	$34,105	18.1%	$51,618	16.8%	$68,891	17.7%

As displayed in the above table, fulfillment costs during the three months ended June 30, 2007 and 2008 were $9.7 million and $10.4 million, representing 6.5% and 5.5% of total revenue for those respective periods.   For the six months ended June 30, 2007 and 2008, fulfillment costs were $21.5 million and $22.4 million or 7.0% and 5.8% of total revenue.  Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.  The decrease in fulfillment costs as a percent of revenue in both the second quarter and first six months of 2008 is the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

Operating expenses

Sales and marketing.    Sales and marketing expenses totaled $8.0 million and $14.2 million for the three months ended June 30, 2007 and 2008, representing 5.3% and 7.5% of total revenue for those respective periods. Comparing quarterly periods for 2007 and 2008, sales and marketing expenses increased 79%.  For the six months ended June 30, 2007 and 2008, sales and marketing expenses increased 52% from $19.2 million in 2007 to $29.3 million in 2008, representing 6.3% and 7.5% of total revenue for those respective periods. We direct customers to our Website primarily through a number of targeted online marketing channels, such as paid search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as television, print and radio advertising.

Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS No. 123(R) of $85,000 and $86,000 during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, sales and marketing expenses included stock-based compensation of $163,000 and $170,000, respectively.

Costs associated with our discounted shipping promotions are not included in marketing expense. They are accounted for as a reduction of revenue and therefore affect sales growth and gross profit. We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as part of our overall marketing plan.

Technology expenses.    Technology expenses totaled $15.2 million and $15.3 million for the three months ended June 30, 2007 and 2008, respectively, representing 10.2% of total revenue in 2007 and 8.1% in 2008.  For the six months ended June 30, 2007 and 2008, technology expenses totaled $30.2 million and $29.8 million, respectively, representing 9.8% and 7.7% of total revenue for those respective periods.

Technology expenses also included stock-based compensation related to the adoption of SFAS No. 123(R) of $188,000 and $220,000 during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, technology expenses included stock-based compensation of $365,000 and $434,000, respectively.

General and administrative expenses.    General and administrative (“G&A”) expenses totaled $10.4 million and $10.9 million for the three months ended June 30, 2007 and 2008, respectively, representing approximately 7.0% and 5.8% of total revenue for those respective periods.  For the six months ended June 30, 2007 and 2008, G&A expenses totaled $21.1 million and $20.4 million, a decrease of 3%, representing 6.9% and 5.2% of total revenue for both periods, respectively.  The decrease in G&A expenses primarily relates to decreases in corporate facilities costs and stock-based compensation expense, offset by increases in payroll-related expenses.

We incurred stock-based compensation expense related to the adoption of SFAS No. 123(R) within general and administrative expenses of approximately $750,000, and $862,000 for the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, G&A included stock-based compensation expense of $1.5 million and $1.8 million, respectively.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation and exclude non-cash restructuring costs) for the three and six months ended June 30, 2007 were $8.4 million and $16.6 million, compared to similar non-cash expense of $6.4 million and $13.5 million during the three and six-month periods ended June 30, 2008. We estimate that these non-cash expenses will be approximately $27-$28 million for the full year 2008.

Overall, our total operating expense increased 2% in Q2 over last year, while revenue increased 27% and gross profits expanded 30% for the same quarterly period.  Comparing the six-month period ended June 30, 2008 to same period in 2007, total operating expenses decreased 4%, while total revenue increased 27% and gross profit increased 33%.

Restructuring expenses.    During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007, except for the additional lease and contract termination costs related to relocating its current office facilities to the new warehouse location in 2009. Restructuring expense totaled $12.3 million for the six months ended June 30, 2007, of which $6.2 million in restructuring expense was incurred in the second quarter of 2007.  No restructuring expense was incurred during the three or six months ended June 30, 2008.  There have been no restructuring expenses recorded since Q2 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”).

Non-operating income (expense)

Interest income, interest expense and other income (expense).    Interest income is derived primarily from the investment of our cash in short-term investments and from the interest earned notes receivable related to the sale of our travel business, OTravel. For the three months ended June 30, 2007 and 2008, interest income totaled $1.1 million and $740,000, respectively.  For the six months ended June 30, 2007 and 2008, interest income totaled $2.1 million and $2.0 million, respectively.

Interest expense is largely related to interest incurred on our convertible notes, capital leases and our credit lines. Interest expense for the three months ended June 30, 2007 and 2008 totaled $1.0 million and $888,000, respectively.  For the six months ended June 30, 2007 and 2008, interest expense totaled $2.0 million and $1.8 million, respectively.

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Item 1 of Part I, “Financial Statements (Unaudited)”—Note 3—“Restructuring Expense”, management decided to sell OTravel, a wholly-owned travel offerings subsidiary.  The travel business was not part of our core business operations and was no longer part of our strategic focus.  We also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144.  The results of operations for this subsidiary have been classified as discontinued operations for the three and six months ended June 30, 2007.

In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 and SFAS No. 144 and determined that goodwill of approximately $3.8 million was impaired as of June 30, 2007, based on the estimated fair value of the discounted cash flows of the net proceeds from the April 25, 2007 sale of OTravel.com for $17.0 million.

Income taxes

Income taxes.    For the six months ended June 30, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and June 30, 2008, we had net operating loss carryforwards of approximately $164.2 million and $175.5 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carryforwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$200,745	$188,842
2007	157,930	148,967	$161,930	$291,334
2006	178,044	159,192	156,885	294,029
2005	165,881	150,638	167,779	315,018

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents balance was $56.7 million and we had $30.0 million in marketable securities, for a total of $86.7 million of cash, cash equivalents and marketable securities.

We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities, accounts payable and accrued liabilities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable and accrued liabilities balances normally decline during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. The seasonality of our business causes accounts payable and accrued liabilities to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

Due to the strong effect of seasonality on our cash and marketable securities balance, we believe that the best measure of our operating cash flow is on a trailing twelve-month (“TTM”) basis. Over the TTM ended June 30, 2008, our operating activities resulted in net cash inflows of $12.7 million, versus net cash inflows of $9.4 million over the TTM ended June 30, 2007.

The $12.7 million of cash provided by operations for the TTM ended June 30, 2008 was comprised of inflows related to net losses of $20.2 million offset by $30.6 million of non-cash expenses, as well as a reduction of inventory of $1.4 million and increased accrued liabilities of $878,000. These were offset by operating cash outflows from an increase in accounts receivable of $7.2 million (due to an increase in the credit and account balances outstanding compared to June 30, 2007),  and changes in combined prepaid inventory and prepaid expenses and accounts payable of $2.2 million and $2.3 million.

For the TTM ended June 30, 2007, cash provided by operating activities was $9.4 million and was comprised of outflows from net losses of $105.3 million, offset by restructuring charges of $18.5 million, loss from discontinued operations of $8.9 million and non-cash cash expenses of $40.4 million, as well as outflows from decreases in accounts payable and accrued liabilities of $2.6 million and $6.0 million, respectively. These cash outflows were offset primarily by the cash provided from the reduction of inventory (including prepaid inventory) of $55.0 million.

For the three months ended June 30, 2007 and 2008, our operating activities resulted in net cash inflows of $14.9 million and $449,000, respectively.

The $449,000 inflow of cash and cash equivalents provided by operating activities during the three months ended June 30, 2008 was comprised of inflows from net losses of $6.5 million offset by $7.4 million of net non-cash activity, as well as cash provided from changes in inventory and accrued liabilities of $3.9 million and $428,000 respectively.  These were offset by cash outflows from changes in accounts receivable, accounts payable and deferred revenue of $2.1 million, $1.6 million and $771,000, respectively.

For the three months ended June 30, 2007, the $14.9 million inflow of cash and cash equivalents provided by operating activities was from net liabilities losses of $13.8 million offset by $300,000 of loss from discontinued operations, $6.2 million of non-cash restructuring costs and $9.4 million of other net non-cash activity, as well as changes in inventory, prepaid inventory, prepaid expenses, accounts payable, accrued liabilities and deferred revenue of $1.2 million, $477,000, $700,000, $5.5 million, $4.9 million and $200,000, respectively.

For the six months ended June 30, 2007 and 2008, operating activities resulted in net cash outflows of $43.3 million and $40.6 million, respectively.

For the six months ended June 30, 2008, the net cash used in operating activities of $40.6 million was mainly due to changes in receivables, prepaid expenses, accounts payable, accrued liabilities and deferred revenue of $2.9 million, $2.9 million, $39.4 million, $11.0 million and $1.9 million, respectively. This was offset by operating cash inflows from changes in inventories and prepaid inventory of $11.9 million and $924,000, respectively, as well as our net losses of $10.4 million offset by depreciation and amortization of $12.4 million and stock-based compensation of $2.9 million.  Note that the significant decrease in accounts payables and accrued liabilities is due to the seasonality of our business, as payables and accruals grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.  As stated earlier, this is why we believe that the best measure of our operating cash flow is on a trailing twelve-month basis.

For the six months ended June 30, 2007, the net cash used in operating activities of $43.3 million was mainly due to changes in prepaid expenses, accounts payables and accrued liabilities of $1.3 million, $32.6 million and $18.8 million, respectively, in addition to net losses of $35.2 million offset by depreciation and amortization of $15.7 million, restructuring charges of $12.3 million, a loss from discontinued operations of $3.9 million and stock-based compensation of $2.4 million. This was offset by operating cash inflows from changes in accounts receivable, inventories and deferred revenue of $3.4 million, $4.8 million and $654,000, respectively.

Investing activities resulted in cash outflows of $8.8 million and $4.8 million for the three months ended June 30, 2007 and 2008, respectively. The cash outflows of $4.8 million during Q2 2008 resulted from purchases of marketable securities of $18.8 million and capital expenditures of $5.1 million, offset by cash inflows from investing activities from the sale and maturities of marketable securities of $18.4 million, and from cash received from $754,000 of payments received on a note receivable.  Cash outflows from investing activities for the three months ended June 30, 2007 resulted from investments in marketable securities of $21.4 million, offset by cash received from the sale and maturity of marketable securities of $3.4 million and the net proceeds from the sale of OTravel of $9.9 million.

For the six months ended June 30, 2007 and 2008, investing activities resulted in cash outflows of $5.3 million and net cash inflows of $10.8 million, respectively.  The $10.8 million of cash inflows during Q2 2008 resulted from the sales and maturities of marketable securities of $41.3 million and $1.3 million of payments received on a note receivable, offset by purchases of marketable securities of $25.4 million and capital expenditures of $6.4 million.  For investing activities in 2007, cash outflows of $5.3 million were the result of investments in marketable securities and capital expenditures of $21.4 million and $1.9 million, respectively,  offset by cash received from the sale and maturity of marketable securities of $3.4 million, payments received from a note receivable of $4.7 million and the net proceeds from the sale of OTravel of $9.9 million.

Financing activities resulted in cash inflows of $764,000 and $922,000 for the three months ended June 30, 2007 and 2008, respectively. The inflows for both three month periods related to proceeds from the exercise of stock options of $924,000 in 2008 and $768,000 in 2007.

For the six months ended June 30, 2007 and 2008, financing activities resulted in net cash outflows of $3.3 million and $14.9 million, respectively.  For the six months ended June 30, 2008, cash used in financing activities was due to our stock repurchase of $12.0 million and payments for capital leases of $3.8 million.  These outflows of cash were offset by proceeds from the exercise of stock options of $924,000. The cash used in 2007 was primarily from $1.9 million received from the exercise of stock options, offset by payments for capital leases of $5.3 million.

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

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of June 30, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt arrangements	$—	$—	$—	$77,000	$—	$—	$77,000
Interest on convertible senior notes	1,444	2,888	2,887	2,887	—	—	10,106
Operating leases	8,154	8,480	8,859	9,148	8,395	18,993	62,029
Purchase obligations	16,462	—	—	—	—	—	16,462
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$26,060	$11,368	$11,746	$89,035	$8,395	$18,993	$165,597

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,505	$—	$—	$—	$—	$—	$2,505

Total commercial commitments	$2,505	$—	$—	$—	$—	$—	$2,505

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

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at June 30, 2008.

In 2005, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. As of June 30, 2008, $77.0 million of Senior Notes and unamortized debt discount of $1.2 million remain outstanding.

Operating Leases

We have two non-cancelable operating leases for certain computer equipment that expire in first and fourth quarters of 2010. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment. The lease obligations also include our obligations for corporate office space, logistics and warehouse space, co-location data center agreements and other operating leases.

Corporate office space

Through July 2005, we leased 43,000 square feet of office space at Old Mill Corporate Center I for our principal corporate offices under an operating lease which was originally scheduled to expire in January 2007. Beginning July 2005, this lease was terminated and replaced with a lease for approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of the new lease is $32.3 million, of which approximately $3.9 million is payable in the next twelve months.  $8.2 million of the total lease obligation is offset by estimated sublease payments, of which $1.2 million is anticipated to be received in the next twelve months.

In 2006, we commenced implementation of a facilities consolidation and restructuring program. Under the program, we recorded $638,000 of accelerated amortization of leasehold improvements related to our current office facilities that we sublet and $450,000 of costs incurred to return our office facilities to their original condition as required by the lease agreement.

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

On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that construction of the New Warehouse is to be completed August 1, 2008 and that we will lease the New Warehouse in stages: beginning September 1, 2008, we will lease a total of 232,900 square feet of the New Warehouse; on February 1, 2009, we will lease a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Natomas Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. We currently have warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas Lease, we plan to consolidate to the New Warehouse our warehouse operations from two of our smaller leased warehouse facilities in Salt Lake City.  Both of these smaller warehouse facilities are under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel our leases of those facilities without any early termination penalty. We intend to expand our customer service operations into the New Warehouse location in 2008, and to move our corporate office facility to the New Warehouse in 2009.

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

In December 2006, we entered into a Data Center Agreement (the “OM I Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow us to consolidate other IT data center facilities.

We believe that these facilities will be sufficient for our needs for the next twelve months, subject to seasonal requirements for additional warehouse space during the fourth quarter.

Purchase Obligations

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2008. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

Wells Fargo Operational Credit Agreement

We have a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support operations, namely, inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer or assets. We were in compliance with these covenants at June 30, 2008.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

At June 30, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.5 million were issued on our behalf.

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

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of June 30, 2008. At June 30, 2008, no amounts were outstanding under the WFRF Agreement. As of June 30, 2008, availability under the WFRF Agreement was $8.4 million.

Wells Fargo Commercial Card Agreement

The Company has a commercial card agreement (the “Commercial Card”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Company uses the Commercial Card primarily for business purpose purchasing and must be paid in full each month.  Outstanding amounts under the Commercial Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.  At June 30, 2008, $1.5 million was outstanding and availability under the Commercial Card was $3.5 million.

Share Repurchase Program

On January 14, 2008, our Board of Directors authorized a repurchase program that authorizes us to purchase up to $20.0 million of our common stock and/or our 3.75% Senior Convertible Notes due 2011 through December 31, 2009. Under this repurchase program, we repurchased approximately 1.1 million shares of our common stock in open market transactions for $12.0 million during the six months ended June 3, 2008.  During July 2008, we repurchased an additional 30,000 shares of its common stock in open market purchases for approximately $482,000.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during fiscal 2007 or the six months ended June 30, 2008.

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

At June 30, 2008, we had $56.7 million in cash and cash equivalents and $30.0 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $870,000 on our earnings or loss, or the fair market value or cash flows of these instruments. Our cash, cash equivalents and marketable securities consisted of U.S. agency securities, money market funds, commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables.

At June 30, 2008, we had $77.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At June 30, 2008, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.5 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of June 30, 2008 was $53.9 million.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2008. Based on this evaluation, the Chief

Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $6.5 million and $10.4 million for the three and six months ended June 30, 2008. As of June 30, 2008, our accumulated deficit was $254.1 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

A downturn in general economic conditions may adversely affect our results of operations.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. There can be no assurance that consumer spending will not be adversely affected by economic conditions, thereby impacting our growth, financial condition and results of operations. Increases in the prices of fuel and gasoline, as well as increases in the prices of other energy products and commodities may also negatively affect our operating results.

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

At June 30, 2008, we had fulfillment partner relationships with approximately 870 third parties whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 90% of the non-BMMG products available on our Website. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

•                  the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

•                  unexpected changes in international regulatory requirements and tariffs, and geopolitical events such as war and terrorist attacks;

•                  difficulties in staffing and managing foreign operations, including, without limitation, differences in language, customs, and labor laws;

•                  longer payment cycles from credit card companies,  increased payment risk;

•                  greater difficulty in accounts receivable collection;

•                  potential adverse tax consequences;

•                  price controls or other restrictions on foreign currency;

•                  difficulties in obtaining export and import licenses; and

•                  negative impact of returns.

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

Further, many online advertisers on whom we may wish to or presently do rely on for services,  may be reluctant to enter into or maintain relationships with us because our competitors may be more attractive advertising clients. Additionally, failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from online advertisers may cause online advertisers to terminate their relationship with us. Without these relationships, our revenues, business, prospects, financial condition and results of operations could suffer.

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

In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit. In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. In July 2008, Gradient Analytics filed an amended cross-complaint against us and our Chief Executive Officer, Dr. Patrick Byrne. Dr. Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management’s time and attention and the company’s resources in connection with the litigation and related matters may reduce the time and attention management is able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business.  In addition, the use of the company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.  Also, Gradient Analytics and Copper River Partners, L.P. have filed cross claims against the company and Dr. Byrne.  If we are unsuccessful in defeating these claims, we may incur damages which may not be covered by existing insurance or may not be within policy limits which could adversely impact our financial condition.

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

We are subject to federal, state and local regulatory laws governing our operations as a publicly traded company as well as governing the conduct of our business on the Internet, including compliance with various state and federal consumer protection laws.  Government investigations into suspected violations of regulatory laws, whether or not such investigations result in civil or administrative actions against us, may have adverse effects on our business.  The use of management’s time and attention in connection with responding to government investigations or actions brought by regulatory agencies may reduce the time management is able to spend on other aspects of our business.  Adverse administrative decisions by regulatory agencies or by courts in response to civil actions brought by regulatory agencies may result in our being ordered to pay civil fines or penalties,  and may result in ordered payments of restitution to third parties, or cause expensive or unwanted changes in our methods of doing business, all of which also may harm or adversely effect our business.  We are currently subject to an investigation by the Marin County District Attorney’s Office and that of four other Northern California district attorney’s offices relative to our compliance with various California consumer protection laws as they relates to our advertising and pricing policies.  See Item 1 of Part I, “Financial Statements (Unaudited)”—Note 8—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.  To the extent that these investigations become lengthy or result in adverse regulatory or court decisions, requiring payment of fine, penalty, restitution, or cause expensive or unwanted changes in our methods of doing business, our financial condition and results of operations may suffer.

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

The promissory notes we hold in connection with the sale of our travel business may not be collectible.

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

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005. As of June 30, 2008, $77.0 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws”. The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our car listing business, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing business.

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

Risks Relating to our Real Estate Site Business

Our real estate site is a new business.

Our real estate listing site began operation in March 2008. The real estate listing site is a listing service for real estate sellers. The online real estate listing service is a new business for us. We cannot ensure that our expansion into the car listing business will succeed. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this real estate listing site. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online real estate listing service business and substantially greater resources than we have.

Our real estate listing business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of real estate sellers and public advertisement for real estate sales, as well as licensing requirements for real estate sellers. Generally, these regulations govern the conduct of those sellers in selling and advertising their real estate for sale. Sellers are often subject to regulations in the nature of “truth in advertising laws” as well as the laws governing the conduct of licensed real estate agents and brokers.  Although we do not expect these laws to have a significant effect on our real estate listing business, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our real estate listing business.

Current and future laws could affect our real estate listing business.

Like our shopping business, our real estate listing business is subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our real estate listing business may be affected by other laws and regulations, such as those that expressly apply to advertising real estate for sale. To the extent that such current or future laws or regulations prevent users from selling items on our real estate listing site, they could harm our business.

Our business may be harmed if our real estate listing site is used for unlawful transactions.

The law regarding the potential liability of an online listing service for real estate sales is not clear. The platform of the listing service will be accessible to those subscribers who will have the ability to feature their real estate for sale and will supply the text descriptions of the real estate, including the general condition of the real estate and other important information. We will have no ability beforehand to know if the information sellers provide is correct. While our site terms and conditions of usage will prohibit unlawful acts, we cannot rule out the possibility that users of our real estate listing site will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such sellers. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our real estate listing site and disputes between users of our real estate listing site may harm our business.

We are aware that other companies operating online real estate listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ sales techniques that are not permitted by state or federal laws or regulations.  We do not have the ability to require users of our services to refrain from employing sales techniques that are not permitted by state or federal laws or regulations or to make accurate disclosures or comply with consumer laws prohibiting these or other prohibited seller tactics. To the extent that real estate sellers using our listing services engage in practices proscribed by law, we may receive complaints, requests and communications, and encounter legal actions in connection with our real estate listing business, which may harm our business or reputation among consumers.

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

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.  Recently, New York state enacted revenue legislation designed to tax retail sales to New York customers of any Internet retailer who used the advertising services of persons who reside in New York, and as a result, we terminated our agreements with all of our online marketing affiliates located in New York.  In May 2008, we filed a lawsuit against the New York state asserting the unconstitutionality of the New York legislation. This and other changes in the state and federal regulatory structure governing permissible operations and taxation of Internet retail sales could harm our business, results of operation and financial condition.

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

The price of our stock may be vulnerable to manipulation and volatility because of our fight against illegal naked short selling practices and associated regulatory change.

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers Holdings Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. Additionally, Dr. Patrick Byrne and the company have fostered and supported a national debate concerning illegal trading practices called “naked short selling” and have advocated regulatory changes and enforcement action designed to end these practices.  The profile of the company and Dr. Byrne, and their positions on issues associated with the debate, may make the company and Dr. Byrne the target of criticism and derision in the financial markets and associated media, and this may prove to have an adverse effect on the company’s stock price.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

During July 2008, we repurchased an additional 30,000 shares of its common stock in open market purchases for approximately $482,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 13, 2008.  A total of 18,384,551 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 80.9% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement dated March 28, 2008.

The first proposal related to the reelection of Allison H. Abraham and Joseph J. Tabacco as Class III directors of Overstock.com, Inc., to serve terms of three (3) years.  Ms. Abraham and Mr. Tabacco were elected with the following votes:

Director	For	Withheld
Allison H. Abraham	18,130,192	254,359
Joseph J. Tabacco, Jr.	18,238,491	146,060

The second proposal was to approve an amendment of the Company’s 2005 Equity Incentive Plan to increase the number of shares available there under by 1,000,000 shares.  This proposal was approved with 13,871,508 shares of the Company’s common stock voting in favor of, 1,243,225 shares voting against,  4,879 shares abstaining, and 3,264,939 broker non-votes.

The third proposal was to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  This proposal was approved with 18,344,228 shares of the Company’s common stock that voted at the meeting voting in favor of, 23,575 shares voting against, and 16,748 shares abstaining.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits

	31.1 & 31.2	Rule 13a-15(d)/15d-15(d) Certifications
	32.1 & 32.2	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Senior Vice President, Finance

Date: August 4, 2008