Form 10-K/A
period 2007-12-31
OVERSTOCK.COM, INC
filed 2008-11-10
CIK 1130713

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

         Securities registered pursuant to Section 12(b) of the Act:Common Stock, $0.0001 par value (title of class)

         Securities registered pursuant to Section 12(g) of the Act:None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2007), was approximately $160.4 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of March 14, 2008 there were 22,712,522 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K/A is incorporated by reference to the Registrant’s proxy statement for the 2008 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

Overstock.com, Inc. (the “Company”) is amending its Annual Report on Form 10-K (“Form 10-K” or “Original Filing”) for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  This Amendment to Form 10-K (“Amendment”) amends the Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 17, 2008.

The Company’s decision to restate the aforementioned financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits. Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.

As more fully described in Note 3 of the financial statements (see Item 15 of Part IV, “Financial Statements (Restated)” – Note 3 – “Restatement of Financial Statements”) management, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer),  concluded, and the Board of Directors agreed with management’s conclusions that:

The Company’s controls were not designed or operating effectively to ensure all refunds and credits issued to customers and gift cards issued to customers were completely and accurately recorded in the consolidated financial statements. These control failures impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of and for the years ended December 31, 2007, 2006, 2005, and 2004 and the related interim periods.  The amounts of these errors were determined to be material to the consolidated financial statements.

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  As disclosed the Annual Report on Form 10-K for the year ended December 31, 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. As the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (see Item 15 of Part IV, “Financial Statements (Restated)” - Note 3 – “Restatement of Financial Statements”). The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

In addition, the control failures described above constitute a material weakness in the Company’s internal control over financial reporting as of December 31, 2007 (see Item 9A of Part II, “Controls and Procedures (Restated)”).

Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-K. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Item 1 of Part I, Items 6,7,8, and 9A of Part II, and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Senior Vice President, Finance, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

OVERSTOCK.COM, INC.

ANNUAL REPORT ON FORM 10-K/A

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

The Overstock Solution

        Overstock provides manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Key advantages for manufacturers liquidating their excess inventory through Overstock include:

• Resolution of channel conflict.  Channel conflicts arise when a manufacturer’s excess inventory is sold through the same channel as their full-priced product offerings. Since excess inventory is usually sold at a discount, sales of the manufacturer’s full-priced product offerings may be impacted as a consumer in a retail store may opt for the excess product or become confused by the pricing and model discrepancies. By using Overstock, manufacturers have an alternative and independent channel where they can sell excess inventory without the fear of hindering the sale of their full-priced products.

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

• Responsive customer service and positive shopping experience.  Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our customer service staff answers approximately 85% of phone calls within 30 seconds, and responds to approximately 98% of e-mail messages within one business day. For our consumer business, we include a return shipment label in our customer’s shipment to facilitate product returns and, subject to certain conditions, we allow customers to return most purchased merchandise for a refund. In addition, we continually update and monitor our Website to enhance the shopping experience for our customers.

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

• Loyalty programs.  We have a frequent buyer’s club called Club O. Members of Club O pay an annual fee of $29.95 and receive a 5% discount on non-BMMG products and free shipping, along with access to a special customer service hotline. Additionally, in November 2005, we partnered with Chase Card Services to launch an Overstock.com Co-Branded Rewards Visa credit card program, offering our customers a $30 store credit (for existing Club O members) or a free Club O membership for one year (for non-Club O members) and the opportunity to earn rewards certificates to redeem on our Website.

Our Business

        We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 24—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the years ended December 31, 2005, 2006, and 2007, no single customer accounted for more than 1% of our total revenue.

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

(2)       BMMG stands for “Books, Music, Movies and Games”.

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

Business Restructuring

        During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”). The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. We incurred no restructuring charges during the third or fourth quarters of 2007.

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

        We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

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
Other

        Each of these departments has multiple categories that more specifically define the products offered within that department. For example, the “Bedding” department currently has the following product categories:

Memory foam	Mattresses
Sheets	Comforters
Blankets	Down bedding
Duvet covers	Pillows

        Each category has several subcategories that further detail the product contained within. For example, under the “Down bedding” category, we have the following subcategories:

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

        Fulfillment Partner Business.   During 2007, approximately 75% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently manage approximately 730 entities that collect orders through our Website. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, we handle the majority of the returns for these sales. These third parties relay shipment confirmations to our Website where customers can review shipping and tracking information. From a customer’s point of view, all orders through our Website are being shipped by Overstock, including those shipped by our fulfillment partners. We also handle customer service related to all orders through our Website.

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

        In July 2005, we entered into a Colocation Center Agreement (the “Colocation Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II in Salt Lake City for a data center and co-location facility. In November 2006, we made a determination to consolidate our facilities and began negotiations to terminate the lease of the new co-location facility (see Item 15 of Part IV—“Financial Statements (Restated)”—Note 4 “Restructuring Expense”), and on February 1, 2007, we terminated the lease agreement effective as of December 29, 2006. Currently, our primary computer infrastructure remains at our original co-location facility in Salt Lake City. In December 2006, we entered into a Data Center Agreement (the “OM I Agreement”) for an IT data center which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

Competition

        The online liquidation services market is new, rapidly evolving, intensely competitive and has relatively low barriers to entry, as new competitors can launch new websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

• price;

• product quality and selection;

• shopping convenience;

• order processing and fulfillment;

• customer service; and

• company brand recognition.

        Our liquidation services compete with other online retailers and traditional liquidation “brokers”, some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

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

        In addition, many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do, and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors could enter into exclusive distribution arrangements with our vendors and deny us access to their products, devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than our company. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on our company. We cannot ensure that we will be able to compete successfully against current and future competitors or address increased competitive pressures (see Item 1A—“Risk Factors”).

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

        On August 11, 2005, along with a shareholder plaintiff, we filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, we filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, we responded and the California Attorney General submitted an amicus brief supporting our view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in our favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. Discovery in this case is currently stayed. We intend to continue to pursue this action vigorously. The court has set a trial date of September 9, 2008.

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

        On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” have exceeded our entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. We are seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, court denied defendants’ motion to strike our claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike our common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing our claims for injunctive relief under California’s Unfair Business Practices Act. The parties have begun discovery in this case. We intend to vigorously prosecute this action.

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

        On October 5, 2007, we were served as defendant in a case alleging violations of the Fair and Accurate Credit Transactions Act (the “Act”). The plaintiff alleged that, because we followed an industry practice of displaying to the customer on a confirmation page the expiration date of the customer’s credit card while the customer was online and logged into the customer’s own account, we have violated certain provisions of the Act which prohibit a merchant from printing the credit card expiration date on a receipt. Filed in the U.S. District Court, Southern District of Illinois, the case was styled as a class action lawsuit on behalf of the nominative plaintiff and all others similarly situated. On November 13, 2007, we moved to dismiss or stay the case or transfer venue. On December 27, 2007, the court dismissed the complaint without prejudice on the basis that the complaint should have been brought under the arbitration agreement between the plaintiff and us. Plaintiff has not appealed the dismissal, and the time for appeal has expired.

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

        Additional litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm our business (see Item 1A—“Risk Factors”).

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

        We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $106.8 million and $48.0 million for the years ended December 31, 2006 and 2007. As of December 31, 2007, our accumulated deficit was $252.3 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

•changes in our management team;

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

        Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Form 10-K/A and in any reports we file with the SEC after we file this Form 10-K/A, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Form 10-K/A could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

        During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

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

        In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007 (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

        We lease 561,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012. We also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

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

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, “Financial Statements (Restated)”—Note 13—“Commitments and Contingencies”, subheading “Legal Proceedings”, contained in the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K/A is incorporated by reference in answer to this Item.

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

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Logistics, with primary responsibility for logistics and supervision of the Company’s warehouse operations, and most recently, managing the Company’s human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr.Tryon received a B.S. in Applied Sciences from the U.S. Military Academy in 1983 and a M.A. in Philosophy from Stanford University in 1992.

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

        Mr. Jacob Hawkins currently serves as Senior Vice President, Change Management. Mr. Hawkins has performed various roles across the organization, including business development, marketing, merchandising, technology, and project management. Prior to joining Overstock.com, Mr. Hawkins worked for Professional Marketing International. Mr. Hawkins holds a Bachelor’s degree in Business Management from Brigham Young University and a Masters of Business Administration with an emphasis in information systems from the University of Utah.

        There are no family relationships among any of the current officers and directors of the Company.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Market under the symbol “OSTK”. Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

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

        We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. Our matching contribution totaled $261,000, $389,000 and $494,000 during 2005, 2006 and 2007, respectively. Beginning in 2006, our matching contribution was paid using common stock issued from treasury. In addition, for the 2005, 2006 and 2007 years, the board of directors approved a discretionary contribution of 2% of salary to all employees eligible to participate in the plan totaling $342,000, $409,000 and $408,000, respectively. The contributions in 2006 and 2007 were settled with shares of our common stock in the following year.

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

        In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to our officers and employees which vest over three years at 25% at the end of the first year, an additional 25% at the end of the second year and 50% at the end of the third year. During 2007, except as previously reported in a Quarterly Report on Form 10-Q/A, or current Report on Form 8-K, we did not sell any equity securities that were not registered under the Securities Act.

STOCK PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2002 through December 31, 2007 for Overstock.com, Inc., Hemscott’s (formerly Media General’s) Nasdaq U.S. Index and Hemscott’s Internet Software and Services Index. The graph assumes that $100 was invested in Overstock’s common stock and the above indices at the closing prices on December 31, 2002. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

 AMONG OVERSTOCK.COM, INC.,

NASDAQ MARKET INDEX-U.S. AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2002

 ASSUMES DIVIDEND REINVESTED

 FISCAL YEAR ENDING DEC. 31, 2007

ITEM 6.    SELECTED FINANCIAL DATA (RESTATED)

Restatement

As discussed in Item 15 of Part IV “Financial Statements (Restated)” – Note 3 – “Restatement of Financial Statements”, the Company is restating (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003; and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  All amounts in Selected Financial Data (Restated) have been adjusted, as appropriate, for the effects of the restatement.

The following selected consolidated financial data as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K/A. The consolidated financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 are derived from our restated unaudited consolidated financial statements not contained herein. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)” and the Consolidated Financial Statements and the related notes thereto included elsewhere in this Form 10-K/A.

	Year ended December 31,
	2003(4) (Restated)	2004(4) (Restated)	2005(4) (Restated)	2006(1)(4) (Restated)	2007(4) (Restated)
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue
Direct revenue	$136,317	$212,264	$323,136	$301,509	$197,088
Fulfillment partner revenue	98,286	278,357	471,839	478,628	568,814

Total revenue	234,603	490,621	794,975	780,137	765,902

Cost of goods sold
Direct	122,418	183,653	280,647	284,774	168,008
Fulfillment partner	86,902	240,530	397,855	405,559	473,344

Total cost of goods sold	209,320	424,183	678,502	690,333	641,352

Gross profit	25,283	66,438	116,473	89,804	124,550

Operating expenses:
Sales and marketing	20,228	40,559	77,155	70,897	55,458
Technology	2,549	8,509	27,901	65,158	59,453
General and administrative	14,987	22,024	33,043	46,837	41,976
Restructuring(2)	—	—	—	5,674	12,283

Total operating expenses	37,764	71,092	138,099	188,566	169,170

Operating loss	(12,481)	(4,654)	(21,626)	(98,762)	(44,620)
Interest income, net	461	1,064	(161)	3,566	4,788
Interest expense	(76)	(775)	(5,582)	(4,765)	(4,188)
Other (expense) income, net	115	(49)	4,728	81	(92)

Loss from continuing operations	(11,981)	(4,414)	(22,641)	(99,880)	(44,112)
Discontinued operations(3):	—	—	—	—	—
Loss from discontinued operations	—	—	(2,571)	(6,882)	(3,924)

Net loss	(11,981)	(4,414)	(25,212)	(106,762)	(48,036)
Deemed dividend related to redeemable common stock	(262)	(188)	(185)	(99)	—

Net loss attributable to common shares	$(12,243)	$(4,602)	$(25,397)	$(106,861)	$(48,036)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.76)	$(0.26)	$(1.17)	$(4.91)	$(1.86)
Loss from discontinued operations	$—	$—	$(0.13)	$(0.34)	$(0.17)
Net loss per common share—basic and diluted	$(0.76)	$(0.26)	$(1.30)	$(5.25)	$(2.03)
Weighted average common shares outstanding—basic and diluted	16,198	17,846	19,429	20,332	23,704

	As of December 31,
	2003 (4) (Restated)	2004 (4) (Restated)	2005 (4) (Restated)	2006 (4) (Restated)	2007 (4) (Restated)
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$28,846	$198,678	$55,875	$126,965	$101,394
Marketable securities	11,500	88,802	55,799	—	46,000
Working capital	45,668	267,640	79,561	59,475	62,621
Total assets	100,170	381,600	335,953	264,453	231,143
Total indebtedness	161	117,589	84,676	84,336	82,453
Redeemable common stock	2,978	3,166	3,205	—	—
Stockholders’ equity	55,298	169,504	89,148	56,367	18,212

(1)       Effective January 1, 2006, we adopted SFAS 123(R) and recognized stock-based compensation of $4.1 million and $4.5 million in 2006 and 2007, respectively.

(2)       During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

(3)       As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006 (including a goodwill impairment charge of $4.5 million) and $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million—see Item 15 of Part IV, “Financial Statements (Restated)”—Note 5—“Acquisition and Subsequent Discontinued Operations”).

(4)       As discussed in Item 15 of Part IV “Financial Statements (Restated)” — Note 3 — “Restatement of Financial Statements”, the Company is restating (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003; and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 in this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  The effect of the error adjustments on the Consolidated Results of Operations for the years ended December 31, 2003, 2005, 2006 and 2007 is to increase net loss by $433,000, $294,000, $5.0 million and $3.0 million, respectively and decrease net loss for the year ended December 31, 2004 by $126,000.  The effect of the error adjustments on loss per common share from continuing operations for the years ended December 31, 2003, 2005, 2006 and 2007 is to increase loss per common share from continuing operations by $0.03, $0.01, $0.24 and $0.13, respectively.  The error adjustments did not have an effect on loss per common share from continuing operations for the year ended December 31, 2004.  All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the restatement.

The consolidated financial data as of December 31, 2003, 2004 and 2005 and for the years ended December 31, 2003 and 2004 have been restated as follows:

	Year ended December 31, 2003
	As Reported	Adjustments	As Restated
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue
Direct revenue	$138,134	(1,817)	$136,317
Fulfillment partner revenue	100,811	(2,525)	98,286

Total revenue	238,945	(4,342)	234,603

Cost of goods sold
Direct	124,039	(1,621)	122,418
Fulfillment partner	89,190	(2,288)	86,902

Total cost of goods sold	213,229	(3,909)	209,320

Gross profit	25,716	(433)	25,283

Operating expenses:
Sales and marketing	20,228	—	20,228
Technology	2,549	—	2,549
General and administrative	14,987	—	14,987
Restructuring	—	—	—

Total operating expenses	37,764	—	37,764

Operating loss	(12,048)	(433)	(12,481)
Interest income, net	461	—	491
Interest expense	(76)	—	(76)
Other (expense) income, net	115	—	115

Loss from continuing operations	(11,548)	(433)	(11,981)
Discontinued operations:	—	—	—
Loss from discontinued operations	—	—

Net loss	(11,548)	(433)	(11,981)
Deemed dividend related to redeemable common stock	(262)	—	(262)

Net loss attributable to common shares	$(11,810)	(433)	$(12,243)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.73)	(0.03)	$(0.76)
Loss from discontinued operations	$—	—	$—
Net loss per common share—basic and diluted	$(0.73)	(0.03)	$(0.76)

Weighted average common shares outstanding—basic and diluted	16,198		16,198

	Year ended December 31, 2004
	As Reported	Adjustments	As Restated
	(in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue
Direct revenue	$213,210	(946)	$212,264
Fulfillment partner revenue	281,425	(3,068)	278,357

Total revenue	494,635	(4,014)	490,621

Cost of goods sold
Direct	184,964	(1,311)	183,653
Fulfillment partner	243,468	(2,938)	240,530

Total cost of goods sold	428,432	(4,249)	424,183

Gross profit	66,203	235	66,438

Sales and marketing	40,559	—	40,559
Technology	8,509	—	8,509
General and administrative	22,024	—	22,024
Restructuring	—		––

Total operating expenses	71,092	—	71,092

Operating loss	(4,889)	235	(4,654)
Interest income, net	1,173	(109)	1,064
Interest expense	(775)	—	(775)
Other (expense) income, net	(49)	—	(49)

Loss from continuing operations	(4,540)	126	(4,414)
Discontinued operations(3):	—	—	—
Loss from discontinued operations	—	—	—

Net loss	(4,540)	126	(4,414)
Deemed dividend related to redeemable common stock	(188)	—	(188)

Net loss attributable to common shares	$(4,728)	126	$(4,602)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.26)	—	$(0.26)
Loss from discontinued operations	$—	—	$—
Net loss per common share—basic and diluted	$(0.26)	—	$(0.26)

Weighted average common shares outstanding—basic and diluted	17,846		17,846

	As of December 31, 2003
	As Reported	Adjustments	As Restated
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$28,846	—	$28,846
Marketable securities	11,500	—	11,500
Working capital	46,101	(433)	45,668
Total assets	98,549	1,621	100,170
Total indebtedness	161	—	161
Redeemable common stock	2,978	—	2,978
Stockholders’ equity	55,731	(433)	55,298

	As of December 31, 2004
	As Reported	Adjustments	As Restated
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$198,678	—	$198,678
Marketable securities	88,802	—	88,802
Working capital	267,947	(307)	267,640
Total assets	377,543	4,057	381,600
Total indebtedness	117,589	—	117,589
Redeemable common stock	3,166	—	3,166
Stockholders’ equity	169,811	(307)	169,504

	As of December 31, 2005
	As Reported	Adjustments	As Restated
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$55,875	—	$55,875
Marketable securities	55,799	—	55,799
Working capital	80,162	(601)	79,561
Total assets	325,913	10,040	335,953
Total indebtedness	84,676	—	84,676
Redeemable common stock	3,205	—	3,205
Stockholders’ equity	89,749	(601)	89,148

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (RESTATED)

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

Restatement

The Company is restating (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003; and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.

There was no effect of the of the error corrections prior to 2003.  The effect of the error adjustments on the Consolidated Results of Operation for the years ended December 31, 2003, 2005, 2006 and 2007 is to increase net loss by $433,000, $294,000, $5.0 million and $3.0 million, respectively and decrease net loss for the year ended December 31, 2004 by $126,000.  All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been adjusted, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in “Selected Financial Data (Restated)” contained in Part I Item 6 and Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2008.

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

        We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)”, as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” included elsewhere in this report.

        Commentary—Revenue.   Total revenue decreased 2% for the fiscal year 2007 to $765.9 million and increased 4% for Q4 2007 to $294.5 million. The fulfillment partner business, which accounted for 74% of total revenue, during 2007 and 77% during Q4, grew 19% for the full year, and 21% in Q4 2007, an improvement from the -2% and 5% growth during the same periods in 2006, respectively. Our direct business, on the other hand, shrunk 35% for the year and 29% in Q4, compared to shrinking 7% and 24% during the same periods in 2006.

        Total revenues decreased at the same rate we experienced in 2006;-2%. However, we did show progress toward returning to positive revenue growth throughout the year (Q1: -10%, Q2: -7%, Q3:1%, and Q4: 4%). This was driven primarily through our efforts to become more efficient in our marketing activities, and by nearly doubling our product selection through adding new fulfillment partners, as well as increasing the number of items offered by existing fulfillment partners. This initiative increased the number of products listed on our website to 63,000 non-BMMG products at December 31, 2007 compared to 36,000 at the end of 2006.

        We also announced during the fourth quarter that we are planning to begin selling products in international markets in 2008, first in Canada, and then potentially into other markets. Our initial approach will be to leverage existing partners in each country or region rather than opening our own distribution facilities outside of the United States.

        Commentary—Gross Profit and Gross Margin.   Gross profit dollars increased 39% to $124.6 million in 2007. Gross margin expanded to 16.3% from 11.5%, a 480 basis point improvement, and a historical best for the company. Gross profit improved 95% in the fourth quarter, while total revenue increased by 4%. Gross margins for each of the quarters and fiscal years during 2006 and 2007 were:

Q1 2006 (Restated)	Q2 2006 (Restated)	Q3 2006 (Restated)	Q4 2006 (Restated)	FY 2006 (Restated)	Q1 2007 (Restated)	Q2 2007 (Restated)	Q3 2007 (Restated)	Q4 2007 (Restated)	FY 2007 (Restated)
12.8%	13.5%	13.6%	8.4%	11.5%	15.2%	17.6%	17.1%	15.7%	16.3%

        The improvement in gross margin is primarily due to significant expansion in our direct margins, which were up 920 basis points to 14.8% in fiscal 2007 from 5.6% in 2006. We significantly reduced our inventory in 2006, and in 2007, we maintained lower levels of inventory by refining the selection of products that we purchase directly to those that turn faster and have higher profitability. We believe that we can continue to do so, while filling in product selection using fulfillment partners, rather than acquiring the inventory directly. As a result of these efforts, we have seen a substantial improvement in direct and overall gross margin in 2007. With reduced inventory levels, we have also successfully reduced our warehouse space and the related costs, which we expect will assist in our efforts to further improve our direct gross margin.

        While direct gross margin showed sequential improvement in the fourth quarter, overall gross margins decreased from Q3 2007 levels. This was primarily due to heavy shipping promotions and discounts offered during the holiday shopping season. In addition, demand for lower margin products like BMMG was up 200 basis points sequentially to 8.6% of gross sales and computers and consumer electronics (C&E) increased during the fourth quarter relative to other categories. Although C&E products typically have lower gross margin, we have aggressively expanded our product offering in this area throughout the year to better meet consumer demand.

        Commentary—Marketing.   While revenues declined by 2% this year, we were able to substantially reduce the dollars spent on marketing (down 22% to $55.5 million during fiscal 2007 from $70.9 million in 2006), and those dollars were spent more efficiently (7% of total revenue during fiscal 2007 versus 9% in 2006). However, with fewer dollars spent on advertising, the amount of traffic that came to our website was lower compared to 2006, and we believe our revenue growth was impacted throughout the year as a result. During the fourth quarter we decided to invest more heavily in television, radio and print advertising to both strengthen our brand and enhance revenue growth. Marketing expenses in the period were $27.4 million, or 9% of total revenue compared to $29.0 million, or 10% in Q4 2006.

        Commentary—Contribution and Contribution Margin.   Contribution (gross profit dollars less sales and marketing expense) increased 265%, from $18.9 million in 2006 to $69.1 million during fiscal 2007. For the three months ended December 31, 2007, contribution was $19.0 million, a $24.3 million improvement from $(5.3) million during Q4 2006. This was due to the improvements we made in gross margin combined with a slight reduction in total sales and marketing dollars spent. The following table represents our calculation of contribution (in thousands):

	Three months ended December 31,		Twelve months ended December 31,
	2006 (Restated)	2007 (Restated)	2006 (Restated)	2007 (Restated)
Total revenue	$282,407	$294,516	$780,137	$765,902
Cost of goods sold	258,636	248,134	690,333	641,352

Gross profit	23,771	46,382	89,804	124,550
Less: Sales and marketing expense	29,045	27,377	70,897	55,458

Contribution	$(5,274)	$19,005	$18,907	$69,092

Contribution margin	(1.9)%	6.5%	2.4%	9.0%

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

        Commentary—Operating loss.   Our operating loss for fiscal 2007 was $44.6 million, down 55% from $98.8 million in 2006. For the three months ended December 31, 2007, our operating loss was $6.8 million, an 85% improvement from $44.5 million during the same period last year.

        The 2007 operating loss includes $12.3 million of restructuring costs ($6.1 million in Q1 and $6.2 million in Q2). During 2006, we incurred restructuring costs of $5.7 million during the fourth quarter.

        Commentary—Adjusted EBITDA (non-GAAP).   Adjusted EBITDA for fiscal 2007 was $(10.6) million, $50.8 million better than the $(61.4) million in 2006. For the fourth quarter of 2007, adjusted EBITDA was $(415,000), a $31.3 million improvement from $(31.7) million in Q4 2006. We believe that because our current capital expenditures are significantly lower than our depreciation levels, discussing adjusted EBITDA at this stage of our business is useful to us and investors. During 2005 and 2006, we made significant investments in our systems and overall infrastructure. In 2007, capital expenditures were $2.6 million while depreciation expense was $29.5 million, and therefore we believe that adjusted EBITDA was a reasonable measure of actual cash used or cash generated by the continuing operations of the business in 2007.

        Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Our measure of adjusted EBITDA (non-GAAP) which we reconcile to “Net loss” in our statement of operations, is earnings before interest, taxes, depreciation, amortization,  stock-based compensation and discontinued operations. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net loss. For further details on adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net loss below (in thousands):

	Three months ended December 31,		Twelve months ended December 31,
	2006 (Restated)	2007 (Restated)	2006 (Restated)	2007 (Restated)
Net loss	$(49,216)	$(6,470)	$(106,762)	$(48,036)
Add back amounts for computation of adjusted EBITDA:
Depreciation and amortization	11,525	6,670	32,327	29,495
Interest (income) expense, net	550	(326)	1,199	(600)
Stock-based compensation expense	1,032	1,136	4,120	4,522
Stock-based compensation to consultants for service	(8)	(91)	23	189
Stock-based compensation for performance share plan	—	(900)	—	(550)
Treasury stock issued to employees as compensation	108	(434)	787	494
Loss from discontinued operations	4,267	—	6,882	3,924

Adjusted EBITDA	$(31,742)	$(415)	$(61,424)	$(10,562)

        Commentary—Balance Sheet Items.   We ended the year with $147.4 million in cash, cash equivalents and marketable securities, compared to $127.0 million at the end of 2006. Working capital increased to $62.6 million from $59.5 million.

        We ended the year with $25.6 million of inventory (including inventory in-transit of $3.1 million), an increase from the $23.9 million of inventory (including inventory in-transit of $3.6 million) we had at the end of 2006, but we have been able to turn our inventory more efficiently (inventory turns on the direct business increased from 4.3 times to 6.1 times) due to better inventory management and maintaining a more attractive product selection.

        Commentary—Cash Flows.   For the year ended December 31, 2007, we generated $10.0 million in cash flows from operations compared to cash outflows of $26.3 million during 2006. “Free Cash Flow” (a non-GAAP measure) for the three months ended December 31, 2006 and 2007 totaled $48.2 million and $55.3 million, respectively. For the years ended December 31, 2006 and 2007, free cash flow was $(49.7) million and $7.3 million.

        Regulation G,Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Free cash flow reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flow from operations reduced by “Expenditures for property and equipment”. Although we believe that cash flow from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

	Three months ended December 31,		Twelve months ended December 31,
	2006	2007	2006	2007
Net cash provided by (used in) operating activities	$51,949	$55,734	$(26,293)	$9,977
Expenditures for property and equipment	(3,766)	(411)	(23,441)	(2,643)

Free cash flow	$48,183	$55,323	$(49,734)	$7,334

        The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) provides further information about the matters discussed above and other important matters affecting our business.

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

        Revenue recognition.   We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 15 of Part IV, “Financial Statements (Restated) “—Note 24—“Business Segments”).

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

        We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2007 ($ in thousands):

Change in the	Year ended December 31, 2007
Estimate of Average	(Restated)
Transit Times (Days)	Effect on Revenue	Effect on Net Income
-2	$5,892	$913
-1	$2,710	$420
As reported	As reported	As reported
1	$(1,879)	$(291)
2	$(4,019)	$(623)

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

        We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $4.6 million and $6.9 million at December 31, 2006 and 2007, respectively.

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

        Reserve for obsolete and damaged inventory.   We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2006, our inventory balance was $23.9 million (including $3.6 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $6.6 million. At December 31, 2007, our inventory balance was $25.6 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million.

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

        Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2006 and 2007, we have recorded a full valuation allowance of $76.5 million and $86.0 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

        Valuation of long-lived and intangible assets and goodwill.   Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets , (“SFAS 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2006 and 2007.

        In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets , (“SFAS 144”) and SFAS 142 and determined that goodwill was subject to an impairment loss of approximately $4.5 million and $3.8 million during the years ended December 31, 2006 and 2007 (see Item 15 of Part IV, “Financial Statements (Restated) —Note 5—“Acquisition and Subsequent Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

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

Recent Accounting Pronouncements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB recently decided to postpone the effective date of SFAS 157 for other non-financial assets and liabilities for one year. SFAS 157 is effective for us as of January 1, 2008 for financial items and January 1, 2009 for other non-financial items. We anticipate that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for our fiscal year beginning January 1, 2008. We anticipate that the adoption of SFAS 159 will not have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 141 (R) or SFAS 160.

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

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2005, 2006 and 2007:

	Years ended December 31,
	2005 (Restated)	2006 (Restated)	2007 (Restated)
	(as a percentage of total revenue)

Revenue
Direct revenue	40.6%	38.6%	25.7%
Fulfillment partner revenue	59.4	61.4	74.3

Total revenue	100.0	100.0	100.0

Cost of goods sold
Direct	35.3	36.5	21.9
Fulfillment partner	50.0	52.0	61.8

Total cost of goods sold	85.3	88.5	83.7

Gross profit	14.7	11.5	16.3

Operating expenses:
Sales and marketing	9.7	9.1	7.2
Technology	3.5	8.4	7.8
General and administrative	4.2	6.0	5.5
Restructuring	—	0.7	1.6

Total operating expenses	17.4	24.2	22.1

Operating loss	(2.7)	(12.7)	(5.8)
Interest income, net	0.0	0.5	0.6
Interest expense	(0.7)	(0.6)	(0.6)
Other (expense) income, net	0.6	0.0	(0.0)

Loss from continuing operations	(2.8)%	(12.8)%	(5.8)%

Comparison of Years Ended December 31, 2006 and 2007

Revenue

        Total revenue decreased 2% to $765.9 million for the year ended December 31, 2007, from $780.1 million in 2006. During the three months ended December 31, 2006 and 2007, total revenue was $282.4 million and $294.5 million, respectively, a 4% increase. Direct revenue decreased 35% from $301.5 million in 2006 to $197.1 million in 2007, and comparing the fourth quarters, direct revenue decreased 29%, from $94.4 million in 2006 to $67.2 million in 2007. On the other hand, fulfillment partner revenue experienced 19% growth during fiscal 2007 and 21% growth during the fourth quarter. For the year ended December 31, 2007, fulfillment partner revenue was $568.8 million compared to $478.6 million in 2006. For the three months ended December 31, 2007, fulfillment partner revenue was $227.3 million versus $188.0 million in 2006.

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

        Gross margin for the twelve months ended December 31, 2007 increased 480 basis points, from 11.5% in 2006 to 16.3% in 2007. Gross profit for the years ended December 31, 2006 and 2007 amounted to $89.8 million and $124.6 million, respectively, a 39% increase. For the three-month period ended December 31, 2007, gross margin increased 730 basis points, from 8.4% in 2006 to 15.7% in 2007, and gross profit increased 95% from $23.8 million in 2006 to $46.4 million in 2007. Gross margins for the quarters and fiscal years during 2006 and 2007 were:

Q1 2006 (Restated)	Q2 2006 (Restated)	Q3 2006 (Restated)	Q4 2006 (Restated)	FY 2006 (Restated)	Q1 2007 (Restated)	Q2 2007 (Restated)	Q3 2007 (Restated)	Q4 2007 (Restated)	FY 2007 (Restated)
12.8%	13.5%	13.6%	8.4%	11.5%	15.2%	17.6%	17.1%	15.7%	16.3%

        Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $412,000 and $460,000 for the years ended December 31, 2006 and 2007, respectively.

        Direct Gross Profit and Gross Margin—Gross profit for our direct business grew 74% from $16.7 million during the year ended December 31, 2006 to $29.1 million for the same period in 2007. Gross profit for our direct business as a percentage of direct revenue increased from 5.6% in 2006 to 14.8% in 2007. For the three-month periods ended December 31, 2006 and 2007, gross profit for our direct business totaled $(4.3) million and $10.4 million, respectively, a 342% increase. Gross margin for our direct business for those three-month periods increased from -4.5% in 2006 to 15.4% in 2007. Gross margin for our direct business expanded despite direct revenue decreasing 35% for fiscal 2007 and decreasing 29% for the fourth quarter of 2007 compared to the respective periods in 2006. This was primarily due to a significant reduction in direct inventory. However, gross margins have increased at the same time, since the remaining inventory in general turns faster and has higher profitability. Gross margins have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 6.1% of sales in 2007 compared to 7.8% in 2006, a 170 basis point improvement.

        Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $73.1 million and $95.5 million for the years ended December 31, 2006 and 2007, respectively, a 31% improvement. Gross margin for the fulfillment partner business also increased from 15.3% in 2006 to 16.8% in 2007 for those respective periods. The increase in gross profit dollars for our fulfillment partner business is the result of the 19% increase in fulfillment partner revenue combined with increased gross margin. The increase in partner gross margin is the result of better product pricing and improvements in partner fulfillment costs, particularly the cost of customer service.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Years ended December 31,
	2006 (Restated)		2007 (Restated)
Total revenue	$780,137	100%	$765,902	100%

Cost of goods sold
Product costs and other cost of goods sold	629,477	81%	594,276	78%
Fulfillment costs	60,856	7%	46,728	6%

Total cost of goods sold	690,333	88%	641,352	84%

Gross profit	$89,804	12%	$124,550	16%

        As displayed in the above table, fulfillment costs during the years ended December 31, 2006 and 2007 were $60.9 million and $46.7 million, representing 7% and 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

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

        General and administrative expenses.   General and administrative (“G&A”) expenses totaled $46.8 million and $42.0 million for the years ended December 31, 2006 and 2007, respectively, representing approximately 6% of total revenue for both years. Comparing fiscal years 2006 and 2007, general and administrative expenses decreased 10%. The decrease in G&A expenses relates to decreases in corporate facilities costs, payroll-related expenses, professional fees, merchandising, legal and finance costs as we have made reductions to our corporate office space and headcount.

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

        Overall, our total operating expenses decreased 10% during fiscal 2007 compared to the previous year, while total revenues decreased 2% and gross profit increased 39%.

        Restructuring expenses.   During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses recorded during the third and fourth quarters of 2007 (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

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

Non-operating income (expense)

        Interest income, interest expense and other income (expense).   Interest income is derived from the investment of our cash in short-term investments. Over the last two years, interest income totaled $3.6 million and $4.8 million for the years ended December 31, 2006 and 2007, respectively. Comparing 2006 and 2007, the increase in interest income is due to an increase in total cash and interest rates in 2007, and from interest income earned from our notes receivable related to the sale of our OTravel business which occured in the second quarter of 2007 (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 5—“Acquisition and Subsequent Discontinued Operations”). During Q2 of 2006, we recorded $1.9 million of interest income related to the sale of Foreign Notes (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 6—“Marketable Securities”).

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

Sale of discontinued operations

        We determined during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations were classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million and $3.9 million for the years ended December 31, 2006 and 2007, respectively.

        In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business. On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million. There was no additional impairment of goodwill during the year ended December 31, 2007 (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 5—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

        Income taxes.    For the year ended December 31, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and 2007, we had net operating loss carry-forwards of approximately $150.5 million and $172.5 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter (Restated)
2007	$162,156	$149,171	$160,059	$294,516
2006	179,783	159,717	158,230	282,407
2005	165,028	153,519	166,396	310,033
2004	82,660	86,140	102,659	219,162

Comparison of Years Ended December 31, 2005 and 2006

Revenue

        During the year ended December 31, 2005 and 2006, total revenue decreased 2%, from $795.0 million in 2005 to $780.1 million in 2006. During the same period, direct revenue decreased 7%, from $323.1 million in 2005 to $301.5 million in 2006, while fulfillment partner revenue experienced 1% growth, from $471.8 million in 2005 to $478.6 million in 2006.

        Our fourth quarter revenue declined 9%, and total revenue was down 2% for the year. We believe that these decreases were primarily the result of our infrastructure upgrades in the last half of 2005, which resulted in an unsatisfactory shopping experience for many of our customers and affected both repeat and new customer sales in 2006. We believe that a key to future revenue growth is to increase our Website conversion rate—defined as the percentage of visitors to the website who make a purchase. The areas of our business that most directly affect conversion rate, including personalization of the website, customer retention, e-mail marketing, and site design and layout, are the responsibility of our internal marketing department. Within each of these areas, we have identified and made progress on initiatives that we believe can improve conversion, including outsourcing to third-party providers certain aspects of the functionality on the website, such as the engine that provides product recommendations to customers visiting product pages and the gift center that went live during the fourth quarter.

Gross Margin

        Total Gross Margin—For the years ended December 31, 2005 and 2006, total cost of goods sold increased $11.8 million or 2%, from $678.5 million in 2005 to $690.3 in 2006, resulting in a decrease in gross profit of 23% (from $116.5 million in 2005 to $89.8 million in 2006) during the same periods. As a percent of total revenue, cost of goods sold increased from 85% to 89% for those respective periods, resulting in decreased gross margin of 14.7% and 11.5% for the years ended December 31, 2005 and 2006, respectively. Cost of goods sold also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $412,000 during the year ended December 31, 2006 compared to $6,000 of stock-based compensation in 2005.

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

        Direct Gross Margin—For the years ended December 31, 2005 and 2006, gross profit for our direct business decreased 61% from $42.5 million in 2005 to $16.7 million in 2006. Gross margin for our direct business decreased from 13.1% to 5.6% for those respective periods. The lower gross margin experienced by the direct business were primarily the result of lowering prices to our customers in an effort to significantly reduce inventory levels, which decreased from $97.7 million at the end of 2005 to $23.9 million at the end of 2006.

        Fulfillment Partner Gross Margin—For the years ended December 31, 2005 and 2006, our fulfillment partner business generated gross profit of $74.0 million and $73.1 million, respectively, an decrease of 1%, also resulting in decrease gross margin of 15.7% and 15.3% for those respective periods.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margins, thus enabling investors to better compare our gross margins with others in our industry (in thousands):

	Years ended December 31,
	2005 (Restated)		2006 (Restated)
Total revenue	$794,975	100%	$780,137	100%

Cost of goods sold
Product costs and other cost of goods sold	618,571	78%	629,477	81%
Fulfillment costs	59,931	7%	60,856	8%

Total cost of goods sold	678,502	85%	690,333	89%

Gross profit	$116,473	15%	$89,804	11%

        As displayed in the above table, fulfillment costs during the years ended December 31, 2005 and 2006 were $59.9 million and $60.9 million, respectively, or 7.5% and 7.8% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

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

        We incurred a “stair-step” increase in technology costs over these two years, as we had made significant investments in all of our major systems, with approximately $60 million of capital expenditures in 2005 and an additional $26 million in 2006 (including increases to capital leases). The increases in expense are related primarily to increased depreciation expense, as well as increases in maintenance and support costs, and increased IT personnel, including consultants. These increased expenses resulted in a significant increase in technology expenses as a percent of sales for the full-year 2006.

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

        Restructuring expenses.   During the fourth quarter of 2006, in an effort to improve future operating performance, we commenced implementation of a facilities consolidation and restructuring program designed to reduce our overall expense structure (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”). The planned actions included the termination of a co-location data center lease, marketing of the current office facilities for sub-lease, and marketing non-core businesses for sale. We recorded $5.7 million of restructuring charges in 2006, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated amortization of leasehold improvements in our current office facilities that we are attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

Non-operating income (expense)

        Interest income, interest expense and other income (expense).   Interest income is derived from the investment of our excess cash in short-term investments and marketable securities. In 2005, we incurred a large expense related to the valuation of the conditional coupon of our foreign bonds. Consequentially, interest income increased from $161,000 negative interest income related to a decrease in the valuation of the conditional coupon of our foreign bonds in 2005, to a positive $3.6 million of interest income for the year ended December 31, 2006, including a $1.9 million gain recognized in 2006 as a result of selling the foreign bonds.

        Interest expense is largely related to our convertible notes, capital leases and our credit lines. Interest expense decreased slightly from $5.6 million during the year ended December 31, 2005 to $4.8 million during the same period in 2006. The decrease in interest expense was related to the reduction of convertible notes outstanding related to the retirement of $43.0 million of Senior Notes in June and November of 2005 (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 12—“3.75% Convertible Senior Notes”).

        Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Foreign Notes were considered to be derivative financial instruments and were marked to market quarterly. Any unrealized gain or loss related to the changes in value of the conditional coupon was recorded in the income statement as a component of interest income or expense. Any unrealized gain or loss related to the changes in the value of the Notes was recorded as a component of other comprehensive income (loss). On April 26, 2006, we sold the Foreign Notes for $49.5 million, resulting in the gain on the bond instrument of $1.9 million (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 6—“Marketable Securities”).

        Other income for the year ended December 31, 2005 related primarily to the retirement of $43.0 million of Senior Notes for $35.7 million, which resulted in a recognized gain of $6.2 million.

Discontinued operations

        As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore were not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006, including a goodwill impairment charge of $4.5 million.

Income taxes

        Income taxes.    For the year ended December 31, 2005 and 2006, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2005 and 2006, we had net operating loss carry-forwards of approximately $58.2 million and $150.5 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

        The following table (in thousands, except per share data) illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosure for the years ended December 31, 2006 and 2007 are not presented because stock-based payments were accounted for under SFAS 123 (R)’s fair value method during these periods.

Year ended December 31, 2005 (Restated)
Net loss, as reported	$(25,212)
Add: Stock-based employee compensation, as reported	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,996)

Pro forma net loss	$(29,136)

Net loss per common share
Basic and diluted—as reported	$(1.30)
Basic and diluted—pro forma	$(1.50)

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

        Prior to the adoption of SFAS 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option (“EITF 00-15”). SFAS 123(R) supersedes EITF 00-15, amends SFAS 95, Statement of Cash Flows,  and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of the adoption of SFAS 123(R), we had fully reserved against any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

        On March 29, 2005, the SEC published SAB 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

        The application of SFAS 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

SFAS 123(R) Adjustments	Year ended December 31, 2006 (Restated)
Operating loss	$(4,120)
Net loss	$(4,120)
Net loss per common share—basic and diluted	$(0.20)

Quarterly Results of Operations

        The following tables set forth our restated unaudited quarterly results of operations for the eight most recent quarters for the period ended December 31, 2007, as well as such data expressed as a percentage of our total revenue for the periods presented. These amounts have been restated for errors described in Note 3 of the financial statements (see Item 15 of Part IV, “Financial Statements (Restated)” – Note 3 – “Restatement of Financial Statements”). See Item 15 of Part IV, “Financial Statements (Restated)” - Note 27 - “Quarterly Results of Operations” for a reconciliation from the previously report amounts. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K/A. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2006 (6) (Restated)	June 30, 2006 (6) (Restated)	Sept. 30, 2006 (6) (Restated)	Dec. 31, 2006 (6) (Restated)	Mar. 31, 2007 (6) (Restated)	June 30, 2007 (6) (Restated)	Sept. 30, 2007 (6) (Restated)	Dec. 31, 2007 (6) (Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$80,143	$69,363	$57,563	$94,440	$46,990	$43,658	$39,270	$67,170
Fulfillment partner revenue	99,640	90,354	100,667	187,967	115,166	105,513	120,789	227,346

Total revenue	179,783	159,717	158,230	282,407	162,156	149,171	160,059	294,516

Cost of goods sold
Direct	71,831	62,178	52,073	98,692	41,469	36,456	33,268	56,815
Fulfillment partner	85,013	76,037	84,565	159,944	96,077	86,523	99,425	191,319

Total cost of goods sold	156,844	138,215	136,638	258,636	137,546	122,979	132,693	248,134

Gross profit	22,939	21,502	21,592	23,771	24,610	26,192	27,366	46,382

Operating expenses:
Sales and marketing	12,659	11,911	17,282	29,045	11,284	7,962	8,835	27,377
Technology	13,424	14,897	16,157	20,680	14,973	15,237	14,576	14,667
General and administrative	11,850	11,050	11,078	12,859	10,689	10,429	9,724	11,134
Restructuring	—	—	—	5,674	6,089	6,194	—	—

Total operating expenses	37,933	37,858	44,517	68,258	43,035	39,822	33,135	53,178

Operating loss	(14,994)	(16,356)	(22,925)	(44,487)	(18,425)	(13,630)	(5,769)	(6,796)
Interest income, net	315	2,215	459	577	990	1,078	1,291	1,429
Interest expense	(1,267)	(1,275)	(1,096)	(1,127)	(1,029)	(1,027)	(1,029)	(1,103)
Other income (expense), net	—	(1)	(6)	88	—	—	(92)	—

Loss from continuing operations	(15,946)	(15,417)	(23,568)	(44,949)	(18,464)	(13,579)	(5,599)	(6,470)
Discontinued operations:
Loss from discontinued operations	(779)	(1,128)	(708)	(4,267)	(3,624)	(300)	—	—

Net loss	(16,725)	(16,545)	(24,276)	(49,216)	(22,088)	(13,879)	(5,599)	(6,470)
Deemed dividend related to redeemable common stock	(33)	(33)	(33)	—	—	—	—	—

Net loss attributable to common shares	$(16,758)	$(16,578)	$(24,309)	$(49,216)	$(22,088)	$(13,879)	$(5,599)	$(6.470)

Net loss per common share—basic and diluted

Loss from continuing operations	$(0.82)	$(0.76)	$(1.15)	$(2.12)	$(0.78)	$(0.57)	$(0.23)	$(0.27)

Loss from discontinued operations	$(0.04)	$(0.06)	$(0.03)	$(0.20)	$(0.15)	$(0.01)	$—	$—

Net loss per share—basic and diluted	$(0.86)	$(0.82)	$(1.18)	$(2.32)	$(0.93)	$(0.58)	$(0.23)	$(0.27)
Weighted average common shares outstanding—basic and diluted	19,385	20,159	20,600	21,163	23,594	23,689	23,726	23,807

	Three Months Ended
	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$200,900	$172,091	$170,590	$319,621	$170,362	$165,683	$177,226	$336,942
Number of orders(3)	1,856,000	1,568,000	1,529,000	3,061,000	1,481,000	1,288,000	1,457,000	2,973,000

Number of new B2C customers(4)	638,000	520,000	540,000	1,157,000	473,000	394,000	486,000	1,104,000

Average customer acquisition cost(5)	$19.49	$22.98	$31.22	$25.56	$24.58	$20.20	$18.17	$24.98

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

(6)

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2008.

	Three Months Ended
	Mar. 31, 2006 (Restated)	June 30, 2006 (Restated)	Sept. 30, 2006 (Restated)	Dec. 31, 2006 (Restated)	Mar. 31, 2007 (Restated)	June 30, 2007 (Restated)	Sept. 30, 2007 (Restated)	Dec. 31, 2007 (Restated)
	(as a percentage of total revenue)
Revenue
Direct revenue	44.6%	43.4%	36.4%	33.4%	29.0%	29.3%	24.5%	22.8%
Fulfillment partner revenue	55.4	56.6	63.6	66.6	71.0	70.7	75.5	77.2

Total revenue	100.0	100.0	100.0	100.00	100.00	100.0	100.0	100.0

Cost of goods sold
Direct	40.0	38.9	32.9	34.9	25.6	24.4	20.8	19.3
Fulfillment partner	47.3	47.6	53.4	56.6	59.2	58.0	62.1	65.0

Total cost of goods sold	87.2	86.5	86.4	91.6	84.8	82.4	82.9	84.3

Gross profit	12.8	13.5	13.6	8.4	15.2	17.6	17.1	15.7

Operating expenses:
Sales and marketing	7.0	7.5	10.9	10.3	7.0	5.3	5.5	9.3
Technology	7.5	9.3	10.2	7.3	9.2	10.2	9.1	5.0
General and administrative	6.6	6.9	7.0	4.6	6.6	7.0	6.1	3.8
Restructuring	—	—	—	2.0	3.7	4.2	—	—

Total operating expenses	21.1	23.7	28.1	24.2	26.5	26.7	20.7	18.1

Operating loss	(8.3)	(10.2)	(14.5)	(15.8)	(11.4)	(9.1)	(3.6)	(2.3)
Interest income	0.2	1.4	0.3	0.2	0.6	0.7	0.8	0.5
Interest expense	(0.7)	(0.8)	(0.7)	(0.4)	(0.6)	(0.7)	(0.6)	(0.4)
Other income (expense), net	—	—	—	—	—	—	(0.1)	—

Loss from continuing operations	(8.9)%	(9.7)%	(14.9)%	(15.9)%	(11.4)%	(9.1)%	(3.5)%	(2.2)%

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

        The primary operating use of cash and cash equivalents during the year ended December 31, 2007 was to fund our net losses of $48.0 million (which includes $50.4 million of loss from discontinued operations and other net non-cash activity), as well as changes in inventories, prepaid inventory, prepaid expenses, accrued liabilities, deferred revenue and other long-term liabilities of $1.8 million, $1.3 million, $99,000, $5.9 million, $255,000 and $193,000, respectively. This was offset by the cash provided from changes in accounts receivable, other long-term assets and accounts payable of $4.8 million, $471,000 and $11.8 million, respectively. For the year ended December 31, 2006, the primary use of cash and cash equivalents was to fund our operations, including net losses of $106.8 million (which includes $43.3 million of loss from discontinued operations and other net non-cash activity), as well as changes in accounts receivables, accounts payables and accrued liabilities of $1.5 million, $35.4 million and $11.6 million, respectively. This was offset by the cash provided from changes in inventory, prepaid inventory, prepaid expenses, other long-term assets and deferred revenue of $67.9 million, $7.4 million, $1.0 million, $496,000 and $3.4 million, respectively.

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

        During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges. (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

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

        In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007. (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

        We lease 561,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012. We have also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 15 of Part IV, “Financial Statements (Restated)”—Note 4—“Restructuring Expense”).

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K/A and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES (RESTATED)

Restatement

As discussed elsewhere in this Form 10-K/A and in Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Amendment, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31,2007, 2006, 2005, 2004 and 2003; and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006.  The determination to restate this previously issued financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits.  Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.

Evaluation of Disclosure Controls and Procedures

In our Annual Report on Form 10-K (“Original Filing”) for the year ended December 31, 2007, filed on March 17, 2008, management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed above, management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that the control deficiency discussed above constituted a material weakness in our system of internal control over financial reporting as of such date, which has caused us to amend our Original Filing for the year ended December 31, 2007 in order to restate our Consolidated Financial Statements as described above.

As a result of the material weakness in our internal control over financial reporting described above, management, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), has now concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

The Company’s management nevertheless has concluded, after completion of procedures to reconcile customer refunds and credits to third party statements to determine the completeness and accuracy of such amounts as components of returns expense, accounts receivable and deferred revenue, and after completion of procedures to reconcile all gift cards issued to customers with underlying supporting data in order to determine the completeness and accuracy of such amounts as a component of revenue and deferred revenue, that the consolidated financial statements included in this Annual Report on Form 10-K/A are fairly stated, in accordance with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting (Restated)

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  As of December 31, 2007, the Company did not maintain effective controls over its accounting for customer refunds and credits and gift cards issued to customers.  Specifically, the Company’s controls were not designed or operating effectively to ensure that customer refunds and credits and gift cards issued to customers were completely and accurately recorded as a component of revenue, returns expense, accounts receivable and deferred revenue in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the Company’s annual consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 and the quarterly consolidated financial statements therein, as well as the selected financial data as of December 31, 2007, 2006, 2005 and 2004 and for the years ended December 31, 2004, 2005, 2006 and 2007.  This control deficiency could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

In the Company’s original filing of the 2007 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.  However in connection with the restatement discussed in Note 3 to the consolidated financial statements, management has subsequently determined that the material weakness described above existed as of December 31, 2007.  As a result of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria set forth in  Internal Control — Integrated Framework  issued by the COSO.  Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Steps to Address Material Weakness

Management of the Company is implementing several processes to remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures including:

•                  Employee training on effectively reconciling customer refunds and credits and customer gift cards to a sufficient level of precision.

•                  Regular reconciliation of credits and accounts receivable balance to third party statements.

•                  Review and approval of these reconciliations by a person knowledgeable with the way transactions in these accounts are processed.

•                  Controls to ensure changes to peripheral systems are evaluated on how they will impact data transferred to the ERP system.

•                  Regular reconciliation of gift cards issued to customers as reported in the ERP system to amounts reported in peripheral systems.

•                  Supplemental controls over changes made to our information systems.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

/s/Patrick M. Byrne	/s/ David K. Chidester
Patrick M. Byrne	David K. Chidester
CEO (principal executive officer)	Senior Vice President, Finance (principal financial officer)
November 7, 2008	November 7, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth herein, the information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2008 annual meeting of stockholders.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

OVERSTOCK.COM, INC.

By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne
Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne, Jonathan E. Johnson III and David K. Chidester, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer),	November 7, 2008
Patrick M. Byrne	Chairman of the Board

/s/ David K. Chidester	Senior Vice President, Finance (Principal Financial Officer and
David K. Chidester	Principal Accounting Officer)	November 7, 2008

/s/ Allison H. Abraham	Director	November 7, 2008
Allison H. Abraham

/s/ Barclay F. Corbus	Director	November 7, 2008
Barclay F. Corbus

/s/ Joseph J. Tabacco, Jr.	Director	November 7, 2008
Joseph J. Tabacco, Jr.

/s/ James V. Joyce	Director	November 7, 2008
James V. Joyce

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007. However, management has subsequently determined that a material weakness in internal control over financial reporting related to accounting for customer refunds and credits and gift cards issued to customers existed as of that date.  Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for customer refunds and credits and gift cards issued to customers existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. As discussed in Note 1 to its financial statement schedule, the Company has restated its schedule as of December 31, 2007, 2006 and 2005.

As discussed in Note 18 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/PricewaterhouseCoopers LLP

Salt Lake City, Utah

March 17, 2008, except for the effect of the restatement discussed in Note 3 to the consolidated financial statements, Note 1 to the financial statement schedule and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, for which the date is November 7, 2008

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2006	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$126,965	$101,394
Marketable securities	—	46,000

Cash, cash equivalents and marketable securities	126,965	147,394
Accounts receivable, net	16,330	11,208
Note receivable (Note 26)	6,702	1,506
Inventories, net	23,870	25,643
Prepaid inventory	2,241	3,572
Prepaid expense	7,473	7,572
Current assets of held for sale subsidiary	4,718	—

Total current assets	188,299	196,895
Property and equipment, net	56,198	27,197
Goodwill	2,784	2,784
Other long-term assets, net	578	86
Notes receivable	—	4,181
Long-term assets of held for sale subsidiary	16,594	—

Total assets	$264,453	$231,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$58,412	$70,358
Accrued liabilities	38,434	37,155
Deferred revenue	23,220	22,965
Capital lease obligations, current	5,074	3,796
Current liabilities of held for sale subsidiary	3,684	—

Total current liabilities	128,824	134,274
Capital lease obligations, non-current	3,983	—
Other long-term liabilities	—	3,034
Convertible senior notes	75,279	75,623

Total liabilities	208,086	212,931

Commitments and contingencies (Notes 11, 12 and 13)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2006 and 2007	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 and 25,423 shares issued as of December 31, 2006 and 2007, respectively	2	2
Additional paid-in capital	325,771	333,909
Accumulated deficit	(204,291)	(252,327)

Treasury stock, 1,654 and 1,605 shares at cost as of December 31, 2006 and 2007, respectively	(64,983)	(63,278)
Accumulated other loss	(132)	(94)

Total stockholders’ equity	56,367	18,212

Total liabilities and stockholders’ equity	$264,453	$231,143

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2005	2006	2007
	(Restated)	(Restated)	(Restated)
Revenue
Direct revenue	$323,136	$301,509	$197,088
Fulfillment partner revenue	471,839	478,628	568,814

Total revenue	794,975	780,137	765,902

Cost of goods sold
Direct(1)	280,647	284,774	168,008
Fulfillment partner	397,855	405,559	473,344

Total cost of goods sold	678,502	690,333	641,352

Gross profit	116,473	89,804	124,550

Operating expenses:
Sales and marketing(1)	77,155	70,897	55,458
Technology(1)	27,901	65,158	59,453
General and administrative(1)	33,043	46,837	41,976
Restructuring	—	5,674	12,283

Total operating expenses	138,099	188,566	169,170

Operating loss	(21,626)	(98,762)	(44,620)
Interest income (expense), net	(161)	3,566	4,788
Interest expense	(5,582)	(4,765)	(4,188)
Other income (expense), net	4,728	81	(92)

Loss from continuing operations	(22,641)	(99,880)	(44,112)
Discontinued operations (Note 5):
Loss from discontinued operations	(2,571)	(6,882)	(3,924)

Net loss	(25,212)	(106,762)	(48,036)
Deemed dividend related to redeemable common stock	(185)	(99)	—

Net loss attributable to common shares	$(25,397)	$(106,861)	$(48,036)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(1.17)	$(4.91)	$(1.86)

Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)

Net loss per common share—basic and diluted	$(1.30)	$(5.25)	$(2.03)

Weighted average common shares outstanding—basic and diluted	19,429	20,332	23,704

(1) Includes stock-based compensation from stock based awards as follows:

Cost of goods sold—direct	$6	$412	$460
Sales and marketing	4	301	336
Technology	11	684	764
General and administrative	51	2,723	2,962

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

 and Comprehensive Loss

 (in thousands)

	Common stock		Additional Paid-		Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	in capital	Accumulated Deficit	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2004 (as Reported)	19,390	$2	$241,830	$(71,726)	(35)	$(100)	$(195)	$169,811

Cumulative effect of restatement (1)	—	—	—	(307)	—	—	—	(307)
Balance at January 1, 2005 (Restated)	19,390	$2	$241,830	$(72,033)	(35)	$(100)	$(195)	$169,504
Exercise of stock options and warrants	1,167	—	7,315	—	—	—	—	7,315
Treasury stock issued to employees as compensation	—	—	414	—	10	29	—	443
Purchase of treasury stock	—	—	—	—	(665)	(24,133)	—	(24,133)
Purchased call options for purchase of treasury stock	—	—	(47,507)	—	—	—	—	(47,507)
Settlement of purchased call options in exchange for cash	—	—	7,937	—	—	—	—	7,937
Settlement of purchased call options in exchange for treasury stock	—	—	41,121	—	(997)	(41,121)	—	—
Amortization of stock-based compensation	—	—	72	—	—	—	—	72
Stock-based compensation to consultants in exchange for services	—	—	(389)	—	—	—	—	(389)
Deemed dividend related to redeemable common stock	—	—	—	(185)	—	—	—	(185)
Lapse of rescission rights on redeemable common stock	14	—	146	—	—	—	—	146
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(25,212)	—	—	—	(25,212)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(54)	(54)
Unrealized gain on foreign notes	—	—	—	—	—	—	1,125	1,125
Cumulative translation adjustment	—	—	—	—	—	—	86	86

Total comprehensive loss (Restated)								(24,055)

Balance at December 31, 2005 (Restated)	20,571	2	250,939	(97,430)	(1,687)	(65,325)	962	89,148
Issuance of common stock in offerings	3,776	—	64,406	—	—	—	—	64,406
Exercise of stock options	276	—	2,534	—	—	—	—	2,534
Treasury stock issued to employees as compensation	—	—	445	—	33	342	—	787

Stock-based compensation from employee options	—	—	4,120	—	—	—	—	4,120
Stock-based compensation to consultants in exchange for services	—	—	23	—	—	—	—	23
Deemed dividend related to redeemable common stock	—	—	—	(99)	—	—	—	(99)
Lapse of rescission rights on redeemable common stock	446	—	3,304	—	—	—	—	3,304
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(106,762)	—	—	—	(106,762)

Unrealized (loss) on marketable securities	—	—	—	—	—	—	(1,128)	(1,128)
Cumulative translation adjustment	—	—	—	—	—	—	34	34

Total comprehensive loss (Restated)								(107,856)

Balance at December 31, 2006 (Restated)	25,069	2	325,771	(204,291)	(1,654)	(64,983)	(132)	56,367
Exercise of stock options	354	—	3,230	—	—	—	—	3,230
Treasury stock issued for 401(k) matching contribution	—	—	(391)	—	26	885	—	494
Treasury stock issued for prior-year 401(k) discretionary contribution	—	—	(412)	—	23	820	—	408

Stock-based compensation from employee options	—	—	4,522	—	—	—	—	4,522
Stock-based compensation to consultants in exchange for services	—	—	189	—	—	—	—	189
Stock-based compensation related to performance shares	—	—	1,000	—	—	—	—	1,000
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(48,036)	—	—	—	(48,036)

Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss (Restated)								(47,998)

Balance at December 31, 2007 (Restated)	25,423	$2	$333,909	$(252,327)	(1,605)	$(63,278)	$(94)	$18,212

(1) See “Note 3 – Restatement of Financial Statements.”

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2005 (Restated)	2006 (Restated)	2007 (Restated)
Cash flows from operating activities of continuing operations:
Net loss	$(25,212)	$(106,762)	$(48,036)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	2,571	6,882	3,924
Depreciation and amortization	14,111	32,327	29,495
Realized loss (gain) on marketable securities	3,351	(2,085)	—
Loss on disposition of property and equipment	1,457	599	1
Stock-based compensation	72	4,120	4,522
Stock-based compensation to consultants for services	(389)	23	189
Stock-based compensation—performance shares	—	—	(550)
Issuance of common stock from treasury for 401(k) matching contribution	443	787	494
Amortization of debt discount and deferred financing fees	620	417	344
Gain from retirement of convertible senior notes	(6,158)	—	—
Asset impairment and depreciation (restructuring)	—	791	2,169
Restructuring charges	—	4,883	10,114
Notes receivable accretion	—	—	(272)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(8,755)	(1,470)	4,822
Inventories, net	(48,245)	67,879	(1,773)
Prepaid inventory	2,689	7,388	(1,331)
Prepaid expenses	(5,022)	1,004	(99)
Other long-term assets	(2,151)	496	471
Accounts payable	33,009	(35,400)	11,849
Accrued liabilities	22,364	(11,573)	(5,908)
Deferred revenue	9,182	3,401	(255)
Other long-term liabilities	—	—	(193)

Net cash provided by (used in) operating activities of continuing operations	(6,063)	(26,293)	9,977

Cash flows from investing activities of continuing operations:
Change in restricted cash	1,349	253	—
Purchases of marketable securities	(185,543)	—	(75,217)
Sales of marketable securities	216,265	56,756	29,258
Expenditures for property and equipment	(44,642)	(23,441)	(2,643)
Acquisition of Ski West	(25,111)	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	9,892
Collection of note receivable	—	—	5,196
Proceeds from the sale of property and equipment	—	1	—
Other investments	—	(100)	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	(102)	—

Net cash provided by (used in) investing activities of continuing operations	(37,682)	33,367	(33,514)

Cash flows from financing activities of continuing operatons:
Payments on capital lease obligations	(7,086)	(2,957)	(5,261)
Drawdown on line of credit	11,868	86,681	2,423
Payments on line of credit	(11,868)	(86,681)	(2,423)
Payments to retire convertible senior notes	(35,670)	—	—
Issuance of common stock in offerings, net of issuance costs	—	64,406	—
Purchase of treasury stock	(24,133)	—	—
Purchased call options for purchase of treasury stock	(47,507)	—	—
Settlement of call options for cash	7,937	—	—
Exercise of stock options and warrants	7,315	2,534	3,230

Net cash provided by (used in) financing activities of continuing operations	(99,144)	63,983	(2,031)

Effect of exchange rate changes on cash	86	34	(3)
Cash (used in) provided by operating activies of discontinued operations	(45)	1,581	(204)
Cash (used in) provided by investing activities of discontinued operations	(98)	(566)	(53)

Net increase (decrease) in cash and cash equivalents	(142,946)	72,106	(25,828)
Less change in cash and cash equivalents from discontinued operations	143	(1,016)	257
Cash and cash equivalents, beginning of year	198,678	55,875	126,965

Cash and cash equivalents from continuing operations, end of year	$55,875	$126,965	$101,394

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

        The Company has organized its operations into two principle segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see “Note 24—Business Segments”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company’s OTravel subsidiary through April 25, 2007 (see “Note 5—Acquisition and Subsequent Discontinued Operations”). The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

        The Company classifies all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase as cash equivalents.

Marketable Securities

        Marketable securities consist of funds deposited into capital management accounts at two financial institutions. The Company generally invests excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds, including municipal, government and corporate bonds and money market securities which are classified as cash or cash equivalents, or available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

        The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of our investments. At December 31, 2006 and 2007, gross unrealized gains on marketable securities were zero and $41,000, respectively, and were determined to be temporary based on the Company’s assessment of the qualitative and quantitative factors discussed above.

Fair value of financial instruments

        The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The estimated fair value of the Company’s 3.75% Convertible Senior Notes at December 31, 2006 and 2007 was $56.3 million and $60.0 million, respectively.

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

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2006 and 2007, two banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Leases

        The Company accounts for its lease agreements pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of its lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives it receives are treated as a reduction of our costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Asset Retirement Obligation

        In accordance with the Financial Accounting Standards Board (“FASB”) SFAS No. 143,Accounting for Asset Retirement Obligations, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

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

        In accordance with SFAS No. 142,Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The Company evaluated its goodwill during 2007 and determined that no impairment charge should be recorded.

        In conjunction with the discontinuance of the Company’s travel subsidiary (“OTravel”), the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144, Accounting for the Impairment of Long-Lived Assets (“SFAS 144”), and determined that goodwill of approximately $4.5 million and $3.8 million was impaired in 2006 and 2007, respectively (see “Note 5—Acquisition and Subsequent Discontinued Operations”).

Revenue recognition

        The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars listing business. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see “Note 24—Business Segments).

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

        Reserve for returns.    Total revenue is recorded net of estimated returns. For products other than computers, electronics and mattresses the returns policy provides for a full refund of the cost of the merchandise and all shipping charges if the item shipped is returned unopened within 30 days of delivery. If the item is returned after 30 days of delivery, is opened or shows signs of wear, the transaction may only be eligible for a partial refund. For items shipped from the Computers and Electronics department, returns must be initiated within 20 days of the purchase date and must be received in the original condition within 30 days of purchase. Computer and Electronics items returned opened or received at the Company’s warehouse after 30 days may only qualify for up to a 70 percent refund. Damaged or defective mattresses qualify for a full refund only if the items are refused at the time of delivery.

        The Company maintains a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $4.6 million and $6.9 million at December 31, 2006 and 2007, respectively.

        Allowance for doubtful accounts.    From time to time, the Company grants credit to certain of our business customers on normal credit terms (typically 30 days). The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectibility of all accounts receivable.

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

	Years ended December 31,
	(in thousands)
	2005		2006		2007
	(Restated)		(Restated)		(Restated)
Total revenue	$794,975	100%	$780,137	100%	$765,902	100%

Cost of goods sold
Product costs and other cost of goods sold	618,571	78%	629,477	81%	594,276	78%
Fulfillment costs	59,931	7%	60,856	7%	47,076	6%

Total cost of goods sold	678,502	85%	690,333	88%	641,352	84%

Gross profit	$116,473	15%	$89,804	12%	$124,550	16%

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

Stock-based Compensation

        As of January 1, 2006, the Company adopted SFAS 123(R) Share-based Payment (“SFAS 123(R)”), which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see “Note 18—Stock Based Awards” and “Note 19—Performance Share Plan”).

Restructuring

        Restructuring expenses are primarily comprised of lease termination costs and the costs incurred for returning leased facilities back to their original condition in anticipation of subleasing current office space. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see “Note 4—Restructuring Expense”).

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

        SFAS 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. At December 31, 2006 and 2007, the Company has established a full valuation allowance against its deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Derivative instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair value of derivatives not designated as hedges are recorded in the statement of operations. As of December 31, 2006 and 2007, the Company had not designated any derivative instruments as hedges.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Years ended December 31,
	2005	2006	2007
	(Restated)	(Restated)	(Restated)
Loss from continuing operations	$(22,641)	$(99,880)	$(44,112)
Deemed dividend related to redeemable common stock	(185)	(99)	—

Loss from continuing operations attributable to common shares	(22,826)	(99,979)	(44,112)
Loss from discontinued operations	(2,571)	(6,882)	(3,924)

Net loss attributable to common shares	$(25,397)	$(106,861)	$(48,036)

Weighted average common shares outstanding—basic	19,429	20,332	23,704
Effective of dilutive securities:
Stock options and warrants	—	—	—
Convertible senior notes	—	—	—
Shares under the Performance Share Plan	—	—	—

Weighted average common shares outstanding—diluted	19,429	20,332	23,704

Net loss per common share—basic and diluted:
Loss from continuing operations	$(1.17)	$(4.91)	$(1.86)

Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)

Net loss per common share—basic and diluted	$(1.30)	$(5.25)	$(2.03)

        The stock options, warrants, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares of stock options outstanding at each year-end was 1.3 million shares, 1.0 million shares and 1.2 million shares for 2005, 2006 and 2007, respectively. As of December 31, 2007, the Company had $77.0 million of convertible senior notes outstanding (see “Note 12 - 3.75% Convertible Senior Notes”), which could potentially convert into 1.0 million shares of common stock in the aggregate. As of December 31, 2007, up to 376,000 shares could potentially be issued in relation to the Performance Share Plan based on growth in economic value as defined in the plan (see “Note 19—Performance Share Plan”).

Recent accounting pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB recently decided to postpone the effective date of SFAS 157 for other non-financial assets and liabilities for one year. SFAS 157 is effective for the Company as of January 1, 2008 for financial items and January 1, 2009 for other non-financial items. The Company anticipates that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115  (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s fiscal year beginning January 1, 2008. The Company anticipates that the adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS 141(R) or SFAS 160.

        In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB 110”). According to SAB 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, Share Based Payment, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS 123(R), beyond December 31, 2007. The Company will adopt SAB 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period’s presentation. The effect of these reclassifications had no impact on net income, total assets, total liabilities, or stockholders’ equity.

3. RESTATEMENT OF FINANCIAL STATEMENTS

Overstock.com, Inc. (the “Company”) is restating its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.

The Company’s decision to restate the aforementioned financial statements was made as a result of management’s identification of errors related to the accounting for customer refunds and credits. On October 20, 2008, management, including the CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), concluded, and the Board of Directors agreed with management’s conclusions that certain refunds and credits issued to customers were not completely and accurately recorded in the consolidated financial statements.

Management subsequently determined, and the Board of Directors adopted management’s conclusion, that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers and that gift cards issued to customers were not completely and accurately recorded in the consolidated financial statements.

These errors impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations for the years ended December 31, 2007, 2006 and 2005 and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of December 31, 2007 and 2006.  The amounts of these errors were determined to be material to the consolidated financial statements.

The effect of these error corrections on the Consolidated Results of Operations for the years ended December 31, 2007 and 2006 is to increase the net loss by $4.4 million (including reducing $1.7 million of direct revenue and $5.1 million of fulfillment partner revenue and reducing $246,000 of direct cost of goods sold and $2.2 million of fulfillment partner cost of goods sold) and $5.8 million (including reducing $3.7 million of direct revenue and $5.7 million of fulfillment partner revenue and increasing $1.0 million of direct cost of goods sold and $2.6 million of fulfillment partner cost of goods sold), respectively and for the year ended December 31, 2005 is to decrease the net loss by $440,000 (including increasing $26,000 of direct revenue and $80,000 of fulfillment  partner revenue and decreasing $225,000 of direct cost of goods sold and increasing $109,000 of interest income). The cumulative effect of these errors at December 31, 2004 has been recorded as a $1.1 million adjustment to increase the beginning balance of retained earnings as of January 1, 2005.

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  In the fourth quarter of 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. As the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its consolidated financial statements for the years ended December 31, 2007, 2006, and 2005. The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

The effect of this error correction related to product delivery date on the Consolidated Results of Operations for the years ended December 31, 2007 and 2006 is to decrease the net loss by $1.4 million (including recognizing $3.2 million of direct revenue and $9.4 million of fulfillment partner revenue and recognizing a corresponding $3.9 million of direct cost of goods sold and $7.3 million of fulfillment partner cost of goods sold) and $764,000 (including recognizing $2.0 million of direct revenue and deferring $607,000 of fulfillment partner revenue and recognizing $847,000 of direct cost of goods sold and deferring $199,000 of fulfillment partner cost of goods sold), respectively and increase the net loss for the year ended December 31, 2005 by $734,000 (including deferring $1.8 million of direct revenue and $2.7 million of fulfillment partner revenue and deferring $1.5 million of direct cost of goods sold and $2.2 million of fulfillment partner cost of goods sold). The cumulative effect of this error at December 31, 2004 has been recorded as a $1.4 million adjustment to reduce the beginning balance of retained earnings as of January 1, 2005.

The restated consolidated statements of operations and balance sheets have been restated as follows:

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$195,622	1,466	$197,088
Fulfillment partner	564,539	4,275	568,814

Total revenue	760,161	5,741	765,902

Cost of goods sold
Direct	164,368	3,640	168,008
Fulfillment partner	468,222	5,122	473,344

Total cost of goods sold	632,590	8,762	641,352

Gross profit	127,571	(3,021)	124,550

Operating expenses:
Sales and marketing	55,458	—	55,458
Technology	59,453	—	59,453
General and administrative	41,976	—	41,976
Restructuring	12,283	—	12,283

Total operating expenses	169,170	—	169,170

Operating loss	(41,599)	(3,021)	(44,620)

Interest income	4,788	—	4,788
Interest expense	(4,188)	—	(4,188)
Other income, net	(92)	—	(92)

Loss from continuing operations	(41,091)	(3,021)	(44,112)
Loss from discontinued operations	(3,924)	—	(3,924)
Net loss	(45,015)	(3,021)	(48,036)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(45,015)	$(3,021)	$(48,036)

Net loss per common share — basic and diluted
Loss from continuing operations	$(1.73)	$(0.13)	$(1.86)
Loss from discontinued operations	$(0.17)	$—	$(0.17)
Net loss per common share – basic and diluted	$(1.90)	$(0.13)	$(2.03)

Weighted average common shares outstanding — basic and diluted	23,704		23,704

	Year Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$303,202	(1,693)	$301,509
Fulfillment partner	484,948	(6,320)	478,628

Total revenue	788,150	(8,013)	780,137

Cost of goods sold
Direct	284,943	(169)	284,774
Fulfillment partner	408,407	(2,848)	405,559

Total cost of goods sold	693,350	(3,017)	690,333

Gross profit	94,800	(4,996)	89,804

Operating expenses:
Sales and marketing	70,897	—	70,897
Technology	65,158	—	65,158
General and administrative	46,837	—	46,837
Restructuring	5,674	—	5,674

Total operating expenses	188,566	—	188,566

Operating loss	(93,766)	(4,996)	(98,762)

Interest income	3,566	—	3,566
Interest expense	(4,765)	—	(4,765)
Other income, net	81	—	81

Loss from continuing operations	(94,884)	(4,996)	(99,880)
Loss from discontinued operations	(6,882)	—	(6,882)
Net loss	(101,766)	(4,996)	(106,762)
Deemed dividend related to redeemable common shares	(99)	—	(99)

Net loss attributable to common shares	$(101,865)	$(4,996)	$(106,861)

Net loss per common share — basic and diluted
Loss from continuing operations	$(4.67)	$(0.25)	$(4.92)
Loss from discontinued operations	$(0.34)	$—	$(0.34)
Net loss per common share – basic and diluted	$(5.01)	$(0.25)	$(5.26)

Weighted average common shares outstanding — basic and diluted	20,332		20,332

	Year Ended December 31, 2005
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$324,875	(1,739)	$323,136
Fulfillment partner	474,441	(2,602)	471,839

Total revenue	799,316	(4,341)	794,975

Cost of goods sold
Direct	282,383	(1,736)	280,647
Fulfillment partner	400,057	(2,202)	397,855

Total cost of goods sold	682,440	(3,938)	678,502

Gross profit	116,876	(403)	116,473

Operating expenses:
Sales and marketing	77,155	—	77,155
Technology	27,901	—	27,901
General and administrative	33,043	—	33,043
Restructuring	—	—	—

Total operating expenses	138,099	—	138,099

Operating loss	(21,223)	(403)	(21,626)

Interest income	(270)	109	(161)
Interest expense	(5,582)	—	(5,582)
Other income, net	4,728	—	4,728

Loss from continuing operations	(22,347)	(294)	(22,641)
Loss from discontinued operations	(2,571)	—	(2,571)
Net loss	(24,918)	(294)	(25,212)
Deemed dividend related to redeemable common shares	(185)	—	(185)

Net loss attributable to common shares	$(25,103)	$(294)	$(25,397)

Net loss per common share — basic and diluted
Loss from continuing operations	$(1.16)	$(0.01)	$(1.17)
Loss from discontinued operations	$(0.13)	$—	$(0.13)
Net loss per common share – basic and diluted	$(1.29)	$(0.01)	$(1.30)

Weighted average common shares outstanding — basic and diluted	19,429		19,429

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$101,394	$—	$101,394
Marketable securities	46,000	—	46,000
Cash, cash equivalents and marketable securities	147,394	—	147,394
Accounts receivable, net	12,304	(1,096)	11,208
Note receivable	1,506	—	1,506
Inventories, net	25,933	(290)	25,643
Prepaid inventory	3,572	—	3,572
Prepaid expenses	7,572	—	7,572

Total current assets	198,281	(1,386)	196,895

Property and equipment, net	27,197	—	27,197
Goodwill	2,784	—	2,784
Other long-term assets, net	86	—	86
Notes receivable	4,181	—	4,181

Total assets	232,529	$(1,386)	$231,143

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$(290)	$70,358
Accrued liabilities	35,241	1,914	37,155
Deferred revenue	17,357	5,608	22,965
Capital lease obligations, current	3,796	—	3,796

Total current liabilities	127,042	7,232	134,274
Other long-term liabilities	3,034	—	3,034
Convertible senior notes	75,623	—	75,623

Total liabilities	205,699	7,232	212,931

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007	2	—	2
Additional paid-in capital	333,909	—	333,909
Accumulated deficit	(243,709)	(8,618)	(252,327)
Treasury stock, 1,605 shares at cost as of December 31, 2004	(63,278)	—	(63,278)
Accumulated other comprehensive loss	(94)	—	(94)

Total stockholders’ equity	26,830	(8,618)	18,212

Total liabilities, redeemable securities and stockholders’ equity	$232,529	$(1,386)	$231,143

	As of December 31, 2006
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$126,965	$—	$126,965
Marketable securities	—	—	—
Cash, cash equivalents and marketable securities	126,965	—	126,965
Accounts receivable, net	11,638	4,692	16,330
Note receivable	6,702	—	6,702
Inventories, net	20,274	3,596	23,870
Prepaid inventory	2,241	—	2,241
Prepaid expenses	7,473	—	7,473
Current asset of held for sale subsidiary	4,718	—	4,718

Total current assets	180,011	8,288	188,299

Property and equipment, net	56,198	—	56,198
Goodwill	2,784	—	2,784
Other long-term assets, net	578	—	578
Long-term assets of held for sale subsidiary	16,594	—	16,594

Total assets		$8,288	$264,453

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,039	(7,622)	$58,412
Accrued liabilities	37,492	942	38,434
Deferred revenue	2,650	20,570	23,220
Capital lease obligations, current	5,074	—	5,074
Current liabilities of held for sale subsidiary	3,684	—	3,684

Total current liabilities	114,939	13,885	128,824
Capital lease obligations, non-current	3,983	—	3,983
Convertible senior notes	75,279	—	75,279

Total liabilities	194,201	13,885	208,086

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2005	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,069 shares issued as of December 31, 2005	2	—	2
Additional paid-in capital	325,771	—	325,771
Accumulated deficit	(198,694)	(5,597)	(204,291)
Treasury stock, 1,654 shares at cost as of December 31, 2005	(64,983)	—	(64,983)
Accumulated other comprehensive loss	(132)	—	(132)

Total stockholders’ equity	61,964	(5,597)	56,367

Total liabilities, redeemable securities and stockholders’ equity	$256,165	$8,288	$264,453

Overstock.com, Inc.

Consolidated Statements of Cash Flows

 (in thousands)

	Year ended December 31, 2005
	As Previously Reported	Adjustments	As Reported
Cash flows from operating activities of continuing operations:
Net loss	$(24,918)	$(294)	$(25,212)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	2,571	—	2,571
Depreciation and amortization	14,111	—	14,111
Realized loss (gain) on marketable securities	3,351	—	3,351
Loss on disposition of property and equipment	1,457	—	1,457
Stock-based compensation	72	—	72
Stock-based compensation to consultants for services	(389)	—	(389)
Stock-based compensation—performance shares	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	443	—	443
Amortization of debt discount and deferred financing fees	620	—	620
Gain from retirement of convertible senior notes	(6,158)	—	(6,158)
Asset impairment and depreciation (restructuring)	—	—	—
Restructuring charges	—	—	—
Notes receivable accretion	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(4,306)	(4,449)	(8,755)
Inventories, net	(46,711)	(1,534)	(48,245)
Prepaid inventory	2,689	—	2,689
Prepaid expenses	(5,022)	—	(5,022)
Other long-term assets	(2,151)	—	(2,151)
Accounts payable	35,210	(2,201)	33,009
Accrued liabilities	22,131	233	22,364
Deferred revenue	937	8,245	9,182
Other long-term liabilities	—	—	—

Net cash provided by (used in) operating activities of continuing operations	(6,063)	—	(6,063)

Cash flows from investing activities of continuing operations:
Change in restricted cash	1,349	—	1,349
Purchases of marketable securities	(185,543)	—	(185,543)
Sales of marketable securities	216,265	—	216,265
Expenditures for property and equipment	(44,642)	—	(44,642)
Acquisition of Ski West	(25,111)	—	(25,111)
Proceeds from the sale of OTravel, net of cash transferred	—	—	—
Collection of note receivable	—	—	—
Proceeds from the sale of property and equipment	—	—	—
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash provided by (used in) investing activities of continuing operations	(37,682)	—	(37,682)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(7,086)	—	(7,086)
Drawdown on line of credit	11,868	—	11,868
Payments on line of credit	(11,868)	—	(11,868)
Payments to retire convertible senior notes	(35,670)	—	(35,670)
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	(24,133)	—	(24,133)
Purchased call options for purchase of treasury stock	(47,507)	—	(47,507)
Settlement of call options for cash	7,937	—	7,937
Exercise of stock options and warrants	7,315	—	7,315

Net cash provided by (used in) financing activities of continuing operations	(99,144)	—	(99,144)

Effect of exchange rate changes on cash	86	—	86
Cash (used in) provided by operating activities of discontinued operations	(45)	—	(45)
Cash (used in) provided by investing activities of discontinued operations	(98)	—	(98)

Net increase (decrease) in cash and cash equivalents	(142,946)	—	(142,946)
Less change in cash and cash equivalents from discontinued operations	143	—	143
Cash and cash equivalents, beginning of year	198,678	—	198,678

Cash and cash equivalents from continuing operations, end of year	$55,875	—	$55,875

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2006
	As Previously Reported	Adjustments	As Reported
Cash flows from operating activities of continuing operations:
Net loss	$(101,766)	$(4,996)	$(106,762)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	6,882	—	6,882
Depreciation and amortization	32,327	—	32,327
Realized loss (gain) on marketable securities	(2,085)	—	(2,085)
Loss on disposition of property and equipment	599	—	599
Stock-based compensation	4,120	—	4,120
Stock-based compensation to consultants for services	23	—	23
Stock-based compensation—performance shares	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	787	—	787
Amortization of debt discount and deferred financing fees	417	—	417
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	791	—	791
Restructuring charges	4,883	—	4,883
Notes receivable accretion	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(2,052)	582	(1,470)
Inventories, net	67,009	870	67,879
Prepaid inventory	7,388	—	7,388
Prepaid expenses	1,004	—	1,004
Other long-term assets	496	—	496
Accounts payable	(35,200)	(200)	(35,400)
Accrued liabilities	(12,633)	1,060	(11,573)
Deferred revenue	717	2,684	3,401
Other long-term liabilities	—	—	—

Net cash provided by (used in) operating activities of continuing operations	(26,293)	—	(26,293)

Cash flows from investing activities of continuing operations:
Change in restricted cash	253	—	253
Purchases of marketable securities	—	—	—
Sales of marketable securities	56,756	—	56,756
Expenditures for property and equipment	(23,441)	—	(23,441)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—
Collection of note receivable	—	—	—
Proceeds from the sale of property and equipment	1	—	1
Other investments	(100)	—	(100)
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	(102)

Net cash provided by (used in) investing activities of continuing operations	33,367	—	33,367

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(2,957)	—	(2,957)
Drawdown on line of credit	86,681	—	86,681
Payments on line of credit	(86,681)	—	(86,681)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	64,406	—	64,406
Purchase of treasury stock	—	—	—
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—	—	—
Exercise of stock options and warrants	2,534	—	2,534

Net cash provided by (used in) financing activities of continuing operations	63,982	—	63,982

Effect of exchange rate changes on cash	34	—	34
Cash (used in) provided by operating activities of discontinued operations	1,582	—	1,582
Cash (used in) provided by investing activities of discontinued operations	(566)	—	(566)

Net increase (decrease) in cash and cash equivalents	72,106	—	72,106
Less change in cash and cash equivalents from discontinued operations	(1,016)	—	(1,016)
Cash and cash equivalents, beginning of year	55,875	—	55,875

Cash and cash equivalents from continuing operations, end of year	$126,965	—	$126,965

Overstock.com, Inc.

Consolidated Statements of Cash Flows

 (in thousands)

	Year ended December 31, 2007
	As Previously Reported	Adjustments	As Reported
Cash flows from operating activities of continuing operations:
Net loss	$(45,015)	$(3,021)	$(48,036)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	3,924	—	3,924
Depreciation and amortization	29,495	—	29,495
Realized loss (gain) on marketable securities	—	—	—
Loss on disposition of property and equipment	1	—	1
Stock-based compensation	4,522	—	4,522
Stock-based compensation to consultants for services	189	—	189
Stock-based compensation—performance shares	(550)	—	(550)
Issuance of common stock from treasury for 401(k) matching contribution	494	—	494
Amortization of debt discount and deferred financing fees	344	—	344
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	2,169	—	2,169
Restructuring charges	10,114	—	10,114
Notes receivable accretion	(272)	—	(272)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(966)	5,788	4,822
Inventories, net	(5,659)	3,886	(1,773)
Prepaid inventory	(1,331)	—	(1,331)
Prepaid expenses	(99)	—	(99)
Other long-term assets	471	—	471
Accounts payable	4,512	7,337	11,849
Accrued liabilities	(6,880)	972	(5,908)
Deferred revenue	14,707	(14,962)	(255)
Other long-term liabilities	(193)	—	(193)

Net cash provided by (used in) operating activities of continuing operations	9,977	—	9,977

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	—
Purchases of marketable securities	(75,217)	—	(75,217)
Sales of marketable securities	29,258	—	29,258
Expenditures for property and equipment	(2,643)	—	(2,643)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	9,892	—	9,892
Collection of note receivable	5,196	—	5,196
Proceeds from the sale of property and equipment	—	—	—
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash provided by (used in) investing activities of continuing operations	(33,514)	—	(33,514)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,261)	—	(5,261)
Drawdown on line of credit	2,423	—	2,423
Payments on line of credit	(2,423)	—	(2,423)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	—	—	—
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—		—
Exercise of stock options and warrants	3,230	—	3,230

Net cash provided by (used in) financing activities of continuing operations	(2,031)	—	(2,031)

Effect of exchange rate changes on cash	(3)	—	(3)
Cash (used in) provided by operating activities of discontinued operations	(204)	—	(204)
Cash (used in) provided by investing activities of discontinued operations	(53)	—	(53)

Net increase (decrease) in cash and cash equivalents	(25,828)	—	(25,828)
Less change in cash and cash equivalents from discontinued operations	257	—	257
Cash and cash equivalents, beginning of year	126,965	—	126,965

Cash and cash equivalents from continuing operations, end of year	$101,394	—	$101,394

4. RESTRUCTURING EXPENSE

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

        During fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated depreciation of leasehold improvements in the Company’s current office facilities that the Company is attempting to sublease, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

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

        Ski West was an on-line travel company whose proprietary technology provided consumer access to a large, fragmented, hard-to-find inventory of lodging, vacation, cruise and transportation bargains. The travel offerings were primarily in popular ski areas in the U.S. and Canada. Effective upon the closing, Ski West became a wholly-owned subsidiary of the Company, integrated the Ski West travel offerings with the Company’s existing travel offerings and changed its name to OTravel.com, Inc (“OTravel”).

        During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel. The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144, Accounting for the Impairment of Long-lived Assets (“SFAS 144”), which requires that long-lived assets be classified as held for sale only when certain criteria are met. The Company classified the OTravel assets and liabilities as “held for sale” as it met these criteria as of December 31, 2006, which include: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and unlikelihood that significant changes will be made to the plan to the sell the assets. Results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

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

        The following table is a summary of the Company’s discontinued operations for the years ended December 31, 2005 and 2006, and the period ended April 25, 2007 (in thousands):

	Year ended December 31, 2005	Year ended December 31, 2006	Year-to-date period ended April 25, 2007
Sales	$4,506	$8,217	$2,226
Cost of sales	(832)	(1,848)	(650)

Gross profit	3,674	6,369	1,576
Sales and marketing	(2,500)	(1,888)	(447)
Technology	(242)	(481)	(60)
General and administrative	(3,503)	(6,422)	(1,152)
Goodwill impairment	—	(4,460)	(3,841)

Loss from discontinued operations	$(2,571)	$(6,882)	$(3,924)

        The held for sale assets and liabilities consisted of the following (in thousands):

December 31, 2006
Assets of held for sale subsidiary:
Cash	$1,365
Accounts receivable, net	3,267
Property and equipment, net	1,215
Goodwill and intangible assets, net	15,379
Other	86

Total assets of discontinued operations	$21,312

Liabilities of held for sale subsidiary:
Current liabilities:
Accounts payable	$2,947
Accrued liabilities	737

Total liabilities of discontinued operations	$3,684

6. MARKETABLE SECURITIES

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

        As of December 31, 2007, the Company’s marketable securities consisted of U.S. agency securities, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables. All marketable securities are classified as available-for-sale securities. The following table summarizes the Company’s marketable security investments as of December 31, 2007 (in thousands):

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

        The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see “Note 11—Borrowings”) are now collateralized by cash balances held at Wells Fargo Bank, National Association.

7. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2006 (Restated)	2007 (Restated)
Product inventory	$26,859	$24,293
Inventory in transit	3,596	3,112

	30,455	27,405
Less: reserve for obsolescence	(6,585)	(1,762)

	$23,870	$25,643

8. PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

	December 31,
	2006	2007
Computer hardware and software	$95,385	$95,652
Furniture and equipment	11,534	11,351
Leasehold improvements	2,169	—

	109,088	107,003
Less: accumulated depreciation and amortization	(52,890)	(79,806)

	$56,198	$27,197

        Depreciation and amortization of property and equipment totaled $14.0 million, $32.2 million, and $29.5 million for the years ended December 31, 2005, 2006 and 2007, respectively. The Company incurred additional depreciation and amortization expense related to decreases in useful lives of certain fixed assets and leasehold improvement in connection with the Company’s facilities consolidation. This additional depreciation expense was included in restructuring expense (see “Note 4—Restructuring Expense”).

        Property and equipment included assets under capital leases of $19.8 million at December 31, 2006 and 2007, and accumulated amortization related to assets under capital leases of $12.4 million and $19.1 million at December 31, 2006 and 2007, respectively.

9. OTHER LONG-TERM ASSETS

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

10. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2006 (Restated)	2007 (Restated)
Inventory received but not invoiced	$243	$2,165
Allowance for returns	4,557	6,941
Accrued payroll and other related costs	7,952	10,783
Accrued marketing expenses	10,835	6,997
Credit card processing fee accrual	818	669
Accrued freight	554	665
Accrued professional expenses	1,410	1,638
Accrued taxes	2,075	486
Lease termination costs	5,949	1,001
Other accrued expenses	4,041	5,810

	$38,434	$37,155

11. BORROWINGS

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

13. COMMITMENTS AND CONTINGENCIES

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

        During fiscal year 2007, the Company recorded an additional $6.2 million of restructuring costs related to its marketing for sub-lease office and data center space in its current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see “Note 4—Restructuring Expense”).

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

        In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, the Company incurred $3.7 million of related restructuring charges in 2007 (see Note 4—“Restructuring Expense”).

        The Company leases 561,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012. The Company has also temporarily leased an additional 251,000 square feet of warehouse space in Utah under operating leases for the seasonal increase in inventory during the fourth quarter of 2007.

Co-location data center

        In July 2005, the Company entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and the Company would commence to lease the space upon its completion for a term of ten years. In November 2006 however, the Company made the determination to consolidate its facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which the Company incurred a $4.6 million restructuring charge (see Note 4—“Restructuring Expense”).

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

        On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions with in the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2007, court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. The parties have begun discovery in this case. The Company intends to vigorously prosecute this action.

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

        On October 5, 2007 the Company was served as defendant in a case alleging violations of the Fair and Accurate Credit Transactions Act (the “Act”). The plaintiff alleged that, because the Company followed an industry practice of displaying to the customer on a confirmation page the expiration date of the customer’s credit card while the customer was online and logged into the customer’s own account, the Company has violated certain provisions of the Act which prohibit a merchant from printing the credit card expiration date on a receipt. Filed in the U.S. District Court, Southern District of Illinois, the case was styled as a class action lawsuit on behalf of the nominative plaintiff and all others similarly situated. On November 13, 2007, the Company moved to dismiss or stay the case or transfer venue. On December 27, 2007, the court dismissed the complaint without prejudice on the basis that the complaint should have been brought under the arbitration agreement between the plaintiff and the Company. Plaintiff has not appealed the dismissal, and the time for appeal has expired.

14. REDEEMABLE COMMON STOCK

        Redeemable common stock relates to warrants and securities that were subject to rescission. Sales of 858,000 shares of the common stock and the issuance of 185,000 warrants to certain individuals may not have fully complied with certain requirements under applicable State Blue Sky Laws. The offer and sale of these securities were not made pursuant to a registration statement and the Securities Act of 1933, nor were the offer and sale registered or qualified under any state securities laws. Although the Company believed at the time that such offers, sales and conversion were exempt from such registration or qualification, they may not have been exempt in several states. As a result, purchasers of the Company’s common stock in some states may have had the right under federal or state securities laws to rescind their purchases for an amount equal to the purchase price paid for the shares, plus interest from the date of purchase until the rescission offer expired, at the annual rate mandated by the state in which such shares were purchased. These interest rates ranged from 8% to 10% per annum. The rescission rights lapsed on various dates through September 2006.

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

        No amount has been classified outside of shareholders’ equity as of December 31, 2006 and 2007 as these rescission rights, if any, fully expired prior to the end of 2006, leaving no outstanding redeemable common stock as of December 31, 2006 and 2007.

15. STOCKHOLDERS’ EQUITY

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

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2007.

Warrants

        In 2000, the Company issued warrants to certain shareholders in connection with the purchase of additional shares of common stock. At December 31, 2006 and 2007, there were no warrants outstanding to purchase common stock of the Company. During 2005, 2006 and 2007, the number of warrants exercised was 870,000 in 2005 and zero in 2006 and 2007.

16. STOCK OFFERINGS

        During 2006, the Company closed two offerings under an existing “shelf” registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.

        There were no stock offerings during the year ended December 31, 2007.

17. STOCK REPURCHASE PROGRAM

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

        On January 14, 2008, the Company’s Board of Directors authorized an additional repurchase program that allows the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, the Company has repurchased approximately 1.1 million shares of its common stock in open market purchases for $12.0 million through March 14, 2008.

18. STOCK BASED AWARDS

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

        The following table (in thousands, except for per share data) illustrates the effects on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure to options granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes-Merton (“BSM”) option-pricing formula and amortized on a straight-line basis over the respective vesting periods of the awards. Disclosures for the years ended December 31, 2006 and 2007 are not presented because stock-based payments were accounted for under SFAS 123 (R)’s fair value method during these periods.

Year ended December 31, 2005 (Restated)
Net loss, as reported	$(25,212)
Add: Stock-based employee compensation, as reported	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,996)

Pro forma net loss—SFAS 123 fair value adjusted	$(29,136)

Net loss per common share
Basic and diluted—as reported	$(1.30)
Basic and diluted—pro forma	$(1.50)

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

        On March 29, 2005, the SEC published SAB 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

        The application of SFAS 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year ended December 31, 2006 (Restated)
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

        Expected Term:    For 2005 and 2006 option grants, the Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 option grants, the Company elected to use the “simplified method” as discussed in SAB 107 to develop the estimate of the expected term.

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

	2005		2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,512	$12.90	1,299	$18.09	1,011	$18.97
Granted at fair value	220	44.44	183	22.47	762	18.14
Exercised	(298)	8.56	(276)	9.19	(354)	8.81
Canceled/forfeited	(135)	24.08	(195)	30.17	(258)	23.65

Outstanding—end of year	1,299	18.09	1,011	18.97	1,161	20.48

Options exercisable at year-end	739	11.33	679	$15.74	408	$22.36

        The following table summarizes information about stock options as of December 31, 2007 (in thousands, except per share data):

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$8.50-$16.99		145	$12.74	0.94	$1,185	135	$12.53	0.49	$1,137
$17.00-$17.99		604	17.11	9.01	2,317	2	17.44	3.57	7
$18.00-$29.99		234	19.96	2.59	346	165	19.33	1.45	317
$30.00-$58.30		178	38.81	3.76	—	106	39.72	1.86	—

	.	1,161	20.48	5.09	3,848	408	22.36	1.28	1,461

        Total unrecognized compensation costs related to nonvested awards was approximately $6.2 million and $7.3 million as of December 31, 2006 and 2007, respectively. These nonvested awards are expected to be exercised over the weighted average period of 8.3 years.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $20.95 during the year ended December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of December 31, 2007 was approximately 271,000.

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

19. PERFORMANCE SHARE PLAN

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

20. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Beginning in 2006, the Company’s matching contribution is comprised of common stock issued from treasury to employees. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $261,000, $389,000 and $494,000 during 2005, 2006 and 2007, respectively. In addition, the Company made discretionary contributions of $342,000, $409,000 and $408,000 during 2005, 2006 and 2007 to eligible participants as of the end of each respective calendar year. The contributions in 2006 and 2007 were settled with Company stock in the following year.

21. OTHER INCOME (EXPENSE), NET

        Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2005	2006	2007
Gain from early retirement of convertible senior notes	$6,158	$—	$—
Loss on disposal of software	(1,457)	—	—
Other	27	81	(92)

Other income (expense), net	$4,728	$81	$(92)

22. INCOME TAXES

        The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2007 are as follows (in thousands):

	December 31,
	2006 (Restated)	2007 (Restated)
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$64,232	$72,695
Temporary differences:
Accrued expenses	5,722	6,498
Reserves and other	4,788	2,924
Depreciation	1,689	3,799

	76,431	85,916
Valuation allowance	(76,431)	(85,916)

Net asset	$—	$—

        As a result of the Company’s history of losses, a valuation allowance has been provided for the full amount of the Company’s net deferred tax assets.

        At December 31, 2006 and 2007, the Company had net operating loss carry-forwards of approximately $145.2 million and $164.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carry-forwards begin to expire in 2018.

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Years ended December 31,
	2005 (Restated)	2006 (Restated)	2007 (Restated)
U.S. federal income tax benefit at statutory rate	$8,805	$37,367	$16,813
State income tax benefit, net of federal expense	857	3,623	949
Stock compensation expense	(25)	—	(2,267)
Other	(389)	(1,144)	(3,969)
Unrecognized benefit due to valuation allowance	(9,248)	(39,846)	(11,526)

Income tax benefit	$—	$—	$—

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there is no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for periods since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, nor did the Company recognize any interest expense during the year ended December 31, 2007.

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

24. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in “Note 2—Summary of Significant Accounting Policies”. There were no inter-segment sales or transfers during 2005, 2006 or 2007. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Direct	Fulfillment partner	Consolidated
2005 (Restated)
Revenue	$323,136	$471,839	$794,975
Cost of goods sold	280,647	397,855	678,502

Gross profit	42,489	73,984	116,473
Operating expenses			(138,099)
Other income (expense), net			(1,015)

Loss from continuing operations			$(22,641)

2006 (Restated)
Revenue	$301,509	$478,628	$780,137
Cost of goods sold	284,774	405,559	690,333

Gross profit	16,735	73,069	89,804
Operating expenses			(188,566)
Other income (expense), net			(1,118)

Loss from continuing operations			$(99,880)

2007 (Restated)
Revenue	$197,088	$568,814	$765,902
Cost of goods sold	168,008	473,344	641,352

Gross profit	29,080	95,470	124,550
Operating expenses			(169,170)
Other income (expense), net			508

Loss from continuing operations			$(44,112)

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

        During the years 2005 through 2007, over 99% of sales were made to customers in the United States of America. At December 31, 2006 and 2007, all of the Company’s fixed assets were located in the United States of America.

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

        The entity was evaluated in accordance with FASB Interpretation No. 46 Revised, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51  (“FIN 46”), and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity were consolidated into the financial statements of the Company.

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

        In November 2006, an unrelated third party purchased the Company’s interests in the variable interest entity by executing a promissory note to the Company in exchange for termination of all agreements between the Company and the variable interest entity. The promissory note is equal to the net assets of the entity or $6.7 million and bears no interest. The first payment on the note receivable was due and paid on February 1, 2007 in the amount of $3.7 million with remainder of balance due in twelve equal monthly payments of $251,000 beginning on March 1, 2007. In September 2007, the Company amended the note receivable deferring the final six monthly payments from February 1, 2008to July 1, 2008. As of December 31, 2007, the Company had received payments on the note totaling $5.2 million.

        As a result of the agreement, the Company deconsolidated certain assets related to the variable interest entity effective November 30, 2006. The operating results through November 30, 2006 relating to variable interest entity are included in the consolidated statements of operations. As a result of the deconsolidation, the following assets were removed from the Company’s accounts (in thousands):

Cash	$102
Accounts Receivable, net	435
Inventory	5,986
Prepaids	4
Other Long-term assets	175

Total	$6,702

27. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth the Company’s unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2007, as reported and as restated. The Company has prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that it considers necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2006 (As Reported)	June 30, 2006 (As Reported)	Sept. 30, 2006 (As Reported)	Dec. 31, 2006 (As Reported)	Mar. 31, 2007 (As Reported)	June 30, 2007 (As Reported)	Sept. 30, 2007 (As Reported)	Dec. 31, 2007 (As Reported)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$79,710	$68,770	$56,564	$98,158	$45,701	$43,578	$39,446	$66,897
Fulfillment partner revenue	98,334	90,422	100,321	195,871	112,229	105,389	122,484	224,437
Total revenue	178,044	159,192	156,885	294,029	157,930	148,967	161,930	291,334
Cost of goods sold
Direct	70,703	61,473	51,037	101,730	39,320	36,321	33,160	55,567
Fulfillment partner	83,587	75,411	84,483	164,926	93,295	86,343	100,509	188,075
Total cost of goods sold	154,290	136,884	135,520	266,656	132,615	122,664	133,669	243,642
Gross profit	23,754	22,308	21,365	27,373	25,315	26,303	28,261	47,692
Operating expenses:
Sales and marketing	12,659	11,911	17,282	29,045	11,284	7,962	8,835	27,377
Technology	13,424	14,897	16,157	20,680	14,973	15,237	14,576	14,667
General and administrative	11,850	11,050	11,078	12,859	10,689	10,429	9,724	11,134
Restructuring	—	—	—	5,674	6,089	6,194	—	—
Total operating expenses	37,933	37,858	44,517	68,258	43,035	39,822	33,135	53,178
Operating loss	(14,179)	(15,550)	(23,152)	(40,885)	(17,720)	(13, 519)	(4,874)	(5,486)
Interest income, net	315	2,215	459	577	990	1,078	1,291	1,429
Interest expense	(1,267)	(1,275)	(1,096)	(1,127)	(1,029)	(1,027)	(1,029)	(1,103)
Other income (expense), net	—	(1)	(6)	88	—	—	(92)	—
Loss from continuing operations	(15,131)	(14,611)	(23,795)	(41,347)	(17,759)	(13,468)	(4,704)	(5,160)
Discontinued operations:
Loss from discontinued operations	(779)	(1,128)	(708)	(4,267)	(3,624)	(300)	—	—
Net loss	(15,910)	(15,739)	(24,503)	(45,614)	(21,383)	(13,768)	(4,704)	(5,160)
Deemed dividend related to redeemable common stock	(33)	(33)	(33)	—	—	—	—	—
Net loss attributable to common shares	$(15,943)	$(15,772)	$(24,536)	$(45,614)	$(21,383)	$(13,768)	$(4,704)	$(5,160)
Net loss per common share —basic and diluted
Loss from continuing operations	$(0.78)	$(0.73)	$(1.16)	$(1.95)	$(0.75)	$(0.57)	$(0.20)	$(0.22)
Loss from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$(0.20)	$(0.16)	$(0.01)	$—	$—
Net loss per share—basic and diluted	$(0.82)	$(0.78)	$(1.19)	$(2.15)	$(0.91)	$(0.58)	$(0.20)	$(0.22)
Weighted average common shares outstanding—basic and diluted	19,385	20,159	20,600	21,163	23,594	23,689	23,726	23,807

	Three Months Ended (1)
	Mar. 31, 2006 (Restated)	June 30, 2006 (Restated)	Sept. 30, 2006 (Restated)	Dec. 31, 2006 (Restated)	Mar. 31, 2007 (Restated)	June 30, 2007 (Restated)	Sept. 30, 2007 (Restated)	Dec. 31, 2007 (Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$80,143	$69,363	$57,563	$94,440	$46,990	$43,658	$39,270	$67,170
Fulfillment partner revenue	99,640	90,354	100,667	187,967	115,166	105,513	120,789	227,346

Total revenue	179,783	159,717	158,230	282,407	162,156	149,171	160,059	294,516

Cost of goods sold
Direct	71,831	62,178	52,073	98,692	41,469	36,456	33,268	56,815
Fulfillment partner	85,013	76,037	84,565	159,944	96,077	86,523	99,425	191,319

Total cost of goods sold	156,844	138,215	136,638	258,636	137,546	122,979	132,693	248,134

Gross profit	22,939	21,502	21,592	23,771	24,610	26,192	27,366	46,382

Operating expenses:
Sales and marketing	12,659	11,911	17,282	29,045	11,284	7,962	8,835	27,377
Technology	13,424	14,897	16,157	20,680	14,973	15,237	14,576	14,667
General and administrative	11,850	10,050	11,078	12,859	10,689	10,429	9,724	11,134
Restructuring	—	—	—	5,674	6,089	6,194	—	—

Total operating expenses	37,933	37,858	44,517	68,258	43,035	39,822	33,135	53,178

Operating loss	(14,994)	(16,356)	(22,925)	(44,487)	(18,425)	(13,630)	(5,769)	(6,796)
Interest income, net	315	2,215	459	577	990	1,078	1,291	1,429
Interest expense	(1,267)	(1,275)	(1,096)	(1,127)	(1,029)	(1,027)	(1,029)	(1,103)
Other income (expense), net	—	(1)	(6)	88	—	—	(92)	—

Loss from continuing operations	(15,946)	(15,417)	(23,568)	(44,949)	(18,464)	(13,579)	(5,599)	(6,470)
Discontinued operations:
Loss from discontinued operations	(779)	(1,128)	(708)	(4,267)	(3,624)	(300)	—	—

Net loss	(16,725)	(16,545)	(24,276)	(49,216)	(22,088)	(13,879)	(5,599)	(6,470)
Deemed dividend related to redeemable common stock	(33)	(33)	(33)	—	—	—	—	—

Net loss attributable to common shares	$(16,758)	$(16,578)	$(24,309)	$(49,216)	$(22,088)	$(13,879)	$(5,599)	$(6,470)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.82)	$(0.77)	$(1.15)	$(2.12)	$(0.78)	$(0.57)	$(0.23)	$(0.27)
Loss from discontinued operations	$(0.04)	$(0.05)	$(0.03)	$(0.20)	$(0.16)	$(0.01)	$—	$—
Net loss per share—basic and diluted	$(0.86)	$(0.82)	$(1.18)	$(2.32)	$(0.94)	$(0.58)	$(0.23)	$(0.27)
Weighted average common shares outstanding—basic and diluted	19,385	20,159	20,600	21,163	23,594	23,689	23,726	23,807

(1)          As discussed in Note 3 to the consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005, the quarterly data for years ended December 31, 2007 and 2006 and the related notes thereto contained in this Amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, have been restated in order to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  The effect of the error adjustments for September 30, 2006 decreased net loss by $227,000.  For the quarters ended March 31, June 30, September 30 and December 31, 2007, the effect of the error adjustments on the Consolidated Results of Operations is to increase net loss by $705,000, $111,000, $895,000 and $1.3 million.

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2005
Deferred tax valuation allowance (As reported)	$27,450	$9,135	$—	$36,585
Deferred tax valuation allowance (Restated)	27,450	9,248	—	36,698
Allowance for sales returns (As reported)	2,835	62,178	59,437	5,576
Allowance for sales returns (Restated)	3,221	62,178	59,437	5,962
Reserve for inventory obsolescence	1,323	4,706	788	5,241
Allowance for doubtful accounts	750	2,202	1,141	1,811
Year ended December 31, 2006
Deferred tax valuation allowance (As reported)	$36,585	$37,805	$—	$74,390
Deferred tax valuation allowance (Restated)	36,698	39,846	113	76,431
Allowance for sales returns (As reported)	5,576	61,401	63,362	3,615
Allowance for sales returns (Restated)	5,962	61,401	62,806	4,557
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135
Year ended December 31, 2007
Deferred tax valuation allowance (As reported)	$74,390	$8,320	$—	$82,710
Deferred tax valuation allowance (Restated)	76,431	$11,526	$2,041	$85,916
Allowance for sales returns (As reported)	3,615	55,553	54,140	5,028
Allowance for sales returns (Restated)	4,557	55,553	53,169	6,941
Reserve for inventory obsolescence	6,585	283	5,106	1,762
Allowance for doubtful accounts	2,135	1,197	855	2,477

1. RESTATEMENT OF FINANCIAL STATEMENT SCHEDULE

Overstock.com, Inc. (the “Company”) is restating its financial statement schedule as of December 31, 2007, 2006 and 2005 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.