Form 10-Q/A
period 2008-03-31
OVERSTOCK.COM, INC
filed 2008-11-10
CIK 1130713

UNITED STATES

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

EXPLANATORY NOTE

Overstock.com, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q (“Form 10-Q” or “Original Filing”) for the quarter ended March 31, 2008, to restate its consolidated financial statements and other financial information for the quarters ended March 31, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits, the accounting for gift cards issued to customers.  This Amendment to Form 10-Q/A (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed on May 09, 2008.

The Company’s decision to restate the aforementioned financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits. Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.  As more fully described in Note 3 of the financial statements (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)” – Note 3 – “Restatement of Financial Statements”) management, including its CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), concluded, and the Board of Directors agreed with management’s conclusions that:

The Company’s controls were not designed or operating effectively to ensure all refunds and credits issued to customers and gift cards issued to customers were completely and accurately recorded in the consolidated financial statements.  These control failures impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of and for the years ended December 31, 2007, 2006, 2005, and 2004 and the related interim periods, and as of March 31, 2008 and the three months ended March 2008. The amount of these errors were determined to be material to the consolidated financial statements.

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  As disclosed the Annual Report on Form 10-K for the year ended December 31, 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. As the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its  consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)” – Note 3 – “Restatement of Financial Statements”). The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

In addition, the control failures described above constitute a material weakness in the Company’s internal control over financial reporting as of March 31, 2008 (See Item 4 of Part I, “Controls and Procedures (Restated)”).

Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates in this Amendment have been made to the Original Filing on Form 10-Q. Information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the Original Filing. This amendment does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment. Accordingly, this Amendment only amends and restates Item 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. Additionally, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications of the Chief Executive Officer and Senior Vice President, Finance. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our Chief Executive Officer and Senior Vice President, Finance, are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	March 31,
	2007	2008
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$101,394	$60,094
Marketable securities	46,000	29,750
Cash, cash equivalents and marketable securities	147,394	89,844
Accounts receivable, net	11,208	9,277
Notes receivable (Note 5)	1,506	1,004
Inventories, net	25,643	17,970
Prepaid inventory	3,572	2,568
Prepaid expenses	7,572	10,118
Total current assets	196,895	130,781
Property and equipment, net	27,197	22,069
Goodwill	2,784	2,784
Other long-term assets, net	86	30
Notes receivable (Note 5)	4,181	4,317
Total assets	$231,143	$159,981
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,358	$32,839
Accrued liabilities	37,155	24,486
Deferred revenue	22,965	21,190
Capital lease obligations, current	3,796	2
Total current liabilities	134,274	78,517
Other long-term liabilities	3,034	2,828
Convertible senior notes	75,623	75,710
Total liabilities	212,931	157,055
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and March 31, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007 and March 31, 2008, respectively	2	2
Additional paid-in capital	333,909	335,188
Accumulated deficit	(252,327)	(257,051)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and March 31, 2008, respectively	(63,278)	(75,218)
Accumulated other comprehensive income (loss)	(94)	5
Total stockholders’ equity	18,212	2,926
Total liabilities and stockholders’ equity	$231,143	$159,981

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2007	2008
	(Restated)	(Restated)

Revenue
Direct revenue	$46,990	$51,764
Fulfillment partner revenue	115,166	151,050

Total revenue	162,156	202,814

Cost of goods sold
Direct(1)	41,469	44,803
Fulfillment partner	96,077	124,040

Total cost of goods sold	137,546	168,843

Gross profit	24,610	33,971

Operating expenses:
Sales and marketing(1)	11,284	15,019
Technology(1)	14,973	14,516
General and administrative(1)	10,689	9,563
Restructuring	6,089	—

Total operating expenses	43,035	39,098

Operating loss	(18,425)	(5,127)

Interest income	990	1,304
Interest expense	(1,029)	(901)

Loss from continuing operations	(18,464)	(4,724)
Loss from discontinued operations	(3,624)	—

Net loss	$(22,088)	$(4,724)
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.78)	$(0.20)
Loss from discontinued operations	$(0.16)	$—
Net loss per common share—basic and diluted	$(0.94)	$(0.20)
Weighted average common shares outstanding—basic and diluted	23,594	23,345

(1) Includes stock-based compensation as follows (Note 12):
Cost of goods sold – direct	$107	$49
Sales and marketing	$78	$84
Technology	$177	$214
General and administrative	$711	$987

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2007 (Restated)	25,423	$2	$333,909	$(252,327)	(1,605)	$(63,278)	$(94)	$18,212
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Stock-based compensation	—	—	1,184	—	—	—	—	1,184
Stock-based compensation to consultants in exchange for services	—	—	(14)	—	—	—	—	(14)
Stock-based compensation related to performance shares	—	—	150	—	—	—	—	150
Purchase of treasury stock	—	—	—	—	(1,110)	(12,000)	—	(12,000)
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(4,724)	—	—	—	(4,724)
Net unrealized gain on marketable securities	—	—	—	—	—	—	122	122
Cumulative translation adjustment	—	—	—	—	—	—	(23)	(23)
Total comprehensive loss (Restated)								(4,625)
Balance at March 31, 2008 (Restated)	25,423	$2	$335,188	$(257,051)	(2,713)	$(75, 218)	$5	$2,926

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)

Cash flows from operating activities of continuing operations:
Net loss	$(22,088)	$(4,724)	$(112,125)	$(30,672)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities of continuing operations:
Loss from discontinued operations	3,624	—	9,727	300
Depreciation and amortization	7,771	6,497	33,948	28,221
Realized (gain) from marketable securities	—	—	(1,868)	—
Loss on disposition of property and equipment	—	—	1	1
Stock-based compensation	1,073	1,184	4,235	4,633
Stock-based compensation to consultants for services	5	(14)	(15)	170
Stock-based compensation – performance shares	—	150	—	(400)
Issuance of common stock from treasury for 401(k) matching contribution	602	19	882	(89)
Amortization of debt discount and deferred financing fees	86	87	364	345
Asset impairment and depreciation (restructuring)	—	—	791	2,169
Restructuring charges	6,089	—	10,972	4,025
Notes receivable accretion	—	(136)	—	(408)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	8,084	1,931	(882)	(1,331)
Inventories, net	5,792	7,673	60,827	108
Prepaid inventory	(360)	1,004	6,234	33
Prepaid expenses	(1,962)	(2,546)	936	(683)
Other long-term assets, net	90	—	539	381
Accounts payable	(35,088)	(37,519)	(8,574)	9,418
Accrued liabilities	(23,289)	(12,669)	(17,945)	4,712
Deferred revenue	(8,669)	(1,775)	(2)	6,639
Other long-term liabilities	—	(206)	—	(399)

Net cash (used in) provided by operating activities of continuing operations	(58,240)	(41,044)	(11,955)	27,173

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	55	—
Purchases of marketable securities	—	(6,539)	—	(81,756)
Sales and maturities of marketable securities	—	22,911	49,475	52,169
Expenditures for property and equipment	(477)	(1,313)	(17,114)	(3,479)
Proceeds from sale of property and equipment	—	—	1	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—	9,892
Collection of note receivable	3,941	502	3,941	1,757
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	(102)	—

Net cash provided by (used in) investing activities of continuing operations	3,464	15,561	36,256	(21,417)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,247)	(3,794)	(5,776)	(3,808)
Drawdown on line of credit	1,169	5,268	57,122	6,522
Payments on line of credit	(1,169)	(5,268)	(77,122)	(6,522)
Issuance of common stock in offerings, net of issuance costs	—	—	64,406	—
Purchase of treasury stock	—	(12,000)	—	(12,000)
Exercise of stock options	1,153	—	2,660	2,077

Net cash (used in) provided by financing activities of continuing operations	(4,094)	(15,794)	41,290	(13,731)

Effect of exchange rate changes on cash	(15)	(23)	4	(11)

Cash provided by (used in) operating activities of discontinued operations	410	—	2,167	(614)
Cash used in investing activities of discontinued operations	(53)	—	(578)	—
Net (decrease) increase in cash and cash equivalents	(58,528)	(41,300)	67,184	(8,600)
Change in cash and cash equivalents from discontinued operations	(357)	—	(1,590)	614
Cash and cash equivalents, beginning of period	126,965	101,394	2,486	68,080

Cash and cash equivalents, end of period	$68,080	$60,094	$68,080	$60,094

Supplemental disclosures of cash flow information:
Interest paid	$651	$639	$4,050	$3,870
Deemed dividend on redeemable common stock	$—	$—	$66	$—
Lapse of rescission rights on redeemable common stock	$—	$—	$2,750	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company’s OTravel subsidiary through April 25, 2007 (see Note 5—“Sale of Discontinued Operations”).  All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, which includes listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars listing business. The Company has organized its operations into two principal segments based on these primary sources of revenue (see Note 13 —“Business Segments”).

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

Restructuring

Restructuring expenses have been primarily comprised of lease termination costs and the costs incurred for returning leased facilities back to their original condition in anticipation of subleasing current office space. Statement of Financial Accounting Standard (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 4—“Restructuring Expense”).

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended March 31,
	2007	2008
	(Restated)	(Restated)

Loss from continuing operations	$(18,464)	$(4,724)
Loss from discontinued operations	(3,624)	—

Net loss	$(22,088)	$(4,724)

Weighted average common shares outstanding—basic	23,594	23,345
Effective of dilutive securities:

Stock options	—	—
Restricted stock units	—	—
Convertible senior notes	—	—
Shares under the Performance Share Plan	—	—
Weighted average common shares outstanding—diluted	23,594	23,345
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.78)	$(0.20)
Loss from discontinued operations	$(0.16)	$—
Net loss per common share—basic and diluted	$(0.94)	$(0.20)

The stock options, restricted stock units, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive. The number of stock options outstanding at March 31, 2007 and 2008 was 1,376,000 and 1,120,000, respectively.  In the first quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 460,000 restricted stock units to officers and employees of the Company.  As of March 31, 2008, there were 447,000 restricted stock units outstanding (see Note 12 — “Stock Based Awards”).  As of March 31, 2008, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

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

3. RESTATEMENT OF FINANCIAL STATEMENTS

Overstock.com, Inc. (the “Company”) is restating its consolidated financial statements for the quarters ended March 31, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.

The Company’s decision to restate the aforementioned financial statements was made as a result of management’s identification of errors related to the accounting for customer refunds and credits.  On October 20, 2008, management, including the CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), concluded, and the Board of Directors has agreed with management’s conclusions that certain refunds and credits issued to customers were not completely and accurately recorded in the consolidated financial statements.

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

These errors impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations for the three months ended March 31, 2008 and 2007and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of March 31, 2008 and December 31, 2007.   The amounts of these errors were determined to be material to the consolidated financial statements.

The effect of these error corrections on the Consolidated Results of Operations for the quarter ended March 31, 2008 is to increase the net loss by $815,000 (including increasing $281,000 of direct revenue and $1.8 million of fulfillment partner revenue and increasing $489,000 of direct and $2.4 million of fulfillment cost of goods sold).  The effect of these error corrections on the Consolidated Results of Operations for the quarter ended March 31, 2007 is to increase the net loss by $888,000 (including reducing $348,000 of direct revenue and $804,000 of fulfillment partner revenue and reducing $31,000 direct cost of goods sold and $233,000 of fulfillment partner cost of goods sold).

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  In the fourth quarter of 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. As the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.  The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

The effect of this error correction relating to product delivery date on the Consolidated Results of Operations for the quarter ended March 31, 2007 is to decrease the net loss by $183,000 (including recognizing $1.6 million of direct revenue and $3.7 million of fulfillment partner revenue and recognizing a corresponding $2.2 million of direct cost of goods sold and $3.0 million of fulfillment partner cost of goods sold).  There was no effect of this error correction on the Consolidated Results of Operation for the quarter ended March 31, 2008 as this error was corrected by the Company during the fourth quarter of 2007.

The restated consolidated statements of operations, balance sheets and statements of cash flows have been restated as follows:

Consolidated Statements of Operations

(in thousands, except per share data)

	Quarter Ended March 31, 2008
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$51,483	281	$51,764
Fulfillment partner	149,262	1,788	151,050

Total revenue	200,745	2,069	202,814

Cost of goods sold
Direct	44,314	489	44,803
Fulfillment partner	121,645	2,395	124,040

Total cost of goods sold	165,959	2,884	168,843

Gross profit	34,786	(815)	33,971

Operating expenses:
Sales and marketing	15,019	—	15,019
Technology	14,516	—	14,516
General and administrative	9,563	—	9,563
Restructuring	—	—	—

Total operating expenses	39,098	—	39,098

Operating loss	(4,312)	(815)	(5,127)

Interest income	1,304	—	1,304
Interest expense	(901)	—	(901)
Other income, net	—	—	—

Loss from continuing operations	(3,909)	(815)	(4,724)
Loss from discontinued operations	—	—	—
Net loss	(3,909)	(815)	(4,724)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(3,909)	$(815)	$(4,724)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.17)	$(0.03)	$(0.20)
Loss from discontinued operations	$—	$—	$—
Net loss per common share — basic and diluted	$(0.17)	$(0.03)	$(0.20)
Weighted average common shares outstanding — basic and diluted	23,345		23,345

Consolidated Statements of Operations

(in thousands, except per share data)

	Quarter Ended March 31, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$45,701	1,289	$46,990
Fulfillment partner	112,229	2,937	115,166

Total revenue	157,930	4,226	162,156

Cost of goods sold
Direct	39,320	2,149	41,469
Fulfillment partner	93,295	2,782	96,077

Total cost of goods sold	132,615	4,931	137,546

Gross profit	25,315	(705)	24,610

Operating expenses:
Sales and marketing	11,284	—	11,284
Technology	14,973	—	14,973
General and administrative	10,689	—	10,689
Restructuring	6,089	—	6,089

Total operating expenses	43,035	—	43,035

Operating loss	(17,720)	(705)	(18,425)

Interest income	990	—	990
Interest expense	(1,029)	—	(1,029)
Other income, net	—	—	—

Loss from continuing operations	(17,759)	(705)	(18,464)
Loss from discontinued operations	(3,624)	—	(3,624)
Net loss	(21,383)	(705)	(22,088)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(21,383)	$(705)	$(22,088)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.75)	$(0.03)	$(0.78)
Loss from discontinued operations	$(0.15)	$—	$(0.15)
Net loss per common share — basic and diluted	$(0.90)	$(0.03)	$(0.93)
Weighted average common shares outstanding — basic and diluted	23,594		23,345

Consolidated Balance Sheets

(in thousands)

	As of March 31, 2008
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$60,094	$—	$60,094
Marketable securities	29,750	—	29,750
Cash, cash equivalents and marketable securities	89,844	—	89,844
Accounts receivable, net	13,042	(3,765)	9,277
Note receivable	1,004	—	1,004
Inventories, net	17,970	—	17,970
Prepaid inventory	2,568	—	2,568
Prepaid expenses	10,118	—	10,118

Total current assets	134,546	(3,765)	130,781

Property and equipment, net	22,069	—	22,069
Goodwill	2,784	—	2,784
Other long-term assets, net	30	—	30
Notes receivable	4,317	—	4,317

Total assets	$163,746	$(3,765)	$159,981

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	32,839	—	$32,839
Accrued liabilities	23,820	666	24,486
Deferred revenue	16,188	5,002	21,190
Capital lease obligations, current	2	—	2

Total current liabilities	72,849	5,668	78,517
Other long-term liabilities	2,828	—	2,828
Convertible senior notes	75,710	—	75,710

Total liabilities	151,387	5,668	157,055

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and March 31, 2008	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007 and March 31, 2008	2	—	2
Additional paid-in capital	335,188	—	335,188
Accumulated deficit	(247,618	(9,433)	(257,051)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and March 31, 2008, respectively	(75,218	—	(75,218)
Accumulated other comprehensive income	5	—	5

Total stockholders’ equity	12,359	(9,433)	2,926

Total liabilities, redeemable securities and stockholders’ equity	$163,746	$(3,765)	$159,981

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$101,394	$—	$101,394
Marketable securities	46,000	—	46,000
Cash, cash equivalents and marketable securities	147,394	—	147,394
Accounts receivable, net	12,304	(1,096)	11,208
Note receivable	1,506	—	1,506
Inventories, net	25,933	(290)	25,643
Prepaid inventory	3,572	—	3,572
Prepaid expenses	7,572	—	7,572

Total current assets	198,281	(1,386)	196,895

Property and equipment, net	27,197	—	27,197
Goodwill	2,784	—	2,784
Other long-term assets, net	86	—	86
Notes receivable	4,181	—	4,181

Total assets	232,529	$(1,386)	$231,143

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$(290)	$70,358
Accrued liabilities	35,241	1,914	37,155
Deferred revenue	17,357	5,608	22,965
Capital lease obligations, current	3,796	—	3,796

Total current liabilities	127,042	7,232	134,274
Other long-term liabilities	3,034	—	3,034
Convertible senior notes	75,623	—	75,623

Total liabilities	205,699	7,232	212,931

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007	2	—	2
Additional paid-in capital	333,909	—	333,909
Accumulated deficit	(243,709)	(8,618)	(252,327)
Treasury stock, 1,605 shares at cost as of December 31, 2004	(63,278)	—	(63,278)
Accumulated other comprehensive loss	(94)	—	(94)

Total stockholders’ equity	26,830	(8,618)	18,212

Total liabilities, redeemable securities and stockholders’ equity	$232,529	$(1,386)	$231,143

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31, 2008
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(3,909)	(815)	$(4,724)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	—	—
Depreciation and amortization	6,497	—	6,497
Realized loss (gain) on marketable securities	—	—	—
Loss on disposition of property and equipment	—	—	—
Stock-based compensation	1,184	—	1,184
Stock-based compensation to consultants for services	(14)	—	(14)
Stock-based compensation—performance shares	150	—	150
Issuance of common stock from treasury for 401(k) matching contribution	19	—	19
Amortization of debt discount and deferred financing fees	87	—	87
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	—	—	—
Restructuring charges	—	—	—
Notes receivable accretion	(136)	—	(136)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(738)	2,669	1,931
Inventories, net	7,963	(290)	7,673
Prepaid inventory	1,004	—	1,004
Prepaid expenses	(2,546)	—	(2,546)
Other long-term assets	—	—	—
Accounts payable	(37,809)	290	(37,519)
Accrued liabilities	(11,421)	(1,248)	(12,669)
Deferred revenue	(1,169)	(606)	(1,775)
Other long-term liabilities	(206)	—	(206)

Net cash provided by (used in) operating activities of continuing operations	(41,044)	—	(41,044)

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	—
Purchases of marketable securities	(6,539)	—	(6,539)
Sales of marketable securities	22,911	—	22,911
Expenditures for property and equipment	(1,313)	—	(1,313)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—
Collection of note receivable	502	—	502
Proceeds from the sale of property and equipment	—	—	—
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash provided by (used in) investing activities of continuing operations	15,561	—	15,561

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(3,794)	—	(3,794)
Drawdown on line of credit	5,268	—	5,268
Payments on line of credit	(5,268)	—	(5,268)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	(12,000)	—	(12,000)
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—	—	—
Exercise of stock options and warrants	—	—	—

Net cash provided by (used in) financing activities of continuing operations	(15,794)	—	(15,794)

Effect of exchange rate changes on cash	(23)	—	(23)
Cash (used in) provided by operating activities of discontinued operations	—	—	—
Cash (used in) provided by investing activities of discontinued operations	—	—	—

Net increase (decrease) in cash and cash equivalents	(41,300)	—	(41,300)
Less change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents, beginning of year	101,394	—	101,394

Cash and cash equivalents from continuing operations, end of year	$60,094	$—	$60,094

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three months ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(21,383)	(705)	$(22,088)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	3,624	—	3,624
Depreciation and amortization	7,771	—	7,771
Realized loss (gain) on marketable securities	—	—	—
Loss on disposition of property and equipment	—	—	—
Stock-based compensation	1,073	—	1,073
Stock-based compensation to consultants for services	5	—	5
Stock-based compensation—performance shares	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	602	—	602
Amortization of debt discount and deferred financing fees	86	—	86
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	—	—	—
Restructuring charges	6,089	—	6,089
Notes receivable accretion	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	3,827	4,257	8,084
Inventories, net	3,612	2,180	5,792
Prepaid inventory	(360)	—	(360)
Prepaid expenses	(1,962)	—	(1,962)
Other long-term assets	90	—	90
Accounts payable	(38,059)	2,971	(35,088)
Accrued liabilities	(23,709)	420	(23,289)
Deferred revenue	454	(9,123)	(8,669)
Other long-term liabilities	—	—

Net cash provided by (used in) operating activities of continuing operations	(58,240)	—	(58,240)

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	—
Purchases of marketable securities	—	—	—
Sales of marketable securities	—	—	—
Expenditures for property and equipment	(477)	—	(477)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—
Collection of note receivable	3,941	—	3,941
Proceeds from the sale of property and equipment	—	—	—
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash provided by (used in) investing activities of continuing operations	3,464	—	3,464

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,247)	—	(5,247)
Drawdown on line of credit	1,169	—	1,169
Payments on line of credit	(1,169)	—	(1,169)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	—	—	—
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—	—	—
Exercise of stock options and warrants	1,153	—	1,153

Net cash provided by (used in) financing activities of continuing operations	(4,094)	—	(4,094)

Effect of exchange rate changes on cash	(15)	—	(15)
Cash (used in) provided by operating activities of discontinued operations	410	—	410
Cash (used in) provided by investing activities of discontinued operations	(53)	—	(53)

Net increase (decrease) in cash and cash equivalents	(58,528)	—	(58,528)
Less change in cash and cash equivalents from discontinued operations	(357)	—	(357)
Cash and cash equivalents, beginning of year	126,965	—	126,965

Cash and cash equivalents from continuing operations, end of year	$68,080	$—	$68,080

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(27,541)	(3,131)	$(30,672)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	300	—	300
Depreciation and amortization	28,221	—	28,221
Realized loss (gain) on marketable securities	—	—	—
Loss on disposition of property and equipment	1	—	1
Stock-based compensation	4,633	—	4,633
Stock-based compensation to consultants for services	170	—	170
Stock-based compensation—performance shares	(400)	—	(400)
Issuance of common stock from treasury for 401(k) matching contribution	(89)	—	(89)
Amortization of debt discount and deferred financing fees	345	—	345
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	2,169	—	2,169
Restructuring charges	4,025	—	4,025
Notes receivable accretion	(408)	—	(408)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(5,531)	4,200	(1,331)
Inventories, net	(1,308)	1,416	108
Prepaid inventory	33	—	33
Prepaid expenses	(683)	—	(683)
Other long-term assets	381	—	381
Accounts payable	4,762	4,656	9,418
Accrued liabilities	5,392	(680)	4,712
Deferred revenue	13,100	(6,461)	6,639
Other long-term liabilities	(399)	—	(399)

Net cash provided by (used in) operating activities of continuing operations	27,173	—	27,173

Cash flows from investing activities of continuing operations:
Change in restricted cash	—	—	—
Purchases of marketable securities	(81,756)	—	(81,756)
Sales of marketable securities	52,169	—	52,169
Expenditures for property and equipment	(3,479)	—	(3,479)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	9,892	—	9,892
Collection of note receivable	1,757	—	1,757
Proceeds from the sale of property and equipment	—	—	—
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash provided by (used in) investing activities of continuing operations	(21,417)	—	(21,417)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(3,808)	—	(3,808)
Drawdown on line of credit	6,522	—	6,522
Payments on line of credit	(6,522)	—	(6,522)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	(12,000)	—	(12,000)
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—	—	—
Exercise of stock options and warrants	2,077	—	2,077

Net cash provided by (used in) financing activities of continuing operations	(13,731)	—	(13,731)

Effect of exchange rate changes on cash	(11)	—	(11)
Cash (used in) provided by operating activities of discontinued operations	(614)	—	(614)
Cash (used in) provided by investing activities of discontinued operations	—	—	—

Net increase (decrease) in cash and cash equivalents	(8,600)	—	(8,600)
Less change in cash and cash equivalents from discontinued operations	614	—	614
Cash and cash equivalents, beginning of year	68,080	—	68,080

Cash and cash equivalents from continuing operations, end of year	$60,094	$—	$60,094

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Twelve months ended March 31, 2007
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities of continuing operations:
Net loss	$(107,239)	(4,886)	$(112,125)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	9,727	—	9,727
Depreciation and amortization	33,948	—	33,948
Realized loss (gain) on marketable securities	(1,868)	—	(1,868)
Loss on disposition of property and equipment	1	—	1
Stock-based compensation	4,235	—	4,235
Stock-based compensation to consultants for services	(15)	—	(15)
Stock-based compensation—performance shares	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	882	—	882
Amortization of debt discount and deferred financing fees	364	—	364
Gain from retirement of convertible senior notes	—	—	—
Asset impairment and depreciation (restructuring)	—	791	791
Restructuring charges	11,763	(791)	10,972
Notes receivable accretion	—	—	—
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(541)	(341)	(882)
Inventories, net	58,703	2,124	60,827
Prepaid inventory	6,234	—	6,234
Prepaid expenses	936	—	936
Other long-term assets	539	—	539
Accounts payable	(9,638)	1,064	(8,574)
Accrued liabilities	(19,241)	1,296	(17,945)
Deferred revenue	(745)	743	(2)
Other long-term liabilities	—	—	—

Net cash provided by (used in) operating activities of continuing operations	(11,955)	—	(11,955)

Cash flows from investing activities of continuing operations:
Change in restricted cash	55	—	55
Purchases of marketable securities	—	—	—
Sales of marketable securities	49,475	—	49,475
Expenditures for property and equipment	(17,114)	—	(17,114)
Acquisition of Ski West	—	—	—
Proceeds from the sale of OTravel, net of cash transferred	—	—	—
Collection of note receivable	3,941	—	3,941
Proceeds from the sale of property and equipment	1	—	1
Other investments	—	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	(102)

Net cash provided by (used in) investing activities of continuing operations	36,256	—	36,256

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,776)	—	(5,776)
Drawdown on line of credit	57,122	—	57,122
Payments on line of credit	(77,122)	—	(77,122)
Payments to retire convertible senior notes	—	—	—
Issuance of common stock in offerings, net of issuance costs	64,406	—	64,406
Purchase of treasury stock	—	—	—
Purchased call options for purchase of treasury stock	—	—	—
Settlement of call options for cash	—	—	—
Exercise of stock options and warrants	2,660	—	2,660

Net cash provided by (used in) financing activities of continuing operations	41,290	—	41,290

Effect of exchange rate changes on cash	4	—	4
Cash (used in) provided by operating activities of discontinued operations	2,167	—	2,167
Cash (used in) provided by investing activities of discontinued operations	(578)	—	(578)

Net increase (decrease) in cash and cash equivalents	67,184	—	67,184
Less change in cash and cash equivalents from discontinued operations	(1,590)	—	(1,590)
Cash and cash equivalents, beginning of year	2,486	—	2,486

Cash and cash equivalents from continuing operations, end of year	$68,080	$—	$68,080

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

Under the restructuring program, the Company has recorded $18.0 million in restructuring charges through the end of first quarter of 2008, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007, respectively. There were no restructuring charges during the three months ended March 31, 2008.  The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. In 2009, the Company intends to move its corporate office facilities into new warehouse space leased on April 8, 2008 (see Note 9 – “Commitments and Contingencies”).  The Company believes that, except for the additional lease and contract termination costs related to relocating its current office facilities to new warehouse space, the restructuring program is substantially complete.

5.   SALE OF DISCONTINUED OPERATIONS

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

7.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2007	2008
	(Restated)	(Restated)

Net loss	$(22,088)	$(4,724)
Net unrealized gain on marketable securities	—	122
Foreign currency translation adjustment	(15)	(23)

Comprehensive loss	$(22,103)	$(4,625)

8.   BORROWINGS

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

9.   COMMITMENTS AND CONTINGENCIES

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

During fiscal year 2007, the Company recorded an additional $6.2 million of restructuring costs related to its marketing for sub-lease office and data center space in its current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Note 4—“Restructuring Expense”).

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

In the first quarter of 2007, the Company terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, the Company reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, the Company incurred $3.7 million of related restructuring charges in 2007 (see Note 4 —“Restructuring Expense”).

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

12. STOCK BASED AWARDS

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

13. BUSINESS SEGMENTS

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

	Three months ended March 31,
	Direct	Fulfillment partner	Consolidated
2007 (Restated)
Revenue	$46,990	$115,166	$162,156
Cost of goods sold	41,469	96,077	137,546

Gross profit	$5,521	$19,089	24,610
Operating expenses			(43,035)
Other income (expense), net			(39)

Loss from continuing operations			$(18,464)

2008 (Restated)
Revenue	$51,764	$151,050	$202,814
Cost of goods sold	44,803	124,040	168,843

Gross profit	$6,961	$27,010	33,971
Operating expenses			(39,098)
Other income (expense), net			403

Loss from continuing operations			$(4,724)

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

 Restatement

We are amending our Quarterly Report on Form 10-Q (“Form 10-Q” or “Original Filing”) for the quarter ended March 31, 2008, to restate our consolidated financial statements and other financial information for the quarters ended March 31, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  This Amendment to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, as filed on May 09, 2008.

The effect of the error corrections on the Consolidated Results of Operations (Restated) for the quarter ended March 31, 2008 and 2007 is to increase net loss by $815,000 and $705,000, respectively.  All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Part I, Item 1 of this Amendment and Item 4.02(a) of the Company’s Current Report on Form 8-K filed with the Commission on October 24, 2008.

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

Our Business

We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 13—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist, restaurant, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website.

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

Business Restructuring

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”).

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

Commentary—Revenue.    Total revenue increased to $202.8 million, a 25% improvement over Q1 2007. The direct business, which had been shrinking since Q3 2006, accounted for 26% of total revenue and grew 10% in the period, while the fulfillment partner business accounted for 74% of total revenue and grew 31%. With a return to top-line revenue growth, we believe we have completed the turnaround plan that began well over a year ago, starting with growth in contribution and gross profits. We attribute the improved revenue growth rates in Q1 to a stabilization of the direct business, a larger selection of products available on our website, and more effective marketing efforts.

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

Commentary—Gross Profit and Gross Margin.    Gross profit increased 38% to $34.0 million, driven largely by a 42% increase in fulfillment partner gross profit. Direct gross profit expanded by 26%, in line with direct revenue growth. Gross margin for the quarter improved 150 basis points (“bps”) to 16.7%. Fulfillment partner gross margin expanded 130 bps to 17.9%, while the direct business increased 170 bps to 13.4%. Fulfillment costs decreased 150 bps, primarily the result of reduced warehouse space and reduced customer service costs as a percent of sales. Fulfillment partner margins also benefited from lower product costs, as well as a shift away from lower margin BMMG products (BMMG decreased from 8% of total gross revenue last year to 5% this year). For the direct business, product cost and freight costs as a percentage of sales increased over last year, offsetting the efficiency gained from reduced warehousing and customer service costs. Gross margins for the past five quarterly periods and fiscal year ending 2007 were:

(Restated)	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008
Direct	11.7%	16.5%	15.3%	15.4%	14.8%	13.4%
Fulfillment Partner	16.6%	18.0%	17.7%	15.8%	16.8%	17.9%
Combined	15.2%	17.6%	17.1%	15.7%	16.3%	16.7%

Commentary—Marketing.    Sales and marketing expenses increased from last year due in large part to increased television advertising during the quarter, including commercials run during the Superbowl in early February. As a result, marketing expenses increased 33% to just over $15 million compared to $11.3 million. Marketing efficiency, or marketing expense as a percentage of revenue, deteriorated 40 bps from last year to 7.4%. Despite the increase, we believe our marketing efforts during the quarter were effective, as both direct and fulfillment partner revenue growth accelerated, and new and unique customer growth and customer orders turned positive after decreasing on a year-over-year basis for the previous two years.

Commentary—Contribution and Contribution Margin.    Contribution (gross profits less sales and marketing expense) increased 42%, from $13.3 million in Q1 2007 to $19.0 million in Q1 2008. Contribution margin for the quarter was 9.3% compared to 8.2% last year. The following table shows our calculation of contribution and contribution margin (in thousands):

	Three months ended March 31,
	2007	2008
	(Restated)	(Restated)
Total revenue	$162,156	$202,814
Cost of goods sold	137,546	168,843

Gross profit	24,610	33,971
Less: Sales and marketing expense	11,284	15,019

Contribution	$13,326	$18,952

Contribution margin	8.2%	9.2%

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

Commentary—Operating expenses and operating loss.    Overall, operating expenses were down 9% in Q1 2008 to $39.1 million (note that operating expenses in Q1 2007 included $6.1 million of restructuring costs). Our operating loss for Q1 2008 was $5.1 million, down 72% from $18.4 million during the same period in 2007.

Commentary—Adjusted EBITDA (non-GAAP).    Adjusted EBITDA for Q1 2008 was $2.7 million, an $11.7 million improvement over Q1 2007. We believe that discussing adjusted EBITDA at this stage of our business is useful to us and investors because our capital expenditures are significantly lower than our depreciation levels. In 2007, capital expenditures were $2.6 million while depreciation expense was $29.5 million, and in Q1 2008, capital expenditures were $1.3 million while depreciation was $6.5 million. Therefore, we believe that adjusted EBITDA is an additional measure of actual cash used or cash generated by the continuing operations of the business.

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Our measure of adjusted EBITDA is a (non-GAAP) financial measure. Adjusted EBITDA, which we reconcile to “Net loss” in our statement of operations, is earnings before interest, taxes, depreciation, amortization, stock-based compensation and discontinued operations. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net losses. For further details on adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net loss below (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(22,088)	$(4,724)	$(112,125)	$(30,672)
Add back amounts for computation of adjusted EBITDA:
Depreciation and amortization	7,771	6,497	33,948	28,221
Interest (income) expense, net	39	(403)	286	(1,042)
Stock-based compensation expense	1,073	1,184	4,235	4,633
Stock-based compensation to consultants for service	5	(14)	(15)	170
Stock-based compensation for performance share plan	—	150	—	(400)
Treasury stock issued to employees as compensation	602	19	882	(89)
Loss from discontinued operations	3,624	—	9,727	300

Adjusted EBITDA	$(8,974)	$2,709	$(63,062)	$1,121

Commentary—Balance Sheet Items.    We ended the quarter with $89.8 million in cash, cash equivalents and marketable securities, compared to $68.1 million at the end of the same period in 2007. Working capital increased to $52.3 million from $47.5 million, and we ended the quarter with $18.0 million of inventory (including inventory in-transit to customers of $2.5 million). We repurchased 1.1 million shares of our common stock during the quarter for $12.0 million, representing approximately 5% of total outstanding shares.

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

Revenue recognition.    We derive our revenue primarily from two sources: (i) direct revenue and (ii) fulfillment partner revenue, which includes listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 13—“Business Segments”).

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

Deferred revenue.  Payment is generally required by credit card at the point of sale. Amounts owed or received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, the Company sells gift cards and records related deferred revenue at the time of the sale.  Revenue from a gift certificate is recognized when a customer redeems it. If a gift certificate is not redeemed, we recognize revenue when it expires or, for a certificate without an expiration date, when the likelihood of its redemption becomes remote, generally two years from the date of issuance.

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

We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.7 million at March 31, 2008 and $6.9 million at December 31, 2007.

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

Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and March 31, 2008, we have recorded a full valuation allowance of $86.0 million and $86.9 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 12—“Stock Based Awards”).

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows. For information and related disclosures regarding our fair value measurements see Item 1 of Part I, “Financial Statements (Restated) (Unaudited)”—Note 2—“Accounting Policies”).

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three months ended March 31, 2007 and 2008:

	Three months ended March 31,
	2007	2008
	(Restated)	(Restated)
	(as a percentage of total revenue)
Revenue
Direct revenue	29.0%	25.5%
Fulfillment partner revenue	71.0	74.5
Total revenue	100.0	100.0
Cost of goods sold
Direct	25.6	22.1
Fulfillment partner	59.2	61.2
Total cost of goods sold	84.8	83.3
Gross profit	15.2	16.7
Operating expenses:
Sales and marketing	7.0	7.4
Technology	9.2	7.1
General and administrative	6.6	4.7
Restructuring	3.8	—
Total operating expenses	26.6	19.2
Operating loss	(11.4)	(2.5)
Interest income, net	0.6	0.6
Interest expense	(0.6)	(0.4)
Other (expense) income, net	—	—
Loss from continuing operations	(11.4)%	(2.3)%

Comparison of Three Months Ended March 31, 2007 and 2008

Revenue

Total revenue increased 25%, from $162.2 million during the three months ended March 31, 2007 to $202.8 million during the same period in 2008.  During that same period, direct revenue increased 10%, from $47.0 million in 2007 to $51.8 million in 2008, while fulfillment partner revenue experienced 31% growth, from $115.2 million in 2007 to $151.1 million in 2008.

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

Gross margins for the three months ended March 31, 2008 increased 150 basis points, from 15.2% in Q1 2007 to 16.7% in Q1 2008. Gross profit for the three months ended March 31, 2007 and 2008 amounted to $24.6 million and $34.0 million, respectively, a 38% increase.  Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $107,000 and $49,000 for the three months ended March 31, 2007 and 2008, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business grew 26% from $5.5 million during the three months ended March 31, 2007 to $7.0 million for the same period in 2008. Gross margins for our direct business increased from 11.7% in Q1 2007 to 13.4% in Q1 2008.  Gross margin improvements from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 5.9% of sales compared to 7.3% in Q1 2007 were offset by increases to product and freight costs as a percent of direct revenue.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $19.1 million and $27.0 million for the three months ended March 31, 2007 and 2008, respectively, a 41% improvement. Gross margins for the fulfillment partner business also increased from 16.6% in Q1 2007 to 17.9% in Q1 2008 for those respective periods. The increase in gross profits for our fulfillment partner business is the result of the 31% increase in fulfillment partner revenue combined with increased gross margin. The increase in fulfillment partner gross margin is the result of better product pricing and improvements in fulfillment costs as a percentage of sales, particularly the cost of customer service.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2007		2008
	(Restated)		(Restated)
Total revenue	$162,156	100%	$202,814	100%
Cost of goods sold
Product costs and other cost of goods sold	125,701	78%	156,860	77%
Fulfillment costs	11,845	7%	11,983	6%
Total cost of goods sold	137,546	85%	168,843	83%
Gross profit	$24,610	15%	$33,971	17%

As displayed in the above table, fulfillment costs during the three months ended March 31, 2007 and 2008 were $11.8 million and $12.0 million, representing 7% and 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.  The decrease in fulfillment costs as a percent of revenue in the first quarter of 2008 is primarily the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

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

Overall, our total operating expenses decreased 9% during Q1 2008 compared to Q1 2007, while total revenues increased 25% and gross profit increased 38%.

Restructuring expenses.    During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. Restructuring expense was $6.1 million and zero during the three months ended March 31, 2007 and 2008, respectively.  There have been no restructuring expenses recorded since Q2 2007 (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—

“Restructuring Expense”).

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”, management decided to sell OTravel, a wholly-owned travel offerings subsidiary.  The travel business was not part of our core business operations and was no longer part of our strategic focus.  We also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS 144.  The results of operations for this subsidiary have been classified as discontinued operations for the three months ended March 31, 2007.

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

Income taxes

Income taxes.    For the three months ended March 31, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and March 31, 2008, we had net operating loss carry-forwards of approximately $164.2 million and $177.6 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

(Restated)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$202,814
2007	162,156	$149,171	$160,059	$294,516
2006	179,783	159,717	158,230	282,407
2005	165,028	153,519	166,396	310,033

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

The primary operating use of cash and cash equivalents during the three months ended March 31, 2008 was to fund our net losses of $4.7 million, as well as changes in prepaid expenses, accounts payable and accrued liabilities and deferred revenue of $2.5 million, $37.5 million, $12.7 million and $1.8 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventory and prepaid inventory of $1.9 million, $7.7 million and $1.0 million, respectively.  For the three months ended March 31, 2007, the primary use of cash and cash equivalents was to fund our operations, including net losses of $22.1 million (which includes $3.6 million of loss from discontinued operations, $6.1 million of non-cash restructuring costs and $9.5 million of other net non-cash activity), as well as changes in prepaid inventory, prepaid expenses, accounts payables, accrued liabilities and deferred revenue of $360,000, $2.0 million, $35.1 million, $23.2 million and $8.7 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventory and other long-term assets of $8.1 million, $5.8 million and $90,000, respectively.

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

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of March 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt arrangements	$—	$—	$—	$77,000	$—	$—	$77,000
Interest on convertible senior notes	2,888	2,888	2,888	2,888	—	—	11,552
Capital lease obligations	2	—	—	—	—	—	2
Operating leases	8,832	8,278	8,765	9,072	8,637	21,050	64,634
Purchase obligations	13,536	—	—	—	—	—	13,536
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$25,258	$11,166	$11,653	$88,960	$8,637	$21,050	$166,724

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,505	$—	$—	$—	$—	$—	$2,505

Total commercial commitments	$2,505	$—	$—	$—	$—	$—	$2,505

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

During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”).

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

In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007 (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”).

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

Co-location data center

In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”).

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

Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in under “Risk Factors” in our most recent Annual Report on Form 10-K/A or herein could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

ITEM 4.   CONTROLS AND PROCEDURES (RESTATED)

Restatement

As discussed elsewhere in the Form 10-Q/A and in Note 3 to the consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31,2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006.  The determination to restate this previously issued financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits. Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q (“Original Filing”) for the period ended March 31, 2008, filed on May 9, 2008 management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed above, management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that the control deficiency discussed above constituted a material weakness in our system of internal control over financial reporting as of such date, which has caused us to amend our Original Filing for the period ended March 31, 2008, in order to restate our Consolidated Financial Statements as described above.

As a result of the material weakness in our internal control over financial reporting described above, management, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

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

The Company’s management nevertheless has concluded, after review of its procedures undertaken related to the reconciliation of customer refunds and credits to third party statements in order to determine the completeness and accuracy of such amounts as components of returns expense, accounts receivable and deferred revenue, and after review of its procedures undertaken related to the reconciliation of all gift cards issued to customers in order to determine the completeness and accuracy of such amounts as a component of revenue and deferred revenue, that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly stated in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 9—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q/A is incorporated by reference in answer to this Item.

ITEM 1A.   RISK FACTORS

Please consider the following risk factors carefully.  Described below are what we believe to be the material risks that we face. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer. In addition, these are not the only risks we face. Our business faces many risks. The descriptions below include any material changes to and supersede the description of the risk factors as previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007, filed with the SEC on November 7, 2008.

Risks Relating to Overstock

We have a history of significant losses. If we do not achieve profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $4.7 million for the three months ended March 31, 2008. As of March 31, 2008, our accumulated deficit was $257.1 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

We are subject to federal, state and local regulatory laws governing our operations as a publicly traded company as well as governing the conduct of our business on the Internet, including compliance with various state and federal consumer protection laws.  Government investigations into suspected violations of regulatory laws, whether or not such investigations result in civil or administrative actions against us, may have adverse effects on our business.  The use of management’s time and attention in connection with responding to government investigations or actions brought by regulatory agencies may reduce the time management is able to spend on other aspects of our business.  Adverse administrative decisions by regulatory agencies or by courts in response to civil actions brought by regulatory agencies may result in our being ordered to pay civil fines or penalties,  and may result in ordered payments of restitution to third parties, or cause expensive or unwanted changes in our methods of doing business, all of which also may harm or adversely effect our business.  We are currently subject to investigations by the U.S. Securities and Exchange Commission relative to our compliance with federal securities laws, as well as an investigation by the Marin County District Attorney’s Office and that of four other Northern California district attorney’s offices relative to our compliance with various California consumer protection laws as they relates to our advertising and pricing policies.   See Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 9—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q/A.  To the extent that these investigations become lengthy or result in adverse regulatory or court decisions, requiring payment of fine, penalty, restitution, or cause expensive or unwanted changes in our methods of doing business, our financial condition and results of operations may suffer.

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

Date: November 7, 2008	OVERSTOCK.COM, INC.

/s/ DAVID K. CHIDESTER
David K. Chidester
Senior Vice President, Finance