Form 10-Q/A
period 2008-06-30
OVERSTOCK.COM, INC
filed 2008-11-10
CIK 1130713

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

EXPLANATORY NOTE

Overstock.com, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q (“Form 10-Q” or “Original Filing”) for the quarter ended June 30, 2008, to restate its consolidated financial statements and other financial information for the quarters ended June 30, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  This Amendment to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed on August 4, 2008.

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

The Company’s controls were not designed or operating effectively to ensure all refunds and credits issued to customers and gift cards issued to customers were completely and accurately recorded in the consolidated financial statements.    These control failures impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of and for the years ended December 31, 2007, 2006, 2005, and 2004 and the related interim periods and as of June 30, 2008 and the three and six months ended June 30, 2008. The amounts of these errors were determined to be material to the consolidated financial statements.

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  As disclosed the Annual Report on Form 10-K for the year ended December 31, 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. As the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its  consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)” — Note 3 — “Restatement of Financial Statements”). The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

In addition, the control failures described above constitute a material weakness in the Company’s internal control over financial reporting as of June 30, 2008 (see Item 4 of Part I, “Controls and Procedures (Restated)”).

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31,	June 30,
	2007	2008
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$101,394	$56,679
Marketable securities	46,000	30,020
Cash, cash equivalents and marketable securities	147,394	86,699
Accounts receivable, net	11,208	9,977
Notes receivable (Note 5)	1,506	250
Inventories, net	25,643	14,036
Prepaid inventory	3,572	2,648
Prepaid expenses	7,572	10,481
Total current assets	196,895	124,091
Property and equipment, net	27,197	21,318
Goodwill	2,784	2,784
Other long-term assets, net	86	30
Notes receivable (Note 5)	4,181	4,453
Total assets	$231,143	$152,676
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$70,358	$31,217
Accrued liabilities	37,155	24,522
Deferred revenue	22,965	20,263
Capital lease obligations	3,796	—
Total current liabilities	134,274	76,002
Other long-term liabilities	3,034	2,975
Convertible senior notes	75,623	75,795
Total liabilities	212,931	154,772
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and June 30, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,496 shares issued as of December 31, 2007 and June 30, 2008, respectively	2	2
Additional paid-in capital	333,909	337,659
Accumulated deficit	(252,327)	(264,410)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and June 30, 2008, respectively	(63,278)	(75,218)
Accumulated other comprehensive loss	(94)	(129)
Total stockholders’ equity (deficit)	18,212	(2, 096)
Total liabilities and stockholders’ equity (deficit)	$231,143	$152,676

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)

Revenue
Direct revenue	$43,658	$39,832	$90,648	$91,596
Fulfillment partner revenue	105,513	149,004	220,679	300,055

Total revenue	149,171	188,836	311,327	391,650

Cost of goods sold
Direct(1)	36,456	34,871	77,925	79,674
Fulfillment partner	86,523	120,756	182,600	244,796

Total cost of goods sold	122,979	155,627	260,525	324,470

Gross profit	26,192	33,209	50,802	67,180

Operating expenses:
Sales and marketing(1)	7,962	14,244	19,246	29,263
Technology(1)	15,237	15,311	30,210	29,827
General and administrative(1)	10,429	10,867	21,118	20,430
Restructuring	6,194	—	12,283	—

Total operating expenses	39,822	40,422	82,857	79,520

Operating loss	(13,630)	(7,213)	(32,055)	(12,340)

Interest income	1,078	740	2,068	2,044
Interest expense	(1,027)	(888)	(2,056)	(1,789)
Other income, net	—	2	—	2

Loss from continuing operations	(13,579)	(7,359)	(32,043)	(12,083)
Loss from discontinued operations	(300)	—	(3,924)	—

Net loss	$(13,879)	$(7,359)	$(35,967)	$(12,083)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.57)	$(0.32)	$(1.35)	$(0.52)
Loss from discontinued operations	$(0.02)	$—	$(0.17)	$—
Net loss per common share – basic and diluted	$(0.59)	$(0.32)	$(1.52)	$(0.52)
Weighted average common shares outstanding — basic and diluted	23,689	22,750	23,642	23,048

(1)     Includes stock-based compensation from stock based awards as follows (Note 12):

Cost of goods sold — direct	$114	$50	$221	$99
Sales and marketing	$85	$86	$163	$170
Technology	$188	$220	$365	$434
General and administrative	$750	$862	$1,461	$1,849

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2007 (Restated)	25,423	$2	$333,909	$(252,327)	(1,605)	$(63,278)	$(94)	$18,212
Exercise of stock options	73	—	924	—	—	—	—	924
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Stock-based compensation to employees and directors	—	—	2,252	—	—	—	—	2,252
Stock-based compensation to consultants in exchange for services	—	—	315	—	—	—	—	315
Stock-based compensation for performance share plan	—	—	300	—	—	—	—	300
Purchase of treasury stock	—	—	—	—	(1,110)	(12,000)	—	(12,000)
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(12,083)	—	—	—	(12,083)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(3)	(3)
Cumulative translation adjustment	—	—	—	—	—	—	(32)	(32)
Total comprehensive loss (Restated)								(12,118)
Balance at June 30, 2008 (Restated)	25,496	$2	$337,659	$(264,410)	(2,713)	$(75, 218)	$(129)	$(2,096)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Cash flows from operating activities of continuing operations:
Net loss	$(13,879)	$(7,359)	$(35,967)	$(12,083)	$(109,459)	$(24,152)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	300	—	3,924	—	8,898	—
Depreciation and amortization	7,974	5,887	15,745	12,384	35,046	26,134
Loss on disposition of property and equipment	1	—	1	—	1	—
Stock-based compensation to employees and directors	1,137	1,068	2,210	2,252	4,284	4,564
Stock-based compensation to consultants for services	135	329	140	315	129	364
Stock-based compensation for performance share plan	—	150	—	300	—	(250)
Issuance of common stock from treasury for 401(k) matching contribution	113	—	715	19	890	(202)
Amortization of debt discount and deferred financing fees	86	85	172	172	311	344
Asset impairment and depreciation (other non cash restructuring)	2,169	—	2,169	—	2,960	—
Restructuring charges	4,025	—	10,114	—	14,997	—
Notes receivable accretion	—	(136)	—	(272)	—	(544)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	613	(700)	8,697	1,231	686	(2,644)
Inventories, net	1,152	3,934	6,944	11,607	54,745	2,890
Prepaid inventory	477	(80)	117	924	1,119	(524)
Prepaid expenses	700	(363)	(1,262)	(2,909)	913	(1,746)
Other long-term assets, net	176	—	266	—	744	205
Accounts payable	4,667	(1,622)	(30,421)	(39,141)	(2,647)	3,129
Accrued liabilities	4,125	36	(19,164)	(12,633)	(5,211)	623
Deferred revenue	968	(927)	(7,701)	(2,702)	1,006	4,744
Other long-term liabilities	—	147	—	(59)		(252)

Net cash provided by (used in) operating activities of continuing operations	14,939	449	(43,301)	(40,595)	9,412	12,683

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(21,381)	(18,823)	(21,381)	(25,362)	(21,381)	(79,198)
Sales and maturities of marketable securities	3,400	18,428	3,400	41,339	3,400	67,197
Expenditures for property and equipment	(1,439)	(5,136)	(1,916)	(6,449)	(13,450)	(7,176)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892	—	9,892	—
Collection of note receivable	753	754	4,694	1,256	4,694	1,758
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—	—	(102)	—

Net cash (used in) provided by investing activities of continuing operations	(8,775)	(4,777)	(5,311)	10,784	(16,947)	(17,419)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(4)	(2)	(5,251)	(3,796)	(5,454)	(3,806)
Drawdown on line of credit	—	1,128	1,169	6,396	14,592	7,650
Payments on line of credit	—	(1,128)	(1,169)	(6,396)	(14,592)	(7,650)
Issuance of common stock in offerings, net of issuance costs	—	—	—	—	39,406	—
Purchase of treasury stock	—	—	—	(12,000)	—	(12,000)
Exercise of stock options	768	924	1,921	924	2,994	2,233
Net provided by (used in) financing activities of continuing operations	764	922	(3,330)	(14,872)	36,946	(13,573)
Effect of exchange rate changes on cash	36	(9)	21	(32)	84	(56)
Cash (used in) provided by operating activities from discontinued operations	(614)	—	(204)	—	1,307	—
Cash used in investing activities of discontinued operations	—	—	(53)	—	(315)	—

Net increase (decrease) in cash and cash equivalents	6,350	(3,415)	(52,178)	(44,715)	30,487	(18,365)
Change in cash and cash equivalents from discontinued operations	614	—	257	—	(993)	—
Cash and cash equivalents, beginning of period	68,080	60,094	126,965	101,394	45,550	75,044

Cash and cash equivalents, end of period	$75,044	$56,679	$75,044	$56,679	$75,044	$56,679

Supplemental disclosure of cash flow information:
Interest paid	$1,585	$1,524	$2,236	$2,163	$4,104	$3,809
Asset retirement obligation	—	—	—	—	450	—
Deemed dividend on redeemable common stock	—	—	—	—	33	—
Lapse of rescission right on redeemable common stock	—	—	—	—	2,431	—
Promissory note received in exchange for deconsolidation of variable	—	—	—	—	6,702	—
Promissory notes received as proceeds from sale of discontinued operations	6,000	—	6,000	—	6,000	—
Prior year discretionary 401(k) contribution	—	—	—	—	408	—

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)

Loss from continuing operations	$(13,579)	$(7,359)	$(32,043)	$(12,083)
Loss from discontinued operations	(300)	—	(3,924)	—

Net loss	$(13,879)	$(7,359)	$(35,967)	$(12,083)

Weighted average common shares outstanding—basic	23,689	22,750	23,642	23,048
Effective of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible senior notes	—	—	—	—
Shares under the Performance Share Plan	—	—	—	—
Weighted average common shares outstanding—diluted	23,689	22,750	23,642	23,048

Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.58)	$(0.32)	$(1.35)	$(0.52)
Loss from discontinued operations	$(0.01)	$—	$(0.17)	$—
Net loss per common share—basic and diluted	$(0.59)	$(0.32)	$(1.52)	$(0.52)

The stock options, restricted stock units, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive. The number of stock options outstanding at June 30, 2007 and 2008 was 1,290,000 and 1,031,000, respectively.  In the first six months of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 12,000 stock options and 485,000 restricted stock units to officers and employees of the Company.  As of June 30, 2008, there were 457,000 restricted stock units outstanding (see Note 12 — “Stock Based Awards”).  As of June 30, 2008, the Company had $77.0 million of convertible senior notes outstanding, which could potentially convert into 1,010,000 shares of common stock in the aggregate.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has no derivative instruments.  Therefore, the Company does not expect the adoption of SFAS No. 161 to impact its financial position and results of operations or cash flows.

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

3.   RESTATEMENT OF FINANCIAL STATEMENTS

Overstock.com, Inc. (the “Company”) is restating its consolidated financial statements and other financial information for the quarters ended June 30, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.

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

These errors impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of June 30, 2008 and December 31, 2007. The amounts of these errors were determined to be material to the consolidated financial statements.

The effect of these error corrections on the Consolidated Results of Operations for the quarter ended June 30, 2008 is to decrease the net loss by $896,000 (including reducing $107,000 of direct revenue and increasing $101,000 of fulfillment partner revenue and increasing $119,000 of direct cost of goods sold and $771,000 of fulfillment cost of goods sold).  The effect of these error corrections on the Consolidated Results of Operations for the six months ended June 30, 2008 is to reduce the net loss by $81,000 (including increasing $174,000 of direct revenue and $1.9 million of fulfillment partner revenue and increasing $608,000 of direct cost of goods sold and $3.2 million of fulfillment cost of goods sold).

The effect of these error corrections on the Consolidated Results of Operations for the quarter ended June 30, 2007 is to increase the net loss by $3,000 (including increasing $215,000 of direct revenue and $1.0 million of fulfillment partner revenue and increasing $220,000 of direct cost of goods sold and $1.0 million of fulfillment partner cost of goods sold).  The effect of these error corrections on the Consolidated Results of Operations for the six months ended June 30, 2007 is to increase the net loss by $891,000 (including decreasing $133,000 of direct revenue and increasing $222,000 of fulfillment partner revenue and increasing $189,000 of direct cost of goods sold and $791,000 of fulfillment cost of goods sold).

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

The effect of this error correction relating to product delivery date on the Consolidated Results of Operations for the quarters ended June 30, 2007 is to increase the net loss by $108,000 (including deferring $135,000 of direct revenue and $902,000 of fulfillment partner revenue and deferring a corresponding $85,000 of direct cost of goods sold and $844,000 of fulfillment partner cost of goods sold).  The effect of the error correction on Consolidated Results of Operations for the six months ended June 30, 2007 is to decrease the net loss by $75,000 (including recognizing $1.5 million of direct revenue and $2.8 million of fulfillment partner revenue and recognizing a corresponding $2.1 million of direct cost of goods sold and $2.2 million of fulfillment partner cost of goods sold).  There was no effect of this error correction on the Consolidated Results of Operations for the three or six months ended June 30, 2008 as this error was corrected by the Company during the fourth quarter of 2007.

The restated consolidated statements of operations, balance sheets and statements of cash flows have been restated as follows:

Consolidated Statements of Operations

(in thousands, except per share data)

	Quarter Ended June 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$39,939	(107)	$39,832
Fulfillment partner	148,903	101	149,004

Total revenue	188,842	(6)	188,836

Cost of goods sold
Direct	34,752	119	34,871
Fulfillment partner	119,985	771	120,756

Total cost of goods sold	154,737	890	155,627

Gross profit	34,105	(896)	33,209

Operating expenses:
Sales and marketing	14,244	—	14,244
Technology	15,311	—	15,311
General and administrative	10,867	—	10,867
Restructuring	—	—	—

Total operating expenses	40,422	—	40,422

Operating loss	(6,317)	(896)	(7,213)

Interest income	740	—	740
Interest expense	(888)	—	(888)
Other income, net	2	—	2

Loss from continuing operations	(6,463)	(896)	(7,359)
Loss from discontinued operations	—	—	—
Net loss	(6,463)	(896)	(7,359)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(6,463)	$(896)	$(7,359)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.28)	$(0.04)	$(0.32)
Loss from discontinued operations	$—	$—	$—
Net loss per common share – basic and diluted	$(0.28)	$(0.04)	$(0.32)
Weighted average common shares outstanding — basic and diluted	22,750		22,750

Consolidated Statements of Operations

(in thousands, except per share data)

	Six Months Ended June 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$91,422	174	$91,596
Fulfillment partner	298,165	1,889	300,054

Total revenue	389,587	2,063	391,650

Cost of goods sold
Direct	79,066	608	79,674
Fulfillment partner	241,630	3,166	244,796

Total cost of goods sold	320,696	3,774	324,470

Gross profit	68,891	(1,711)	67,180

Operating expenses:
Sales and marketing	29,263	—	29,263
Technology	29,827	—	29,827
General and administrative	20,430	—	20,430
Restructuring	—	—	—

Total operating expenses	79,520	—	79,520

Operating loss	(10,629)	(1,711)	(12,340)

Interest income	2,044	—	2,044
Interest expense	(1,789)	—	(1,789)
Other income, net	2	—	2

Loss from continuing operations	(10,372)	(1,711)	(12,083)
Loss from discontinued operations	—	—	—
Net loss	(10,372)	(1,711)	(12,083)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(10,372)	$(1,711)	$(12,083)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.45)	$(0.07)	$(0.52)
Loss from discontinued operations	$—	$—	$—
Net loss per common share – basic and diluted	$(0.45)	$(0.07)	$(0.52)
Weighted average common shares outstanding — basic and diluted	23,048		23,048

Consolidated Statements of Operations

(in thousands, except per share data)

	Quarter Ended June 30, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$43,578	80	$43,658
Fulfillment partner	105,389	124	105,513

Total revenue	148,967	204	149,171

Cost of goods sold
Direct	36,321	135	36,456
Fulfillment partner	86,343	180	86,523

Total cost of goods sold	122,664	315	122,979

Gross profit	26,303	(111)	26,192

Operating expenses:
Sales and marketing	7,962	—	7,962
Technology	15,237	—	15,237
General and administrative	10,429	—	10,429
Restructuring	6,194	—	6,194

Total operating expenses	39,822	—	39,822

Operating loss	(13,519)	(111)	(13,630)

Interest income	1,078	—	1,078
Interest expense	(1,027)	—	(1,027)
Other income, net	—	—	—

Loss from continuing operations	(13,468)	(111)	(13,579)
Loss from discontinued operations	(300)	—	(300)
Net loss	(13,768)	(111)	(13,879)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(13,768)	$(111)	$(13,879)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.57)	$(0.01)	$(0.58)
Loss from discontinued operations	$(0.01)	$—	$(0.01)
Net loss per common share – basic and diluted	$(0.58)	$(0.01)	$(0.59)
Weighted average common shares outstanding — basic and diluted	23,689		23,689

Consolidated Statements of Operations

(in thousands, except per share data)

	Six Months Ended June 30, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$89,279	1,369	$90,648
Fulfillment partner	217,618	3,061	220,689

Total revenue	306,897	4,430	311,327

Cost of goods sold
Direct	75,641	2,284	77,925
Fulfillment partner	179,638	2,962	182,600

Total cost of goods sold	255,279	5,246	260,525

Gross profit	51,618	(816)	50,802

Operating expenses:
Sales and marketing	19,246	—	19,246
Technology	30,210	—	30,210
General and administrative	21,118	—	21,118
Restructuring	12,283	—	12,283

Total operating expenses	82,857	—	82,857

Operating loss	(31,239)	(816)	(32,055)

Interest income	2,068	—	2,068
Interest expense	(2,056)	—	(2,056)
Other income, net	—	—	—

Loss from continuing operations	(31,227)	(816)	(32,043)
Loss from discontinued operations	(3,924)	—	(3,924)
Net loss	(35,151)	(816)	(35,967)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(35,151)	$(816)	$(35,967)

Net loss per common share — basic and diluted
Loss from continuing operations	$(1.32)	$(0.03)	$(1.35)
Loss from discontinued operations	$(0.17)	$—	$(0.17)
Net loss per common share – basic and diluted	$(1.49)	$(0.03)	$(1.52)
Weighted average common shares outstanding — basic and diluted	23,642		23,642

Consolidated Balance Sheets

(in thousands)

	As of June 30, 2008
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$56,679	$—	$56,679
Marketable securities	30,020	—	30,020
Cash, cash equivalents and marketable securities	86,699	—	86,699
Accounts receivable, net	15,186	(5,209)	9,977
Note receivable	250	—	250
Inventories, net	14,036	—	14,036
Prepaid inventory	2,648	—	2,648
Prepaid expenses	10,481	—	10,481

Total current assets	129,300	(5,209)	124,091

Property and equipment, net	21,318	—	21,318
Goodwill	2,784	—	2,784
Other long-term assets, net	30	—	30
Notes receivable	4,453	—	4,453

Total assets	$157,885	$(5,209)	$152,676

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,217	—	$31,217
Accrued liabilities	24,248	274	24,522
Deferred revenue	15,417	4,846	20,263
Capital lease obligations, current	—	—	—

Total current liabilities	70,882	5,120	76,002
Other long-term liabilities	2,975	—	2,975
Convertible senior notes	75,795	—	75,795

Total liabilities	149,652	5,120	154,772

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and Jun e 30, 2008	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,496 shares issued as of December 31, 2007 and June 30, 2008, respectively	2	—	2
Additional paid-in capital	337,659	—	337,659
Accumulated deficit	(254,081)	(10,329)	(264,410)
Treasury stock, 1,605 and 2,713 shares at cost as of December 31, 2007 and June 30, 2008, respectively	(75,218)	—	(75,218)
Accumulated other comprehensive loss	(129)	—	(129)

Total stockholders’ equity	8,233	(10,329)	(2,096)

Total liabilities, redeemable securities and stockholders’ equity	$157,885	$(5,209)	$152,676

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$101,394	$—	$101,394
Marketable securities	46,000	—	46,000
Cash, cash equivalents and marketable securities	147,394	—	147,394
Accounts receivable, net	12,304	(1,096)	11,208
Note receivable	1,506	—	1,506
Inventories, net	25,933	(290)	25,643
Prepaid inventory	3,572	—	3,572
Prepaid expenses	7,572	—	7,572

Total current assets	198,281	(1,386)	196,895

Property and equipment, net	27,197	—	27,197
Goodwill	2,784	—	2,784
Other long-term assets, net	86	—	86
Notes receivable	4,181	—	4,181

Total assets	232,529	$(1,386)	$231,143

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$(290)	$70,358
Accrued liabilities	35,241	1,914	37,155
Deferred revenue	17,357	5,608	22,965
Capital lease obligations, current	3,796	—	3,796

Total current liabilities	127,042	7,232	134,274
Other long-term liabilities	3,034	—	3,034
Convertible senior notes	75,623	—	75,623

Total liabilities	205,699	7,232	212,931

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007	2	—	2
Additional paid-in capital	333,909	—	333,909
Accumulated deficit	(243,709)	(8,618)	(252,327)
Treasury stock, 1,605 shares at cost as of December 31, 2004	(63,278)	—	(63,278)
Accumulated other comprehensive loss	(94)	—	(94)

Total stockholders’ equity	26,830	(8,618)	18,212

Total liabilities, redeemable securities and stockholders’ equity	$232,529	$(1,386)	$231,143

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended 30, June 2007			Three months ended June 30, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(13,768)	$(111)	$(13,879)	$(6,463)	(896)	$(7,359)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	300	—	300	—	—	—
Depreciation and amortization	7,974	—	7,974	5,887	—	5,887
Loss on disposition of property and equipment	1	—	1	—	—	—
Stock-based compensation to employees and directors	1,137	—	1,137	1,068	—	1,068
Stock-based compensation to consultants for services	135	—	135	329	—	329
Stock-based compensation for performance share plan	—	—	—	150	—	150
Issuance of common stock from treasury for 401(k) matching contribution	113	—	113	—	—	—
Amortization of debt discount and deferred financing fees	86	—	86	85	—	85
Asset impairment and depreciation (other non cash restructuring)	2,169	—	2,169	—	—	—
Restructuring charges	4,025	—	4,025	—	—	—
Notes receivable accretion	—	—	—	(136)	—	(136)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	(431)	1,044	613	(2,144)	1,444	(700)
Inventories, net	1,237	(85)	1,152	3,934	—	3,934
Prepaid inventory	477	—	477	(80)	—	(80)
Prepaid expenses	700	—	700	(363)	—	(363)
Other long-term assets, net	176	—	176	—	—	—
Accounts payable	5,467	(800)	4,667	(1,622)	—	(1,622)
Accrued liabilities	4,941	(816)	4,125	428	(392)	36
Deferred revenue	200	768	968	(771)	(156)	(927)
Other long-term liabilities	—	—	—	147	—	147

Net cash provided by (used in) operating activities of continuing operations	14,939	—	14,939	449	—	449

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(21,381)	—	(21,381)	(18,823)	—	(18,823)
Sales and maturities of marketable securities	3,400	—	3,400	18,428	—	18,428
Expenditures for property and equipment	(1,439)	—	(1,439)	(5,136)	—	(5,136)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892	—	—	—
Collection of note receivable	753	—	753	754	—	754
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—	—	—	—

Net cash (used in) provided by investing activities of continuing operations	(8,775)	—	(8,775)	(4,777)	—	(4,777)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(4)	—	(4)	(2)	—	(2)
Drawdown on line of credit	—	—	—	1,128	—	1,128
Payments on line of credit	—	—	—	(1,128)	—	(1,128)
Issuance of common stock in offerings, net of issuance costs	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—
Exercise of stock options	768	—	768	924	—	924
Net provided by (used in) financing activities of continuing operations	764	—	764	922	—	922
Effect of exchange rate changes on cash	36	—	36	(9)	—	(9)
Cash (used in) provided by operating activities from discontinued operations	(614)	—	(614)	—	—	—
Cash used in investing activities of discontinued operations	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	6,350	—	6,350	(3,415)	—	(3,415)
Change in cash and cash equivalents from discontinued operations	614	—	614	—	—	—
Cash and cash equivalents, beginning of period	68,080	—	68,080	60,094	—	60,094

Cash and cash equivalents, end of period	$75,044	—	$75,044	$56,679	—	$56,679

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six months ended June 30, 2007			Six months ended June 30, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(35,151)	(816)	$(35,967)	$(10,372)	(1,711)	$(12,083)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	3,924	—	3,924	—	—	—
Depreciation and amortization	15,745	—	15,745	12,384	—	12,384
Loss on disposition of property and equipment	1	—	1	—	—	—
Stock-based compensation to employees and directors	2,210	—	2,210	2,252	—	2,252
Stock-based compensation to consultants for services	140	—	140	315	—	315
Stock-based compensation for performance share plan	—	—	—	300	—	300
Issuance of common stock from treasury for 401(k) matching contribution	715	—	715	19	—	19
Amortization of debt discount and deferred financing fees	172	—	172	172	—	172
Asset impairment and depreciation (other non cash restructuring)	2,169	—	2,169	—	—	—
Restructuring charges	10,114	—	10,114	—	—	—
Notes receivable accretion	—	—	—	(272)	—	(272)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	3,396	5,301	8,697	(2,882)	4,113	1,231
Inventories, net	4,849	2,095	6,944	11,897	(290)	11,607
Prepaid inventory	117	—	117	924	—	924
Prepaid expenses	(1,262)	—	(1,262)	(2,909)	—	(2,909)
Other long-term assets, net	266	—	266	—	—	—
Accounts payable	(32,592)	2,171	(30,421)	(39,431)	290	(39,141)
Accrued liabilities	(18,768)	(396)	(19,164)	(10,993)	(1,640)	(12,633)
Deferred revenue	654	(8,355)	(7,701)	(1,940)	(762)	(2,702)
Other long-term liabilities	—	—	—	(59)	—	(59)

Net cash provided by (used in) operating activities of continuing operations	(43,301)	—	(43,301)	(40,595)	—	(40,595)

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(21,381)	—	(21,381)	(25,362)	—	(25,362)
Sales and maturities of marketable securities	3,400	—	3,400	41,339	—	41,339
Expenditures for property and equipment	(1,916)	—	(1,916)	(6,449)	—	(6,449)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892	—	—	—
Collection of note receivable	4,694	—	4,694	1,256	—	1,256
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—	—	—	—

Net cash (used in) provided by investing activities of continuing operations	(5,311)	—	(5,311)	10,784	—	10,784

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,251)	—	(5,251)	(3,796)	—	(3,796)
Drawdown on line of credit	1,169	—	1,169	6,396	—	6,396
Payments on line of credit	(1,169)	—	(1,169)	(6,396)	—	(6,396)
Issuance of common stock in offerings, net of issuance costs	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(12,000)	—	(12,000)
Exercise of stock options	1,921	—	1,921	924	—	924
Net provided by (used in) financing activities of continuing operations	(3,330)	—	(3,330)	(14,872)	—	(14,872)
Effect of exchange rate changes on cash	21	—	21	(32)	—	(32)
Cash (used in) provided by operating activities from discontinued operations	(204)	—	(204)	—	—	—
Cash used in investing activities of discontinued operations	(53)	—	(53)	—	—	—

Net increase (decrease) in cash and cash equivalents	(52,178)	—	(52,178)	(44,715)	—	(44,715)
Change in cash and cash equivalents from discontinued operations	257	—	257	—	—	—
Cash and cash equivalents, beginning of period	126,965	—	126,965	101,394	—	101,394

Cash and cash equivalents, end of period	$75,044	—	$56,679	$75,044	—	$56,679

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Twelve months ended June 2007,			Twelve months ended June 2008,
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:
Net loss	$(105,268)	$(4,191)	$(109,459)	$(20,236)	(3,916)	(24,152)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	8,898	—	8,898	—	—	—
Depreciation and amortization	35,046	35,046	26,134	26,134
Loss on disposition of property and equipment	1	—	1	—	—	—
Stock-based compensation to employees and directors	4,284	—	4,284	4,564	—	4,564
Stock-based compensation to consultants for services	129	—	129	364	—	364
Stock-based compensation for performance share plan	—	—	—	(250)	—	(250)
Issuance of common stock from treasury for 401(k) matching contribution	890	—	890	(202)	—	(202)
Amortization of debt discount and deferred financing fees	311	—	311	344	—	344
Asset impairment and depreciation (other non cash restructuring)	2,960	—	2,960	—	—	—
Restructuring charges	14,997	—	14,997	—	—	—
Notes receivable accretion	—	—	—	(544)	—	(544)
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	5	681	686	(7,244)	4,600	(2,644)
Inventories, net	53,410	1,335	54,745	1,389	1,501	2,890
Prepaid inventory	1,119	—	1,119	(524)	—	(524)
Prepaid expenses	913	—	913	(1,746)	—	(1,746)
Other long-term assets, net	744	—	744	205	—	205
Accounts payable	(2,568)	(79)	(2,647)	(2,327)	5,456	3,129
Accrued liabilities	(6,033)	822	(5,211)	878	(255)	623
Deferred revenue	(427)	1,433	1,006	12,130	(7,386)	4,744
Other long-term liabilities	—	—	—	(252)	—	(252)

Net cash provided by (used in) operating activities of continuing operations	9,412	—	9,412	12,683	—	12,683

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(21,381)	—	(21,381	(79,198)	—	(79,198)
Sales and maturities of marketable securities	3,400	—	3,400	67,197	—	67,197
Expenditures for property and equipment	(13,450)	—	(13,450)	(7,176)	—	(7,176)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892	—	—	—
Collection of note receivable	4,694	—	4,694	1,758	—	1,758
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	(102)	—	—	—

Net cash (used in) provided by investing activities of continuing operations	(16,947)	—	(16,947)	(17,419)	—	(17,419)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,454)	—	(5,454)	(3,806)	—	(3,806)
Drawdown on line of credit	14,592	—	14,592	7,650	—	7,650
Payments on line of credit	(14,592)	—	(14,592)	(7,650)	—	(7,650)
Issuance of common stock in offerings, net of issuance costs	39,406	—	39,406	—	—	—
Purchase of treasury stock	—	—	—	(12,000)	—	(12,000)
Exercise of stock options	2,994	—	2,994	2,233	—	2,233
Net provided by (used in) financing activities of continuing operations	36,946	—	36,946	(13,573)	—	(13,573)
Effect of exchange rate changes on cash	84	—	84	(56)	—	(56)
Cash (used in) provided by operating activities from discontinued operations	1,307	—	1,307	—	—	—
Cash used in investing activities of discontinued operations	(315)	—	(315)	—	—	—

Net increase (decrease) in cash and cash equivalents	30,487	—	30,487	(18,365)	—	(18,365)
Change in cash and cash equivalents from discontinued operations	(993)	—	(993)	—	—	—
Cash and cash equivalents, beginning of period	45,550	—	45,550	75,044	—	75,044

Cash and cash equivalents, end of period	$75,044	—	$75,044	$56,679	—	$56,679

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

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007. There were no restructuring charges during the six months ended June 30, 2008.  The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. In 2009, the Company intends to move its corporate office facilities into new warehouse space leased on April 8, 2008 (see Note 9 — “Commitments and Contingencies”).  The Company believes that, except for the additional lease and contract termination costs related to relocating its current office facilities to the new warehouse location, the restructuring program is substantially complete.

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

7.   OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008 (Restated)	2007	2008 (Restated)

Net loss	$(13,879)	$(7,359)	$(35,967)	$(12,083)
Net unrealized gain (loss) on marketable securities	1	(125)	1	(3)
Foreign currency translation adjustment	36	(9)	21	(32)

Comprehensive loss	$(13,842)	$(7,493)	$(35,945)	$(12,118)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008
Dividend yield	None	None	None	None
Expected volatility	64.3%	65.9%	65.3%	70.6%
Risk-free interest rate	4.65%	2.70%	4.7%	2.91%
Expected life (in years)	6.3	6.3	6.3	6.3
Weighted average fair value of options granted	$10.88	$13.27	$11.06	$9.18

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

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Weighted average fair value of restricted stock units granted	$21.20	$12.65

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

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment Partner	Consolidated	Direct	Fulfillment partner	Consolidated
2007 (Restated)
Revenue	$43,658	$105,513	$149,171	$90,648	$220,679	$311,327
Cost of goods sold	36,456	86,523	122,979	77,925	182,600	260,525

Gross profit	$7,202	$18,990	26,192	$12,723	$38,079	50,802
Operating expenses			(39,822)			(82,857)
Other income (expense), net			51			12

Loss from continuing operations			$(13,579)			$(32,043)

2008 (Restated)
Revenue	$39,832	$149,004	$188,836	$91,596	$300,054	$391,650
Cost of goods sold	34,871	120,756	155,627	79,674	244,796	324,470

Gross profit	$4,961	$28,248	33,209	$11,922	$55,258	67,180
Operating expenses			(40,422)			(79,520)
Other income (expense), net			(146)			257

Loss from continuing operations			$(7,359)			$(12,083)

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

Restatement

We are amending our Quarterly Report on Form 10-Q (“Form 10-Q” or “Original Filing”) for the quarter ended June 30, 2008, to restate our consolidated financial statements and other financial information for the quarters ended June 30, 2007 and 2008 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.  This Amendment to Form 10-Q (“Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed on August 4, 2008.

The effect of the error corrections on the Consolidated Results of Operations for the three months ended June 30, 2008 and 2007 is to increase net loss by $896,000 and $111,000, respectively, and for the six months ended June 30, 2008 and 2007 is to increase net loss by $1.7 million and $816,000, respectively.  All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated) have been corrected, as appropriate, for the effects of the restatement.

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

Commentary—Revenue.   Total revenue for Q2 2008 increased to $188.8 million, a 27% improvement over Q2 2007. Strong fulfillment partner revenue, which grew 41% and accounted for nearly 80% of total revenues, was the primary driver of growth this quarter. Our initiative to increase selection on our website continued throughout the second quarter, and we believe is a major reason for accelerating fulfillment partner revenue growth. We ended the quarter with approximately 100,000 SKUs on the site compared to 43,000 at the end of Q2 last year. We are adding products to existing and new categories, and these are coming from both existing and new fulfillment partners (we ended this quarter with 870 fulfillment partners, up from 550 a year ago).  Direct revenue on the other hand, decreased 9% from last year due primarily to sales in some categories shifting from direct to fulfillment partners.

Increases in traffic to our website, new and unique customers, customer orders, and average order value each contributed positively to revenue growth this quarter.  See  Commentary—Marketing  below for more information on our sales and marketing efforts.

Commentary—Gross Profit and Gross Margin.   Gross profit increased 27% to $33.2 million as a result of a shift in sales mix to higher margin categories. Fulfillment partner gross profit expanded 49% to $28.2 million, while direct gross profit contracted by 31% to $5.0 million. Like revenues, fulfillment partner margins benefited from a mix shift of higher-margin sales from direct to fulfillment partners.

Gross margin for the quarter remained at 17.6%. Fulfillment partner gross margin expanded 100 bps to 19.0%, while direct margin contracted 400 bps to 12.5%. The second quarter is traditionally our highest margin quarter of the year. This is due primarily to the mix of products typically sold during the period.  Gross margins during the quarter also benefited in part by the continued shift from lower margin BMMG products, which decreased from 6.8% of total gross revenue last year to 4.3% this year. Fulfillment costs were down 100 bps, primarily the result of improved efficiencies in our warehousing and customer service operations.  Gross margin for the past six quarterly periods and fiscal year ending 2007 was:

	Q1 2007 (Restated)	Q2 2007 (Restated)	Q3 2007 (Restated)	Q4 2007 (Restated)	FY 2007 (Restated)	Q1 2008 (Restated)	Q2 2008 (Restated)	YTD Q2 2008 (Restated)
Direct	11.7%	16.5%	15.3%	15.4%	14.8%	13.4%	12.5%	13.0%
Fulfillment Partner	16.6%	18.0%	17.7%	15.8%	16.8%	17.9%	19.0%	18.4%
Combined	15.2%	17.6%	17.1%	15.7%	16.3%	16.7%	17.6%	17.2%

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

Commentary—Contribution and Contribution Margin.   Contribution (gross profits less sales and marketing expense) increased 4%, from $18.2 million in Q2 2007 to $19.0 million in Q2 2008. However, as a result of increased marketing expense in Q2, contribution margin was down from the previous year (10.0% in Q2 vs. 12.2% last year).  For the first half of 2008, contribution increased 20% to $37.9 million, while contribution margin decreased 40 bps to 9.7%. The following table shows our calculation of contribution and contribution margin (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenue	$149,171	$188,836	$311,327	$391,650
Cost of goods sold	122,979	155,627	260,525	324,470

Gross profit	26,192	33,209	50,802	67,180
Less: Sales and marketing expense	7,962	14,244	19,246	29,263

Contribution	$18,230	$18,965	$31,556	$37,917
Contribution margin	12.2%	10.0%	10.1%	9.7%

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

Commentary—Operating expenses and operating loss.   Total operating expenses increased 2%, from $39.8 million (including $6.2 million of restructuring costs) last year, to $40.4 million in Q2 2008.  For the first six months of the year, operating expenses declined 4% from $82.9 million (including $12.3 million of restructuring costs) last year, to $79.5 million.  The operating loss in Q2 2008 was $7.2 million, a 47% improvement from $13.6 million (including $6.2 million of restructuring) during the same period in 2007.

Commentary—Adjusted EBITDA (non-GAAP).   Adjusted EBITDA was $223,000 this quarter, $2.9 million for the first six months of 2008, and $5.7 million over the trailing twelve months.   This compares with $(4.3) million (including $6.2 million of restructuring), $(13.2) million (including $12.3 million of restructuring) and $(59.1) million (including $12.3 million of restructuring) over the same periods a year ago.  We believe that, because our current capital expenditures are lower than our depreciation levels, discussing adjusted EBITDA at this stage of our business is useful to us and investors because it approximates cash used or cash generated by the continuing operations of the business.

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

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2007	2008	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(13,879)	$(7,359)	$(35,967)	$(12,083)	$(109,459)	$(24,152)
Add back amounts for computation of adjusted EBITDA:
Depreciation and amortization	7,974	5,887	15,745	12,384	35,046	26,134
Interest (income) expense, net	(51)	148	(12)	(225)	1,175	(843)
Stock-based compensation expense to employees and directors	1,137	1,068	2,210	2,252	4,284	4,564
Stock-based compensation to consultants for services	135	329	140	315	129	364
Stock-based compensation for performance share plan	—	150	—	300	—	(250)
Treasury stock issued to employees as compensation	113	—	715	19	890	(202)
Loss from discontinued operations	300	—	3,924	—	8,899
Adjusted EBITDA	$(4,271)	$223	$(13,245)	$2,932	$(59,036)	$5,615

Commentary—Balance Sheet Items.   We ended the quarter with $86.7 million in cash, cash equivalents and marketable securities, down from $147.4 million at December 31, 2007.  Within the quarter cash decreased $3.2 million due to capital expenditures of $5.1 million, offset by cash provided by operating activities of $449,000, collection of a note receivable of $754,000 and exercise of stock options of $924,000 (see  Commentary—Cash Flows below).

Working capital went from $62.6 million at December 31, 2007 to $48.1 million, a $14.5 million decrease.  This decrease in working capital is primarily the result of $12.0 million used to buy back our common stock and capital expenditures of $6.4 million, offset by $1.3 million collected on a note receivable, $924,000 from stock option exercises, and $2.9 million of positive adjusted EBITDA.

Commentary—Cash Flows.   Operating cash flows for Q2 2008 were $449,000 compared to $14.9 million for the same period in the prior year, a $14.5 million decline, primarily the result of positive changes to the balance sheet in inventory last year.  However, over the trailing twelve months, operating cash flows were $12.7 million (including $5.7 million of adjusted EBITDA) compared to $9.4 million for the prior year, a $3.3 million increase. “Free Cash Flow” (a non-GAAP measure) for Q2 2008 was $(4.7) million versus $13.5 million last year. Over the last twelve months, free cash flow was $5.5 million, a $9.5 million increase over the $(4.0) million over the same period last year.

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

We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.1 million at June 30, 2008 and $6.9 million at December 31, 2007.

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

Internal-Use Software and Website Development.   Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. As required by Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use , we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two to three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

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

Accounting for income taxes.   Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and June 30, 2008, we have recorded a full valuation allowance of $86.0 million and $89.5 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS No. 144, Accounting for the Impairment Long-Lived Assets and SFAS No. 142, Goodwill and Other Intangible Assets, and determined that goodwill was subject to an impairment loss of approximately $3.8 million during the six months ended June 30, 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 5—“Sale of Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations.

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

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on our consolidated financial position, results of operations or cash flows. For information and related disclosures regarding our fair value measurements see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 2—“Accounting Policies”).

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”).  SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We have no derivative instruments.  Therefore, we do not expect the adoption of SFAS No. 161 to impact our financial position and results of operations or cash flows.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three and six months ended June 30, 2007 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
	(Restated)	(Restated)	(Restated)	(Restated)
	(as a percentage of total revenue)
Revenue
Direct revenue	29.3%	21.1%	29.1%	23.4%
Fulfillment partner revenue	70.7	78.9	70.9	76.6
Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	24.4	18.5	25.0	20.3
Fulfillment partner	58.0	63.9	58.7	62.5
Total cost of goods sold	82.4	82.4	83.7	82.8
Gross profit	17.6	17.6	16.3	17.2
Operating expenses:
Sales and marketing	5.3	7.5	6.2	7.5
Technology	10.2	8.1	9.7	7.6
General and administrative	7.0	5.8	6.8	5.2
Restructuring	4.2	—	3.9	—
Total operating expenses	26.7	20.3	26.6	20.3
Operating loss	(9.1)	(3.8)	(10.3)	(3.2)
Interest income	0.7	0.4	0.7	0.6
Interest expense	(0.7)	(0.5)	(0.7)	(0.5)
Other income, net	—	—	—	—
Loss from continuing operations	(9.1)%	(3.9)%	(10.3)%	(3.1)%

Comparison of Three and Six Months Ended June 30, 2007 and 2008

Revenue

Total revenue increased 27%, from $149.2 million during the three months ended June 30, 2007 to $188.8 million during the same period in 2008.  During that same period, direct revenue decreased 9%, from $43.7 million in 2007 to $39.8 million in 2008, while fulfillment partner revenue experienced 41% growth, from $105.5 million in 2007 to $149.0 million in 2008.  For the six-month period ended June 30, 2008, total revenue increased 26% from $311.3 million in 2007 to $391.7 million in 2008.  During that same six-month period, direct revenue increased 1%, from $90.6 million in 2007 to $91.6 million in 2008, while fulfillment partner revenue grew 36%, from $220.7 million in 2007 to $300.1 million in 2008.

We believe that the overall growth in our business is the result of improved marketing efforts (we had increases in traffic to our website, new and unique customers, customer orders, and average order value in the quarter) and increased product selection offered on our website. We ended the quarter with approximately 100,000 SKUs on the site compared to 43,000 at the end of Q2 last year.  The increase in SKU’s offered for sales are primarily through fulfillment partners in existing and new product categories, as well as from both existing and new fulfillment partners.  As a result, fulfillment partner sales grew 41% in Q2 (and 36% for the first six months of 2008), while direct revenue decreased 9% in Q2 (up 1% for the six month period).

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

Gross margin for the three months ended June 30, 2008 remained consistent at 17.6% for both second quarters of 2007 and 2008. Gross profit for the three months ended June 30, 2007 and 2008 amounted to $26.2 million and $33.2 million, respectively, a 27% increase.  For the six months ended June 30, gross margin increased from 16.3% in 2007 to 17.2% in 2008, an increase of 90 basis points.  Gross profit totaled $50.8 million and $67.2 million for the six months ended June 30, 2007 and 2008, respectively, an increase of 32%. The increase in gross profit is the result of sales mix shifting to higher margin product categories, as well as a reduction in our fulfillment costs as a percentage of sales during both the three and six month periods (see the section below entitled “Fulfillment costs”).

Cost of goods sold includes stock-based compensation related to the adoption of SFAS No. 123(R) of $114,000 and $50,000 for the three months ended June 30, 2007 and 2008, respectively.  Stock-based compensation totaled $221,000 and $99,000 for the six-month periods ended June 30, 2007 and 2008, respectively.

Direct Gross Profit and Gross Margin

Gross profit for our direct business decreased 31% from $7.2 million during the three months ended June 30, 2007 to $5.0 million for the same period in 2008. Gross margin for our direct business decreased from 16.5% in Q2 2007 to 12.5% in Q2 2008.  For the six months ended June 30, gross profit decreased 6% from $12.7 million in 2007 to gross profit of $11.9 million in 2008.  For the same six-month periods, gross margin for our direct business decreased 100 basis points from 14.0% in 2007 to 13.0% in 2008.  Gross margin improvements from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 5.5% of revenue (compared to 6.5% in Q2 2007) were offset by increases to product and freight costs as a percent of direct revenue, the result of shifts in product mix and increased costs.

Fulfillment Partner Gross Profit and Gross Margin

Our fulfillment partner business generated gross profit of $19.0 million and $28.2 million for the three months ended June 30, 2007 and 2008, respectively, a 49% improvement. Gross margin for the fulfillment partner business also increased from 18.0% in Q2 2007 to 19.0% in Q2 2008 for those respective periods.  Gross profit increased 45% to $55.3 million during the six months ended June 30, 2008 compared to $38.1 million of gross profit generated during the six months ended June 30, 2007.  For the same six-month periods, gross margin for our partner business increased 110 basis points from 17.3% in 2007 to 18.4% in 2008. The increase in gross margin is the result of 100 basis point reduction in fulfillment costs (warehousing costs, credit card fees and customer service costs) as a percentage of sales, and shifts in sales mix to higher margin products.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2007		2008		2007		2008
	(Restated)		(Restated)		(Restated)		(Restated)
Total revenue	$149,171	100.0%	$188,836	100.0%	$311,327	100.0%	$391,650	100.0%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	113,314	75.9%	145,207	76.9%	239,015	76.8%	302,067	77.1%
Fulfillment costs	9,665	6.5%	10,420	5.5%	21,510	6.9%	22,403	5.7%
Total cost of goods sold	122,979	82.4%	155,627	82.4%	260,525	83.7%	324,470	82.8%

Gross profit	$26,192	17.6%	$33,209	17.6%	$50,802	16.3%	$67,180	17.2%

As displayed in the above table, fulfillment costs during the three months ended June 30, 2007 and 2008 were $9.7 million and $10.4 million, representing 6.5% and 5.5% of total revenue for those respective periods.   For the six months ended June 30, 2007 and 2008, fulfillment costs were $21.5 million and $22.4 million or 6.9% and 5.7% of total revenue.  Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.  The decrease in fulfillment costs as a percent of revenue in both the second quarter and first six months of 2008 is the result of improved efficiencies in both our warehousing costs (including the reduction of warehouse space), and in our customer service operations.

Operating expenses

Sales and marketing.   Sales and marketing expenses totaled $8.0 million and $14.2 million for the three months ended June 30, 2007 and 2008, representing 5.3% and 7.5% of total revenue for those respective periods. Comparing quarterly periods for 2007 and 2008, sales and marketing expenses increased 79%.  For the six months ended June 30, 2007 and 2008, sales and marketing expenses increased 52% from $19.2 million in 2007 to $29.3 million in 2008, representing 6.2% and 7.5% of total revenue for those respective periods. We direct customers to our Website primarily through a number of targeted online marketing channels, such as paid search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as television, print and radio advertising.

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

Technology expenses.   Technology expenses totaled $15.2 million and $15.3 million for the three months ended June 30, 2007 and 2008, respectively, representing 10.2% of total revenue in 2007 and 8.1% in 2008.  For the six months ended June 30, 2007 and 2008, technology expenses totaled $30.2 million and $29.8 million, respectively, representing 9.7% and 7.6% of total revenue for those respective periods.

Technology expenses also included stock-based compensation related to the adoption of SFAS No. 123(R) of $188,000 and $220,000 during the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, technology expenses included stock-based compensation of $365,000 and $434,000, respectively.

General and administrative expenses.   General and administrative (“G&A”) expenses totaled $10.4 million and $10.9 million for the three months ended June 30, 2007 and 2008, respectively, representing approximately 7.0% and 5.8% of total revenue for those respective periods.  For the six months ended June 30, 2007 and 2008, G&A expenses totaled $21.1 million and $20.4 million, a decrease of 3%, representing 6.8% and 5.2% of total revenue for both periods, respectively.  The decrease in G&A expenses primarily relates to decreases in corporate facilities costs and stock-based compensation expense, offset by increases in payroll-related expenses.

We incurred stock-based compensation expense related to the adoption of SFAS No. 123(R) within general and administrative expenses of approximately $750,000, and $862,000 for the three months ended June 30, 2007 and 2008, respectively.  For the six months ended June 30, 2007 and 2008, G&A included stock-based compensation expense of $1.5 million and $1.8 million, respectively.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation and exclude non-cash restructuring costs) for the three and six months ended June 30, 2007 were $9.4 million and $18.3 million, compared to similar non-cash expense of $7.4 million and $15.3 million during the three and six-month periods ended June 30, 2008. We estimate that these non-cash expenses will be approximately $27-$28 million for the full year 2008.

Overall, our total operating expense increased 2% in Q2 over last year, while revenue increased 27% and gross profits expanded 27% for the same quarterly period.  Comparing the six-month period ended June 30, 2008 to same period in 2007, total operating expenses decreased 4%, while total revenue increased 26% and gross profit increased 32%.

Restructuring expenses.   During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007, except for the additional lease and contract termination costs related to relocating its current office facilities to the new warehouse location in 2009. Restructuring expense totaled $12.3 million for the six months ended June 30, 2007, of which $6.2 million in restructuring expense was incurred in the second quarter of 2007.  No restructuring expense was incurred during the three or six months ended June 30, 2008.  There have been no restructuring expenses recorded since Q2 2007 (see Item 1 of Part I, “Financial Statements (Unaudited) (Restated)”—Note 4—“Restructuring Expense”).

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

Interest expense is largely related to interest incurred on our convertible notes, capital leases and our credit lines. Interest expense for the three months ended June 30, 2007 and 2008 totaled $1.0 million and $888,000, respectively.  For the six months ended June 30, 2007 and 2008, interest expense totaled $2.1 million and $1.8 million, respectively.

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

Income taxes

Income taxes.   For the six months ended June 30, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and June 30, 2008, we had net operating loss carry-forwards of approximately $172.5 million and $183.9 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter (Restated)	Second Quarter (Restated)	Third Quarter (Restated)	Fourth Quarter (Restated)
2008	$202,814	$188,836
2007	162,156	149,171	$160,059	$294,516
2006	179,783	159,717	158,230	282,407
2005	165,028	153,519	166,396	310,032

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

The $12.7 million of cash provided by operations for the TTM ended June 30, 2008 was comprised of inflows related to net losses of $24.2 million offset by $30.4 million of non-cash expenses, as well as a reduction of inventory of $2.9 million, increase in accounts payable of $3.1 million, increased accrued liabilities and deferred revenue of $623,000 and $4.7 million, respectively. These were offset by operating cash outflows from an increase in accounts receivable of $2.6 million (due to an increase in the credit and account balances outstanding compared to June 30, 2007), and changes in combined prepaid inventory and prepaid expenses of $2.3 million.

For the TTM ended June 30, 2007, cash provided by operating activities was $9.4 million and was comprised of outflows from net losses of $109.5 million, offset by restructuring charges of $18.0 million, loss from discontinued operations of $8.9 million and non-cash cash expenses of $40.7 million, as well as outflows from decreases in accounts payable and accrued liabilities of $2.6 million and $5.2 million, respectively. These cash outflows were offset primarily by the cash provided from the reduction of inventory (including prepaid inventory) of $55.9 million.

For the three months ended June 30, 2007 and 2008, our operating activities resulted in net cash inflows of $14.9 million and $449,000, respectively.

The $449,000 inflow of cash and cash equivalents provided by operating activities during the three months ended June 30, 2008 was comprised of inflows from net losses of $7.4 million offset by $7.4 million of net non-cash activity, as well as cash provided from changes in inventory and accrued liabilities of $3.9 million and $36,000 respectively.  These were offset by cash outflows from changes in accounts receivable, accounts payable and deferred revenue of $700,000, $1.6 million and $927,000, respectively.

For the three months ended June 30, 2007, the $14.9 million inflow of cash and cash equivalents provided by operating activities was from net losses of $13.9 million offset by $300,000 of loss from discontinued operations, $6.2 million of non-cash restructuring costs and $9.4 million of other net non-cash activity, as well as changes in accounts receivable, inventory, prepaid inventory, prepaid expenses, accounts payable, accrued liabilities and deferred revenue of $613,000, $1.2 million, $477,000, $700,000, $4.7 million, $4.1 million and $968,000, respectively.

For the six months ended June 30, 2007 and 2008, operating activities resulted in net cash outflows of $43.3 million and $40.6 million, respectively.

For the six months ended June 30, 2008, the net cash used in operating activities of $40.6 million was mainly due to changes in prepaid expenses, accounts payable, accrued liabilities and deferred revenue of $2.9 million, $39.1 million, $12.6 million and $2.7 million, respectively. This was offset by operating cash inflows from changes in accounts receivable, inventories and prepaid inventory of $1.2 million, $11.6 million and $924,000, respectively, as well as our net losses of $12.1 million offset by depreciation and amortization of $12.4 million and stock-based compensation of $2.9 million.  Note that the significant decrease in accounts payables and accrued liabilities is due to the seasonality of our business, as payables and accruals grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.  As stated earlier, this is why we believe that the best measure of our operating cash flow is on a trailing twelve-month basis.

For the six months ended June 30, 2007, the net cash used in operating activities of $43.3 million was mainly due to changes in prepaid expenses, accounts payables, accrued liabilities and deferred revenue of $1.3 million, $30.4 million, $19.2 million and $7.7 million, respectively, in addition to net losses of $36.0 million , which were offset by depreciation and amortization of $15.7 million, restructuring charges of $12.3 million, a loss from discontinued operations of $3.9 million and stock-based compensation of $2.4 million. This was offset by operating cash inflows from changes in accounts receivable, inventories and prepaid inventories of $8.7 million, $6.9 million and $117,000, respectively.

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

During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 1 of Part I, “Financial Statements (Unaudited) “(Restated)”—Note 4—“Restructuring Expense”).

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

ITEM 4.   CONTROLS AND PROCEDURES (RESTATED)

Restatement

As discussed elsewhere in this Form 10-Q/A and in Note 3 to the consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31,2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006.  The determination to restate this previously issued financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits. Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.

Evaluation of Disclosure Controls and Procedures

In our Quarterly Report on Form 10-Q (“Original Filing”) for the period ended June 30, 2008, filed on August 4, 2008 management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by the Original Filing. Based on that evaluation, management initially concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be included in our reports filed or submitted under the Exchange Act as of such time was recorded, processed, summarized, and reported within the time period specified in the U.S. Securities and Exchange Commission’s (the “Commission”) rules and forms and such information was accumulated and communicated as appropriate to allow timely decisions regarding required disclosures.

In connection with the restatement discussed above, management of the Company, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), reevaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 pursuant to SEC Rule 13a-15(b) under the Exchange Act. As a result of such reevaluation, management has determined that the control deficiency discussed above constituted a material weakness in our system of internal control over financial reporting as of such date, which has caused us to amend our Original Filing for the period ended June 30, 2008, in order to restate our Consolidated Financial Statements as described above.

As a result of the material weakness in our internal control over financial reporting described above, management, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

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

The Company’s management nevertheless has concluded, after review of its procedures undertaken related to the reconciliation of customer refunds and credits to third party statements in order to determine the completeness and accuracy of such amounts as components of returns expense, accounts receivable and deferred revenue, and after review of its procedures undertaken related to the reconciliation of all gift cards issued to customers in order to determine the completeness and accuracy of such amounts as a component of revenue and deferred revenue, that the consolidated financial statements included in this Quarterly Report on Form 10-Q/A are fairly stated in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $7.4 million and $12.1 million for the three and six months ended June 30, 2008. As of June 30, 2008, our accumulated deficit was $264.4 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers, Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. In addition, the use of the company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operations may suffer.

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