Form 10-Q
period 2008-09-30
OVERSTOCK.COM, INC
filed 2008-11-10
CIK 1130713

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 22,745,002 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 4, 2008.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets (unaudited)

(in thousands)

	December 31, 2007	September 30, 2008
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$101,394	$43,525
Marketable securities	46,000	26,938
Cash, cash equivalents and marketable securities	147,394	70,463
Accounts receivable, net	11,208	10,081
Notes receivable (Note 5)	1,506	—
Inventories, net	25,643	17,481
Prepaid inventory	3,572	4,552
Prepaid expenses	7,572	10,935
Total current assets	196,895	113,512
Property and equipment, net	27,197	24,552
Goodwill	2,784	2,784
Other long-term assets, net	86	25
Notes receivable (Note 5)	4,181	4,589
Total assets	$231,143	$145,462
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$70,358	$34,659
Accrued liabilities	37,155	25,631
Deferred revenue	22,965	19,730
Capital lease obligations	3,796	—
Total current liabilities	134,274	80,020
Other long-term liabilities	3,034	2,642
Convertible senior notes	75,623	66,481
Total liabilities	212,931	149,143
Commitments and contingencies (Notes 8 and 9)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and September 30, 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,538 shares issued as of December 31, 2007 and September 30, 2008, respectively	2	2
Additional paid-in capital	333,909	339,062
Accumulated deficit	(252,327)	(265,999)
Treasury stock, 1,605 and 2,793 shares at cost as of December 31, 2007 and September 30, 2008, respectively	(63,278)	(76,670)
Accumulated other comprehensive loss	(94)	(76)
Total stockholders’ equity (deficit)	18,212	(3,681)
Total liabilities and stockholders’ equity (deficit)	$231,143	$145,462

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Restated)		(Restated)
Revenue
Direct revenue	$39,270	$34,176	$129,918	$125,771
Fulfillment partner revenue	120,789	152,679	341,468	452,734

Total revenue	160,059	186,855	471,386	578,505

Cost of goods sold
Direct(1)	33,268	30,633	111,193	110,307
Fulfillment partner	99,425	124,103	282,025	368,899

Total cost of goods sold	132,693	154,736	393,218	479,206

Gross profit	27,366	32,119	78,168	99,299

Operating expenses:
Sales and marketing(1)	8,835	11,934	28,081	41,197
Technology(1)	14,576	14,119	44,786	43,946
General and administrative(1)	9,724	10,321	30,842	30,751
Restructuring	—	—	12,283	—

Total operating expenses	33,135	36,374	115,992	115,894

Operating loss	(5,769)	(4,255)	(37,824)	(16,595)

Interest income	1,291	664	3,359	2,708
Interest expense	(1,029)	(847)	(3,085)	(2,636)
Other income, net	(92)	2,849	(92)	2,851

Loss from continuing operations	(5,599)	(1,589)	(37,642)	(13,672)
Loss from discontinued operations	—	—	(3,924)	—

Net loss	(5,599)	$(1,589)	(41,566)	$(13,672)

Net loss per common share — basic and diluted:
Loss from continuing operations	$(0.24)	$(0.07)	$(1.59)	$(0.60)
Loss from discontinued operations	$—	$—	$(0.17)	$—
Net loss per common share – basic and diluted	$(0.24)	$(0.07)	$(1.76)	$(0.60)
Weighted average common shares outstanding — basic and diluted	23,726	22,768	23,671	22,954

(1) Includes stock-based compensation from stock based awards as follows (Note 12):
Cost of goods sold — direct	$117	$44	$338	$143
Sales and marketing	$85	$76	$248	$246
Technology	$195	$193	$560	$627
General and administrative	$1,269	$543	$2,870	$2,707

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Loss (unaudited)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Total
Balance at December 31, 2007 (Restated)	25,423	$2	$333,909	$(252,327)	(1,605)	$(63,278)	$(94)	$18,212
Exercise of stock options	115	—	1,471	—	—	—	—	1,471
Stock-based compensation to employees and directors	—	—	3,242	—	—	—	—	3,242
Stock-based compensation to consultants in exchange for services	—	—	181	—	—	—	—	181
Stock-based compensation related to performance share plan	—	—	300	—	—	—	—	300
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Purchase of treasury stock	—	—	—	—	(1,190)	(13,452)	—	(13,452)
Comprehensive loss:
Net loss	—	—	—	(13,672)	—	—	—	(13,672)
Net unrealized loss on marketable securities	—	—	—	—	—	—	(27)	(27)
Cumulative translation adjustment	—	—	—	—	—	—	45	45
Total comprehensive loss								(13,654)
Balance at September 30, 2008	25,538	$2	$339,062	$(265,999)	(2,793)	$(76,670)	$(76)	$(3,681)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2007	2008	2007	2008	2007	2008
	(Restated)		(Restated)		(Restated)
Cash flows from operating activities of continuing operations:
Net loss	$(5,599)	$(1,589)	$(41,566)	$(13,672)	$(90,782)	$(20,142)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	—	3,924	—	8,191	—
Depreciation and amortization	7,080	5,580	22,825	17,964	34,350	24,634
Loss on disposition of property and equipment	—	—	1	—	1	—
Stock-based compensation to employees and directors	1,176	990	3,386	3,242	4,418	4,378
Stock-based compensation to consultants for services	140	(134)	280	181	272	90
Stock-based compensation for performance share plan	350	—	350	300	350	(600)
Issuance of common stock from treasury for 401(k) matching contribution	213	—	928	19	1,036	(415)
Amortization of debt discount and deferred financing fees	86	85	258	257	258	343
Asset impairment and depreciation (other non-cash restructuring)	—	—	2,169	—	2,960	—
Restructuring charges	—	—	10,114	—	14,997	—
Notes receivable accretion	(136)	(136)	(136)	(408)	(136)	(544)
Gain from early extinguishment of debt	—	(2,849)	—	(2,849)	—	(2,849)
Changes in operating assets and liabilities, net of effect of discontinued operations:

Accounts receivable, net	(942)	(104)	7,755	1,127	1,537	(1,806)
Inventories, net	(6,792)	(3,445)	152	8,162	40,877	6,237
Prepaid inventory	(2,879)	(1,904)	(2,762)	(980)	(979)	451
Prepaid expenses	(1,522)	(454)	(2,784)	(3,363)	(1,065)	(678)
Other long-term assets, net	100	—	366	—	967	105
Accounts payable	4,222	3,442	(26,199)	(35,699)	(10,253)	2,349
Accrued liabilities	(444)	1,109	(19,608)	(11,524)	(3,084)	2,176
Deferred revenue	2,605	(533)	(5,096)	(3,235)	2,392	1,606
Other long-term liabilities	(114)	(333)	(114)	(392)	(114)	(471)

Net cash provided by (used in) operating activities of continuing operations	(2,456)	(275)	(45,757)	(40,870)	6,193	14,864

Cash flows from investing activities of continuing operations:
Purchases marketable securities	(7,783)	(10,186)	(29,164)	(35,548)	(29,164)	(81,601)
Sales and maturities of marketable securities	8,924	13,298	12,324	54,637	12,324	71,571
Expenditures for property and equipment	(316)	(8,809)	(2,232)	(15,258)	(5,998)	(15,669)
Proceeds from the sale of discontinued operations, net of cash transferred	—	—	9,892	—	9,892	—
Collection of note receivable	502	250	5,196	1,506	5,196	1,506
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—	—	(102)	—

Net cash (used in) provided by investing activities of continuing operations	1,327	(5,447)	(3,984)	5,337	(7,852)	(24,193)

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5)	—	(5,256)	(3,796)	(5,335)	(3,801)
Drawdown on line of credit	—	1,326	1,169	7,722	9,347	8,976
Payments on line of credit	—	(1,326)	(1,169)	(7,722)	(9,347)	(8,976)
Issuance of common stock in offerings, net of issuance costs	—	—	—	—	39,406	—
Purchase of treasury stock	—	(1,452)	—	(13,452)	—	(13,452)
Payments to retire senior convertible senior notes	—	(6,550)	—	(6,550)	—	(6,550)
Exercise of stock options	261	547	2,182	1,471	2,449	2,519

Net provided by (used in) financing activities of continuing operations	256	(7,455)	(3,074)	(22,327)	36,520	(21,284)

Effect of exchange rate changes on cash	(26)	23	(5)	(9)	18	(7)
Cash (used in) provided by operating activities from discontinued operations	—	—	(204)	—	1,265	—
Cash used in investing activities of discontinued operations	—	—	(53)	—	(276)	—

Net increase (decrease) in cash and cash equivalents	(899)	(13,154)	(53,077)	(57,869)	35,868	(30,620)
Change in cash and cash equivalents from discontinued operations	—	—	257	—	(990)	—
Cash and cash equivalents, beginning of period	75,044	56,679	126,965	101,394	39,267	74,145

Cash and cash equivalents, end of period	$74,145	$43,525	$74,145	$43,525	$74,145	$43,525

Supplemental disclosure of cash flow information:
Interest paid	$142	$847	$2,378	$3,010	$4,104	$4,514
Deemed dividend on redeemable common stock	—	—	—	—	33	—
Lapse of rescission rights on redeemable common stock	—	—	—	—	2,431	—
Promissory note received for deconsolidation of variable interest entity	—	—	6,000	—	6,000	—
Promissory notes received as proceeds from sale of discontinued operations	—	—	—	—	6,702	—
Prior year discretionary 401(k) contribution	—	—	408	—	408	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2007. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Revenue recognition

The Company derives revenue related to merchandise sales primarily from two sources: direct revenue and fulfillment partner revenue. Fulfillment partner revenue also includes listing fees and commissions collected from products being listed and sold through the Auctions section of its Website, advertisement and lead generation revenue derived from its Cars listing site, and advertising revenue generated by its Real Estate site. The Company has organized its operations into two principal segments based on these primary sources of revenue (see Note 13 — “Business Segments”).

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

The Company evaluates the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, is subject to credit risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when accepted by its customers, are treated as a reduction to the sales price of the related transaction.

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

The auctions site allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, the Company is not considered the seller of the items sold on the auctions site and has no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Auctions revenues were insignificant during the three and nine months ended September 30, 2007 and 2008, and are included in the fulfillment partner segment, as they are not large enough to separate out as a segment.

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

The Company began selling products through its Website to customers outside the United States in late August 2008. The initial launch included Canada, the U.K., Germany and 31 other European countries. The Company does not have operations outside United States, and is utilizing a U.S. based third party to provide logistics and fulfillment for all international orders.    Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product that is ordered is shipped from our warehouses or from a fulfillment partner.

Deferred revenue

Payment is generally required by credit card at the point of sale. Amounts owed or received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, the Company sells gift cards and records related deferred revenue at the time of the sale.  Revenue from a gift card is recognized when a customer redeems it. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote.

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

During the three months ended September 30, 2007 and 2008, the Company capitalized $209,000 and $5.1 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.2 million and $2.9 million for those respective periods.  For the nine months ended September 30, 2007 and 2008, the Company capitalized $1.7 million and $7.7 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $10.3 million and $9.1 million, respectively.

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: (i) a commission for traffic driven to the Website that generates a sale, and (ii) based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $7.8 million and $10.6 million during the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, advertising expenses totaled $25.5 million and $37.6 million, respectively.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 157, Fair Value Measurements (“SFAS No.157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, (“FSP”), FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for fiscal 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets was determined using the following levels of inputs as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008:
	Total	Level 1	Level 2	Level 3

Assets:

Cash equivalents — Money market mutual funds	$19,776	$19,776	$—	$—
Available-for-sale securities	26,938	26,938	—	—
Total assets	$46,714	$46,714	$—	$—

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

The following table sets forth the computation of basic and diluted loss per share for the periods indicated (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Restated)		(Restated)
Loss from continuing operations	$(5,599)	$(1,589)	$(37,642)	$(13,672)
Loss from discontinued operations	—	—	(3,924)	—

Net loss	$(5,599)	$(1,589)	$(41,566)	$(13,672)

Weighted average common shares outstanding—basic	23,726	22,768	23,671	22,954
Effective of dilutive securities:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Convertible senior notes	—	—	—	—
Shares under the Performance Share Plan	—	—	—	—
Weighted average common shares outstanding—diluted	23,726	22,768	23,671	22,954
Net loss per common share—basic and diluted:
Loss from continuing operations	$(0.24)	$(0.07)	$(1.59)	$(0.60)
Loss from discontinued operations	$—	$—	$(0.17)	$—
Net loss per common share—basic and diluted	$(0.24)	$(0.07)	$(1.76)	$(0.60)

The stock options, restricted stock units, convertible senior notes outstanding and shares under the Performance Share Plan were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive. The number of stock options outstanding at September 30, 2007 and 2008 was 1,176,000 and 986,000, respectively.  In the first nine months of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 12,000 stock options and 486,000 restricted stock units to officers and employees of the Company.  As of September 30, 2008, there were 455,000 restricted stock units outstanding (see Note 12 – “Stock Based Awards”).  As of September 30, 2008, the Company had $67.5 million of convertible senior notes outstanding, which could potentially convert into 885,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 for fiscal 2008; however, it did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of SFAS No. 162 did not result in a change to the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. The Company anticipates that the adoption of FSP APB 14-1 will not have a material impact on its consolidated financial statements.

3.   RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Overstock.com, Inc. (the “Company”) is restating its consolidated financial statements for the quarter ended September 30, 2007 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers.

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

These errors impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statement of operations.  As a result, revenue, net of returns expense, was misstated in the consolidated statement of operations for the three and nine months ended September 30, 2007 and accounts receivable and deferred revenue were misstated in the consolidated balance sheet as of December 31, 2007.  The amounts of these errors were determined to be material to the consolidated financial statements.

The effect of these error corrections on the Consolidated Results of Operations for the quarter ended September 30, 2007 is to increase the net loss by $634,000 (including decreasing $286,000 of direct revenue and $769,000 of fulfillment partner revenue and $75,000 of direct cost of goods sold and $346,000 of fulfillment partner cost of goods sold). The effect of these error corrections on the Consolidated Results of Operations for the nine months ended September 30, 2007 is to increase the net loss by $1.5 million (including decreasing $419,000 of direct revenue and $547,000 of fulfillment partner revenue and increasing $114,000 of direct cost of goods sold and $445,000 of fulfillment partner cost of goods sold).

In addition, from the Company’s inception through the third quarter of 2007, the Company had recorded revenue based on product ship date.  In the fourth quarter of 2007, the Company determined that it should not record revenue until product delivery date because risk of loss transfers to the customer upon delivery and acceptance.  In the fourth quarter of 2007, the Company performed a detailed analysis of this error and determined that the impact of this error on any prior annual or interim period was not material and the impact of recording the cumulative effect of the error in the fourth quarter of 2007 was immaterial to the full year.  Therefore, the Company recorded the cumulative effect of the error in the fourth quarter of 2007. However, as the Company is now restating its previously issued consolidated financial statements to correct accounting errors related to customer refunds and credits and gift cards issued to customers, it has reversed the cumulative effect of the correction of the error in the fourth quarter of 2007 and restated all prior periods to reflect revenue recognition based on the product’s estimated delivery date in its consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (see Note 2 –“Accounting Policies”).  The Company also recorded other miscellaneous adjustments as part of this restatement that were previously identified but determined to be immaterial.

The effect of this error correction relating to product delivery date on the Consolidated Results of Operations for the quarter ended September 30, 2007 is to increase the net loss by $261,000 (including recognizing $110,000 direct revenue and deferring $926,000 of fulfillment partner revenue and recognizing a corresponding $183,000 of direct cost of goods sold and $738,000 of fulfillment partner cost of goods sold).  The effect of this error correction on the Consolidated Results of Operations for the nine months ended September 30, 2007 is to increase the net loss by $186,000 (including recognizing $1.6 million of direct revenue and $1.9 million of fulfillment partner revenue and recognizing a corresponding $2.3 million of direct cost of goods sold and $1.4 million of fulfillment partner cost of goods sold).  There was no effect of this error correction on the Consolidated Results of Operations for the three or nine months ended September 30, 2008 as this error was corrected by the Company during the fourth quarter of 2007.

The consolidated statements of operations for the three and nine months ended September 30, 2007, the consolidated balance sheet as of December 31, 2007 and statements of cash flows for the three, nine and twelve months ended September 30, 2007 have been restated as follows:

Consolidated Statements of Operations

(in thousands, except per share data)

	Quarter Ended September 30, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$39,446	(176)	$39,270
Fulfillment partner	122,484	(1,695)	120,789

Total revenue	161,930	(1,821)	160,059

Cost of goods sold
Direct	33,160	108	33,268
Fulfillment partner	100,509	(1,084)	99,425

Total cost of goods sold	133,669	(976)	132,693

Gross profit	28,261	(895	27,366

Operating expenses:
Sales and marketing	8,835	—	8,835
Technology	14,576	—	14,576
General and administrative	9,724	—	9,724
Restructuring	—	—	—

Total operating expenses	33,135	—	33,135

Operating loss	(4,874)	(895)	(5,769)

Interest income	1,291	—	1,291
Interest expense	(1,029)	—	(1,029)
Other income, net	(92)	—	(92)

Loss from continuing operations	(4,704)	(895)	(5,599)
Loss from discontinued operations	—	—	—
Net loss	(4,704)	(895)	(5,599)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(4,704)	$(895)	$(5,599)

Net loss per common share — basic and diluted
Loss from continuing operations	$(0.20)	$(0.04)	$(0.24)
Loss from discontinued operations	$—	$—	$—
Net loss per common share – basic and diluted	$(0.20)	$(0.04)	$(0.24)
Weighted average common shares outstanding — basic and diluted	23,726		23,726

Consolidated Statements of Operations

(in thousands, except per share data)

	Nine Months Ended September 30, 2007
	As Previously Reported	Adjustments	As Restated

Revenue
Direct	$128,725	174	$129,918
Fulfillment partner	240,102	1,889	341,468

Total revenue	468,827	2,063	471,386

Cost of goods sold
Direct	108,801	608	111,193
Fulfillment partner	280,147	3,166	282,025

Total cost of goods sold	388,948	3,774	393,218

Gross profit	79,879	(1,711)	78,168

Operating expenses:
Sales and marketing	28,081	—	28,081
Technology	44,786	—	44,786
General and administrative	30,842	—	30,842
Restructuring	12,283	—	12,283

Total operating expenses	115,992	—	115,992

Operating loss	(36,113)	(1,711)	(37,824)

Interest income	3,359	—	3,359
Interest expense	(3,085)	—	(3,085)
Other income, net	(92)	—	(92)

Loss from continuing operations	(35,931)	(1,711)	(37,642)
Loss from discontinued operations	(3,924)	—	(3,924)
Net loss	(39,855)	(1,711)	(41,566)
Deemed dividend related to redeemable common shares	—	—	—

Net loss attributable to common shares	$(39,855)	$(1,711)	$(41,566)

Net loss per common share — basic and diluted
Loss from continuing operations	$(1.52)	$(0.07)	$(1.59)
Loss from discontinued operations	$(0.17)	$—	$(0.17)
Net loss per common share – basic and diluted	$(1.69)	$(0.07)	$(1.76)
Weighted average common shares outstanding — basic and diluted	23,671		23,671

Consolidated Balance Sheets

(in thousands)

	As of December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$101,394	$—	$101,394
Marketable securities	46,000	—	46,000
Cash, cash equivalents and marketable securities	147,394	—	147,394
Accounts receivable, net	12,304	(1,096)	11,208
Note receivable	1,506	—	1,506
Inventories, net	25,933	(290)	25,643
Prepaid inventory	3,572	—	3,572
Prepaid expenses	7,572	—	7,572

Total current assets	198,281	(1,386)	196,895

Property and equipment, net	27,197	—	27,197
Goodwill	2,784	—	2,784
Other long-term assets, net	86	—	86
Notes receivable	4,181	—	4,181

Total assets	232,529	$(1,386)	$231,143

Liabilities, Redeemable Securities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,648	$(290)	$70,358
Accrued liabilities	35,241	1,914	37,155
Deferred revenue	17,357	5,608	22,965
Capital lease obligations, current	3,796	—	3,796

Total current liabilities	127,042	7,232	134,274

Other long-term liabilities	3,034	—	3,034
Convertible senior notes	75,623	—	75,623

Total liabilities	205,699	7,232	212,931

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 shares issued as of December 31, 2007	2	—	2
Additional paid-in capital	333,909	—	333,909
Accumulated deficit	(243,709)	(8,618)	(252,327)
Treasury stock, 1,605 shares at cost as of December 31, 2004	(63,278)	—	(63,278)
Accumulated other comprehensive loss	(94)	—	(94)

Total stockholders’ equity	26,830	(8,618)	18,212

Total liabilities, redeemable securities and stockholders’ equity	$232,529	$(1,386)	$231,143

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30, 2007
	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:

Net loss	$(4,704)	$(895)	$(5,599)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	—	—
Depreciation and amortization	7,080	—	7,080
Loss on disposition of property and equipment	—	—	—
Stock-based compensation to employees and directors	1,176	—	1,176
Stock-based compensation to consultants for services	140	—	140
Stock-based compensation for performance share plan	350	—	350
Issuance of common stock from treasury for 401(k) matching contribution	213	—	213
Amortization of debt discount and deferred financing fees	86	—	86
Asset impairment and depreciation (other non cash restructuring)	—	—	—
Restructuring charges	—	—	—
Notes receivable accretion	(136)	—	(136)
Gain from early extinguishment of debt	—	—	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	335	(1,277)	(942)
Inventories, net	(6,975)	183	(6,792)
Prepaid inventory	(2,879)	—	(2,879)
Prepaid expenses	(1,522)	—	(1,522)
Other long-term assets, net	100	—	100
Accounts payable	4,960	(738)	4,222
Accrued liabilities	(616)	172	(444)
Deferred revenue	50	2,555	2,605
Other long-term liabilities	(114)	—	(114)

Net cash provided by (used in) operating activities of continuing operations	(2,456)	—	(2,456)

Cash flows from investing activities of continuing operations:

Purchases marketable securities	(7,783)	—	(7,783)
Sales and maturities of marketable securities	8,924	—	8,924
Expenditures for property and equipment	(316)	—	(316)
Proceeds from the sale of discontinued operations, net of cash transferred	—	—	—
Collection of note receivable	502	—	502
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash (used in) provided by investing activities of continuing operations	1,327	—	1,327

Cash flows from financing activities of continuing operations:

Payments on capital lease obligations	(5)	—	(5)
Drawdown on line of credit	—	—	—
Payments on line of credit	—	—	—
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	—	—	—
Payments to retire senior convertible senior notes	—	—	—
Exercise of stock options	261	—	261

Net provided by (used in) financing activities of continuing operations	256	—	256

Effect of exchange rate changes on cash	(26)	—	(26)
Cash (used in) provided by operating activities from discontinued operations	—	—	—
Cash used in investing activities of discontinued operations	—	—	—
Net increase (decrease) in cash and cash equivalents	(899)	—	(899)
Change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents, beginning of period	75,044	—	75,044

Cash and cash equivalents, end of period	$74,145	—	$74,145

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine months ended September 30, 2007
	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:

Net loss	$(39,855)	$(1,711)	$(41,566)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	3,924	—	3,924
Depreciation and amortization	22,825	—	22,825
Loss on disposition of property and equipment	1	—	1
Stock-based compensation to employees and directors	3,386	—	3,386
Stock-based compensation to consultants for services	280	—	280
Stock-based compensation for performance share plan	350	—	350
Issuance of common stock from treasury for 401(k) matching contribution	928	—	928
Amortization of debt discount and deferred financing fees	258	—	258
Asset impairment and depreciation (other non cash restructuring)	2,169	—	2,169
Restructuring charges	10,114	—	10,114
Notes receivable accretion	(136)	—	(136)
Gain from early extinguishment of debt	—	—	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	3,731	4,024	7,755
Inventories, net	(2,126)	2,278	152
Prepaid inventory	(2,762)	—	(2,762)
Prepaid expenses	(2,784)	—	(2,784)
Other long-term assets, net	366	—	366
Accounts payable	(27,632)	1,433	(26,199)
Accrued liabilities	(19,367)	(241)	(19,608)
Deferred revenue	687	(5,783)	(5,096)
Other long-term liabilities	(114)	—	(114)

Net cash provided by (used in) operating activities of continuing operations	(45,757)	—	(45,757)

Cash flows from investing activities of continuing operations:

Purchases marketable securities	(29,164)	—	(29,164)
Sales and maturities of marketable securities	12,324	—	12,324
Expenditures for property and equipment	(2,232)	—	(2,232)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892
Collection of note receivable	5,196	—	5,196
Decrease in cash resulting from de-consolidation of variable interest entity	—	—	—

Net cash (used in) provided by investing activities of continuing operations	(3,984)	—	(3,984)

Cash flows from financing activities of continuing operations:

Payments on capital lease obligations	(5,256)	—	(5,256)
Drawdown on line of credit	1,169	—	1,169
Payments on line of credit	(1,169)	—	(1,169)
Issuance of common stock in offerings, net of issuance costs	—	—	—
Purchase of treasury stock	—	—	—
Payments to retire senior convertible senior notes	—	—	—
Exercise of stock options	2,182	—	2,182

Net provided by (used in) financing activities of continuing operations	(3,074)	—	(3,074)

Effect of exchange rate changes on cash	(5)	—	(5)
Cash (used in) provided by operating activities from discontinued operations	(204)	—	(204)
Cash used in investing activities of discontinued operations	(53)	—	(53)

Net increase (decrease) in cash and cash equivalents	(53,077)	—	(53,077)
Change in cash and cash equivalents from discontinued operations	257	—	257
Cash and cash equivalents, beginning of period	126,965	—	126,965

Cash and cash equivalents, end of period	$75,145	—	$75,044

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Twelve months ended September 30, 2007
	As Reported	Adjustments	As Restated

Cash flows from operating activities of continuing operations:

Net loss	$(85,469)	$(5,313)	$(90,782)
Adjustments to reconcile net loss to cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	8,191	—	8,191
Depreciation and amortization	34,350	—	34,350
Loss on disposition of property and equipment	1	—	1
Stock-based compensation to employees and directors	4,418	—	4,418
Stock-based compensation to consultants for services	272	—	272
Stock-based compensation for performance share plan	350	—	350
Issuance of common stock from treasury for 401(k) matching contribution	1,036	—	1,036
Amortization of debt discount and deferred financing fees	258	—	258
Asset impairment and depreciation (other non cash restructuring)	2,960	—	2,960
Restructuring charges	14,997	—	14,997
Notes receivable accretion	(136)	—	(136)
Gain from early extinguishment of debt	—	—	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Accounts receivable, net	(1,201)	2,738	1,537
Inventories, net	40,396	481	40,877
Prepaid inventory	(979)	—	(979)
Prepaid expenses	(1,065)	—	(1,065)
Other long-term assets, net	967	—	967
Accounts payable	(9,353)	(900)	(10,253)
Accrued liabilities	(4,575)	1,491	(3,084)
Deferred revenue	889	1,503	2,392
Other long-term liabilities	(114)	—	(114)

Net cash provided by (used in) operating activities of continuing operations	6,193	—	6,193

Cash flows from investing activities of continuing operations:

Purchases marketable securities	(29,164)	—	(29,164)
Sales and maturities of marketable securities	12,324	—	12,324
Expenditures for property and equipment	(5,998)	—	(5,998)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	9,892
Collection of note receivable	5,196	—	5,196
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	(102)

Net cash (used in) provided by investing activities of continuing operations	(7,852)	—	(7,852)

Cash flows from financing activities of continuing operations:

Payments on capital lease obligations	(5,335)	—	(5,335)
Drawdown on line of credit	9,347	—	9,347
Payments on line of credit	(9,347)	—	(9,347)
Issuance of common stock in offerings, net of issuance costs	39,406	—	39,406
Purchase of treasury stock	—	—	—
Payments to retire senior convertible senior notes	—	—	—
Exercise of stock options	2,449	—	2,449

Net provided by (used in) financing activities of continuing operations	36,520	—	36,520

Effect of exchange rate changes on cash	18	—	18
Cash (used in) provided by operating activities from discontinued operations	1,265	—	1,265
Cash used in investing activities of discontinued operations	(276)	—	(276)

Net increase (decrease) in cash and cash equivalents	35,868	—	35,868
Change in cash and cash equivalents from discontinued operations	(990)	—	(990)
Cash and cash equivalents, beginning of period	39,267	—	39,267

Cash and cash equivalents, end of period	$74,145	—	$74,145

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

Restructuring liabilities along with charges to expense, cash payments or accelerated depreciation of leasehold improvements associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2007	Charges to Expense	Cash payment	Balance 09/30/2008
Lease and contract termination costs	$4,035	$—	$(737)	$3,298
Total	$4,035	$—	$(737)	$3,298

Of the $3.3 million of restructuring liabilities, $2.6 million is classified in the balance sheet as “Other long-term liabilities”, with the remainder in accrued liabilities.

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007. There were no restructuring charges during the nine months ended September 30, 2008.  The costs incurred to date within each restructuring category approximate the costs that the Company had anticipated at the beginning of the program. The Company intends to move its corporate office facilities into new warehouse space leased on April 8, 2008 (see Note 9 — “Commitments and Contingencies”).  The Company believes that, except for the additional lease and contract termination costs related to relocating its current office facilities to the new warehouse location, the restructuring program is substantially complete.

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 4, management decided to sell OTravel.  The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS No. 144”), which requires that long-lived assets be classified as held for sale only when certain criteria are met.  The Company classified the OTravel assets and liabilities as “held for sale” as it met these criteria as of December 31, 2006, which included: management’s commitment to a plan to sell the assets; availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; assets are being marketed at reasonable prices in relation to their fair value; and the unlikelihood  that significant changes will be made to the plan. The travel business was not part of the Company’s core business operations and was no longer part of its strategic focus. The results of operations for the subsidiary were included in the fulfillment partner segment prior to being classified as discontinued operations.

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

6.  MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three or nine months ended September 30, 2007 or 2008.

As of September 30, 2008, the Company’s marketable securities consisted of U.S. agency securities, commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases or credit card receivables. All marketable securities are classified as available-for-sale securities. The following table summarizes the Company’s marketable security investments as of September 30, 2008 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$15,956	$(18)	$15,938
Commercial Paper	9,967	(11)	9,956
Asset-Backed Securities	1,042	2	1,044

Total available-for-sale investments	$26,965	$(27)	$26,938

There were no realized gains and losses on sales of marketable securities during the three and nine months ended September 30, 2007 and 2008.

7.  OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Net loss	$(5,599)	$(1,589)	$(41,566)	$(13,672)
Net unrealized gain (loss) on marketable securities	1	(24)	2	(27)
Foreign currency translation adjustment	(26)	77	(5)	45

Comprehensive loss	$(5,624)	$(1,536)	$(41,569)	$(13,654)

8.  BORROWINGS

Wells Fargo Operational Credit Agreement

The Company has a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support operations, namely, inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires the Company to comply with certain covenants, including restrictions on mergers, business combinations and transfers of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo, and therefore the facility does not provide additional liquidity to the Company.

At September 30, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $1.9 million were issued on behalf of the Company.

Wells Fargo Retail Finance Agreement

The Company is a party to a Loan and Security Agreement (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $40.0 million. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The conditions to the Company’s use of the facility include a 45-day advance notice requirement. The WFRF Agreement contains standard default provisions and expires on December 12, 2008. The Company is currently negotiating to extend the term of the agreement, although there can be no assurance that it will be able to do so.

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties. At September 30, 2008, no amounts were outstanding and, subject to the advance notice requirement, availability under the WFRF Agreement was $12.2 million.

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Company uses the Purchasing Card primarily for business purpose purchasing and must pay it in full each month.  Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.  At September 30, 2008, $809,000 was outstanding and

$4.2 million was available under the Purchasing Card.

Capital leases

Software and equipment relating to expired capital leases totaled $19.8 million at September 30, 2007 and 2008, with accumulated depreciation of $14.7 million and $19.3 million at those respective dates. Depreciation of assets recorded under expired capital leases was $1.4 million and $836,000 during the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, depreciation of assets recorded under capital leases was $4.2 million and $3.2 million, respectively. As of September 30, 2008, the Company had no remaining capital leases.

3.75% Convertible senior notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $86,000 and $85,000 during the three months ended September 30, 2007 and 2008, respectively. For the nine months ended September 30, 2007 and 2008, amortization of discount and debt issuance costs totaled $258,000 and $257,000, respectively.  Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 885,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

Under the repurchase program discussed at Note 11 – “Stock and Debt Repurchase Program”, the Company retired $9.5 million of the Senior Notes during the quarter ended September 30, 2008 for $6.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $142,000 of associated unamortized discount.  As of September 30, 2008, $67.5 million of the Senior Notes remained outstanding.

9.  COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

In July 2005, the Company leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of this lease is $30.4 million, of which approximately $4.0 million is payable in the next twelve months.  $8.0 million of the total lease obligation is offset by estimated sublease payments, of which $1.0 million is anticipated to be received in the next twelve months.

In the fourth quarter of 2006, the Company commenced implementation of a facilities consolidation and restructuring program. Under the program, the Company recorded $638,000 of accelerated amortization of leasehold improvements related to its subleased office facilities, and $450,000 of costs incurred to return its office facilities to their original condition as required by the lease agreement.

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

The Company currently leases 795,000 square feet for its warehouse facilities in Utah under operating leases which expire in August 2012 and August 2015.

On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that the Company will lease the New Warehouse in stages: on October 15, 2008, the Company leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, the Company will lease a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet, less any space being used for the customer service facility and/or corporate office space.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term.   Including the space now leased in the New Warehouse, the Company currently has warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas Lease, the Company plans to consolidate from three facilities to two leased warehouse facilities in Salt Lake City.  The warehouse being consolidated is under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel the Company’s lease of that facility without any early termination penalty.  The Natomas Lease anticipates that the Company may construct a corporate office facility within the New Warehouse.  The Company constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.  The Company intends to move its corporate office facility to the New Warehouse in the future.

Co-location data center

In July 2005, the Company entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and the Company would commence to lease the space upon its completion for a term of ten years. However, during the fourth quarter of 2006, the Company made the determination to consolidate its facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which the Company incurred a $4.6 million restructuring charge (see Note 4—“Restructuring Expense”).

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

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases described above are as follows (in thousands):

Payments due by period
2009	$8,060
2010	8,582
2011	8,919
2012	9,109
2013	8,253
Thereafter	17,161
$60,084

Rental expense for operating leases totaled $2.9 million and $1.7 million for the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, rental expense totaled $10.4 million and $7.5 million, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals; the Company is in the process of dismissing its case against those parties.  The remaining parties in the case are in the discovery phase of the case. The Company intends to continue to pursue this action vigorously against all of the Rocker entities and their principals. The court has set an April 27, 2009 trial date; however, the Rocker parties have moved to postpone the trial date.

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham.  In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity.  In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices.  In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, Copper River dismissed its complaints against Mr. Fisher. The parties are in the discovery phase of the case. The Company intends to defend the Copper River cross-complaint vigorously.

On January 30, 2008, Gradient Analytics, Inc. filed a motion for leave to file a cross-complaint against the Company and Patrick Byrne. Neither the Company nor Patrick Byrne opposed this motion.  On April 14, 2008 the court granted this motion and Gradient Analytics filed a cross-complaint against the Company and Patrick Byrne. The Gradient Analytics cross-complaint alleges that the Company and Dr. Byrne engaged in violations of California’s unfair business practices act, interference with prospective business advantage, and libel. On July 9, 2008, the court dismissed three of Gradient Analytics’ claims against Dr. Byrne based on statute of limitations grounds (but allowed for Gradient to amend its complaint) and restricted Gradient Analytics’ claim for unfair business practices, disallowing the possibility of money damages on that claim, and limiting it only to possible injunctive relief if Gradient Analytics proves the claim at trial.  On July 25, 2008, Gradient Analytics filed a First Amended Cross-Complaint again alleging that the Company and Dr. Byrne engaged in violations of California’s unfair business practices act, interference with prospective business advantage, and libel. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals; Gradient Analytics is in the process of dismissing its case against the Company and Dr. Byrne.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The bankruptcy may adversely affect our ability to collect a judgment against Lehman.  Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or our ability to collect a judgment.  The parties have begun discovery in this case. The Company intends to vigorously prosecute this action.

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

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require internet sellers to collect and remit New York sales taxes on their New York sales, even if the seller has no New York tax “nexus” other than with New York based independent contractors who are internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company.    New York has not answered the complaint, but has filed a motion to dismiss.  The Company has responded to the motion and filed a motion for summary judgment. The court has not ruled on either motion.  The case is in its early phase.

On June 6, 2008, the Company along with other defendants was sued in the United States District Court for the Eastern District of Texas, Marshall Division, by Transauction, LLC.  The suit alleged the Company and other defendants infringed a patent owned by Transauction. The patent concerned processes by which an internet auction seller may become bonded for an internet auction sales transaction.  At no cost to the Company, its auction bonding vendor settled the case by purchasing a license covering the alleged infringing use.  On August 12, 2008, the case was dismissed.

10.  INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable. The Company carries specific and general liability insurance policies that the Company believes would, in most circumstances, provide some, if not total, reimbursement for any claims arising from these indemnifications.

11. STOCK AND DEBT REPURCHASE PROGRAM

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.2 million shares of its common stock in open market purchases for $13.5 million during the nine months ended September 30, 2008 (80,000 shares were acquired during the three months ended September 30, 2008 for $1.5 million).

In addition, during the third quarter of 2008, the Company retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, the Company recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of September 30, 2008, $67.5 million of Senior Notes remain outstanding.  The Company had fully utilized the authorized $20.0 million repurchase program as of September 30, 2008.

12. STOCK BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment (“SFAS No.123(R)”) for the three and nine months ended September 30, 2007 and 2008 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008

Stock options	$1,316	$581	$3,666	$2,815
Restricted stock units	—	275	—	608
Performance shares	350	—	350	300

Total stock-based compensation expense	$1,666	$856	$4,016	$3,723

Stock Options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. No stock options were granted in the three months ended September 30, 2008.  The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the nine months ended September 30, 2007 and September 30, 2008 were as follows:

	Nine months ended
	September 30.
	2007	2008
Dividend yield	None	None
Expected volatility	61.7%	61.9%
Risk-free interest rate	4.47%	2.70%
Expected life (in years)	6.3	6.3
Weighted average fair value of options granted	$10.69	$10.67

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on our historical stock prices.  The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined on historical experience of similar awards, giving consideration to contractual terms and vesting provisions of the stock-based awards.  For 2007, option grants, the Company elected to use the “simplified method” as discussed in SAB 107 to develop the estimate for expected term.  The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus the expected dividend yield used in the calculation is zero.

Restricted Stock Units

During the third quarter of 2008, the Compensation Committee of the Board of Directors approved grants of approximately 2,000 restricted stock units to officers and employees of the Company.  For the nine months ended September 30, 2008, 486,000 restricted stock units were granted.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company.  At September 30, 2008, there were 455,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair values of restricted stock units granted during the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended	Nine months ended
	September 30, 2008	September 30. 2008
Weighted average fair value of restricted stock units granted	$17.90	$12.66

Performance Share Plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees of the Company. The Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

The performance goal is measured by growth in economic value, as defined in the Plan. The amount of payments due to participants under the Plan will be a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the Plan are subject to Board discretion.  Amounts payable under the Plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, the Company recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors. If the Company were to use different assumptions, the estimated compensation charges could be significantly different.

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

As of September 30, 2008, the Company has recognized $1.3 million in total compensation expense under the Plan. The Company recognized $350,000 and zero in compensation expense under the Plan during the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, the Company recognized $350,000 and $300,000, respectively, in compensation expense related to the Performance Share Plan.

13. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three or nine months ended September 30, 2007 and 2008. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2007 and 2008 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment Partner	Consolidated	Direct	Fulfillment partner	Consolidated
2007 (Restated)
Revenue	$39,270	$120,789	$160,059	$129,918	$341,468	$471,386
Cost of goods sold	33,268	99,425	132,693	111,193	282,025	393,218

Gross profit	$6,002	$21,364	27,366	$18,725	$59,443	78,168
Operating expenses			(33,135)			(115,992)
Other income (expense), net			170			182

Loss from continuing operations			$(5,599)			$(37,642)

2008
Revenue	$34,176	$152,679	$186,855	$125,771	$452,734	$578,505
Cost of goods sold	30,633	124,103	154,736	110,307	368,899	479,206

Gross profit	$3,543	$28,576	32,119	$15,464	$83,835	99,299
Operating expenses			(36,374)			(115,894)
Other income (expense), net			2,666			2,923

Loss from continuing operations			$(1,589)			$(13,672)

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

For the three and nine months ended September 30, 2007 and 2008, over 99% of sales were made to customers in the United States of America. No individual geographical area accounted for more than 10% of net sales in any of the periods presented. At December 31, 2007 and September 30, 2008, all of the Company’s fixed assets were located in the United States of America.

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

Restatement

We are restating our consolidated financial statements and other financial information for the quarter ended September 30, 2007 to correct errors related to the accounting for customer refunds and credits and the accounting for gift cards issued to customers. Additionally, we are correcting previously identified immaterial errors.

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, videocassettes and video games (“BMMG”). We operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as an online site for dealers to list and customers to find cars for sale, and a real estate site that allows buyers to identify properties listed for sale.

We are based in Salt Lake City, Utah, and were founded in 1997. We launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 121,000 products under multiple departments under the shopping tab on our Website, and 500,000 media products in the Books etc. department on our Website.

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

Our Business

We utilize the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 13—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist, restaurant, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website.

Direct business

Our direct business includes merchandise sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three and nine months ended September 30, 2008, we fulfilled approximately 19% of all orders through our warehouses, which generally ship between 5,000 and 8,000 orders per day and up to approximately 34,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with 990 third parties that post approximately 116,000 non-BMMG products, as well as most of the BMMG products (found in the Books etc. department) on our Website.

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

Auctions business

We operate an online auctions service as part of our Website. Our auctions service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auctions service, and for these sales, we record the revenue on a gross basis. Revenue from our auctions business is included in the fulfillment partner segment, as it is not significant enough to segregate as a segment.

Car listing business

We operate an online site for listing cars for sale as a part of our Website. The car listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact them for further information and negotiations on the purchase of an advertised vehicle. Revenue in the form of monthly listing fees paid by dealers is recorded on a net basis and is included in the fulfillment partner segment, as it is not significant enough to separate out as a segment.

Real Estate listing business

We operate an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings.  Advertising revenue from the real estate business is included in the fulfillment partner segment, as it is not significant enough to separate out as a segment.

International business

We began selling products through our website to customers outside the United States in late August 2008. The initial launch included Canada, the U.K., Germany and 31 other European countries. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders.  Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Business Restructuring

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”).

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline national radio, television and other advertising. Our advertising expenses totaled approximately $7.8 million and $10.6 million for the three months ended September 30, 2007 and 2008, respectively, representing 89% of sales and marketing expenses for both of those respective periods.  For the nine months ended September 30, 2007 and 2008, our advertising expense totaled approximately $25.5 million and $37.6 million, respectively, representing 91% of sales and marketing expenses for both of those respective periods.

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

Commentary—Revenue.   Total revenue for Q3 2008 increased to $186.9 million, a 17% improvement over Q3 2007. While growth slowed from the 26% we experienced during the first half of 2008, it accelerated from the 1% we experienced this quarter last year. Fulfillment partner revenue continues to grow (26% year-over-year growth during Q3 and 33% year-to-date growth) and accounted for nearly 82% of total revenue. Our initiative to increase selection on our website continued throughout the third quarter, and we believe it is a major reason for continued growth in our fulfillment partner business. We ended the quarter with approximately 121,000 non-BMMG SKUs on the site compared to 54,000 at the end of Q3 last year. We are adding products to existing and new categories, and these are coming from both existing and new fulfillment partners (we ended this quarter with 990 fulfillment partners, up from 560 a year ago).  The direct business, on the other hand, decreased 13% from last year, due primarily to our buyers sourcing some product through fulfillment partners that they previously sourced directly.

Increases in traffic to our website, new and unique customers, customer orders, and average order value each contributed positively to revenue growth this quarter.  See Commentary—Marketing below for more information on our sales and marketing efforts.  However, we experienced a noticeable slowdown in revenue growth late in the third quarter and early in the fourth quarter. We believe this is the result of a deteriorating economy and weak consumer sentiment.

Commentary—Gross Profit and Gross Margin.  Gross profit grew 17% to 32.1 million. Fulfillment partner gross profit expanded 34% to $28.6 million, while direct gross profit contracted by 41% to $3.5 million. Like revenue, fulfillment partner margins benefited from a mix shift of higher-margin sales from the direct to the fulfillment partner business. Partner margins also increased due to a continued shift away from our low margin BMMG business, which accounted for just 4.1% of gross sales, down from 6.6% a year ago.

Gross margin for the quarter was 17.2% compared to 17.1% in 2007. Fulfillment partner gross margin expanded to 18.7% (from 17.7%), while direct gross margin fell to 10.4% (from 15.3%). In addition to some higher margin direct products now being sourced through fulfillment partners, direct margins were also impacted by our fixed warehouse costs being amortized over a smaller sales base. Total fulfillment costs were down 30 bps, primarily the result of scale gains in operations due to overall revenue growth.  Gross margin for the past seven quarterly periods, fiscal year ending 2007 and year-to-date 2008 are:

	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008	Q2 2008	Q3 2008	YTD Q3 2008
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	11.7%	16.5%	15.3%	15.4%	14.8%	13.4%	12.5%	10.4%	12.3%
Fulfillment Partner	16.6%	18.0%	17.7%	15.8%	16.8%	17.9%	19.0%	18.7%	18.5%
Combined	15.2%	17.6%	17.1%	15.7%	16.3%	16.7%	17.6%	17.2%	17.2%

Commentary—Marketing.    Sales and marketing expenses increased 35% over last year to $11.9 million, but fell 16% from Q2 2008. The year-over-year increase is largely due to an increase in offline advertising (primarily television), as we significantly decreased our off-line advertising spend during the first three quarters of 2007.  However, this increase was partially offset by a reduction in spend in exploratory initiatives discussed last quarter, and therefore, although marketing expense as a percentage of revenue increased 90 bps from last year to 6.4%, it was down 110bps sequentially. We believe most of our marketing efforts during the quarter were effective, with many of the channels we operate running efficiently. Visitors to our website increased, and new and unique customer growth increased by 8% and 13%, respectively.   The cost to acquire a customer (“CPA”) increased 20% over last year to $21.82 from $18.17 but was down sequentially from $27.61.

Commentary—Contribution and Contribution Margin.    Contribution (gross profit less sales and marketing expense) increased 9%, from $18.5 million in Q3 2007 to $20.2 million in Q3 2008, while contribution margin (10.8% in Q3 vs. 11.6% last year) was lower due to higher marketing costs.  For the nine months ended September 30, 2008, contribution increased 16% to $58.1 million, while contribution margin decreased 60 bps to 10.0%. The following table shows our calculation of contribution and contribution margin (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
	(Restated)		(Restated)
Total revenue	$160,059	$186,855	$471,386	$578,505
Cost of goods sold	132,693	154,736	393,218	479,206

Gross profit	27,366	32,119	78,168	99,299
Less: Sales and marketing expense	8,835	11,934	28,081	41,197

Contribution	$18,531	$20,185	$50,087	$58,102
Contribution margin	11.6%	10.8%	10.6%	10.0%

Commentary—Technology and G&A costs.    Technology costs were $14.1 million, down 3% from last year and nearly 8% less than Q2 2008, the result of lower depreciation and hardware costs.  G&A expenses increased 6% over last year to $10.3 million, but also fell sequentially by 5%, mainly due to lower corporate stock compensation expense. Combined technology and G&A expenses of $24.4 million were up just 1%. Sequentially, however, combined tech/G&A expenses were down nearly 7%. Depreciation expense on a quarterly basis will continue to decrease in Q4 and throughout 2009.

Commentary—Operating expenses and operating loss.    Total operating expenses increased 10%, from $33.1 million last year to $36.4 million in Q3 2008, mainly on higher marketing costs.  Year-to-date, operating expenses remained flat at $116.0 million (including $12.3 million of restructuring costs last year).  However, as a percentage of total revenue, total operating expenses were 20% in 2008 versus 25% in 2007.  The operating loss in Q3 2008 was $4.3 million, a 26% improvement from $5.8 million during the same period in 2007.

Commentary—Adjusted EBITDA (non-GAAP).    We generated positive adjusted EBITDA for the third consecutive quarter — $2.2 million in Q3, $5.1 million for the first nine months of 2008, and $4.7 million over the trailing twelve months.   This compares with $(3.1) million, $(10.1) million (including $12.3 million of restructuring) and $(41.9) million (including $12.3 million of restructuring) over the same periods a year ago.  Although depreciation has decreased and capital expenditures have increased during 2008, we believe it remains useful to us and our investors to discuss adjusted EBITDA at this stage of our business, along with operating cash flows and free cash flows (non-GAAP) found later in this section, because adjusted EBITDA approximates cash used or cash generated by the continuing operations of the business.

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information. Our measure of adjusted EBITDA (non-GAAP) which we reconcile to “Net loss” in our statement of operations, is defined as earnings before interest, taxes, depreciation, amortization, stock-based compensation, discontinued operations and gains from the early extinguishment of debt.  Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net loss. For further details on adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net loss below (in thousands):

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2007	2008	2007	2008	2007	2008
	(Restated)		(Restated)		(Restated)
Net loss	$(5,599)	$(1,589)	$(41,566)	$(13,672)	$(90,782)	$(20,142)
Add back amounts for computation of adjusted EBITDA:
Depreciation and amortization	7,080	5,580	22,825	17,964	34,350	24,634
Interest (income) expense, net	(262)	183	(274)	(72)	276	(398)
Stock-based compensation expense to employees and directors	1,176	990	3,386	3,242	4,418	4,378
Stock-based compensation to consultants for services	140	(134)	280	181	272	90
Stock-based compensation for performance shares plan	350	—	350	300	350	(600)
Treasury stock issued to employees as compensation	213	—	928	19	1,036	(415)
Loss from discontinued operations	—	—	3,924	—	8,191	—
Subtract amounts for computation of adjusted EBITDA:
Gain from early extinguishment of debt convertible notes	—	(2,849)	—	(2,849)	—	(2,849)
Adjusted EBITDA	$(3,098)	$2,181	$(10,147)	$5,113	$(41,889)	$4,698

Commentary—Balance Sheet Items.    We ended the quarter with $70.5 million in cash, cash equivalents and marketable securities, down from $86.7 million at the end of the previous quarter.  Within the quarter, cash decreased $16.2 million primarily due to capital expenditures of $8.8 million, payments to retire our convertible senior notes of $6.6 million and stock repurchases of $1.5 million (see Commentary—Cash Flows below).  Working capital was $33.5 million, a $37.7 million decrease from $71.2 million at December 31, 2007.  This decrease in working capital over the previous 9 months is primarily the result of $13.5 million used to buy back our common stock, $6.6 million used to retire our convertible senior notes and $15.3 million used for capital expenditures, offset by $1.5 million collected on a note receivable, another $1.5 million from stock option exercises, and $5.1 million of positive adjusted EBITDA.

Commentary—Cash Flows.    Operating cash outflows for Q3 2008 were $275,000 compared to $2.5 million for the same period in the prior year, a $2.2 million improvement.  This was primarily the result of positive changes to the balance sheet in inventory, accounts payable and accrued liabilities.  Over the trailing twelve months, operating cash flows were $14.9 million in 2008 compared to $6.2 million for the prior year. “Free Cash Flow” (a non-GAAP measure) for Q3 2008 was $(9.1) million versus $(2.8) million last year. For the trailing twelve months, free cash flow was $(805,000) in 2008 compared to $195,000 for the same period last year.

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

	Three months ended September 30,		Twelve months ended September 30,
	2007	2008	2007	2008
	(Restated)		(Restated)
Net cash provided by (used in) operating activities	$(2,456)	$(275)	$6,193	$14,864
Expenditures for property and equipment	(316)	(8,809)	(5,998)	(15,669)

Free cash flow	$(2,772)	$(9,084)	$195	$(805)

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

•                  internal use software and website development;

•                  accounting for income taxes;

•                  valuation of long-lived and intangible assets and goodwill; and

•                  stock based compensation and performance share plan.

Revenue recognition.    We derive our revenue related to merchandise sales primarily from two sources: (i) direct revenue and (ii) fulfillment partner revenue, which also includes listing fees and commissions collected from products being listed and sold through the Auctions section of our Website as well as advertisement and lead generation revenue derived from our cars and real estate listing businesses. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 13—“Business Segments”).

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

We review and update our estimate of delivery dates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended September 30, 2008 (in thousands):

Change in the
Estimate of Average	Three months ended September 30, 2008
Transit Times (Days)	Effect on Revenue	Effect on Net Loss

-2	$4,427	$765
-1	2,054	362
As reported	As reported	As reported
1	(2,812)	(483)
2	(6,035)	(1,047)

We evaluate the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, are subject to credit risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as we are the primary obligor.

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

We operate an online auctions service as part of our Website. The Auctions site allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auction business is not large enough to separate as a segment, and therefore has been included within the fulfillment partner segment.

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is not large enough to separate as a segment, and therefore has been included within the fulfillment partner segment.

We operate an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings.  Revenue from the real estate listing business is not large enough to separate as a segment, and therefore has been included within the fulfillment partner segment.

International business

We began selling products through our website to customers outside the United States in late August 2008. The initial launch included Canada, the U.K., Germany and 31 other European countries. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders.  Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Deferred revenue.  Payment is generally required by credit card at the point of sale. Amounts owed or received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, we sell gift cards and record related deferred revenue at the time of the sale.  Revenue from a gift card is recognized when a customer redeems it. If a gift card is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote.

Reserve for returns.    Total revenue is recorded net of estimated returns. We maintain a reserve for returns based on estimates of future product returns related to current period revenues and are estimated using historical experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $3.0 million at September 30, 2008 and $6.9 million at December 31, 2007.

Allowance for doubtful accounts.    From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectibility of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.3 million at September 30, 2008 and $2.5 million as of December 31, 2007.

Reserve for obsolete and damaged inventory.    We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At September 30, 2008, our inventory balance was $17.5 million (including $1.3 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.6 million. At December 31, 2007, our inventory balance was $25.6 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million.

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

During the three months ended September 30, 2007 and 2008, we capitalized $209,000 and $5.1 million, respectively, of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $3.2 million and $2.9 million for those respective periods.  For the nine months ended September 30, 2007 and 2008,  we capitalized $1.7 million and $7.7 million of costs associated with internal-use software and website development, which are partially offset by amortization of previously capitalized amounts of $10.3 million and $9.1 million, respectively.

Accounting for income taxes.    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and September 30, 2008, we have recorded a full valuation allowance of $86.0 million and $89.9 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance, we do not have any unrecognized tax benefits and there is no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax positions, nor was any interest expense recognized during the year ended December 31, 2007.  There have been no changes during the three and nine months ended September 30, 2008.

Valuation of long-lived and intangible assets and goodwill.    Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2007 and September 30, 2008.

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

The performance goal is measured by growth in economic value, as defined in the Plan. The amount of payments due to participants under the Plan will be a function of the then current market price of a share of our common stock, multiplied by a percentage dependent on the extent to which the performance goal has been attained, which will be between 0% and 200%. If the growth in economic value is 10% compounded annually or less, the percentage will be 0%. If the growth in economic value is 25% compounded annually, the percentage will be 100%. If the growth in economic value is 40% compounded annually or more, the percentage will be 200%. If the percentage growth is between these percentages, the payment percentage will be determined on the basis of straight line interpolation. Amounts payable under the Plan are subject to Board discretion. Amounts payable under the Plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, we recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that is expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

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

As of September 30, 2008, we had recognized $1.3 million in total compensation expense under the Plan. During the three months ended September 30, 2007 and 2008, we recognized $350,000 and zero, respectively, in compensation expense under the Plan. For the nine months ended September 30, 2007 and 2008, we recognized $350,000 and $300,000, respectively, in compensation expense under the Plan.

Restricted Stock Units.   The Compensation Committee of the Board of Directors approved grants of 486,000 restricted stock units during the nine months ended September 30, 2008.  During the third quarter of 2008, 2,000 restricted stock units were granted to officers and employees of the Company.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service.

The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 12—“Stock Based Awards”).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 for fiscal 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS 159 or during the period ended September 30, 2008. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not result in a change to our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. We do not expect the adoption of FSP APB 14-1 to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for the three and nine months ended September 30, 2007 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2007 (Restated)	2008	2007 (Restated)	2008
	(as a percentage of total revenue)
Revenue
Direct revenue	24.5%	18.3%	27.6%	21.7%
Fulfillment partner revenue	75.5	81.7	72.4	78.3
Total revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	20.8	16.4	23.6	19.1
Fulfillment partner	62.1	66.4	59.8	63.7
Total cost of goods sold	82.9	82.8	83.4	82.8
Gross profit	17.1	17.2	16.6	17.2
Operating expenses:
Sales and marketing	5.5	6.4	6.0	7.2
Technology	9.1	7.6	9.5	7.6
General and administrative	6.1	5.5	6.5	5.3
Restructuring	—	—	2.6	—
Total operating expenses	20.7	19.5	24.6	20.1
Operating loss	(3.6)	(2.3)	(8.0)	(2.9)
Interest income	0.8	0.4	0.7	0.5
Interest expense	(0.6)	(0.5)	(0.7)	(0.5)
Other income, net	(0.1)	1.5	(0.0)	0.5
Loss from continuing operations	(3.5)%	(0.9)%	(8.0)%	(2.4)%

Comparison of Three and Nine months ended September 30, 2007 and 2008

Revenue

Total revenue increased 17%, from $160.1 million during the three months ended September 30, 2007 to $186.9 million during the same period in 2008.  During that same period, direct revenue decreased 13%, from $39.3 million in 2007 to $34.2 million in 2008, while fulfillment partner revenue increased 26%, from $120.8 million in 2007 to $152.7 million in 2008.  For the nine-month period ended September 30, 2008, total revenue increased 23% from $471.4 million in 2007 to $578.5 million in 2008.  During that same nine-month period, direct revenue decreased 3%, from $129.9 million in 2007 to $125.8 million in 2008, while fulfillment partner revenue grew 33%, from $341.5 million in 2007 to $452.7 million in 2008.

We believe that the overall growth in our business is the result of improved marketing efforts (we had increases in traffic to our website, new and unique customers, customer orders, and average order value in the quarter) and increased product selection offered on our website. We ended the quarter with approximately 121,000 SKUs on the site compared to 54,000 at the end of Q3 last year.  The increase in the number of SKUs is coming from both new and existing fulfillment partners in new and existing product categories.

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

Gross margins for the three months ended September 30, 2008 increased 10 basis points, from 17.1% in Q3 2007 to 17.2% in Q3 2008. Gross profit for the three months ended September 30, 2007 and 2008 amounted to $27.4 million and $32.1 million, respectively, a 17% increase.  For the nine months ended September 30, gross margins increased from 16.6% in 2007 to 17.2% in 2008, an increase of 60 basis points while gross profit expanded from $78.2 million to $99.3 million, an increase of 27%. The increase in gross profit is primarily the result of sales mix shifting from direct sales to higher margin fulfillment partner sales, as well as a reduction in low margin BMMG sales. BMMG accounted for 7.3% of total sales in the first nine months of 2007, and just 4.5% for the same period in 2008.

Direct Gross Profit and Gross Margin—Gross profit for our direct business decreased 41% from $6.0 million during the three months ended September 30, 2007 to $3.5 million for the same period in 2008. Gross margins for our direct business decreased from 15.3% in Q3 2007 to 10.4% in Q3 2008.  For the nine months ended September 30, 2008, direct gross profit decreased 17% to $15.5 million from $18.7 million in 2007.  For the same nine-month periods, gross margin for our direct business decreased 210 basis points from 14.4% in 2007 to 12.3% in 2008.  For the direct business, gross margins were reduced due to increases to product and freight costs as a percent of direct revenue, primarily the result of a shift in the sourcing and therefore sales of some higher margin products from direct to fulfillment partner.  Additionally, direct margins are negatively impacted by reduced direct sales amortized over our fixed warehouse costs.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $21.4 million and $28.6 million for the three months ended September 30, 2007 and 2008, respectively, a 34% improvement. Gross margins for the fulfillment partner business also increased from 17.7% in Q3 2007 to 18.7% in Q3 2008 for those respective periods.  Gross profit for our fulfillment partner business increased 41% to $83.8 million during the nine months ended September 30, 2008 compared to the $59.4 million generated during 2007.  For the same nine-month periods, gross margin for our partner business increased 90 basis points from 17.4% in 2007 to 18.5% in 2008. The increase in gross margin for our fulfillment partner business as is the result of a 110 basis point reduction in fulfillment costs (warehousing costs, credit card fees and customer service costs) as a percentage of sales, and shifts in sales mix to higher margin products.

Fulfillment costs

Fulfillment costs include all warehousing costs, such as fixed overhead and variable handling costs (excluding packaging costs), as well as credit card fees and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross profit. As a result, our gross margin may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2007		2008		2007		2008
Total revenue	$160,059	100%	$186,855	100%	471,386	100%	$578,505	100%
Cost of goods sold:
Product costs, freight costs and other cost of good sold	123,148	77%	144,147	77%	362,163	76%	446,284	77%
Fulfillment costs	9,545	6%	10,589	6%	31,055	7%	32,922	6%
Total cost of goods sold	132,693	83%	154,736	83%	393,218	83%	479,206	83%

Gross profit	$27,366	17%	$32,119	17%	78,168	17%	$99,299	17%

As displayed in the above table, fulfillment costs during the three months ended September 30, 2007 and 2008 were $9.5 million and $10.6 million, representing 6.0% and 5.7% of total revenue for those respective periods.   More efficient handling at our warehouse and benefits of scale due to higher revenues in general drove improvements in fulfillment costs during the quarter. For the nine months ended September 30, 2007 and 2008, fulfillment costs were $31.1 million and $32.9 million, or 6.6% and 5.7% of total revenue.  The reduction of warehouse space from 2007 levels was the main driver for lower fulfillment costs in the first nine months of 2008 compared to last year. Customer service continues to show improvement year-over-year as well. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing.    Sales and marketing expenses totaled $8.8 million and $11.9 million for the three months ended September 30, 2007 and 2008, representing 6% of total revenue for both periods. Comparing quarterly periods for 2007 and 2008, sales and marketing expenses increased 35%.  For the nine months ended September 30, 2007 and 2008, sales and marketing expenses increased 47% from $28.1 million in 2007 to $41.2 million in 2008, representing 6% and 7% of total revenue for those respective periods.  We direct customers to our Website primarily through a number of targeted online marketing channels, such as paid search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also utilize channels such as television, print and radio advertising.

Sales and marketing expenses also include stock-based compensation of $85,000 and $76,000 during the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, sales and marketing expenses included stock-based compensation of $248,000 and $246,000, respectively.

Costs associated with our discounted shipping promotions are not included in marketing expense. They are accounted for as a reduction of revenue and therefore affect sales growth and gross profit. We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as part of our overall marketing plan.

Technology expenses.    Technology expenses totaled $14.6 million and $14.1 million for the three months ended September 30, 2007 and 2008, respectively, representing 9% of total revenue in 2007 and 8% in 2008.  For the nine months ended September 30, 2007 and 2008, technology expenses totaled $44.8 million and $43.9 million, respectively, representing 10% and 8% of total revenue for those respective periods.

Technology expenses also included stock-based compensation of $195,000 and $165,000 during the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, technology expenses included stock-based compensation of $560,000 and $627,000, respectively.

General and administrative expenses.    General and administrative (“G&A”) expenses totaled $9.7 million and $10.3 million for the three months ended September 30, 2007 and 2008, respectively, representing 6% of total revenue in 2007 and 2008.  G&A expenses totaled $30.8 million for both nine-month periods ended September 30, 2007 and 2008, representing 7% and 5% of total revenue for both periods, respectively.

We incurred stock-based compensation expense within general and administrative expenses of approximately $779,000, and $858,000 for the three months ended September 30, 2007 and 2008, respectively.  For the nine months ended September 30, 2007 and 2008, G&A expenses included stock-based compensation expense of $2.2 million and $2.7 million, respectively.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation and exclude non-cash restructuring costs) for the three and nine months ended September 30, 2007 were $9.0 million and $27.8 million, compared to similar non-cash expense of $6.4 million and $21.7 million during the same periods in 2008. Non-cash expenses decreased significantly from 2007 to 2008 largely because of assets becoming fully depreciated and lesser stock option grants.  We estimate that total non-cash expenses will be approximately $27-$28 million for the full year 2008.

Overall, our total operating expense increased 10% in Q3 over last year, while revenue increased 17% and gross profits expanded 17% for the same quarterly period.  Comparing the nine-month period ended September 30, 2008 to the same period in 2007, total operating expenses remained flat while total revenue increased 23% and gross profit increased 27%.

Restructuring expenses.    During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007, except for the additional lease and contract termination costs related to relocating our current office facilities to the new warehouse location. Restructuring expense totaled $12.3 million for the nine months ended September 30, 2007.  No restructuring expense was incurred during the three or nine months ended September 30, 2008.  There have been no restructuring expenses recorded since Q2 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”).

Non-operating income (expense)

Interest income, interest expense and other income (expense).    Interest income is derived primarily from the investment of our cash in short-term investments and from the notes receivable related to the sale of our travel business, OTravel. For the three months ended September 30, 2007 and 2008, interest income totaled $1.3 million and $664,000, respectively.  For the nine months ended September 30, 2007 and 2008, interest income totaled $3.4 million and $2.7 million, respectively.

Interest expense is largely related to interest incurred on our convertible notes, capital leases and our credit lines. Interest expense for the three months ended September 30, 2007 and 2008 totaled $1.0 million and $847,000, respectively.  For the nine months ended September 30, 2007 and 2008, interest expense totaled $3.1 million and $2.6 million, respectively.

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”, management decided to sell OTravel, a wholly-owned travel offerings subsidiary.  The travel business was not part of our core business operations and was no longer part of our strategic focus.  We also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144.  The results of operations for this subsidiary have been classified as discontinued operations for the three and nine months ended September 30, 2007.

Income taxes

For the nine months ended September 30, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and September 30, 2008, we had net operating loss carry-forwards of approximately $172.5 million and $184.9 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, increased revenues typically occur during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that fourth quarter revenues will increase or that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total restated revenues for each of the quarters since 2005 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$202,814	$188,836	$186,855
2007	162,156	149,171	160,059	$294,516
2006	179,783	159,717	159,083	282,407

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Liquidity and Capital Resources

At September 30, 2008, our cash and cash equivalents balance was $43.5 million and we had $26.9 million in marketable securities, for a total of $70.5 million of cash, cash equivalents and marketable securities.

We have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities, accounts payable and accrued liabilities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable and accrued liabilities balances normally decline during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. The seasonality of our business causes accounts payable and accrued liabilities to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

Due to the strong effect of seasonality on our cash and marketable securities balance, we believe that the best measure of our operating cash flow is on a trailing twelve-month (“TTM”) basis. Over the trailing twelve months ended September 30, 2008, our operating activities resulted in net cash inflows of $14.9 million, versus net cash inflows of $6.2 million over the TTM ended September 30, 2007.

The $14.9 million of cash provided by operations for the TTM ended September 30, 2008 was comprised of inflows related to net losses of $20.1 million offset by $25.0 million of non-cash expenses, as well as a reduction of inventory of $6.2 million and increased accounts payable, accrued liabilities and deferred revenue of $2.3 million, $2.2 million and $1.6 million, respectively.    These inflows were offset by operating cash outflows which included an increase in accounts receivable of $1.8 million and prepaid expenses of 678,000.

For the TTM ended September 30, 2007, cash provided by operating activities was $6.2 million and was comprised of outflows primarily including net losses of $90.8 million, offset by restructuring charges of $18.0 million, loss from discontinued operations of $8.2 million and non-cash cash expenses of $40.7 million, as well as outflows from prepaids, accounts payable and accrued liabilities of $2.0 million, $10.3 million and $3.1 million, respectively. These cash outflows were offset primarily by cash provided from the changes in accounts receivable, inventories, and deferred revenue of $1.5 million, $40.9 million and $2.4 million, respectively.

For the three months ended September 30, 2007 and 2008, our operating activities resulted in net cash outflows of $2.5 million and $275,000, respectively.  The cash flows from operations during the three months ended September 30, 2008 was comprised of our net loss of $1.6 million and non-cash activity of $3.5 million (including $5.6 million of depreciation and amortization offset by a $2.8 million gain from early extinguishment of debt), as well as cash provided from changes in accounts payable and accrued liabilities of $3.4 million and $1.1 million, respectively.  These were offset by cash outflows from changes in inventories, prepaids, and deferred revenue of $3.4 million, $2.4 million and $553,000, respectively.

For the three months ended September 30, 2007, operating activities funded a $5.6 million loss offset by non-cash activity of $8.9 million, and inflows from accounts payable and deferred revenue of $4.2 million and $2.6 million, respectively.  Operating outflows resulted from changes in accounts receivable, inventories, and prepaids of $942,000, $6.8 million, and $4.4 million.

For the nine months ended September 30, 2007 and 2008, operating activities resulted in net cash outflows of $45.8 million and $40.9 million, respectively.

Investing activities resulted in cash inflows of $1.3 million and outflows of $5.4 million for the three months ended September 30, 2007 and 2008, respectively. During the three months ended September 30, 2008 we incurred capital expenditures of $8.8 million offset by the net sales purchases of marketable securities of $3.1million.  During the three months ended September 30, 2007, we spent $316,000 on capital expenditures, received $502,000 from the collection of a note and netted $1.1 million in purchases and sales of marketable securities.

For the nine months ended September 30, 2007 and 2008, investing activities resulted in cash outflows of $4.0 million and inflows of $5.3 million, respectively.  During the first nine months of 2008 we spent $15.3 million on capital expenditures, offset by the collection of $1.5 million from a note receivable and a net $19.1million in purchases and sales of marketable securities.  For investing activities during the first nine months of 2007, cash outflows resulted from the net outflows of purchases and sales of marketable securities of $16.8 million and capital expenditures of $2.2 million.  These were offset by inflows from payments received from a note receivable of $5.2 million and the net proceeds from the sale of OTravel of $9.9 million.

Financing activities of $7.5 million for the three months ended September 30, 2008 resulted from payments of $1.5 million to purchase our stock and $6.6 million to retire our senior convertible notes, offset by a $547,000 cash inflow from the exercise of stock options.  During the three months ended September 30, 2007, financing activities included the receipt of $261,000 from the exercise of stock options.

For the nine months ended September 30, 2008, financing activities resulted in cash outflows of $22.3 million, due to $3.8 million in capital lease payments, $6.6 million we paid to retire our convertible senior notes and $13.5 million of used to  buy back stock, offset by $1.5 million from stock option exercises.  During the same period in 2007, we received $2.2 million from stock option exercises and paid $5.3 million in capital lease payments resulting in $3.1 million net cash used in financing activities.

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

Contractual Obligations and Commitments.    The following table summarizes our contractual obligations as of September 30, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total

Long-term debt arrangements	$—	$—	$—	$67,500	$—	$—	$67,500
Interest on convertible senior notes	1,277	2,530	2,530	2,530	—	—	8,867
Operating leases	8,060	8,582	8,919	9,109	8,253	17,161	60,084
Purchase obligations	15,313	—	—	—	—	—	15,313
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$24,650	$11,112	$11,449	$79,139	$8,253	$17,161	$151,764

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$1,930	$—	$—	$—	$—	$—	$1,930

Total commercial commitments	$1,930	$—	$—	$—	$—	$—	$1,930

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

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. We were in compliance with these covenants at September 30, 2008.

In 2005, we retired $43.0 million of the Senior Notes for $35.7 million in cash. As a result of the note retirements, we recognized a gain of $6.2 million, net of the associated unamortized discount of $1.2 million for the year ended December 31, 2005. During the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the note retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of September 30, 2008, $67.5 million of Senior Notes and unamortized debt discount of $978,000 remained outstanding.

Capital and Operating Leases

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

Corporate office space

In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of the new lease is $30.4 million, of which approximately $4.0 million is payable in the next twelve months.  $8.0 million of the total lease obligation is offset by estimated sublease payments, of which $1.0 million is anticipated to be received in the next twelve months.

In 2006, we commenced implementation of a facilities consolidation and restructuring program. Under the program, we recorded $638,000 of accelerated amortization of leasehold improvements related to our subleased office facilities, and $450,000 of costs incurred to return our office facilities to their original condition as required by the lease agreement.

During fiscal year 2007, we recorded an additional $6.2 million of restructuring costs related to our marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated amortization of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”).

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

In the first quarter of 2007, we terminated the Logistics Agreement and gave notice of intent to sublease the Indiana warehouse facilities under the License Agreement. During the second quarter of 2007, we reached an agreement to terminate the Indiana warehouse facilities lease effective August 15, 2007. As a result of the termination of the License agreement and warehouse lease, we incurred $3.7 million of related restructuring charges in 2007 (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”).

We currently lease 795,000 square feet for our warehouse facilities in Utah under operating leases which expire in August 2012 and August 2015.

On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (“Natomas Lease”).  The Natomas Lease is for a 686,865 square foot warehouse facility, now under construction in Salt Lake City, Utah (“New Warehouse”).  The Natomas Lease provides that the Company will lease the New Warehouse in stages: on October 15, 2008, the Company leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, the Company will lease a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet, less any space being used for the customer service facility and/or corporate office space.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged Lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term.   Including the space now leased in the New Warehouse, the Company currently has warehouse operations in three facilities in Salt Lake City.  Over the course of the staged Natomas Lease, the Company plans to consolidate from three facilities to two leased warehouse facilities in Salt Lake City.  The warehouse being consolidated is under common ownership with Natomas Meadows, LLC. The common owner has agreed to cancel the Company’s lease of that facility without any early termination penalty.  The Natomas Lease anticipates that the Company may construct a corporate office facility within the New Warehouse.  The Company constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.  The Company intends to move its corporate office facility to the New Warehouse in the future.

Co-location data center

In July 2005, we entered into a Co-location Center Agreement (the “Co-location Agreement”) to build out and lease 11,289 square feet of space at Old Mill Corporate Center II for an IT co-location data center. The Co-location Agreement set forth the terms on which the Lessor would incur the costs to build out the IT co-location data center and we would commence to lease the space upon its completion for a term of ten years. In November 2006 however, we made the determination to consolidate our facilities and to not occupy the IT co-location data center, and the Co-location Agreement was terminated effective December 29, 2006, for which we incurred a $4.6 million restructuring charge (see Item 1 of Part I, “Financial Statements (Unaudited)”—Note 4—“Restructuring Expense”).

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

Purchase Obligations

The amount of purchase obligations shown is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2008. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

Wells Fargo Operational Credit Agreement

We have a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support operations, namely, inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer or assets. We were in compliance with these covenants at September 30, 2008.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

At September 30, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $1.9 million were issued on our behalf.

Wells Fargo Retail Finance Agreement

We are a party to a Loan and Security Agreement (as amended to date, the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC and related security agreements and other agreements described in the WFRF Agreement.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for our account of up to an aggregate maximum of $40.0 million. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of our eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our assets pledged under our $30.0 million credit facility with Wells Fargo Bank, N.A. The conditions to our use of the facility include a 45-day advance notice requirement. The WFRF Agreement contains standard default provisions and expires on December 12, 2008. We are currently negotiating to extend the term of the agreement, although there can be no assurance that we will be able to do so.

Advances under the WFRF Agreement bear interest at either (i) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (ii) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the WFRF Agreement will be at least 3.50%. The WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change our method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties. We were in compliance with these covenants as of September 30, 2008. At September 30, 2008, no amounts were outstanding under the WFRF Agreement. As of September 30, 2008, subject to the advance notice requirement, availability under the WFRF Agreement was $12.2 million.

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo Bank, National Association (“Wells Fargo”).  The Company uses the Purchasing Card primarily for business purpose purchasing and must pay it in full each month.  Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company.  At September 30, 2008, $809,000 was outstanding and $4.2 million was available under the Purchasing Card.

Stock and Debt Repurchase Program

On January 14, 2008, our Board of Directors authorized a repurchase program that authorized us to purchase up to $20.0 million of our common stock and/or our 3.75% Senior Convertible Notes due 2011 through December 31, 2009. Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.5 million during the nine months ended September 30, 2008 (80,000 shares were acquired during the three months ended September 30, 2008 for $1.5 million).

In addition, during the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of September 30, 2008, $67.5 million of Senior Notes remain outstanding.  We have fully utilized the authorized $20.0 million  repurchase program as of September 30, 2008.

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. Under this shelf process, we may, from time to time, sell any or all of the securities described in the prospectus in one or more offerings up to a total dollar amount of $500.0 million. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during fiscal 2007 or the nine months ended September 30, 2008.

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

At September 30, 2008, we had $43.5 million in cash and cash equivalents and $26.9 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $705,000 on our earnings or loss, or the fair market value or cash flows of these instruments. Our cash, cash equivalents and marketable securities consisted of U.S. agency securities, money market funds, top tier commercial paper, and AAA-rated asset-backed securities collateralized by automobile loans/leases and credit card receivables.

At September 30, 2008, we had $67.5 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At September 30, 2008, there were no borrowings outstanding under our lines of credit and letters of credit totaling $1.9 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes as of September 30, 2008 was $46.2 million based on quoted market prices.

ITEM 4.   CONTROLS AND PROCEDURES

Restatement

As discussed elsewhere in this form 10-Q and in Note 3 to the consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”, management of the Company has amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31,2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006.  The determination to restate this previously issued financial information was made on October 20, 2008 as a result of management’s identification of errors related to the accounting for customer refunds and credits. Management subsequently determined that a portion of the error previously believed to be related to the accounting for customer refunds and credits was actually related to the accounting for gift cards issued to customers.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2008.  In connection with the restatement discussed above, the CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the control deficiency previously described constituted a material weakness in the Company’s system of internal control over financial reporting as of September 30, 2008.

As a result of the errors described above, management, including our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), has revised its earlier assessment and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2007 or during the interim periods ending September 30, 2008 in reaching a reasonable level of assurance that information required to be in our reports filed or submitted under the Exchange Act was properly recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

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

The Company’s management nevertheless has concluded, after review of its procedures undertaken related to the reconciliation of customer refunds and credits to third party statements in order to determine the completeness and accuracy of such amounts as components of returns expense, accounts receivable and deferred revenue, and after review of its procedures undertaken related to the reconciliation of all gift cards issued to customers in order to determine the completeness and accuracy of such amounts as a component of revenue and deferred revenue, that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated, in accordance with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements (Unaudited)”—Note 9—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred a net loss of $1.6 million and $13.7 million for the three and nine months ended September 30, 2008. As of September 30, 2008, our accumulated deficit was $266.0 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

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

A general decrease in credit card availability or credit limits could adversely affect our business.

        Although we accept a variety of forms of payment, including third-party payment systems, like PayPal and Bill Me Later, as well as gift cards, over three-quarters of our retail customers pay for their purchases with credit cards, and a decrease in the general availability of credit cards or a decrease in the credit available to consumers from credit card issuers could have an adverse effect on our business.

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

At September 30, 2008, we had fulfillment partner relationships with approximately 990 third parties whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 96% of the non-BMMG products available on our Website. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

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

We are expanding our international business, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

We have begun selling products in international markets, and in the future we may expand into these markets more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

To the extent we generate significant international sales and transactions, any negative impact on our international operations could negatively impact our business.  Similarly, should we begin to allow foreign currency payment for purchases, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from non-dollar-denominated international sales.

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

The online liquidation services and internet commerce markets are rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new Websites at a relatively low cost. Our consumer Website currently competes with:

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, and Ltd., Ross Stores, Inc., respectively. We have entered the online auctions and car and home listing businesses in which we compete with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com.

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

In addition to internal systems, we rely on externally developed systems and software platforms to perform a variety of critical functions.  For example, we utilize platforms for some components of our e-commerce systems which provide to our fulfillment partners interfaces to use in delivering product information to and from our site.  We also use a variety of important third party owned systems, including systems for marketing analytics, fraud detection, customer service and product shipments managent software. Periodically, we have experienced interruptions with these systems, software or platforms, owing to software bugs, server failures, and capacity constraints. We believe these interruptions in service and problems with systems, platforms and software, which we do not control, will continue to occur periodically. Also these service providers may lack sufficient capital to continue in service, may become subject to bankruptcy proceedings and may discontinue service for these and other reasons.  There can be no guarantee that our business would not be harmed by service interruptions caused by failure or unavailability of systems, platforms and software provided by third parties.  Additionally, we have occasionally been subject to suits by patent owners claiming infringement against us for use of third party systems, platforms and software. Such suits expose us to risk of damages for infringement, and may make the alleged infringing systems unavailable to us.  To the extent that we are not indemnified by these third parties for damages, or that the indemnification is insufficient, or we are unable to successfully defend against allegations of infringement, or lose access to these systems, platforms or software because of an alleged infringement or patent litigation, our business will be harmed.

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

In August 2005 we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit. In October 2005 we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. Dr. Patrick Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management’s time and attention and the company’s resources in connection with the litigation and related matters may reduce the time and attention management is able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business.  In addition, the use of the company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer.   Also, Gradient Analytics and Copper River Partners, L.P. have filed cross claims against the company and Dr. Byrne.  We have settled, but not yet dismissed, our claims against and by Gradient.  If we are unsuccessful in defeating the remaining claims, we may incur damages which may not be covered by existing insurance or may not be within policy limits which could adversely impact our financial condition.

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

We are subject to federal, state and local regulatory laws governing our operations as a publicly traded company as well as governing the conduct of our business on the Internet, including compliance with various state and federal consumer protection laws.  Government investigations into suspected violations of regulatory laws, whether or not such investigations result in civil or administrative actions against us, may have adverse effects on our business.  The use of management’s time and attention in connection with responding to government investigations or actions brought by regulatory agencies may reduce the time management is able to spend on other aspects of our business.  Adverse administrative decisions by regulatory agencies or by courts in response to civil actions brought by regulatory agencies may result in our being ordered to pay civil fines or penalties,  and may result in ordered payments of restitution to third parties, or cause expensive or unwanted changes in our methods of doing business, all of which also may harm or adversely effect our business.  We are currently subject to an investigation by the Marin County District Attorney’s Office and that of four other Northern California district attorney’s offices relative to our compliance with various California consumer protection laws as they relates to our advertising and pricing policies.  See  Item 1 of Part I, “Financial Statements (Unaudited)”—Note 9—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Unaudited Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.  To the extent that these investigations become lengthy or result in adverse regulatory or court decisions, requiring payment of fines, penalties, or restitution, or cause expensive or unwanted changes in our methods of doing business, our financial condition and results of operations may suffer.

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

As part of the sale of our travel business, we now hold senior and junior promissory notes issued by the purchaser. Both of these notes are in the principal amount of $3 million. The security on the senior note is the stock of the travel company we sold. There is no security on the junior note, which note also may be subordinated to all other debt of the travel company, and, according to the junior note terms, is not in default so long as the senior debt is outstanding. In the event of default on one or both of these notes, it is possible that stock held as security on the note will have lost some or all of its value. If the purchaser defaults on one or both of these notes, and we are unable to collect or realize comparable value by foreclosing on the stock held as security, the notes could have little or no value.

We have significant indebtedness.

In connection with our sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. As approved by our Board of Directors under a repurchase program in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005.  Additionally, under the recent repurchase program approved by our Board of Directors in 2008, we retired $9.5 million of the Senior Notes for $6.6 million, resulting in a gain of $2.8 million recorded during the three months ended September 30, 2008.  As of September 30, 2008, $67.5 million of the Senior Notes remained outstanding. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

From time to time we may receive complaints from auction site users alleging that they have not received the purchase price or the goods they expected to receive or that users have been engaged in fraudulent activities using the auction site. We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items. We may periodically receive complaints from buyers about the quality of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against us. To the extent we become subject to a lawsuit or regulatory action, or that user complaints about our auction site become widely publicized our business could be harmed.

We are subject to risks associated with information transmitted through our auctions service.

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services, whether or not those companies are directly responsible or users were responsible.  For example, our auctions service permits users to make comments regarding other users. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for user comments. In addition, domestic and foreign legislation has been proposed that would prohibit or impose liability for the transmission over the Internet of certain types of information. This could lead to foreign regulatory sanctions against us for user-related conduct. From time to time we may become subject to legal complaints or threatened legal action, seeking to impose liability on us under a number of these theories. Recent court decisions have narrowed the scope of the immunity provided to Internet service providers like us under the Communications Decency Act. This trend, if continued, may increase our potential liability to third parties for the user-provided content on our site.

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

We may periodically receive complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in lawsuits or regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ “bait and switch” techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles without accurate descriptions of the condition of the vehicles. We do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting “bait and switch” or other prohibited seller tactics. We may periodically receive complaints from vehicle purchasers about the quality of the vehicles they purchase, requesting reimbursement of amounts they have paid, threatening or commencing legal actions against us for damages which may harm our business or reputation among consumers.

Car listings may decline and result in a decrease in our car listing site advertising revenue.

Our car listing business derives its revenue from the placement of advertisements for the sale of vehicles.  The current economic downturn will likely result in fewer car sales, and consequently have a negative effect on the availability of funds to dealerships and others for advertising or listing vehicles on services such as ours.  There is no guarantee that under such conditions, our car listing site will successfully compete with similar car listing services for the advertising business of dealerships struggling with shrinking advertising budgets.  A decrease in our car listing revenues could harm our business.

Risks Relating to our Real Estate Site Business

Our real estate site is a new business.

Our real estate listing site began operation in March 2008. The real estate listing site is a listing service for real estate sellers. The online real estate listing service is a new business for us. We cannot ensure that our expansion into the real estate listing business will succeed. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this real estate listing site. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online real estate listing service business and substantially greater resources than we have.

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

The law regarding the potential liability of an online listing service for real estate sales is not clear. The platform of the listing service will be accessible to those subscribers who will have the ability to feature their real estate for sale and will supply the text descriptions of the real estate, including the general condition of the real estate and other important information. We will have no ability to know if the information sellers provide is correct. While our site terms and conditions of usage will prohibit unlawful acts, we cannot rule out the possibility that users of our real estate listing site will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such sellers. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our real estate listing site and disputes between users of our real estate listing site may harm our business.

We may periodically receive complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in lawsuits or regulatory action. Particularly, with any online listing service there is the possibility that sellers may attempt to employ sales techniques that are not permitted by state or federal laws or regulations.  We do not have the ability to require users of our services to refrain from employing sales techniques that are not permitted by state or federal laws or regulations or to make accurate disclosures or comply with consumer laws prohibiting these or other prohibited seller tactics. To the extent that real estate sellers using our listing services engage in practices proscribed by law, we may receive complaints, requests and communications, and encounter legal actions in connection with our real estate listing business, which may harm our business or reputation among consumers.

Real estate listings may decline and result in a decrease in our real estate listing site advertising revenue.

Our real estate listing business derives its revenue from the placement of advertisements for the sale of real estate.  The current economic downturn will likely result in fewer real estate sales, and consequently have a negative effect on the availability of funds to brokerages and others for advertising or listing real estate on services such as ours.  There is no guarantee that under such conditions, our real estate listing site will successfully compete with similar real estate listing services for the advertising business of brokerages struggling with shrinking advertising budgets.  A decrease in our real estate listing revenues could harm our business.

Risks Relating to our Community Site Business

Our Community site began operation in February 2006 with the introduction of Omuse, an Overstock supported, collaborative writing platform. Omuse allows Community site users to read about and or write “guides” about a universe of subjects in which they may have a particular expertise or interest. The Community site when fully deployed is expected to have services intended to establish user forum participation, provide customers access to recent news about Overstock and allow users the opportunity to participate in forum reading and writing, to create weblogs or post comments to the weblogs or “blogs” of other site users, or in our Omuse collaborative writing platform. Presently Omuse is the only operating platform on the Community site. The Community site is a new business for us. We cannot ensure that our expansion into this business will succeed. It is a business which allows persons to contribute content within certain guidelines and subject to terms and conditions. We cannot always be in a position to assure that our community users are abiding by these terms and conditions, or be in a position to interdict or remove inappropriate or infringing material. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this site. It is uncertain whether we will benefit financially from the Community site. The Community site will also expose us to additional risks, including legal and regulatory risks, including, but not limited to, legal actions for possible intellectual property infringement, and claims for libel.

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

Our long-term future depends heavily upon the general public’s willingness to use the Internet as a means to purchase goods. E-commerce remains a relatively new concept and large numbers of people may not begin or continue to use the Internet to purchase goods. The demand for and acceptance of products sold over the Internet are highly uncertain and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, our business may not develop profitably.

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us even though we are engaged in online commerce, and have no physical presence in those jurisdictions.  New York state has enacted revenue legislation designed to tax retail sales to New York customers of any Internet retailer who used the advertising services of persons who reside in New York, and as a result, we terminated our agreements with all of our online marketing affiliates located in New York.  In May 2008, we filed a lawsuit against the New York state asserting the unconstitutionality of the New York legislation.  The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. Our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, user behavior tracking, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws was adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.  New York state has enacted revenue legislation designed to tax retail sales to New York customers of any Internet retailer who used the advertising services of persons who reside in New York, and as a result, we terminated our agreements with all of our online marketing affiliates located in New York.  In May 2008, we filed a lawsuit against the New York state asserting the unconstitutionality of the New York legislation.  This and other changes in the state and federal regulatory structure governing permissible operations and taxation of Internet retail sales could harm our business, results of operation and financial condition.

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

We have filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have settled, but not yet dismissed, our claims against and by Gradient.  We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers Holdings Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. Additionally, Dr. Patrick Byrne and the company have fostered and supported a national debate concerning illegal trading practices called “naked short selling” and have advocated regulatory changes and enforcement action designed to end these practices.  The profile of the company and Dr. Byrne, and their positions on issues associated with the debate, may make the company and Dr. Byrne the target of criticism and derision in the financial markets and associated media, and this may prove to have an adverse effect on the company’s stock price.

Our stock has consistently been on the Regulation SHO threshold list.

Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, we often appeared on the Regulation SHO threshold list and have been on the list for more trading days than any other company.

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

Errors in our system of internal control and restatement of certain of our financials could result in litigation and regulatory action.

On October 24, 2008, we disclosed certain accounting errors and announced our intent to restate certain of our financial statements and other information to correct these errors (see Note 3 to the consolidated financial statements contained in Part I, Item 1 “Financial Statements (Unaudited) (Restated)”). As a result of these errors, we may become subject to litigation and regulatory action.  Although we would vigorously defend against any such actions, there can be no assurance that we would prevail. An award of damages in such suit or a regulatory penalty imposed as a result of regulatory action could be substantial and harm our business.  The financial costs and the dedication of the time of management to defend such actions could also harm us financially and disrupt our business.

Available Information

Our investor relations website address is http://investors.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.  Our investor relations website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2008, we publicly announced that our Board of Directors had authorized us to repurchase up to $20.0 million of our common stock and/or senior convertible notes on or before January 13, 2010.  The table below sets forth information regarding our purchases of our common stock during the quarter ended September 30, 2008:

	Number of Shares Purchased	Average Price Paid per Share
July 1, 2008 to July 31, 2008	30,000	$16.043
August 1, 2008 to August 31, 2008	50,000	$19.348
September 1, 2008 to September 30, 2008	—	—
Total	80,000	$18.11

All repurchases disclosed in this table were made pursuant to the January 14, 2008 Board authorization.  No additional shares may be purchased pursuant to the January 14, 2008 authorization.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)	Exhibits

	31.1	Rule 13a-15(d)/15d-15(d) Certifications
	31.2	Rule 13a-15(d)/15d-15(d) Certifications
	32.1	Section 1350 Certifications
	32.2	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OVERSTOCK.COM, INC.

/s/ David K. Chidester
David K. Chidester
Senior Vice President, Finance

Date: November 7, 2008