Form 10-K
period 2008-12-31
OVERSTOCK.COM, INC
filed 2009-02-23
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second quarter (June 30, 2008), was approximately $245.5 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of February 23, 2009 there were 22,813,812 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

•                  the anticipated benefits and risks of our business relationships;

•                  our ability to attract retail and business customers; our belief that we can attract customers in a cost-efficient manner; the ability of our online marketing campaigns to be a cost-effective method of attracting customers; our belief that we can internally develop cost-effective branding campaigns;

•                  the anticipated benefits and risks associated with our business strategy;

•                  our future operating results;

•                  the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

•                  potential government regulation;

•                  our future capital requirements and our ability to satisfy our capital needs; the potential for additional issuances of our securities;

•                  our future ability to repurchase or retire our publicly traded debt;

•                  our expansion in international markets;

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

We are an online closeout retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, and video games (“BMMG”). We also operate as a section on our Website an online auction site—a marketplace for the buying and selling of goods and services—as well as the section on our Website for listing cars and real estate for sale.

Our company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 201,000 products under multiple departments under the Shopping section of our Website, and offer approximately 450,000 additional media products in the Books etc. department on our Website.

Closeout merchandise is typically available in inconsistent quantities and prices and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We utilize the Internet to aggregate this fragmented supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop discount shopping destination for products and services sold through the Internet.

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com and its subsidiaries, unless the context indicates otherwise.

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

Despite the challenges manufacturers encountered in the liquidation market, the proliferation of outlet malls, wholesale clubs, and discount chains is evidence of the strong level of consumer demand for discount and closeout merchandise. However, consumers face several difficulties in shopping for this merchandise. For example, many traditional liquidation outlets are in remote locations and have limited shopping hours, which we believe makes shopping burdensome and inconvenient. In addition, in the traditional liquidation outlet there are space constrains limiting the number of products that can be offered at any given time.

We also believe that the market for online liquidation is characterized by a limited number of competitors, some of which use an auction model to price their goods. Furthermore, we believe that many of the online companies that do offer overstock or liquidation merchandise are focused on single product lines.

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

In the fourth quarter 2008, we faced unusual competition from brick and mortar retailers seeking to liquidate inventory directly. The macroeconomic slowdown and discounting by brick and mortar retailers have mixed effects on us. The effects include increased price competition and cautious consumers, but also include opportunities for us to acquire inventory at unusually low prices.

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

Overstock also offers consumers a compelling alternative for bargain shopping. Key advantages for consumers include:

•                  High quality and broad product selection. Much of the merchandise offered on our Website is from well-known, brand-name manufacturers. In the Shopping section of our Website, we currently have approximately 201,000 non-BMMG products and approximately 450,000 BMMG products (books, magazines, CDs, DVDs, and video games) in eight major departments.

•                  Convenient access on a secure site. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. We do not sell any personal information about our customer base to third parties.

•                  Responsive customer service and positive shopping experience. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our customer service staff answers approximately 98% of phone calls within 60 seconds, and responds to approximately 93% of e-mail messages within one business day. For our consumer business, we include a return shipment label in our customer’s shipment to facilitate product returns and, subject to certain conditions, we allow customers to return most purchased merchandise for a refund. In addition, we continually update and monitor our Website to enhance the shopping experience for our customers.

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

•                  Optimize online marketing initiatives through the use of technology. Our marketing team is supported by technologically advanced software supplied by third party vendors, as well as proprietary software that enhances the level of service provided to our customers and takes advantage of the unique characteristics of online distribution. This software provides us immediate feedback on the effectiveness of various marketing campaigns, allowing us to optimize our online marketing expenditures.

•                  Loyalty programs. We have a frequent buyer’s club called Club O. Members of Club O pay an annual fee of $19.95 and receive a 5% discount on non-BMMG products and free shipping, along with access to a special customer service hotline. Additionally, we partnered with Chase Card Services to launch an Overstock.com Co-Branded Rewards Visa credit card program, currently offering our customers a $30 store credit towards their next Overstock purchase and the opportunity to earn rewards certificates to redeem on our Website.

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 15 of Part IV, “Financial Statements”—Note 23—“Business Segments”). During the years ended December 31, 2006, 2007, and 2008, no single customer accounted for more than 1% of our total revenue.

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to the Shopping section of our Website and not necessarily to the Auctions, Cars, Real Estate, or Community sections of our Website.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah (see Item 2 of Part I, “Properties”). During the twelve months ended December 31, 2008, we fulfilled approximately 21% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have approximately 1,200 fulfillment partners which post approximately 196,000 non-BMMG products, as well as most of the BMMG products (found in the Books etc.

department) on our Website. Our revenue from sales from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Seasonality

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

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

International business

We began selling products through our website to customers outside the United States in late August 2008. The initial launch included Canada and 33 European countries, including the U.K. and Germany. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Key Relationships

Manufacturer, Supplier and Distribution Relationships

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

Anne Klein	Joseph Abboud	RCA
Bissell	JVC	Samsonite
Blue Ridge Home Fashions	Kodak	Seiko
Broyhill	Movado	Simon & Schuster
Canon	Novica	Sony
Charles David	Panasonic	Steve Madden
Drexel Heritage	Philips	Thomasville
Dyson	Random House	Toshiba
Fuji		Wenger
Hewlett-Packard
Hoover
Hunter Fan

To date, we have not entered into contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our manufacturer and supplier relationships are based on historical experience with manufacturers and liquidation wholesalers and do not obligate or entitle us to receive merchandise on a long-term or short-term basis. In our direct business, we purchase the products from manufacturers or liquidation wholesalers using standard purchase orders. Generally, suppliers do not control the terms under which products are sold through our Website.

Products

Online Products

Our website is organized into five main sections, namely: Shopping, Auctions, Cars, Real Estate, and Community. The Shopping section is organized into eleven main departments:

Furniture	At Home
Bedding	Clothing & Shoes
Jewelry	Watches
Electronics	Sports
Books, etc.	Worldstock
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

Down comforters	Down alternatives
Down pillows	Featherbeds
Down comforter sets

Individual products can be accessed and viewed from the category or subcategory pages. These specific product pages include detailed product descriptions, color photographs, pricing information and customer reviews.

For 2006, 2007 and 2008, the percentages of gross sales contributed by similar classes of products were as follows:

Product class	2006	2007	2008
Home and garden(1)	42%	44%	50%
Jewelry, watches, clothing and accessories	27%	25%	24%
BMMG(2), electronics and computers	23%	23%	18%
Other	8%	8%	8%

Total	100%	100%	100%

(1)   Home and garden includes home décor, bedding, bath, furniture, house wares, garden, patio and other related products.

(2)   BMMG stands for “Books, Music, Movies and Games.”

The number of total products we offer has grown from less than 100 in 1999, to more than 201,000 non-BMMG products and approximately 450,000 BMMG products (books, magazines, CDs, DVDs and video games) as of December 31, 2008. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Worldstock is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market.

Fulfillment Operations

General

When customers place orders on our Website, orders are fulfilled either by a third-party fulfillment partner or directly from our warehouses in Salt Lake City, Utah. We monitor all of these sources for accurate order fulfillment and timely shipment. We currently charge $2.95 per order for basic ground shipping, but customers can choose from various expedited shipping services at their expense.

Payment Terms

Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as Paypal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days).

Fulfillment for Direct Business

During 2008, we fulfilled approximately 21% of all orders through our leased warehouses in Salt Lake City, Utah (see Item 2 of Part I, “Properties”.) Our warehouse staff generally shipped between 5,000 and 8,000 orders per day, and up to 32,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouses. Our warehouses store approximately 5,000 non-BMMG products offered on our Website. We operate the Salt Lake City warehouses with an automated warehouse management system that tracks the receipt of inventory, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Website relays orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Website shipment of each order. Customers can track the shipping status of their packages through links we provide on our Website.

Fulfillment Partner Business

During 2008, approximately 79% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently coordinate approximately 1,200 entities that collect orders through our Website. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, we handle the majority of the returns for these sales. These third parties relay shipment confirmations to our Website where customers can review shipping and tracking information. All orders through our Website bear Overstock’s name on the packing material and shipping documents, including those shipped by our fulfillment partners. We also handle customer service related to all orders placed through our Website.

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

Customer Service

We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, and returns. As a result of this commitment, we now rank #2 in customer service rankings among all US retailers, according to rankings published in the 2008 NRF Foundation/American Express Customer Service Survey. Our customer service staff processes approximately 14,000 calls per week and up to approximately 30,000 calls per week during peak periods.

The same staff processes approximately 17,000 e-mail messages each week and up to approximately 21,000 e-mail messages per week during peak periods, with a turnaround goal of one business day. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives. The demands on our customer service staff increase significantly during peak periods, including the several weeks before and after the Christmas holiday.

Technology

We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and Verizon, Inc. to obtain connectivity to the Internet over multiple Gig-E and OC48 links. We currently store our data on several Oracle databases using Dell and IBM computer hardware connected to multiple large scale Hitachi and EMC storage devices. Currently, we use Dell and IBM servers for our Website, which are connected to the Oracle databases and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. Currently, our primary computer infrastructure remains at our co-location facility in Salt Lake City. We also have a second data center which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

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

•                  online specialty retailers such as BlueNile and BackCountry; and

•                  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co., Inc. and Barnes and Noble, Inc., most of which also have an online presence.

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

Intellectual Property

We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some internationally, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States.

Third parties have in the past, and may in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees and those hiring them will misappropriate and exploit our intellectual property.

Legal and Regulatory Matters

From time to time, we receive claims and become subject to regulatory investigations or actions, consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our website. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows. However, we do not currently believe that any of our outstanding litigation will have a material adverse effect on our financial condition.

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

See the information set forth under Item 15 of Part IV, “Financial Statements”—Note 14—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

Government Regulation

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

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to the obligation to collect and remit state and local taxes other than for sales within the state of Utah (where our operations are located), or subject us to additional state and local sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

As of December 31, 2008, we had 1,036 full-time employees, including 379 in customer service and fraud prevention, 119 in order fulfillment, 226 in information technology and Website production, 56 in marketing, 150 in merchandising (including auctions, cars, and real estate), 51 in accounting and finance, and 55 in our executive and administrative department. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be positive. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Executive Officers

The following persons were executive officers of Overstock.com as of February 23, 2009:

Executive Officers	Age	Position
Patrick M. Byrne	46	Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Johnson III	42	President and Corporate Secretary
Geoffrey R. Atkinson	24	Senior Vice President, Marketing
Stephen J. Chesnut	49	Senior Vice President, Finance
David K. Chidester	37	Senior Vice President, Internal Reporting and Information
Jacob K. Hawkins	33	Senior Vice President, Change Management
Samuel J. Peterson	33	Senior Vice President, Technology
Stormy D. Simon	40	Senior Vice President, Marketing and Customer Care
Stephen P. Tryon	47	Senior Vice President, Logistics and Human Capital Management

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

Mr. Jonathan E. Johnson III joined Overstock.com in September 2002 and currently serves as our President. He has served as our General Counsel and as our Vice President, Strategic Projects, and Senior Vice President, Corporate Affairs and Legal. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Justice Russon. Mr. Johnson holds a Bachelor’s Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

Mr. Geoffrey R. Atkinson currently serves as our Senior Vice President of Marketing. Mr. Atkinson is responsible for the search and email marketing channels as well as the Customer Relationship Management group (the “CRM”). Since joining the Company in 2005, Mr. Atkinson has worked primarily on improving the customer facing search and navigation experience as well as growing the email and search marketing channels. Mr. Atkinson has previously served as Vice President of tactical marketing and Director of web site and email marketing. Before joining Overstock.com, Mr. Atkinson worked in marketing and branding at Smith Sport Optics, a manufacturer of sunglasses and goggles for sports and leisure, in Sun Valley, Idaho. Mr. Atkinson holds a Bachelor of Arts Degree in Sociology from Dartmouth College.

Mr. Stephen J. Chesnut was appointed Senior Vice President, Finance of the Company, effective January 5, 2009. From August 2007 until he joined the Company, Mr. Chesnut served as Vice President, Strategy/Market Development/Sales for HD Supply, Inc., a privately-held wholesale distribution company based in Atlanta, Georgia. From December 1998 to August 2007, Mr. Chesnut served in a variety of capacities for The Home Depot or its subsidiaries, including Director, Business Development for HD Supply (prior to its sale by Home Depot), Director, Finance and Chief Financial Officer for Home Depot Supply; Director, New Concept Development; and Director, Strategic Planning. Prior to joining The Home Depot, Mr. Chesnut served in a variety of operational, planning and financial positions for Target Stores Inc. from 1986 to 1998. Mr. Chesnut holds a Bachelor’s of Science Degree in Accounting and Business Management, from Southern Utah University and a Master of Business Administration Degree, Finance and Strategic Planning, from Brigham Young University.

Mr. David K. Chidester currently serves as our Senior Vice President, Internal Reporting and Information and Assistant Secretary. Mr. Chidester previously served as Senior Vice President, Finance from January 2004 to January 2009, as our Acting Chief Financial Officer from August 2003 to January 2004, and as our Controller from August 1999 to August 2003. Prior to joining Overstock.com, Mr. Chidester was with PricewaterhouseCoopers LLP from December 1995 to August 1999. Mr. Chidester holds a Bachelor of Science Degree in Accounting and a Master’s Degree in Business Administration, both from the University of Utah.

Mr. Jacob K. Hawkins currently serves as Senior Vice President, Change Management. Mr. Hawkins has performed various roles across the organization, including business development, marketing, merchandising, technology, and project management. Prior to joining Overstock.com, Mr. Hawkins worked for Professional Marketing International, a business consulting group. Mr. Hawkins holds a Bachelor’s Degree in Business Management from Brigham Young University and a Master’s Degree of Business Administration with an emphasis in information systems from the University of Utah.

Mr. Samuel J. Peterson currently serves as our Senior Vice President, Technology. Mr. Peterson previously served as the Vice President, Software Development from early 2005, and was appointed as Director, Network and Systems Engineering in 2003.

Ms. Stormy D. Simon currently serves as our Senior Vice President, Marketing and Customer Care. Ms. Simon previously served as our Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Logistics and Human Capital Management, with primary responsibility for logistics and supervision of the Company’s warehouse operations, and most recently, managing the Company’s human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr.Tryon received a Bachelor’s of Science Degree in Applied Sciences from the U.S. Military Academy and a Master’s Degree of Arts in Philosophy from Stanford University.

 Board of Directors

Name	Age	Position with the Company	Director Since
Allison H. Abraham	45	None	March 2002
Joseph J. Tabacco, Jr.	59	None	June 2007
Patrick M. Byrne	46	Chief Executive Officer	October 1999
Barclay F. Corbus	41	None	March 2007
James V. Joyce	50	Consultant	February 2008

Ms. Allison H. Abraham has served as a Director of Overstock since March 2002 and is currently the President of the Newton School, a non-profit, private school located in Sterling, Virginia. She is Chairwoman of the Audit Committee and a member of the Compensation Committee. Ms. Abraham served as President and as a director of LifeMinders, Inc., an online direct marketing company, from May 2000 until the acquisition of LifeMinders by Cross Media Marketing Corp. in October 2001. Prior to joining LifeMinders, Ms. Abraham served as Chief Operating Officer of iVillage Inc., an online media company, from May 1998 to May 2000. From February 1997 to April 1998, Ms. Abraham was President, Chief Operating Officer and a director of Shoppers Express, an online grocery service, and also served as Vice President of Sales and Marketing for several months prior to her promotion. From 1992 to 1996, Ms. Abraham held several marketing and management positions at Ameritech Corporation. She was employed at American Express Travel Related Services in New York City from 1988 to 1992, focusing on the launch of new products and loyalty programs. Ms. Abraham holds a Bachelor of Arts Degree in Economics from Tufts University and a Master’s Degree of Business Administration from the Darden School at the University of Virginia.

Mr. Joseph J. Tabacco, Jr. has served as a Director of Overstock since June 2007. Mr. Tabacco is a member of the Audit Committee and the Compensation Committee. For more than the last five years Mr. Tabacco has served as the managing partner of the San Francisco office of Berman DeValerio (formerly Berman DeValerio Pease Tabacco Burt & Pucillo). A 1974 honors graduate of George Washington University School of Law, Mr. Tabacco litigates antitrust, securities fraud, commercial high tech, and intellectual property matters. Since entering private practice in the early 1980s, Mr. Tabacco has served as trial or lead counsel in numerous antitrust and securities cases and has been involved in all aspects of state and federal litigation. Prior to 1981, Mr. Tabacco served as senior trial attorney for the U.S. Department of Justice, Antitrust Division, and in both the Central District of California and the

Southern District of New York. Mr. Tabacco frequently lectures and authors articles on securities and antitrust law issues and is a member of the Advisory Board of the Institute for Consumer Antitrust Studies at Loyola University Chicago School of Law. Mr. Tabacco is also a former teaching fellow of the Attorney General’s Advocacy Institute in Washington, D.C., and has served on the faculty of ALI-ABA on programs about U.S.-Canadian business litigation and trial of complex securities cases.

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

Mr. Barclay F. Corbus has served as a Director of Overstock since March 2007. He is a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Corbus has served as Senior Vice President of Clean Energy Fuels Corp., a provider of vehicular natural gas, with responsibility for strategic development, since September 2007. He served as Co-CEO of WR Hambrecht + Co., an investment banking firm, from July 2004 to September 2007, and prior to that date served in other executive positions with WR Hambrecht + Co. Prior to joining WR Hambrecht + Co in March 1999, Mr. Corbus was in the investment banking group at Donaldson, Lufkin and Jenrette. Mr. Corbus graduated from Dartmouth College with a Bachelor of Arts Degree in Government and has a Master’s Degree of Business Administration in Finance from Columbia Business School.

Mr. James V. Joyce has served as a Director of Overstock since February 2008. He is also the chief executive officer of Icent LLC, which is a management consulting company through which Mr. Joyce has provided consulting services to clients, including the Company, for the last five years. Mr. Joyce holds a Bachelor of Arts Degree as well as a Master’s Degree in Jurisprudence from the University of Oxford and a Master’s Degree of Business Administration from Dartmouth College.

There are no family relationships among any of the current officers and directors of the Company.

Available Information

Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings made pursuant to the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially adversely affected, and the market price of our securities could decrease. These are not the only risks we face. In addition, the global economic climate amplifies many of these risks.

Risks Relating to Overstock

General economic factors may adversely affect our financial performance.

General economic conditions may adversely affect our financial performance. In the United States, higher interest rates, higher fuel and other energy costs, weakness in the housing market, inflation, higher levels of unemployment, unavailability of consumer credit, higher consumer debt levels, higher tax rates and other changes in tax laws, overall economic slowdown and other economic factors could adversely affect consumer demand for the products and services we sell, change the mix of products we sell to one with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase goods, a factor that can result in an increase in the cost to us of the goods we sell to our customers.

We have a history of significant losses. If we do not achieve and maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may continue to incur operating and net losses for the foreseeable future. We incurred net losses of $48.0 million and $12.7 million for the years ended December 31, 2007 and 2008. As of December 31, 2008, our accumulated deficit was $265.0 million. We will need to generate significant revenues to achieve profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate, or if our operating expenses exceed our expectations, our financial results would be harmed.

We will continue to incur significant operating expenses and capital expenditures to:

•                  enhance our distribution and order fulfillment capabilities;

•                  further improve our order processing systems and capabilities;

•                  develop enhanced technologies and features;

•                  expand our customer service capabilities to better serve our customers’ needs;

•                  expand or modify our product offerings;

•                  occupy warehouse and office space;

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

Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult. Since 2005, we have completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business, and we are continuing the work to upgrade and further expand these and other components of our infrastructure. We have experienced difficulties with the implementation of various aspects to the upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of these expenditures, our ability to quickly reduce spending if our revenues are lower than we project is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors.

The seasonality of our business places increased strain on our operations.

We expect a disproportionate amount of our sales to occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts such that we fail to meet customer demand, it could significantly affect our revenue and our future growth. If we liquidate products, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Website within a short period of time due to increased holiday demand, we may experience system interruptions that make our Website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand.

We depend on our relationships with third party fulfillment partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At December 31, 2008, we had fulfillment partner relationships with approximately 1,200 third parties whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 97% of the non-BMMG products available on our Website. We plan to continue to expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. We do not have any long-term agreements with any of these third parties. Our agreements with third parties are terminable at will by either party immediately upon notice. In general, we agree to offer the third parties’ products on our Website and these third parties agree to provide us with information about their products, honor our customer service policies and ship the products directly to the customer. If we do not maintain our existing relationships or build new relationships with third parties on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet. If we are unable to maintain our existing or build new fulfillment partner relationships or if other product manufacturers refuse to allow their products to be sold via the Internet, our business and prospects would suffer severely.

We are dependent on third parties to fulfill a number of our fulfillment, distribution and other retail functions. If such parties are unwilling or unable to continue providing these services, our business could be seriously harmed.

In our fulfillment partner business, although we handle returned merchandise, we rely on third parties to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Website, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these third parties’ products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

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

•                  increased cost of delivery, resulting in reduced gross profit percentages; and

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

We purchase inventory from foreign markets and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign vendors may require us to pay higher prices for products, which could negatively affect our gross profit percentage.

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

We have an evolving business model.

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

•                  the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts; and

•                  unexpected changes in international regulatory requirements, taxes and tariffs, and geopolitical events such as war and terrorist attacks.

To the extent we generate international sales and transactions in the future, any negative impact on our international operations could negatively impact our business. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales.

In order to obtain future revenue growth and achieve and sustain profitability, we will have to attract and retain customers on cost-effective terms.

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other Website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology’s development evolves in a manner that is no longer beneficial to us our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these relationships or  agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

•                  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

•                  online specialty retailers such as BlueNile and BackCountry; and

•                  traditional retailers and liquidators such as Ross Stores, Inc., Walmart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, Target Corporation, Best Buy Co., Inc., and Barnes and Noble, Inc., most of which also have an online presence.

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

Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers and liquidation e-tailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against current and future competitors.

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

We use internally developed systems for our Website and certain aspects of transaction processing, including customer profiling and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. If the volume of traffic on our Website or the number of purchases made by customers substantially increases, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

Other parties also may claim that we infringe their intellectual property rights. We have been and are subject to, and expect to continue to be subject to, legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, whether or not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

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

Our Rocker Partners, L.P. litigation may have an adverse effect on our business and financial condition.

In August 2005, we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit. In October 2005, we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. Though the cross-claims against other current and former directors were dismissed, the cross claims against us and Dr. Byrne remain. Dr. Patrick Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management’s time and attention and the Company’s resources in connection with the litigation and related matters may reduce the time and attention management is able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. In addition, the use of the Company’s resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer. We have settled, and dismissed, our claims against and by Gradient. If we are unsuccessful in defeating the remaining cross-claims, we may incur damages which may not be covered by existing insurance or may not be within policy limits which could adversely impact our financial condition.

Our Prime Broker litigation may have an adverse effect on our business and financial condition.

In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers, Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. The use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer. Further, the bankruptcy filing by Lehman Brothers may adversely affect our ability to collect any judgment we may obtain against Lehman.

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

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

We have significant indebtedness.

As a result of the sale of our 3.75% Convertible Senior Notes (the “Senior Notes”) in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005, and $9.5 million during the quarter ended September 30, 2008. As of December 31, 2008, $67.5 million of the Senior Notes remained outstanding.  On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to utilize up to $20.0 million to repurchase a portion of its 3.75% Senior Notes.  Under this repurchase program, we retired $4.9 million of the Senior Notes for $3.0 million in cash.  As a result of the Senior Notes retirements, we expect to recognize a gain of $1.9 million, net of the associated unamortized discount of $63,000 (see Item 15 of Part IV, “Financial Statements” —Note 17 —“Stock and Debt Repurchase Program”).  The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we fail to comply with our debt covenants, we will be in default.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and acquisitions. Additional funds or alternative financing may not be available to us on acceptable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may have difficulty during the current economic turmoil.

In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. Our lender on our credit facility is Wells Fargo. If our lender fails to honor its legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms.

We believe that continued turmoil in the financial markets may lead to general economic weakness, which could have a negative impact on our business. Due to the recent economic developments seen nationally that have adversely impacted the retail industry, liquidation wholesalers and discount retailers have also been under competitive pressure from large national retailers seeking either to liquidate inventory as they go out of business or steeply discounting inventory to mitigate losses as of the end of the year. This resulting margin pressure is anticipated to not be sustainable as brick-and-mortar stores clear out excess inventory in their supplies chains and adjust their business model for the changes in the economy.

Our suppliers, fulfillment partners or key third party vendors of necessary services and technical systems may encounter difficulty with credit or liquidity in their own businesses, which may adversely affect ours.

Risks Relating to our Auctions Site Business

Our auctions business is a new business.

Our auctions business began operation in September 2004. The online auctions business is a relatively new business for us, and we cannot ensure that our expansion into the online auctions business will succeed. Our entry into the online auctions business will require us to devote substantial financial, technical, managerial and other resources to the business. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we have.

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

Risks Relating to our Cars Site and Real Estate Businesses

Our cars site and real estate businesses are new businesses.

Our car listing site and real estate listing businesses began operation in December 2006 and August 2008, respectively. The listing sites are listing services for automobile and real estate sellers. The online car listing service and real estate listing service are  relatively new businesses for us. We cannot ensure that our expansion into these businesses will succeed. Our entry into these businesses will require us to devote substantial financial, technical, managerial and other resources to this car listing and real estate listing sites. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online car listing and real estate listing service businesses and substantially greater resources than we have.

Our car listing and real estate listing businesses may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and real estate agents and public advertisement for car and real estate sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and real estate listing for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” The application of these regulations to online car listing service and real estate listing providers is not clear. Although we do not expect these laws to have a significant effect on our listing businesses, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our businesses that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car and real estate listing businesses.

Current and future laws could affect our car and real estate listing businesses.

Like our shopping business, our car and real estate listing services are subject to the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car and real estate listing services may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles and real estate for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car and real estate listing sites, they could harm our business.

Our business may be harmed if our car and real estate listing sites are used for unlawful transactions.

The law regarding the potential liability of an online listing service for automobile sales and real estate is not clear. The platform of the listing service will be accessible to those subscribers who will have the ability to feature their cars and real estate listings for sale and will supply the text descriptions of the vehicles, including the general condition of the vehicle and property and other important information. We will have no ability beforehand to know if the information sellers provide is correct. While our site terms and conditions of usage will prohibit unlawful acts, we cannot rule out the possibility that users of our car and real estate listing sites will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions utilizing our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our car and real estate listing sites and disputes between users of our car and real estate listing sites may harm our business.

We are aware that other companies operating online car and real estate listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. With any online listing service there is the possibility that sellers may attempt to employ “bait and switch” techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle or different property once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles and real estate without accurate descriptions of the condition of the vehicles or real estate. We do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting “bait and switch” or other prohibited seller tactics. We are aware that other companies providing similar services periodically receive complaints about the quality of the vehicles or real estate they purchase, requesting reimbursement of amounts they have paid, threatening or commencing legal actions against the listing service for damages. We may receive similar complaints, requests and communications, and encounter similar legal actions in connection with our cars and real estate listing businesses, which may harm our business or reputation among consumers.

Risks Relating to our Community Site Business

Our community site business is a new business

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

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit percentage. We have implemented technology to help us detect the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, our business could be harmed.

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. We challenged the constitutionality of a New York state law which requires internet retailers to collect and remit New York sales taxes on their New York sales, even if the seller has no New York tax “nexus” other than with New York based independent contractors who are internet advertising affiliates. The trial court dismissed our challenge and we are appealing the dismissal. As a result of the enactment of the New York law, we terminated our relationship with New York based advertizing affiliates. Several other states currently have legislative proposals similar to New York’s tax law, and if such laws are evaluated and constitutionally upheld, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Additionally, laws governing the permissible contents of products may adversely affect us. Recently the United States Congress passed the Consumer Product Safety Improvement Act (“CPSIA”), which created more stringent safety requirements for children’s products and any products containing lead paint sold within the United States. The CPSIA, not only regulates the future manufacture of items such as cribs, pacifiers, toys and children’s jewelry, but applies to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold subsequent to the effective dates of the legislation, through regulatory or civil actions against us. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

•                  offering new lines of products;

•                  our ability to attract users to our auctions, car listing and real estate sites; and

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

We have filed an unfair business practice lawsuit against, Rocker Partners, L.P. and others, alleging that the defendants have conspired to denigrate Overstock’s business for personal profit, as well as an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. We have also filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding Lehman Brothers Holdings Inc. as an additional defendant and articulating in greater detail the allegations against the defendants. We believe that the defendants in both of these lawsuits have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts.

Our stock has consistently been on the Regulation SHO threshold list.

Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, we have consistently appeared on the Regulation SHO threshold list and, while we do not currently appear on the Regulation SHO threshold list, we have been on the list for more trading days than any other company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Corporate office space

In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years.

Logistics and warehouse space

We currently lease 795,000 square feet of warehouse facilities in Utah under operating leases which expire in August 2012 and August 2015.

On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, we leased a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the New Warehouse, we currently have warehouse operations in two facilities in Salt Lake City. The Natomas Lease anticipates that we may construct a corporate office facility within the New Warehouse. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center

In December 2006, we entered into a Data Center Agreement (the “OM I Agreement”) to lease 3,999 square feet of space at Old Mill Corporate Center I for an IT data center to allow us to consolidate other IT data center facilities.

We believe that all the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to seasonal requirements for additional warehouse space during the fourth quarter.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under Item 15 of Part IV, “Financial Statements”—Note 14—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “OSTK.” Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2007
First Quarter	19.72	14.05
Second Quarter	19.98	15.80
Third Quarter	28.99	17.22
Fourth Quarter	39.39	14.75
Year Ended December 31, 2008
First Quarter	15.68	8.61
Second Quarter	28.50	11.50
Third Quarter	29.59	13.64
Fourth Quarter	20.13	6.34

STOCK PERFORMANCE GRAPH

The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2003 through December 31, 2008 for Overstock.com, Inc., Hemscott’s (formerly Media General’s) Nasdaq U.S. Index and Hemscott’s Internet Software and Services Index. The graph assumes that $100 was invested in Overstock’s common stock and the above indices at the closing prices on December 31. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG OVERSTOCK.COM, INC.,

NASDAQ MARKET INDEX-U.S. AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 31, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

Holders

As of February 23, 2009, there were 183 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our Loan and Security Agreement with Wells Fargo Retail Finance, LLC as amended and restated on January 6, 2009, prohibits us from paying dividends without the consent of the lender.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In January 2008, the Board of Directors approved a repurchase program under which we were authorized to repurchase up to $20.0 million of our common stock and/or Convertible Senior Notes due 2011 through December 31, 2009. Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market transactions for $13.4 million during the year ended December 31, 2008. The Company had fully utilized the authorized this $20.0 million repurchase program as of December 31, 2008.

We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant’s contributions to the plan. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. Our matching contribution totaled $389,000, $494,000 and $570,000 during the years ended December 31, 2006, 2007 and 2008, respectively. Beginning in 2006 and through January of 2008, our matching contribution was paid using common stock issued from treasury. In addition, for 2006 and 2007, the board of directors approved discretionary contributions of 2% of salary to all employees eligible to participate in the plan totaling $409,000 and $408,000, respectively. The contributions in 2006 and 2007 were settled with shares of our common stock in the following year. No discretionary contributions were approved or paid for 2008.

 Stock based Compensation

Stock Options

Our board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002 and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of either five or ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Subsequent awards will be made under the 2005 Equity Incentive Plan. As of December 31, 2008, 1.2 million shares of stock based awards were available for future grants under the 2005 Equity Incentive Plan.

The following is a summary of stock option activity (amounts in thousands, except per share data):

	2006		2007		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,299	$18.09	1,011	$18.97	1,161	$20.48
Granted at fair value	183	22.47	762	18.14	11	14.14
Exercised	(276)	9.19	(354)	8.81	(112)	12.96
Canceled/forfeited	(195)	30.17	(258)	23.65	(86)	20.45

Outstanding—end of year	1,011	18.97	1,161	20.48	974	21.27

Options exercisable at year-end	679	$15.74	408	$22.36	609	$23.18

Restricted Stock Units Activity

During the year ended December 31, 2008, 491,000 restricted stock units were granted. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $12.64.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2008
	Units	Grant Date Fair Value
Outstanding—beginning of year	—	$—
Granted at fair value	491	12.64
Vested	—	—
Canceled/forfeited	(42)	12.13

Outstanding—end of year	449	12.69

Restricted stock units vested at year-end	—	—

Restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2006, 2007 and 2008, the Company recorded stock based compensation related to restricted stock units of $0, $0 and $896,000.

At December 31, 2008, 449,000 restricted stock units were outstanding. No restricted stock units had been vested as of December 31, 2008. On January 13, 2009, 337,000 restricted stock units were granted.

ITEM 6. SELECTED FINANCIAL DATA

	Year ended December 31,
	2004	2005	2006(1)	2007	2008
	(in thousands, except per share data)

Consolidated Statement of Operations Data:

Revenue
Direct revenue	$212,264	$323,136	$301,509	$197,088	$174,203
Fulfillment partner revenue	278,357	471,839	478,628	568,814	660,164

Total revenue	490,621	794,975	780,137	765,902	834,367

Cost of goods sold
Direct	183,653	280,647	284,774	168,008	154,501
Fulfillment partner	240,530	397,855	405,559	473,344	536,957

Total cost of goods sold	424,183	678,502	690,333	641,352	691,458

Gross profit	66,438	116,473	89,804	124,550	142,909

Operating expenses:
Sales and marketing	40,559	77,155	70,897	55,458	57,634
Technology	8,509	27,901	65,158	59,453	57,815
General and administrative	22,024	33,043	46,837	41,976	38,373
Restructuring(2)	—	—	5,674	12,283	—

Total operating expenses	71,092	138,099	188,566	169,170	153,822

Operating loss	(4,654)	(21,626)	(98,762)	(44,620)	(10,913)
Interest income, net	1,064	(161)	3,566	4,788	3,163
Interest expense	(775)	(5,582)	(4,765)	(4,188)	(3,462)
Other income (expense), net	(49)	4,728	81	(92)	(1,446)

Loss from continuing operations	(4,414)	(22,641)	(99,880)	(44,112)	(12,658)
Loss from discontinued operations	—	(2,571)	(6,882)	(3,924)	—

Net loss	(4,414)	(25,212)	(106,762)	(48,036)	(12, 658)
Deemed dividend related to redeemable common stock	(188)	(185)	(99)	—	—

Net loss attributable to common shares	$(4,602)	$(25,397)	$(106,861)	$(48,036)	$(12,658)

Net loss per common share—basic and diluted

Loss from continuing operations	$(0.26)	$(1.17)	$(4.91)	$(1.86)	$(0.55)
Loss from discontinued operations	$—	$(0.13)	$(0.34)	$(0.17)	$—
Net loss per common share—basic and diluted	$(0.26)	$(1.30)	$(5.25)	$(2.03)	$(0.55)

Weighted average common shares outstanding—basic and diluted	17,846	19,429	20,332	23,704	22,901

	As of December 31,
	2004	2005	2006 (3)	2007 (3)	2008
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$198,678	$55,875	$126,965	$101,394	$100,577
Marketable securities	88,802	55,799	—	46,000	8,989
Working capital	267,640	79,561	59,475	62,621	39,679
Total assets	381,600	335,953	264,453	231,143	172,445
Total indebtedness	117,589	84,676	84,336	82,453	69,130
Redeemable common stock	3,166	3,205	—	—	—
Stockholders’ equity (deficit)	169,504	89,148	56,367	18,212	(2,985)

(1)          Effective January 1, 2006, we adopted SFAS 123(R) and recognized stock-based compensation of $4.1 million, $4.5 million, and $3.3 million during the years ended December 31, 2006, 2007 and 2008, respectively.

(2)          During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, “Financial Statements”—Note 3—“Restructuring Expense”).

(3)          As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary (“OTravel”). As a result, OTravel’s operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006 (including a goodwill impairment charge of $4.5 million) and $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million—see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Overstock.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are described in greater detail in Item 1A of Part I, “Risk Factors.”

Overview

We are an online “closeout” retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale.

We are based in Salt Lake City, Utah, and were founded in 1997. We launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation distribution channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 201,000 products under multiple departments under the shopping tab on our Website, and offer approximately 450,000 media products in the Books etc. department on our Website.

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

In the fourth quarter 2008, we faced unusual competition from brick and mortar retailers seeking to liquidate inventory directly. The macroeconomic slowdown and discounting by brick and mortar retailers have mixed effects on us. The effects include increased price competition and cautious consumers, but also include opportunities for us to acquire inventory at unusually low prices.

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 15 of Part IV, “Financial Statements”—Note 23—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the years ended December 31, 2006, 2007, and 2008, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah (see Item 2 of Part I, “Properties”). During the years ended December 31, 2007 and 2008, we fulfilled approximately

25% and 21%, respectively, of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,200 third parties which post approximately 196,000 non-BMMG products, as well as most of the BMMG products, on our Website.

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

International business

We began selling products through our website to customers outside the United States in late August 2008. The initial launch included Canada and 33 European countries, including the U.K. and Germany. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, “Financial Statements”—Note 2—“Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

•                  revenue recognition;

•                  estimating valuation allowances and accrued liabilities (specifically, the reserve for returns, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory);

•                  internal use software and website development (acquired and developed internally);

•                  accounting for income taxes;

•                  valuation of long-lived and intangible assets and goodwill; and

•                  stock-based compensation and performance share plan.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 15 of Part IV, “Financial Statements”—Note 23—“Business Segments”).

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

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2008 ( in thousands):

Change in the
Estimate of Average	Year ended December 31, 2008
Transit Times (Days)	Effect on Revenue	Effect on Net Income
-2	$7,633	$1,264
-1	$3,949	$652
As reported	As reported	As reported
1	$(959)	$(142)
2	$(1,634)	$(259)

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

We periodically provide incentive offers to our customers to encourage purchases. Such offers include discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by our customers, are treated as a reduction to the purchase price of the related transaction.

Direct revenue

Direct revenue consists of sales of merchandise to both individual consumers and businesses that are fulfilled directly from our leased warehouses (see Item 2 of Part I, “Properties”). Direct sales occur primarily through our Website, but may also occur through other offline channels.

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

International business

We began selling products through our website to customers outside the United States in August 2008. The initial launch included Canada and 33 European countries, including the U.K. and Germany.  We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Advertising expense is the largest component of our sales and marketing expenses and is primarily attributable to expenditures related to online marketing activities and offline radio and television advertising. Our advertising expenses totaled approximately $68.1 million, $51.0 million and $52.8 million for the years ended December 31, 2006, 2007 and 2008, respectively, representing 96%, 92% and 92% of sales and marketing expenses for those respective periods.

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

Business Restructuring

During 2006, we began a facilities consolidation and restructuring program which continued through 2007 designed to reduce our overall expense structure in an effort to improve future operating performance. If we determine to move our corporate headquarters we expect to incurr future restructuring expenses. (see Item 15 of Part IV, “Financial Statements”—Note 3—“Restructuring Expense”).

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

Reserve for returns

Total revenue is recorded net of estimated returns. We maintain a reserve for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $6.9 million and $5.1 million at December 31, 2007 and 2008, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of all accounts receivable. We maintained an allowance for doubtful accounts receivable of $2.5 million and $1.6 million as of December 31, 2007 and 2008, respectively.

Reserve for obsolete and damaged inventory

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2007, our inventory balance was $25.6 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million. At December 31, 2008, our inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million.

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

During the years ended December 31, 2007 and 2008, we capitalized $2.0 million and $9.0 million, respectively, of costs associated with internal-use software and website development, both internally developed and acquired externally. Amortization of previously capitalized amounts totaled $13.5 million and $11.6 million for those respective periods.

 Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2007 and 2008, we have recorded a full valuation allowance of $86.0 million and $86.9 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax positions, nor was any interest expense recognized during the year ended December 31, 2008.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Valuation of long-lived and intangible assets and goodwill

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. Goodwill totaled $2.8 million as of December 31, 2007 and 2008.

In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets, (“SFAS 144”) and SFAS 142 and determined that goodwill was subject to an impairment loss of approximately $4.5 million and $3.8 million during the years ended December 31, 2006 and 2007 (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). These have been recorded as a component of the loss from discontinued operations. There were no impairments to goodwill recorded during the year ended December 31, 2008.

Stock-based compensation

As of January 1, 2006, we adopted SFAS 123(R) Share Based Payment (“SFAS 123(R)”), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

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

Performance Share Plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees of the Company. The Plan provided for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

The performance goal was measured by growth in economic value, as defined in the Plan. The amount of payments due to participants under the Plan was a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal was attained, which was between 0% and 200%. If the growth in economic value was 10% compounded annually or less, the percentage would be 0%. If the growth in economic value was 25% compounded annually, the percentage would be 100%. If the growth in economic value was 40% compounded annually or more, the percentage would be 200%. If the percentage growth was between these percentages, the payment percentage would be determined on the basis of straight line interpolation. Amounts payable under the Plan were subject to Board discretion. Amounts payable under the Plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, we recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that was expected to occur. These estimates included assumed future growth rates in revenues, gross profit percentages and other factors. If we were to use different assumptions, the estimated compensation charges could be significantly different.

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

Over the remaining six months of 2007, we reduced the estimated compensation expense under the plan by approximately $550,000, based on changes in its estimate of growth in economic value over the remaining twelve months of the plan. As of December 31, 2007, the cumulative expense related to the performance share awards was $1.0 million.

During the year ended December 31, 2008, we reversed the cumulative $1.0 million in total compensation expense under the Plan as the Board determined no payments would be made under the plan. The plan expired on December 31, 2008.

Restricted Stock Units

During the year ended December 31, 2008, 491,000 restricted stock units were granted. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company. At December 31, 2008, there were 449,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of the Company’s shares of common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $12.64.

Recent Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations (“SFAS No. 141 (R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) or SFAS No. 160 will have a material impact our financial position and results of operations or cash flows.

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

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)  (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We anticipate that the adoption of FSP APB 14-1 will not have a material impact on our consolidated financial statements.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion and we expect that none would have a significant impact on our consolidated financial statements.

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

Commentary—Revenue. We experienced strong revenue growth in the first three quarters of 2008. As of September 30, 2008, year-to-date revenue growth was 23% compared to a decrease of 2% for the same prior year period. However, our business experienced a significant slowdown in Q4 as consumers pulled back on discretionary spending over worries of a weakening economy. As a result, total revenue increased 9% for the fiscal year 2008 to $834.4 million from $765.9 million for the fiscal year 2007 notwithstanding a decrease of 13% in Q4 2008 revenue to $255.9 million from $294.5 million in Q4 2007.

The fulfillment partner business continued to be the primary driver of growth throughout 2008. We believe this is due to our initiative to considerably increase the number of non-media products we offer on our website. At the end of 2008, we had approximately 201,000 non-media SKUs on site compared to 63,000 at the end of last year, a 219% increase. The fulfillment partner business accounted for 79% of total revenue during 2008 and 81% during Q4, and it grew 16% for the full year, despite decreasing 9% in Q4 2008. Going forward, our plan is to continue to add products to existing and new categories from new and existing partners. We ended 2008 with 1,200 fulfillment partners, up from 730 a year ago.

Our direct business, unlike the fulfillment partner business, continued to contract in 2008 and revenues were down 12% from last year. As part of our initiative to add partner products to our website, some suppliers have transitioned into fulfillment partners, eliminating the need for us to purchase their inventory, and as a result, we have experienced a shift from direct to fulfillment partner business.

Commentary—Gross Profit and Gross Profit Percentage. Higher revenues and better purchasing contributed to 15% growth in gross profit dollars in 2008. Gross profit rose to $142.9 million, while gross profit percentage expanded 80 basis points to 17.1%, a historical best for the Company. Gross profit contracted in the fourth quarter by 6% due to lower revenues, but gross profit percentage expanded to 17.0% from 15.7%. This was partly due to a decision we made to be less promotional around the holiday season.

In addition, during Q4 2008, we reduced Cost of Goods Sold by $1.8 million for billing recoveries from partners who were underbilled earlier in the year for certain fees and charges that they were contractually obligated to pay. When the underbilling was originally discovered, we determined that the recovery of such amounts was not assured, and that consequently the potential recoveries constituted a gain contingency. Accordingly, we determined that the appropriate accounting treatment for the potential recoveries was to record their benefit only when such amounts became realizable (i.e., an agreement had been reached with the partner and the partner had the wherewithal to pay). We are currently reviewing our policies and procedures surrounding partner supplier cost updates and partner billing processes to ensure that the amounts contractually negotiated are billed in a complete and timely manner. We may have further billing recoveries from our partners in the future that we will seek to recover. We will recognize such recoveries in the manner described above. This accounted for 60 basis points of the 130 basis point improvement from Q4 2007. Gross profit percentages for each of the quarters and fiscal years during 2007 and 2008 were:

	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008
Direct	11.7%	16.5%	15.3%	15.4%	14.8%	13.4%	12.5%	10.4%	8.7%	11.3%
Fulfillment Partner	16.6%	18.0%	17.7%	15.8%	16.8%	17.9%	19.0%	18.7%	19.0%	18.7%
Combined	15.2%	17.6%	17.1%	15.7%	16.3%	16.7%	17.6%	17.2%	17.0%	17.1%

Fulfillment partner gross profit benefited throughout the year from a mix shift of higher-margin sales away from the direct business and into the fulfillment partner business, and a continued shift away from our low margin BMMG business, which accounted for 5% of gross sales for 2008, down from 8% a year ago. Fulfillment partner gross profit expanded by 29% to $123.2 million or 18.7% of revenue, a 190 basis point improvement.

In addition to the sales mix shift away from the direct business and lower revenues, higher product and freight costs negatively impacted direct gross profit, which declined 32% compared to 2007. Direct gross profit percentage fell by approximately 350 basis points to 11.3% despite a 40 basis point reduction in fulfillment costs.

Commentary—Marketing. While revenues increased by 9% this year our sales and marketing expense increased only 4% to $57.6 million during fiscal 2008, and marketing efficiency (marketing as a percentage of revenue) improved to 6.9% from 7.2% in 2007. In Q4 2007, we invested heavily in television, radio and print advertising to both strengthen our brand and enhance future revenue growth. We continued to invest in our brand throughout 2008, but with a more consistent, disciplined approach. Because our branding spend was minimal in the first three quarters of 2007, sales and marketing expenses rose sharply through the first three quarters of 2008 compared to 2007. In Q4 2008, we reduced the level of marketing to $16.4 million or 6.4% of total revenue compared to $27.4 million or 9.3% of total revenue in Q4 2007.

Commentary—Contribution and Contribution Percentage. With higher gross profit and more efficient marketing, contribution

(gross profit dollars less sales and marketing expense) increased 23% to $85.3 million in 2008. Contribution as of a percentage of revenue was 9.0% and 10.2% in 2007 and 2008, respectively. Contribution increased by 43% in Q4 to $27.2 million, an $8.2 million improvement due primarily to lower marketing costs. The following table represents our calculation of contribution (in thousands):

	Three months ended December 31,		Twelve months ended December 31,
	2007	2008	2007	2008
Total revenue	$294,516	$255,862	$765,902	$834,367
Cost of goods sold	248,134	212,252	641,352	691,458

Gross profit	46,382	43,610	124,550	142,909
Less: Sales and marketing expense	27,377	16,437	55,458	57,634

Contribution	$19,005	$27,173	$69,092	$85,275

Contribution percentage	6.5%	10.6%	9.0%	10.2%

Commentary—Technology and G&A costs. Our combined technology and G&A costs were down 5% to $96.2 million for fiscal 2008. Technology costs fell 3% to $57.8 million from $59.5 million in 2007 as we offset falling depreciation expense with IT development and related staff in 2008.

G&A costs decreased 9.0% to $38.4 million for the year 2008 from $42.0 million or $3.6 million.  The primary reduction in G&A expenses year over year is primarily due to a $4.1 million decrease in bonuses accrued in 2008 (including our decision to not pay senior executives and company-wide profit sharing bonuses).  In addition, the performance goal described in the Performance Share Plan (the “Plan”) was not attained as of the end of the year ended 2008 and $1.0 million in total compensation expense accrued under the Plan was reversed.  This year over year decrease was offset in part by an increase of approximately $1.5 million related to consulting costs and professional fees. Technology/G&A costs have been falling over the last few years; we expect that trend will reverse in 2009 as we invest in development and corporate staff and projects.

Commentary—Operating loss. Overall, our operating expenses, including sales and marketing, technology/G&A and restructuring were down 9% for 2008 and down 29% for Q4 2008 compared to the previous year. Our resulting operating loss for 2008 was $10.9 million, a 76% improvement from $44.6 million in 2007. For the three months ended December 31, 2008, our operating profit was $5.7 million, $12.5 million better than the $6.8 million operating loss during the same period last year. The 2007 operating loss includes $12.3 million of restructuring costs ($6.1 million in Q1 2007 and $6.2 million in Q2 2007). We did not incur any restructuring costs in 2008.

Commentary—Other income (expense), net. For the year ended 2008, other expense was $1.4 million and included a $2.8 million gain on the retirement of $9.5 million of 3.75% Senior Notes, a $3.9 million loss on settlement of notes receivable and a $300,000 other-than-temporary impairment of marketable securities.

Commentary—Adjusted EBITDA (non-GAAP). Adjusted EBITDA (a non-GAAP financial measure) for fiscal 2008 was $15.1 million, $25.5 million better than the $(10.5) million in 2007. For the fourth quarter of 2008, Adjusted EBITDA was $9.9 million, a $10.4 million improvement from ($415,000) in Q4 2007. In 2008, capital expenditures were $18.7 million, while depreciation expense was $22.7 million. We believe that a discussion of Adjusted EBITDA at this stage of our business is useful to investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss).

Commentary—Balance Sheet Items. We ended the year with $109.6 million in cash, cash equivalents and marketable securities, compared to $147.4 million at the end of 2007. Working capital decreased to $39.7 million from $62.6 million. The difference is largely the result of $20 million of stock repurchases and debt retirement and $18.7 million of capital expenditures.

We ended the year with $17.7 million of inventory (including inventory in-transit of $2.8 million), a decrease from the $25.6 million of inventory (including inventory in-transit of $3.1 million) we had at the end of 2007. We were able to turn our inventory more frequently due to more efficient inventory management and maintaining a more attractive product selection.

Commentary—Cash Flows (non-GAAP). For the year ended December 31, 2008, we generated $2.0 million in cash inflows from operations compared to cash inflows of $10.0 million during 2007. “Free Cash Flow” (a non-GAAP financial measure) for the three months ended December 31, 2007 and 2008 totaled $55.3 million and $39.4 million, respectively. For the years ended December 31, 2007 and 2008, free cash flow was $7.3 million and $(16.7) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Commentary—Debt Repurchase Program. At December 31, 2008, $67.5 million of our 3.75% Senior Convertible Notes due 2011 were outstanding. On February 17, 2009 our Board authorized us to spend up to $20.0 million to repurchase Senior Notes. To date we have spent $3.0 million under the new debt repurchase program.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total revenue for 2006, 2007 and 2008:

	Years ended December 31,
	2006	2007	2008
	(as a percentage of total revenue)

Revenue
Direct revenue	38.6%	25.7%	20.9%
Fulfillment partner revenue	61.4	74.3	79.1

Total revenue	100.0	100.0	100.0

Cost of goods sold
Direct	36.5	21.9	18.5
Fulfillment partner	52.0	61.8	64.4

Total cost of goods sold	88.5	83.7	82.9

Gross profit	11.5	16.3	17.1

Operating expenses:
Sales and marketing	9.1	7.2	6.9
Technology	8.4	7.8	6.9
General and administrative	6.0	5.5	4.6
Restructuring	0.7	1.6	0.0

Total operating expenses	24.2	22.1	18.4

Operating loss	(12.7)	(5.8)	(1.3)
Interest income, net	0.5	0.6	0.4
Interest expense	(0.6)	(0.6)	(0.4)
Other (expense) income, net	0.0	(0.0)	(0.2)

Loss from continuing operations	(12.8)%	(5.8)%	(1.5)%

Comparison of Years Ended December 31, 2007 and 2008

Revenue

Total revenue increased 9% to $834.4 million for the year ended December 31, 2008, from $765.9 million in 2007. During the three months ended December 31, 2007 and 2008, total revenue was $294.5 million and $255.9 million, respectively, a 13% decrease. Direct revenue decreased 12% from $197.1 million in 2007 to $174.2 million in 2008. In the fourth quarters, direct revenue decreased 28%, from $67.2 million in 2007 to $48.4 million in 2008. Fulfillment partner revenue increased 16% during fiscal 2008, but decreased 9% during the fourth quarter. For the year ended December 31, 2008, fulfillment partner revenue was $660.2 million compared to $568.8 million in 2007. For the three months ended December 31, 2008, fulfillment partner revenue was $207.4 million compared to $227.3 million in 2007.

Gross profit and gross profit percentage

Generally, our overall gross profit percentages fluctuate based on several factors, including our product mix of sales; sales volumes mix within our direct business and fulfillment partners business; changes in vendor and / or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross profit percentage on retail sales.

Gross profit percentage for the twelve months ended December 31, 2008 increased 80 basis points, from 16.3% in 2007 to 17.1% in 2008. Gross profit for the years ended December 31, 2007 and 2008 amounted to $124.6 million and $142.9 million, respectively, a 15% increase. For the three months ended December 31, 2008, gross profit percentage increased 130 basis points, from 15.7% in 2007 to 17.0% in 2008, and gross profit decreased 6% from $46.4 million in Q4 2007 to $43.6 million in Q4 2008. Gross profit percentages for the quarters and fiscal years during 2007 and 2008 were:

Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008
15.2%	17.6%	17.1%	15.7%	16.3%	16.7%	17.6%	17.2%	17.0%	17.1%

Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $460,000 and $181,000 for the years ended December 31, 2007 and 2008, respectively.

Direct Gross Profit and Gross Profit Percentage—Gross profit for our direct business declined 32% from $29.1 million during the year ended December 31, 2007 to $19.7 million for the same period in 2008. Gross profit for our direct business as a percentage of direct revenue decreased from 14.8% in 2007 to 11.3% in 2008. For the three-month periods ended December 31, 2007 and 2008, gross profit for our direct business totaled $10.4 million and $4.2 million, respectively, a 59% decrease. Gross profit percentage for our direct business for those three-month periods decreased from 15.4% in 2007 to 8.7% in 2008.

Gross profit percentage for our direct business decreased along with a decrease in direct revenue of 12% for fiscal 2008, decreasing 28% for the fourth quarter of 2008 compared to the respective periods in 2007. While fulfillment costs continue to improve, these benefits are more than offset by our fixed warehouse cost being amortized over a smaller direct revenue base.

Fulfillment Partner Gross Profit and Gross Profit Percentage—Our fulfillment partner business generated gross profit of $95.5 million and $123.2 million for the years ended December 31, 2007 and 2008, respectively, a 29% improvement. Gross profit percentage for the fulfillment partner business also increased from 16.8% in 2007 to 18.7% in 2008 for those respective periods. The increase in gross profit dollars for our fulfillment partner business is the result of the 16% increase in fulfillment partner revenue combined with increased gross profit percentage.

Fulfillment costs

Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as credit card fees and customer service costs, all of which we include as costs in calculating gross profit percentage. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross profit percentage. As a result, our gross profit percentage may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross profit percentage, thus enabling investors to better compare our gross profit percentage with others in our industry (in thousands):

	Years ended December 31,
	2007		2008
Total revenue	$765,902	100%	$834,367	100%

Cost of goods sold
Product costs and other cost of goods sold	594,276	78%	644,212	77%
Fulfillment costs	47,076	6%	47,246	6%

Total cost of goods sold	641,352	84%	691,458	83%

Gross profit	$124,550	16%	$142,909	17%

As displayed in the above table, fulfillment costs during the years ended December 31, 2007 and 2008 were $47.1 million and $47.2 million, representing 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing. Sales and marketing expenses totaled $55.5 million and $57.6 million for the years ended December 31, 2007 and 2008, representing 7% of total revenue for those respective periods. Comparing 2007 and 2008, sales and marketing expenses increased 4% from 2007 to 2008. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nation-wide television, print and radio advertising campaigns to promote sales. Sales and marketing expenses also include stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $336,000 and $313,000 for the years ended December 31, 2007 and 2008, respectively.

Costs associated with our discounted shipping promotions are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross profit percentage. We consider discounted shipping promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses. We seek to efficiently invest in our technology, including web services, customer support, search, and expansion of new and existing product categories, as well as technology infrastructure to continue to enhance the customer experience, improve our process efficiency and support our web services infrastructure.

Technology expenses totaled $59.5 million and $57.8 million for the years ended December 31, 2007 and 2008, respectively (7.8% and 6.9% of revenue for 2007 and 2008). From 2007 to 2008, technology expenses decreased 3% primarily due to decreased depreciation expense. Technology expenses also included stock-based compensation related to the adoption of SFAS 123(R) in 2006 of $764,000 and $792,000 for the years ended December 31, 2007 and 2008, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $42.0 million and $38.4 million for the years ended December 31, 2007 and 2008, respectively, representing approximately 5.5% and 4.6% of total revenue, respectfully. G&A costs decreased 9.0% to $38.4 million for the year 2008 from $42.0 million or $3.6 million. The primary reduction in G&A expenses year over year is primarily due to a $4.1 million decrease in bonuses accrued in 2008 (including our decision to not pay senior executives and company-wide profit sharing bonuses). In addition, the performance goal described in the Performance Share Plan (the “Plan”) was not attained as of the end of the year ended 2008 and $1.0 million in total compensation expense accrued under the Plan was reversed. This year over year decrease was offset in part by an increase of approximately $1.5 million related to consulting costs and professional fees.

We incurred stock-based compensation related to the adoption of SFAS 123(R) in 2006 within general and administrative expenses of approximately $3.0 million and $2.0 million for the years ended December 31, 2007 and 2008, respectively.

A large portion of our technology and general and administrative expenses are non-cash expenses. These non-cash expenses (which include depreciation and amortization and stock-based compensation) for the year ended December 31, 2008 were $26.0 million, compared to similar non-cash expense of $34.2 million during 2007. We estimate that that these non-cash expenses for 2009 will be approximately $18-$20 million.

Overall, our total operating expenses decreased 9% during fiscal 2008 compared to the previous year, while total revenues increased 9% and gross profit increased 15%.

Restructuring expenses. During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses recorded during the third and fourth quarters of 2007 or for any period in 2008. If we determine to move our corporate headquarters we expect to incurr future restructuring expenses. (see Item 15 of Part IV, “Financial Statements”—Note 3—“Restructuring Expense”).

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

During fiscal year 2007, we recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges. We had no restructuring charges in 2008.

Non-operating income (expense)

Interest income and interest expense. Interest income is primarily derived from the investment of our cash in short-term investments. Comparing 2007 and 2008, the decrease in interest income is due to a decrease in total cash and interest rates in 2008.

Interest expense is largely related to interest incurred on our convertible notes and our credit lines. Interest expense for the years ended December 31, 2007 and 2008 totaled $4.2 million and $3.5 million, respectively.

Other income (expense). Other income (expense) for the year ended December 31, 2007 was net expense of $(92,000). For the year ended December 31, 2008, other income (expense) was net expense of $(1.4) million. This included a $2.8 million gain, net of amortization of debt discount of $142,000 on the retirement of $9.5 million of the 3.75% Senior Notes (see Item 15 of Part IV, “Financial Statements”—Note 17—“Stock and Debt Repurchase Program”), a $3.9 million loss on the settlement of notes receivable (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”) and a $300,000 other-than-temporary impairment of marketable securities.

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. During the year ended 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash and recognized a gain of $2.8 million, net of amortization of debt discount of $142,000.

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

In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business. On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million in 2007. (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

On January 21, 2009, we entered into a Note Purchase Agreement to sell both the senior and junior promissory notes to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately

$3.9 million which was recorded as of December 31, 2008 (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

For the year ended December 31, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and 2008, we had net operating loss carry-forwards of approximately $164.2 million and $171.8 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$202,814	$188,836	$186,855	$255,862
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407
2005	165,028	153,519	166,396	310,033

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

Gross Profit Percentage

Generally, our overall gross profit percentages fluctuate based on several factors, including our product mix of sales; sales volumes mix by our direct business and fulfillment partners businesses; changes in vendor and / or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross profit percentage on retail sales.

Gross profit percentage for the twelve months ended December 31, 2007 increased 480 basis points, from 11.5% in 2006 to 16.3% in 2007. Gross profit for the years ended December 31, 2006 and 2007 amounted to $89.8 million and $124.6 million, respectively, a 39% increase. For the three-month period ended December 31, 2007, gross profit percentage increased 730 basis points, from 8.4% in 2006 to 15.7% in 2007, and gross profit increased 95% from $23.8 million in 2006 to $46.4 million in 2007. Gross profit percentages for the quarters and fiscal years during 2006 and 2007 were:

Q1 2006	Q2 2006	Q3 2006	Q4 2006	FY 2006	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007
12.8%	13.5%	13.6%	8.4%	11.5%	15.2%	17.6%	17.1%	15.7%	16.3%

Cost of goods sold includes stock-based compensation related to the adoption of SFAS 123(R) of $412,000 and $460,000 for the years ended December 31, 2006 and 2007, respectively.

Direct Gross Profit and Gross Profit Percentage—Gross profit for our direct business grew 74% from $16.7 million during the year ended December 31, 2006 to $29.1 million for the same period in 2007. Gross profit for our direct business as a percentage of direct revenue increased from 5.6% in 2006 to 14.8% in 2007. For the three-month periods ended December 31, 2006 and 2007, gross profit for our direct business totaled $(4.3) million and $10.4 million, respectively, a 342% increase. Gross profit percentage for our direct business for those three-month periods increased from -4.5% in 2006 to 15.4% in 2007. Gross profit percentage for our direct business expanded despite direct revenue decreasing 35% for fiscal 2007 and decreasing 29% for the fourth quarter of 2007 compared to the respective periods in 2006. This was primarily due to a significant reduction in direct inventory. However, gross profit percentages have increased at the same time, since the remaining inventory in general turns faster and has higher profitability. Gross profit percentages have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled “Fulfillment Costs”) to 6.1% of sales in 2007 compared to 7.8% in 2006, a 170 basis point improvement.

Fulfillment Partner Gross Profit and Gross Profit Percentage—Our fulfillment partner business generated gross profit of $73.1 million and $95.5 million for the years ended December 31, 2006 and 2007, respectively, a 31% improvement. Gross profit percentage for the fulfillment partner business also increased from 15.3% in 2006 to 16.8% in 2007 for those respective periods. The increase in gross profit dollars for our fulfillment partner business is the result of the 19% increase in fulfillment partner revenue combined with increased gross profit percentage. The increase in partner gross profit percentage is the result of better product pricing and improvements in partner fulfillment costs, particularly the cost of customer service.

Fulfillment costs

Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), as well as credit card fees and customer service costs, all of which we include as costs in calculating gross profit percentage. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross profit percentage. As a result, our gross profit percentage may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross profit percentage, thus enabling investors to better compare our gross profit percentage with others in our industry (in thousands):

	Years ended December 31,
	2006		2007
Total revenue	$780,137	100%	$765,902	100%

Cost of goods sold
Product costs and other cost of goods sold	629,477	81%	594,276	78%
Fulfillment costs	60,856	7%	47,076	6%

Total cost of goods sold	690,333	88%	641,352	84%

Gross profit	$89,804	12%	$124,550	16%

As displayed in the above table, fulfillment costs during the years ended December 31, 2006 and 2007 were $60.9 million and $47.1 million, representing 7% and 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

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

We incurred stock-based compensation related to the adoption of SFAS 123(R) in 2006 within general and administrative expenses of approximately $2.7 million and $3.0 million for the years ended December 31, 2006 and 2007, respectively.

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

Restructuring expenses. During the fourth quarter of 2006, we commenced a facilities consolidation and restructuring program designed to reduce our overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007. There were no restructuring expenses recorded during the third and fourth quarters of 2007 (see Item 15 of Part IV, “Financial Statements”—Note 3—“Restructuring Expense”).

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

Non-operating income (expense)

Interest income, interest expense and other income (expense). Interest income is derived from the investment of our cash in short-term investments. Over the last two years, interest income totaled $3.6 million and $4.8 million for the years ended December 31, 2006 and 2007, respectively. Comparing 2006 and 2007, the increase in interest income is due to an increase in total cash and interest rates in 2007, and from interest income earned from our notes receivable related to the sale of our OTravel business which occurred in the second quarter of 2007 (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). During Q2 of 2006, we recorded $1.9 million of interest income related to the sale of Foreign Notes (see Item 15 of Part IV, “Financial Statements”—Note 5—“Marketable Securities”).

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

In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS 142 and SFAS 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business. On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million. There was no additional impairment of goodwill during the year ended December 31, 2007 (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

On January 21, 2009, we entered into a Note Purchase Agreement to sale both the senior and junior promissory notes to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

For the year ended December 31, 2006 and 2007, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2006 and 2007, we had net operating loss carry-forwards of approximately $145.2 million and $164.2 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

Liquidity and Capital Resources

Historical sources of liquidity

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

Current sources of liquidity

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

Our principal sources of liquidity are cash flows generated from operations and our existing cash, cash equivalents, and sale or maturity of marketable securities. At December 31, 2008, our cash and cash equivalents balance was $100.6 million and we had $9.0 million in marketable securities, for a total of $109.6 million of cash, cash equivalents and marketable securities.

Cash flow information is as follows:

	Year Ended December 31,
	2006	2007	2008
	(in thousands)
Cash provided by (used in):
Operating activities	$(26,293)	$9,977	$1,960
Investing activities	33,367	(33,514)	19,550
Financing activities	63,983	(2,031)	(22,327)

Free Cash Flow. “Free Cash Flow” (a non-GAAP measure) for the years ended December 31, 2007 and 2008, was $7.3 million and $(16.7) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Cash provided by (used in) operating activities. For the years ended December 31, 2007 and 2008, our operating activities resulted in net cash inflows of $10.0 million and net cash inflows of $2.0 million, respectively.

Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

The primary operating use of cash and cash equivalents during the year ended December 31, 2008 was to fund our net losses of $12.7 million (which includes $27.3 million of net non-cash activity, including $3.9 million related to the loss on settlement of notes receivable (see Item 15 of Part IV, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”) and $2.8 million related to the gain from early extinguishment of debt (see Item 15 of Part IV, “Financial Statements”—Note 17—“Stock and Debt Repurchase Program”), as well as changes in prepaid expenses, other long term assets, accounts payable, accrued liabilities, deferred revenue and other long-term liabilities of $2.1 million, $516,000, $8.2 million, $12.3 million, $3.9 million and $462,000, respectively. This was offset by the cash provided from changes in accounts receivable, inventories, net, and prepaid inventory of $4.8 million, $7.9 million and $2.2 million, respectively.

In late December 2008, our credit card processor began withholding approximately 1% of our daily credit card remittances as a reserve. They have indicated that they expect to continue such withholding until the reserve reaches a total of $3.5 million. The reserve was $125,000 at December 31, 2008 and is included in Accounts Receivable in the Consolidated Balance Sheets.

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

Cash provided by (used in) investing activities. Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash purchases of fixed assets, including internal-use software and website development costs. Investing activities resulted in cash outflows of $33.5 million and cash inflows of $19.6 million for the years ended December 31, 2007 and 2008, respectively. The $19.6 million provided by investing activities during fiscal 2008 resulted from the net cash outflows for expenditures of fixed assets of $18.7 million, offset by payments received from purchases, sales and maturities of marketable securities of $36.7 million and a note receivable of $1.5 million related to the sale of the Company’s interest in a variable interest entity (see Item 15 of Part IV, “Financial Statements”—Note 25—“Deconsolidation of Variable Interest Entity.”)

The $33.5 million used in investing activities during fiscal 2007 resulted from the net cash outflows from purchases, sales and maturities of marketable securities of $46.0 million and expenditures of fixed assets of $2.6 million, offset by payments received from a note receivable of $5.2 million and the net proceeds from the sale of OTravel of $9.9 million.

Cash provided by (used in) financing activities. Financing activities resulted in cash outflows of $2.0 million and cash outflows of $22.3 million for the years ended December 31, 2007 and 2008, respectively. The net cash used in financing activities in 2008 was primarily due to payments for capital leases, paydown of long term debt, and treasury stock purchases of $3.8 million, $6.6 million, and $13.4 million, respectively (see Item 15 of Part IV, “Financial Statements”—Note 17—“Stock and Debt Repurchase Program.”), offset by $1.5 million received from the exercise of stock options. The net cash used in financing activities in 2007 was primarily due to payments for capital leases of $5.3 million offset by $3.2 million received from the exercise of stock options.

Stock and Debt Repurchase Program

On January 14, 2008, our Board of Directors authorized a repurchase program that allowed us to purchase up to $20.0 million of our common stock and / or our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.4 million during the year ended December 31, 2008.

In addition, during the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of December 31, 2008, $67.5 million of Senior Notes remain outstanding. We had fully utilized the authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to utilize up to $20.0 million to repurchase a portion of our 3.75% Senior Notes. Under this repurchase program, we have retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, we expect to recognize a gain of $1.9 million, net of the associated unamortized discount of $63,000 (see Item 15 of Part IV, “Financial Statements”—Note 17—“Stock and Debt Repurchase Program”).

Shelf Registration

In April 2005, we filed a registration statement with the Securities and Exchange Commission using a “shelf” registration or continuous offering process. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during fiscal years 2007 and 2008. During 2008 we filed a new shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt arrangements	$—	$—	$67,500	$—	$—	$—	$67,500
Interest on convertible senior notes	2,530	2,530	2,319	—	—	—	7,379
Operating leases	8,060	8,652	8,989	8,868	8,325	15,036	57,930
Purchase obligations	6,506	700	508	—	—	—	7,714

Total contractual cash obligations	$17,906	$11,882	$79,316	$8,868	$8,325	$15,036	$140,523

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,200	$—	$—	$—	$—	$—	$2,200

Total commercial commitments	$2,200	$—	$—	$—	$—	$—	$2,200

Purchase Obligations. The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2008. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Long-Term Debt Arrangements and Interest. In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $620,000, $417,000 and $344,000 during the years ended December 31, 2006, 2007 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 885,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of us). Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

Under the repurchase program discussed above, we retired $9.5 million of the Senior Notes during the quarter ended September 30, 2008 for $6.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $142,000 of associated unamortized discount. As of December 31, 2008, $67.5 million of the Senior Notes remained outstanding.

Operating Leases

Computer equipment operating leases. We have two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. It is expected that such leases will be renewed by exercising purchase options or replaced by leases of other computer equipment.

Corporate office space. In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of this lease is $30.4 million, of which approximately $4.0 million is payable in the next twelve months. $8.0 million of the total lease obligation is offset by estimated sublease payments related to restructuring, of which $1.0 million is anticipated to be received in the next twelve months (see Item 15 of Part IV, “Financial Statements”— Note 3—“Restructuring Expense”).

Logistics and warehouse space. We currently lease 795,000 square feet for warehouse facilities in Utah under operating leases which expire in August 2012 and August 2015.

On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, we leased a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet.  The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the New Warehouse, we currently have warehouse operations in two facilities in Salt Lake City. The Natomas Lease anticipates that we may construct a corporate office facility within the New Warehouse. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center. We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires in May 1, 2017.

Borrowings

Wells Fargo Credit Agreement. We have a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

At December 31, 2008, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.2 million were issued on our behalf.

Wells Fargo Retail Finance Agreement. On January 6, 2009 we entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “WFRF Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”). The WFRF Agreement replaces our Loan and Security Agreement dated December 12, 2005 with WFRF.

The WFRF Agreement provides for advances to us and for the issuance of letters of credit for our account of up to an aggregate maximum of $35.0 million. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. Our obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiaries’ assets. Our obligations under the WFRF Agreement are cross-collateralized with our obligation under our $30.0 million credit facility with Wells Fargo Bank, N.A. The WFRF Agreement contains standard default provisions and expires on January 5, 2011. The conditions to our use of the facility include a 45-day advance notice requirement.

Advances under the WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo Bank, N.A. at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the Agreement will be at least 3.50%. The Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties.

At December 31, 2008, no amounts were outstanding under the WFRF Agreement or under our prior loan agreement with WFRF.

Wells Fargo Commercial Purchasing Card Agreement. We have a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo Bank, National Association (“Wells Fargo”). We use the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us. At December 31, 2008, $436,000 was outstanding and $564,000 was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Adjusted EBITDA. Our measure of Adjusted EBITDA (a non-GAAP financial measure) (which we reconcile to “Net income (loss)” in our statement of operations) consists of earnings before interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and discontinued operations. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of Adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net income (loss). For further details on Adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net income (loss) below (in thousands):

	Three months ended December 31,		Twelve months ended December 31,
	2007	2008	2007	2008
Net income (loss)	$(6,470)	$1,014	$(48,036)	$(12,658)
Add back amounts for computation of Adjusted EBITDA:
Depreciation and amortization, including internal-use software and website development, and other amortization	6,670	4,703	29,495	22,667
Stock-based compensation expense to employees and directors	1,136	780	4,522	4,022
Stock-based compensation to consultants for services	(91)	78	189	259
Stock-based compensation related to performance share plan	(900)	(1,300)	(550)	(1,000)
Treasury stock issued from treasury for 401(k) matching contribution	(434)	—	494	19
Interest (income) expense, net	(326)	371	(600)	299
Other income (expense), net	—	4,297	92	1,446
Loss from discontinued operations	—	—	3,924	—

Adjusted EBITDA	$(415)	$9,943	$(10,470)	$15,054

We believe that discussing Adjusted EBITDA at this stage of our business is useful to us and investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business.

Free Cash Flow. Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flow from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” Although we believe that cash flow from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

	Three months ended December 31,		Twelve months ended December 31,
(in thousands)	2007	2008	2007	2008

Net cash provided by operating activities	$55,734	$42,830	$9,977	$1,960
Expenditures for fixed assets, including internal-use software and website development	(411)	(3,432)	(2,643)	(18,690)

Free cash flow	$55,323	$39,398	$7,334	$(16,730)

Quarterly Results of Operations (unaudited)

The following tables set forth our unaudited quarterly results of operations for the eight most recent quarters for the period ended December 31, 2008, as well as such data expressed as a percentage of our total revenue for the periods presented. The information in the table below should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K. We have prepared this information on the same basis as the Consolidated Financial Statements and the information includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of our financial position and operating results for the quarters presented. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results from the results of operations for any particular quarter.

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$46,990	$43,658	$39,270	$67,170	$51,764	$39,832	$34,176	$48,431
Fulfillment partner revenue	115,166	105,513	120,789	227,346	151,050	149,044	152,679	207,431

Total revenue	162,156	149,171	160,059	294,516	202,814	188,836	186,855	255,862

Cost of goods sold
Direct	41,469	36,456	33,268	56,815	44,803	34,871	30,633	44,194
Fulfillment partner	96,077	86,523	99,425	191,319	124,040	120,756	124,103	168,058

Total cost of goods sold	137,546	122,979	132,693	248,134	168,843	155,627	154,736	212,252

Gross profit	24,610	26,192	27,366	46,382	33,971	33,209	32,119	43,610

Operating expenses:
Sales and marketing	11,284	7,962	8,835	27,377	15,019	14,244	11,934	16,437
Technology	14,973	15,237	14,576	14,667	14,516	15,311	14,119	13,869
General and administrative	10,689	10,429	9,724	11,134	9,563	10,867	10,321	7,622
Restructuring	6,089	6,194	—	—	—	—	—	—

Total operating expenses	43,035	39,822	33,135	53,178	39,098	40,422	36,374	37,928

Operating income/(loss)	(18,425)	(13,630)	(5,769)	(6,796)	(5,127)	(7,213)	(4,255)	5,682
Interest income, net	990	1,078	1,291	1,429	1,304	740	664	455
Interest expense	(1,029)	(1,027)	(1,029)	(1,103)	(901)	(888)	(847)	(826)
Other income (expense), net	—	—	(92)	—	—	2	2,849	(4,297)

Income /(loss) from continuing operations	(18,464)	(13,579)	(5,599)	(6,470)	(4,724)	(7,359)	(1,589)	1,014
Discontinued operations:
Loss from discontinued operations	(3,624)	(300)	—	—	—	—	—	—
Net income/(loss) attributable to common shares	$(22,088)	$(13,879)	$(5,599)	$(6,470)	$(4,724)	$(7,359)	$(1,589)	$1,014

Net income/(loss) per common share—basic

Income /(loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04

Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—

Net income /(loss) per share—basic	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0. 07)	$0.04
Weighted average common shares outstanding—basic	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,745
Net income /(loss) per common share—diluted

Income /(loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04

Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—

Net income /(loss) per share—diluted	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0. 07)	$0.04
Weighted average common shares outstanding — diluted	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,827

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008

Additional Operating Data(1):
Gross bookings (in thousands) (2)	$174,740	$164,646	$176,410	$336,340	$219,754	$206,151	$204,656	$285,648
Number of orders(3)	1,481,000	1,288,000	1,457,000	2,973,000	1,773,000	1,574,000	1,570,000	2,509,000

Number of new B2C customers (4)	473,000	394,000	486,000	1,104,000	596,000	516,000	547,000	930,000

Average customer acquisition cost(5)	$24.58	$20.20	$18.17	$24.98	$25.21	$27.61	$21.82	$17.67

(1)

The additional operating data sets forth certain operating data relating to our business for the eight most recent quarters for the period ended December 31, 2008. While we believe that the information in the table above facilitates an understanding of our business and results of operations for the periods presented, such information is not in accordance with generally accepted accounting principles and should be read in conjunction with the quarterly results of operations data set forth above.

(2)

Gross bookings exclude bookings related to the auctions, cars and real estate businesses (shopping business only). We believe that gross bookings is a metric widely used in our industry and by making this metric available to investors, we believe investors are able to compare our performance against others in our industry.

(3)	Number of orders represents the number of individual orders for merchandise through our Website excluding Business to Business (“B2B”) orders.

(4)

Number of new Business to Consumers (“B2C”) customers represents the number of valid new customer accounts. To establish a valid customer account, a person must provide us with the following information and purchase merchandise on our B2C Website: a unique e-mail address; a unique password; and a verified credit card account number.

(5)

Average customer acquisition cost represents total shopping sales and marketing expense divided by the number of new shopping customers for the period presented (excluding both new customers and marketing costs for the auctions, real estate, and cars business). We believe that investors may use the average customer acquisition cost metric to determine how efficiently we are able to acquire new customers.

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(as a percentage of total revenue)
Revenue
Direct revenue	29.0%	29.3%	24.5%	22.8%	25.5%	21.1%	18.3%	18.9%
Fulfillment partner revenue	71.0	70.7	75.5	77.2	74.5	78.9	81.7	81.1

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Cost of goods sold
Direct	25.6	24.4	20.8	19.3	22.1	18.5	16.4	17.3
Fulfillment partner	59.2	58.0	62.1	65.0	61.2	63.9	66.4	65.7

Total cost of goods sold	84.8	82.4	82.9	84.3	83.3	82.4	82.8	83.0

Gross profit	15.2	17.6	17.1	15.7	16.7	17.6	17.2	17.0

Operating expenses:
Sales and marketing	7.0	5.3	5.5	9.3	7.4	7.5	6.4	6.4
Technology	9.2	10.2	9.1	5.0	7.2	8.1	7.6	5.4
General and administrative	6.6	7.0	6.1	3.8	4.7	5.8	5.5	3.0
Restructuring	3.7	4.2	—	—	—	—	—	—

Total operating expenses	26.5	26.7	20.7	18.1	19.3	21.4	19.5	14.8

Operating income (loss)	(11.4)	(9.1)	(3.6)	(2.3)	(2.5)	(3.8)	(2.3)	2.2
Interest income, net	0.6	0.7	0.8	0.5	0.6	0.4	0.4	0.2
Interest expense	(0.6)	(0.7)	(0.6)	(0.4)	(0.4)	(0.5)	(0.5)	(0.3)
Other income (expense), net	—	—	(0.1)	—	—	0.0	1.5	(1.7)

Income (loss) from continuing operations	(11.4)%	(9.1)%	(3.5)%	(2.2)%	(2.3)%	(3.9)%	(0.9)%	0.4%

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

At December 31, 2008, we had $100.6 million in cash and cash equivalents and $9.0 million in marketable securities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.1 million on our earnings or loss, or the fair market value or cash flows of these instruments. Our cash, cash equivalents and marketable securities consisted of U.S. agency securities, money market funds and top tier commercial paper.

At December 31, 2008, we had approximately $67.5 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At December 31, 2008, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.2 million were outstanding under our credit facilities.

The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% convertible senior notes as of December 31, 2008 was $38.1 million. The fair value of the convertible senior notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company, under the supervision and with the participation of our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon this evaluation, our CEO and Senior Vice President, Finance concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under our the supervision of, our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making an assessment of the effectiveness of internal control over financial reporting, we used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, included herein.

Remediation Steps to Address Material Weakness

As previously disclosure in our form 10-Q for the quarter ended September 30, 2008, the Company determined that there were errors in its accounting for customer refunds and credits and the accounting for gift cards issued to customers. As a result of these errors, the Company determined that previously issued financial information was no longer reliable and amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 on November 11, 2008. Management concluded that controls were not designed or operating effectively to ensure all refunds and credits issued to customers and gift cards issued to customers were completely and accurately recorded in the consolidated financial statements. These control failures impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statements operations. Management concluded that these deficiencies in the Company’s internal control over financial reporting constituted a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company implemented several processes to remediate the material weakness in the Company’s internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures including:

•	Employee training on effectively reconciling customer refunds and credits and customer gift cards to a sufficient level of precision;
•	Regular reconciliation of credits and accounts receivable balance to third party statements;
•	Review and approval of these reconciliations by a person knowledgeable with the way transactions in these accounts are processed;
•	Controls to ensure changes to peripheral systems are evaluated for effects on data transferred to the ERP system;
•	Regular reconciliation of gift cards issued to customers as reported in the ERP system to amounts reported in peripheral systems.

We operated and tested the above controls at each month end during the fourth quarter of 2008.

We have determined as of December 31, 2008 that the remediation controls discussed above were effectively designed and demonstrated effective operation for a sufficient period of time to enable us to conclude that the material weakness has been remediated.

The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

We will continue to develop new policies and procedures as well as educate and train our employees on our existing policies and procedures in a continual effort to improve our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth herein, the information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

The Company has adopted a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer on our Website, www.overstock.com . We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com Attn: Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

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

3. Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document

3.1(a)	Amended and Restated Certificate of Incorporation.

3.2(a)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K filed on February 5, 2009).

4.1(b)	Form of specimen common stock certificate.

4.2(b)	Investor Rights Agreement, dated March 4, 2002.

10.1(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.

10.2(b)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.

10.3(b)	2001 Stock Purchase Plan and form of agreements thereunder.

10.4(b)	Gear.com, Inc. Restated 1998 Stock Option Plan and form of agreements thereunder.

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

10.26

Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A filed on December 7, 2004).

10.27

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

10.29	Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).

10.30	Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A filed on December 7, 2004).

10.31	Indenture, dated November 23, 2004, between Overstock.com, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2004).

10.32

Registration Rights Agreement, dated November 23, 2004 by and among Overstock.com, Inc., Lehman Brothers., Piper Jaffray & Co., Legg Mason Wood Walker Incorporated and WR Hambrecht+ Co, LLC (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on November 24, 2004).

10.33

Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005).

10.34	Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on November 18, 2004)

10.35

Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on May 14, 2004

10.36	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)

10.37(c)	Summary of unwritten Compensation arrangements with Named Executive Officers

10.38(c)	Summary of unwritten Compensation arrangements with Directors

10.39	2005 Equity Incentive Plan (incorporated by reference to Appendix A to Overstock.com, Inc.’s definitive proxy statement filed with the SEC on March 28, 2008.

10.40	Fifth Amendment dated June 21, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 27, 2005)

10.41	First Modification dated June 21, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 27, 2005)

10.43	Sixth Amendment dated October 18, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 21, 2005)

10.44	Second Modification dated October 18, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2005)

10.45	Seventh Amendment dated December 31, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2006)

10.46.	Revolving Line of Credit Note dated January 1, 2006 payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 1, 2006)

10.47	Amended and Restated Loan and Security Agreement dated as of January 6, 2009 with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 7, 2009)

10.49

Stock Purchase Agreement by and among Overstock.com, Inc., OTravel.com, Inc. and Castles Travel, Inc. dated April 25, 2007 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on April 25, 2007)

10.50

License Termination Agreement between Overstock.com, Inc. and Ozburn-Hessey Logistics, LLC dated July 31, 2007 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on August 1, 2007)

10.51	Amendment dated January 1, 2008 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 3, 2008)

10.52

Revolving Line of Credit Note dated January 1, 2008 entered into in connection with Amendment to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on January 3, 2008)

10.53

Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 15, 2008)

10.54	Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on April 11, 2008).

10.55

First Amendment to Lease amending the terms of the Lease Agreement with Natomas Meadows, LLC dated December 16, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on December 17, 2008).

10.56

Note Purchase Agreement, First Amendment to Stock Purchase Agreement and First Amendment to Sub-Lease Agreement, by and among the Company, Mountain Reservations, Inc. and Castles Travel, Inc. dated January 21, 2009 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 26, 2008).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney (see signature page)

31.1	Exhibit 31 Certification of Chief Executive Officer

31.2	Exhibit 31 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(a)	Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)	Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2009.

OVERSTOCK.COM, INC.

By:	/s/ PATRICK M. BYRNE
Patrick M. Byrne
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne, Jonathan E. Johnson III and Steve Chesnut, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer),	February 20, 2009
Patrick M. Byrne	Chairman of the Board

/s/ Stephen J. Chesnut	Senior Vice President, Finance (Principal Financial Officer and	February 20, 2009
Stephen J. Chesnut	Principal Accounting Officer)

/s/ Allison H. Abraham	Director	February 20, 2009
Allison H. Abraham

/s/ Barclay F. Corbus	Director	February 20, 2009
Barclay F. Corbus

/s/ Joseph J. Tabacco, Jr.	Director	February 20, 2009
Joseph J. Tabacco, Jr.

/s/ James V. Joyce	Director	February 20, 2009
James V. Joyce

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah

February 23, 2009

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2007	2008

Assets
Current assets:
Cash and cash equivalents	$101,394	$100,577
Marketable securities	46,000	8,989

Cash, cash equivalents and marketable securities	147,394	109,566
Accounts receivable, net	11,208	6,985
Notes receivable (Note 25 and Note 4)	1,506	1,250
Inventories, net	25,643	17,723
Prepaid inventory, net	3,572	761
Prepaid expense	7,572	9,694

Total current assets	196,895	145,979
Fixed assets, net	27,197	23,144
Goodwill	2,784	2,784
Other long-term assets, net	86	538
Notes receivable (Note 4)	4,181	—

Total assets	$231,143	$172,445

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$70,358	$62,120
Accrued liabilities	37,155	25,154
Deferred revenue	22,965	19,026
Capital lease obligations	3,796	—

Total current liabilities	134,274	106,300
Other long-term liabilities	3,034	2,572
Convertible senior notes	75,623	66,558

Total liabilities	212,913	175,430

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,536 shares issued as of December 31, 2007 and 2008, respectively, and 23,818 and 22,743 shares outstanding as of December 31, 2007 and 2008, respectively	2	2
Additional paid-in capital	333,909	338,620
Accumulated deficit	(252,327)	(264,985)

Treasury stock, 1,605 and 2,793 shares at cost as of December 31, 2007 and 2008, respectively	(63,278)	(76,670)
Accumulated other comprehensive income (loss)	(94)	48

Total stockholders’ equity (deficit)	18,212	(2,985)

Total liabilities and stockholders’ equity (deficit)	$231,143	$172,445

The accompanying notes are an integral part of these consolidated financial statements.

 Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2006	2007	2008

Revenue
Direct revenue	$301,509	$197,088	$174,203
Fulfillment partner revenue	478,628	568,814	660,164

Total revenue	780,137	765,902	834,367

Cost of goods sold
Direct(1)	284,774	168,008	154,501
Fulfillment partner	405,559	473,344	536,957

Total cost of goods sold	690,333	641,352	691,458

Gross profit	89,804	124,550	142,909

Operating expenses:
Sales and marketing(1)	70,897	55,458	57,634
Technology(1)	65,158	59,453	57,815
General and administrative(1)	46,837	41,976	38,373
Restructuring	5,674	12,283	—

Total operating expenses	188,566	169,170	153,822

Operating loss	(98,762)	(44,620)	(10,913)
Interest income, net	3,566	4,788	3,163
Interest expense	(4,765)	(4,188)	(3,462)
Other income (expense), net	81	(92)	(1,446)

Loss from continuing operations	(99,880)	(44,112)	(12,658)
Loss from discontinued operations (Note 4)	(6,882)	(3,924)	—

Net loss	(106,762)	(48,036)	(12,658)
Deemed dividend related to redeemable common stock	(99)	—	—

Net loss attributable to common shares	$(106,861)	$(48,036)	$(12,658)

Net loss per common share—basic and diluted:
Loss from continuing operations	$(4.91)	$(1.86)	$(0.55)

Loss from discontinued operations	$(0.34)	$(0.17)	$—

Net loss per common share—basic and diluted	$(5.25)	$(2.03)	$(0.55)

Weighted average common shares outstanding—basic and diluted	20,332	23,704	22,901

 (1) Includes stock-based compensation from stock based awards as follows (Note 18):

Cost of goods sold—direct	$412	$460	$181
Sales and marketing	301	336	313
Technology	684	764	792
General and administrative	2,746	2,601	1,995

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

 and Comprehensive Loss

 (in thousands)

	Common stock		Additional Paid-		Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	in capital	Accumulated Deficit	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2005	20,571	$2	$250,939	$(97,430)	(1,687)	$(65,325)	$962	$89,148
Issuance of common stock in offerings	3,776	—	64,406	—	—	—	—	64,406
Exercise of stock options	276	—	2,534	—	—	—	—	2,534
Treasury stock issued for 401(k) matching contribution	—	—	445	—	33	342	—	787
Stock-based compensation from employee options	—	—	4,120	—	—	—	—	4,120
Stock-based compensation to consultants in exchange for services	—	—	23	—	—	—	—	23
Deemed dividend related to redeemable common stock	—	—	—	(99)	—	—	—	(99)
Lapse of rescission rights on redeemable common stock	446	—	3,304	—	—	—	—	3,304
Comprehensive loss:
Net loss	—	—	—	(106,762)	—	—	—	(106,762)

Unrealized (loss) on marketable securities	—	—	—	—	—	—	(1,128)	(1,128)
Cumulative translation adjustment	—	—	—	—	—	—	34	34

Total comprehensive loss								(107,856)

Balance at December 31, 2006	25,069	2	325,771	(204,291)	(1,654)	(64,983)	(132)	56,367
Exercise of stock options	354	—	3,230	—	—	—	—	3,230
Treasury stock issued for 401(k) matching contribution	—	—	(391)	—	26	885	—	494
Treasury stock issued for prior-year 401(k) discretionary contribution	—	—	(412)	—	23	820	—	408
Stock-based compensation from employee options	—	—	4,522	—	—	—	—	4,522
Stock-based compensation to consultants in exchange for services	—	—	189	—	—	—	—	189
Stock-based compensation related to performance shares	—	—	1,000	—	—	—	—	1,000
Comprehensive loss :
Net loss	—	—	—	(48,036)	—	—	—	(48,036)

Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss								(47,998)

Balance at December 31, 2007	25,423	$2	$333,909	$(252,327)	(1,605)	$(63,278)	$(94)	$18,212
Exercise of stock options	113	—	1,471	—	—	—	—	1,471
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	2	60	—	19
Purchase of treasury stock	—	—	—	—	(1,190)	(13,452)	—	(13,452)

Stock-based compensation from employee options	—	—	4,022	—	—	—	—	4,022
Stock-based compensation to consultants in exchange for services	—	—	259	—	—	—	—	259
Stock-based compensation related to performance shares	—	—	(1,000)	—	—	—	—	(1,000)
Comprehensive loss:
Net loss	—	—	—	(12,658)	—	—	—	(12,658)

Unrealized gain on marketable securities	—	—	—	—	—	—	48	48
Cumulative translation adjustment	—	—	—	—	—	—	94	94

Total comprehensive loss								(12,516)

Balance at December 31, 2008	25,536	$2	$338,620	$(264,985)	(2,793)	$(76,670)	$48	$(2,985)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2006	2007	2008
Cash flows from operating activities of continuing operations:
Net loss	$(106,762)	$(48,036)	$(12,658)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	6,882	3,924	—
Depreciation and amortization, including internal-use software and website development	32,327	29,495	22,667
Realized loss (gain) on marketable securities	(2,085)	—	334
Loss on settlement of notes receivable (Note 4)	—	—	3,929
Loss on disposition of fixed assets	599	1	140
Stock-based compensation to employees and directors	4,120	4,522	4,022
Stock-based compensation to consultants for services	23	189	259
Stock-based compensation relating to performance share plan	—	(550)	(1,000)
Issuance of common stock from treasury for 401(k) matching contribution	787	494	19
Amortization of debt discount	417	344	334
Gain from early extinguishment of debt	—	—	(2,849)
Asset impairment and depreciation (other non-cash restructuring charges)	791	2,169	—
Restructuring charges	4,883	10,114	—
Notes receivable accretion	—	(272)	(545)
Changes in operating assets and liabilities, net of effect of acquisition and discontinued operations:
Accounts receivable, net	(1,470)	4,822	4,769
Inventories, net	67,879	(1,773)	7,920
Prepaid inventory, net	7,388	(1,331)	2,177
Prepaid expenses	1,004	(99)	(2,122)
Other long-term assets, net	496	471	(516)
Accounts payable	(35,400)	11,849	(8,238)
Accrued liabilities	(11,573)	(5,908)	(12,281)
Deferred revenue	3,401	(255)	(3,939)
Other long-term liabilities	—	(193)	(462)

Net cash provided by (used in) operating activities of continuing operations	(26,293)	9,977	1,960

Cash flows from investing activities of continuing operations:
Change in restricted cash	253	—	—
Purchases of marketable securities	—	(75,217)	(35,548)
Maturities of marketable securities	56,756	29,258	64,542
Sales of marketable securities prior to maturity	—	—	7,740
Expenditures for fixed assets, including internal-use software and website development	(23,441)	(2,643)	(18,690)
Proceeds from the sale of discontinued operations, net of cash transferred	—	9,892	—
Collection of note receivable	—	5,196	1,506
Proceeds from the sale of fixed assets	1	—	—

Other investments	(100)	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	—

Net cash provided by (used in) investing activities of continuing operations	33,367	(33,514)	19,550

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(2,957)	(5,261)	(3,796)
Drawdowns on line of credit	86,681	2,423	12,963
Paydowns on line of credit	(86,681)	(2,423)	(12,963)
Payments to retire convertible senior notes	—	—	(6,550)
Issuance of common stock in offerings, net of issuance costs	64,406	—	—
Purchase of treasury stock	—	—	(13,452)
Exercise of stock options	2,534	3,230	1,471

Net cash provided by (used in) financing activities of continuing operations	63,983	(2,031)	(22,327)

Effect of exchange rate changes on cash	34	(3)	—
Cash used in operating activities of discontinued operations	(1,581)	(204)	—
Cash used in investing activities of discontinued operations	(566)	(53)	—

Net increase (decrease) in cash and cash equivalents	72,106	(25,828)	(817)
Less change in cash and cash equivalents from discontinued operations	(1,016)	257	—
Cash and cash equivalents, beginning of year	55,875	126,965	101,394

Cash and cash equivalents from continuing operations, end of year	$126,965	$101,394	$100,577

Supplemental disclosures of cash flow information:
Interest paid	$3,677	$3,882	$3,390
Equipment and software acquired under capital leases	2,273	—	—
Asset retirement obligation	450	—	—
Deemed dividend on redeemable common stock	99	—	—
Lapse of rescission rights on redeemable common stock	3,304	—	—
Promissory notes received for sale of discontinued operations	—	6,000	—
Promissory note received in exchange for deconsolidation of variable interest entity	6,702	—	—
Prior year discretionary 401(k) contribution settled in treasury stock	409	408	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

Overstock.com, Inc. (the “Company”) is an online “closeout” retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company’s merchandise offerings include bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. The Company also sells books, magazines, CDs, DVDs  and video games (“BMMG”). As part of its Website, the Company also offers an online auction service, which acts as an online marketplace for the buying and selling of goods and services, as well as an online site for listing cars and homes for sale.

The Company was formed on May 5, 1997 as D2—Discounts Direct, a limited liability company. On December 30, 1998, the Company was reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, the Company changed its name to Overstock.com, Inc. On July 23, 2003, the Company formed Overstock Mexico, S. de R. L. de C.V., a wholly owned subsidiary, to distribute products in Mexico. The Company ceased operations of its Mexico Operations on October 24, 2008.

The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see “Note 23—Business Segments”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company’s OTravel subsidiary through April 25, 2007 (see “Note 4—Acquisition and Subsequent Discontinued Operations”). The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company classifies all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents.

Marketable Securities

Marketable securities consist of funds deposited into capital management accounts at one financial institution. The Company generally invests excess cash in “A” rated or higher short- to intermediate-term fixed income securities and money market mutual funds, including municipal, government and corporate bonds which are classified as cash or cash equivalents, or available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of its investments. At December 31, 2007 and 2008, gross unrealized gains on marketable securities were $41,000 and $48,000, respectively, and were determined to be temporary based on the Company’s assessment of the qualitative and quantitative factors discussed above. The Company recorded an “other than temporary” impairment of marketable securities of $300,000 and realized losses of $34,000 during the year ended December 31, 2008.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, (“FSP”), FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008:
	Total	Level 1	Level 2	Level 3

Assets:

Cash equivalents — Money market mutual funds	$100,577	$100,577	$—	$—
Available-for-sale securities	8,989	8,989	—	—
Total assets	$109,566	$109,566	$—	$—

The estimated fair value of the Company’s 3.75% Convertible Senior Notes at December 31, 2007 and 2008 was $60.0 million and $38.1 million, respectively. The fair value of the convertible senior notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrow costs, equity volatility, interest rates and interest spread.

Accounts receivable

Accounts receivable consist of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for Doubtful Accounts

The Company evaluates its allowance for doubtful accounts monthly. Account balances are written-off against the allowance when it is probable that the receivable will not be recovered. From time to time, the Company grants credit to certain of its business customers on normal credit terms (typically 30 days). The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of all accounts receivable. The Company maintained an allowance for doubtful accounts receivable of $2.5 million and $1.6 million as of December 31, 2007 and 2008, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2007 and 2008, two banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investment securities, and receivables. The Company invests its cash primarily in money market, government and corporate securities which are uninsured.

The Company’s accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

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

Prepaid inventory

Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2007 and 2008 was $3.6 million and $761,000, respectively.

Prepaid expenses

Prepaid expenses represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaid expenses at December 31, 2007 and 2008 were $7.6 million and $9.7 million, respectively.

Fixed Assets

Fixed assets, which includes assets such as furniture and fixtures, technology infrastructure, internal-use software and website development, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Years
Computer software	2-3
Computer hardware	3
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as “Cost of goods sold.” Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

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

During the years ended December 31, 2007 and 2008, the Company capitalized $2.0 million and $9.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $13.5 million and $11.6 million for those respective periods.

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

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity (deficit).

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

Other long-term assets

Other long-term assets include deposits, long-term prepaids, intangibles and the fees associated with the acquisition of Overstock.com and other related domain names. The cost of the domain names is being amortized using the straight-line method over five years.

Impairment of long-lived assets

The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the assets or their fair values, whichever is more determinable. The Company did not record any impairment of long-lived assets during 2006, 2007 and 2008.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The Company evaluated its goodwill during 2008 and determined that no impairment charge should be recorded.

In conjunction with the discontinuance of the Company’s travel subsidiary (“OTravel”), the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 and SFAS No. 144, Accounting for the Impairment of Long-Lived Assets (“SFAS No. 144”), and determined that goodwill of approximately $4.5 million and $3.8 million was impaired in 2006 and 2007, respectively (see “Note 4—Acquisition and Subsequent Discontinued Operations”).

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see “Note 23—Business Segments).

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

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by its customers, are treated as a reduction to the purchase price of the related transaction.

Direct revenue

Direct revenue consists of merchandise sold through the Company’s Website to individual consumers and businesses that is fulfilled from its leased warehouses.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by third parties directly to consumers and other businesses from warehouses maintained by the fulfillment partners.

During September 2004, the Company added an online auction service to its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. The Company is not considered the seller of the majority of the items sold on the auction site and has no control over the pricing of the majority of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. From time to time, the Company also sells items returned from our shopping business through our auction service, and for these sales, the revenue is recorded on a gross basis. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment.

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

During August 2008, the Company added an online site for listing real estate for sale as a part of its Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment, as it is not significant enough to separate out as a segment.

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

Reserve for returns

Total revenue is recorded net of estimated returns. The Company maintains a reserve for returns based on estimates of future product returns related to current period revenues and historical returns experience. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $6.9 million and $5.1 million at December 31, 2007 and 2008, respectively.

Reserve for obsolete and damaged inventory

The Company writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2007, the Company’s inventory balance was $25.6 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million. At December 31, 2008, the Company’s inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, inbound and outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. For the years ended December 31, 2006, 2007 and 2008, fulfillment costs totaled $60.9 million, $47.1 million and $47.2 million, respectively.

	Years ended December 31,
	(in thousands)
	2006		2007		2008

Total revenue	$780,137	100%	$765,902	100%	$834,367	100%

Cost of goods sold
Product costs and other cost of goods sold	629,477	81%	594,276	78%	644,212	77%
Fulfillment costs	60,856	7%	47,076	6%	47,246	6%

Total cost of goods sold	690,333	88%	641,352	84%	691,458	83%

Gross profit	$89,804	12%	$124,550	16%	$142,909	17%

Advertising expense

The Company recognizes advertising expenses in accordance with SOP 93-7, Reporting on Advertising Costs. As such, the

Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense included in sales and marketing expenses totaled $68.1million, $51.0 million and $52.8 million during the years ended December 31, 2006, 2007 and 2008, respectively.

Stock-based Compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R) Share-based Payment (“SFAS No. 123(R)”), which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see “Note 18—Stock Based Awards”).

Restructuring

Restructuring expenses comprise primarily lease termination costs and the costs incurred for returning leased facilities back to their original condition in anticipation of subleasing current office space. SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see “Note 3—Restructuring Expense”).

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

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. At December 31, 2007 and 2008, the Company has established a full valuation allowance against its deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company’s assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Foreign currency translation

For the Company’s subsidiary located in Mexico, the subsidiary’s local currency was considered its functional currency. As a result, all of the subsidiary’s assets and liabilities were translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses were translated at weighted average exchange rates, and stockholders’ equity was recorded at historical exchange rates. The resulting foreign currency translation adjustments were recorded as a separate component of stockholders’ equity (deficit) in the consolidated balance sheets as part of accumulated other comprehensive income (loss). Transaction gains and losses were included in other income (expense) in the consolidated financial statements and were not significant for any period presented. The Company’s subsidiary was located in Mexico and ceased operations on October 24, 2008.

Derivative instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) requires companies to recognize their derivative instruments, including certain derivative instruments embedded in other contracts, as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether the instrument has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, a cash flow hedge or a hedge of a net investment in an international operation. For derivatives designated as hedges, the changes in fair value are recorded in the balance sheet as an item in other comprehensive income. Changes in the fair value of derivatives not designated as cash flow hedges are recorded in the statement of operations. As of December 31, 2007 and 2008, the Company had not designated any derivative instruments as hedges.

Earnings (loss) per share

In accordance with SFAS 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, warrants, convertible senior notes, restricted stock units and shares under the Performance Share Plan, are included in the calculation of diluted earnings (loss) per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands):

	Years ended December 31,
	2006	2007	2008

Loss from continuing operations	$(99,880)	$(44,112)	$(12,658)
Deemed dividend related to redeemable common stock	(99)	—	—

Loss from continuing operations attributable to common shares	(99,979)	(44,112)	(12,658)
Loss from discontinued operations	(6,882)	(3,924)	—

Net loss attributable to common shares	$(106,861)	$(48,036)	$(12,658)

Weighted average common shares outstanding—basic	20,332	23,704	22,901
Effect of dilutive securities:
Stock options and restricted units	—	—	—
Convertible senior notes	—	—	—
Shares under the Performance Share Plan	—	—	—
Restricted stock units	—	—	—
Weighted average common shares outstanding—diluted	20,332	23,704	22,901

Net loss per common share—basic and diluted:
Loss from continuing operations	$(4.91)	$(1.86)	$(0.55)

Loss from discontinued operations	$(0.34)	$(0.17)	$—

Net loss per common share—basic and diluted	$(5.25)	$(2.03)	$(0.55)

The shares issuable related to stock options, restricted stock units, convertible senior notes outstanding and the Performance Share Plan were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares issuable related to stock options outstanding was 1.0 million shares, 1.2 million shares and 974,000 shares for 2006, 2007 and 2008, respectively. As of December 31, 2008, the Company had $67.5 million of convertible senior notes outstanding (see “Note 13 – “Borrowings” – “3.75% Convertible Senior Notes”), which could potentially convert into 885,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on

January 1, 2008; however, it did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133  (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about a company’s derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has no derivative instruments. Therefore, the Company does not expect the adoption of SFAS No. 161 to have a material impact its financial position and results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)  (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP ABP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company anticipates that the adoption of FSP APB 14-1 will not have a material impact on its consolidated financial statements.

3. RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

During fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated depreciation of leasehold improvements in the Company’s current office facilities that the Company is subleasing, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

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

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2007	Charges to Expense	Cash payment or accelerated depreciation	Balance 12/31/2008
Lease and contract termination costs	$4,035	$—	$851	$3,184

Total	$4,035	$—	$851	$3,184

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007. There were no restructuring charges during the year ended December 31, 2008. The costs incurred to date approximate the costs that the Company had anticipated at the beginning of the program. The Company believes that, except for the additional lease and contract termination costs related to potentially abandoning and subleasing its current office facilities, the restructuring program is substantially complete. If we determine to move our corporate headquarters we expect to incurr future restructuring expenses.

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

During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 3, management decided to sell OTravel. The Company evaluated its plan to sell OTravel in accordance with SFAS No. 144, which requires that long-lived assets be classified as held for sale.

The Company also determined that the OTravel subsidiary met the definition of a “component of an entity” and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for this subsidiary have been classified as discontinued operations until its sale on April 25, 2007. In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 and SFAS No. 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase this business. During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms. Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

On April 25, 2007, the Company completed the sale of OTravel.com to Castles Travel, Inc., an affiliate of Kinderhook Industries, LLC, and Castles Media Company LLC, for $17.0 million. The Company received cash proceeds, net of cash transferred, of $9.9 million and two $3.0 million promissory notes. The $3.0 million senior note matured three years from the closing date and bore interest, payable quarterly, of 4.0%, 10.0% and 14.0% per year in the first, second and third years, respectively. The $3.0 million junior note matured five years from the closing date and bore interest of 8.0% per year, compounded annually, and was payable in full at maturity.

On January 21, 2009, the Company entered into a Note Purchase Agreement to sell both the senior and junior promissory notes to to Castles Travel, Inc. for approximately $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million as of December 31, 2008.

The following table is a summary of the Company’s discontinued operations for the years ended December 31 2006, and the period ended April 25, 2007 (in thousands):

	Year ended December 31, 2006	Year-to-date period ended April 25, 2007
Sales	$8,217	$2,226
Cost of sales	(1,848)	(650)

Gross profit	6,369	1,576
Sales and marketing	(1,888)	(447)
Technology	(481)	(60)
General and administrative	(6,422)	(1,152)
Goodwill impairment	(4,460)	(3,841)

Loss from discontinued operations	$(6,882)	$(3,924)

5. MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company recorded $300,000 of impairment charges related to other-than-temporary decline in value of its marketable securities for the year ended December 31, 2008. No related impairment charges were recorded for the year ended December 31, 2007.

As of December 31, 2008, the Company’s marketable securities consisted of U.S. agency securities and top tier commercial paper. All marketable securities are classified as available-for-sale securities.

The following table summarizes the Company’s marketable security investments as of December 31, 2007 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$29,793	$23	$29,816
Commercial Paper	12,671	6	12,677
Asset-Backed Securities	3,495	12	3,507

Total available-for-sale investments	$45,959	$41	$46,000

The following table summarizes the Company’s marketable security investments as of December 31, 2008 (in thousands):

	Cost	Realized Loss	Net Unrealized Gains	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$8,941	$—	$48	$8,989
Asset-Backed Securities	300	300	—	—

Total available-for-sale investments	$9,241	$300	$48	$8,989

The components of realized gains and losses on sales and impairment of marketable securities for the years ended December 31, 2006, 2007 and 2008 were (in thousands):

	Years ended December 31,
	2006	2007	2008
Gross gains	$2,141	$—	$—
Gross losses	(56)	—	(334)

Net realized gain (loss) on sales of marketable securities	$2,085	$—	$(334)

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

In March 2006, the Foreign Notes had a carrying value of $47.6 million when the Company sold them for $49.5 million resulting in a gain on the bond instrument of $1.9 million, which the Company recognized in the second quarter of 2006 as a component of interest income. The Company had previously recorded $2.4 million of accumulated unrealized losses as a component of interest income over the period the bonds had been held.

The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see “Note 13—Borrowings”) are now collateralized by cash balances held at Wells Fargo Bank, National Association.

6. OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Years ended December 31,
	2006	2007	2008

Net loss	$(106,762)	$(48,036)	$(12,658)
Net unrealized gain (loss) on marketable securities	(1,128)	41	48
Foreign currency translation adjustment	34	(3)	94

Comprehensive loss	$(107,856)	$(47,998)	$(12,516)

7. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2008
Credit card receivable	$9,189	$4,057
Accounts receivable, other	4,496	4,522
	13,685	8,579

Less: reserve for doubtful accounts	(2,477)	(1,594)

Accounts receivable, net	$11,208	$6,985

8. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2007	2008
Product inventory	$24,293	$17,074
Inventory outbound in-transit	3,112	2,787

	27,405	19,861
Less: reserve for obsolescence	(1,762)	(2,138)

	$25,643	$17,723

9. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	December 31,
	2007	2008
Computer hardware and software, including internal-use software and website development	$95,652	$109,397
Furniture and equipment	11,351	12,288
Leasehold improvements	—	1,665

	107,003	123,350
Less: accumulated depreciation and amortization	(79,806)	(100,206)

	$27,197	$23,144

Depreciation and amortization of property and equipment totaled $32.2 million, $29.5 million, and $22.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. For the years ended December 31, 2006 and 2007, the Company incurred additional depreciation and amortization expense related to decreases in useful lives of certain fixed assets and leasehold improvement in connection with the Company’s facilities consolidation. This additional depreciation expense was included in restructuring expense (see “Note 3—Restructuring Expense”).

Fixed assets included assets under capital leases of $19.8 million at December 31, 2007 and 2008, and accumulated amortization related to assets under capital leases of $15.4 million and $19.3 million at December 31, 2007 and 2008, respectively.

10. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2007	2008
Domain names	$490	$477
Intangibles	20	20
Less: accumulated amortization	(456)	(474)

	54	23
Deposits and long-term prepaid expenses	32	515

	$86	$538

Amortization of domain names and intangibles totaled $110,000, $21,000 and $18,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2007	2008
Payments owed or received prior to product delivery	$19,003	$14,381
Unredeemed gift cards	2,952	3,522
Club O membership fees and other	1,010	1,123

	$22,965	$19,026

12. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2008
Inventory received but not invoiced	$2,165	$1,662
Allowance for returns	6,941	5,099
Accrued payroll and other related costs	10,783	3,917
Accrued marketing expenses	6,997	3,948
Credit card processing fee accrual	669	445
Accrued freight	665	881
Accrued professional expenses	1,638	1,205
Accrued taxes	486	526
Accrued lease termination costs	1,001	611
Other accrued expenses	5,810	6,860

	$37,155	$25,154

13. BORROWINGS

Wells Fargo Credit Agreement

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

At December 31, 2008, no amounts were outstanding  under the Credit Agreement, and letters of credit totaling $2.2 million were issued on behalf of the Company.

Wells Fargo Retail Finance Agreement

On January 6, 2009, Overstock.com, Inc. (the “Company”) entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”). The Agreement replaces the Company’s Loan and Security Agreement dated December 12, 2005 with WFRF, which had previously been amended and had terminated in accordance with its terms.

The Amended WFRF Agreement (“WFRF Agreement”) provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $35.0 million. The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiaries’ assets. The Company’s obligations under the WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The WFRF Agreement contains standard default provisions and expires on January 5, 2011. The conditions to the Company’s use of the facility include a 45-day advance notice requirement.

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

At December 31, 2008, no amounts were outstanding under the Agreement or under the Company’s prior loan agreement with WFRF.

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company. At December 31, 2008, $436,000 was outstanding and $564,000 was available under the Purchasing Card.

Capital leases

The Company leases certain software and computer equipment under three non-cancelable capital leases that expire at various dates through 2008.

Software and equipment relating to the capital leases totaled $19.8 million at December 31, 2007 and 2008, with accumulated amortization of $15.4 million and $19.3 million at those respective dates. Depreciation of assets recorded under capital leases was $5.5 million and $3.9 million at December 31, 2007 and 2008, respectively. As of December 31, 2008, the Company had no remaining capital leases.

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $620,000, $417,000 and $344,000 during the years ended December 31, 2006, 2007 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 885,478 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

Under the repurchase program, the Company retired $9.5 million of the Senior Notes during the third quarter of 2008 for $6.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $142,000 of associated unamortized discount. As of December 31, 2008, $67.5 million of the Senior Notes remained outstanding.

On February 17, 2009 the Board of Directors of Overstock.com, Inc. approved a debt repurchase program that authorizes the Company to utilize up to $20.0 million to repurchase a portion of its 3.75% Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, the Company expects to recognize a future gain of $1.9 million, net of the associated unamortized discount of $63,000 for this transaction (see Note 17 — “Stock and Debt Repurchase Program”).

14. COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

In July 2005, the Company leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of 10 years. The total lease obligation over the remaining term of this lease is $29.4 million, of which approximately $4.0 million is payable in the next twelve months. $7.7 million of the total lease obligation is offset by estimated sublease payments, of which $1.1 million is anticipated to be received in the next twelve months.

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

During fiscal year 2007, the Company recorded an additional $6.2 million of restructuring costs related to its marketing for sub-lease office and data center space in its current corporate office facilities. The Company also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges (see Note 3—“Restructuring Expense”). The company did not record any restructuring costs during the year ended December 31, 2008.

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

In December 2005, the Company entered into a warehouse facilities service and lease agreement (the “License Agreement”) to license approximately 400,000 square feet of warehouse space in Indiana and purchase fulfillment services. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 square feet and extending the term to 2011.

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

On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility located in Salt Lake City, Utah (the “New warehouse”). The Natomas Lease provides that the Company will lease the new warehouse in stages: on October 15, 2008, the Company leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, the Company leased a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the new warehouse, the Company currently has warehouse operations in two facilities in Salt Lake City, Utah. The Company constructed a 40,000 square foot customer service facility in the new warehouse and commenced use of the facility on November 3, 2008.

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

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases are as follows (in thousands):

Twelve months Ending December 31,
2009	$8,060
2010	8,652
2011	8,989
2012	8,868
2013	8,325
Thereafter	15,036

$57,930

Rental expense for operating leases totaled $11.5 million, $11.6 million and $9.5 million for the years ended December 31, 2006, 2007 and 2008, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court’s decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company’s view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court’s ruling in the Company’s favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals and those defendants have been dismissed from the case. On October 22, 2008, the Company amended the complaint to name as additional Defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha because of their former or existing status as general partners of Copper River Partners, L.P. On December 15, 2008 all the newly named Defendants filed an Anti-SLAPP motion to strike the amended complaint; a demurrer to the second, fourth and fifth causes of action; and a motion to quash the summons for Defendants Longinotti, Renna and Warzecha for lack of jurisdiction. These motions are now pending . The Rocker parties moved to postpone the trial date and the court granted the motion. Trial is now set for February 11, 2010. The Company intends to continue to pursue this action vigorously against all of the Rocker entities and their principals.

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

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The bankruptcy may adversely affect our ability to collect a judgment against Lehman. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or our ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc,., Goldman Sachs &Co.; Goldman Sachs Execution & Clearing L.P., Citi Group, Inc, Citi Group Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding allegations of collective action among defendants and the request for punitive damages. Also, on January 12, 2009,  Goldman Sachs Group, Inc,., Goldman Sachs &Co.; Goldman Sachs Execution & Clearing L.P., Citi Group, Inc, Citi Group Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC  filed a demurrer to the first and second causes of action of the Second Amended Complaint for conversion and trespass to chattels. These motions are now pending. Discovery in this case continues. No trial date has been set. The Company intends to vigorously prosecute this action.

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. The Company has responded to the subpoena. The Company believes that it follows industry advertising practices and intends to cooperate with the investigation.

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require internet sellers to collect and remit New York sales taxes on their New York sales, even if the seller has no New York tax “nexus” other than with New York based independent contractors who are internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied the Company’s motion for summary judgment. On February 12, 2009, the Company filed notice to appeal the ruling.

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer legal Remedies Act and Computer Crime Law. The compliant relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. Plaintiffs and Defendants, including the Company, have stipulated to an extension in the time for answering the complaint, while the parties engage in a mediation of the dispute. The Company has not responded to the Complaint. The Company has notified Facebook, Inc. of its indemnification obligations under the contract by which the Company obtained and deployed Facebook Beacon. The Company intends to vigorously defend this action and pursue with Facebook its indemnification rights under the Facebook Beacon agreement.

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company asks in its complaint for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants have not answered the complaint, but have moved to dismiss the case. These motions to dismiss are now pending. The suit is in its early stages.

On December 22, 2008, the Company, along with other thirty-seven other defendants was sued in a patent infringement law suit filed by Guardian Media Technologies, LTD in the United States District Court, Central District of California. The Company is alleged to have sold products infringing patents owned by the plaintiff involving certain processes designed to block content from being viewed on televisions and DVD players. The Company has not yet answered the complaint and the suit is in its early stages and the Company intends to vigorously defend this action.

On January 22, 2009, the Company, along with seven other defendants was sued in a patent infringement law suit by SBJ IP Holdings 1, LLC, in the United States District Court, Eastern District of Texas. The Company is alleged to have infringed a patent owned by the plaintiff involving certain processes by which online retail companies make product purchase recommendations to their customers. The Company has not yet answered the complaint and the suit is in its early stages and the Company intends to vigorously defend this action.

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

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company’s common stock through December 31, 2008.

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

No amount has been classified outside of shareholders’ equity as of December 31, 2006 and 2007 as these rescission rights, if any, fully expired prior to the end of 2006, leaving no outstanding redeemable common stock as of December 31, 2007 and 2008.

16. STOCK OFFERINGS

During 2006, the Company closed two offerings under an existing “shelf” registration statement, pursuant to which it sold 1.0 million shares of common stock in May and 2.7 million shares of common stock in December, with proceeds to the Company of approximately $25.0 million and $39.4 million, respectively, net of $594,000 of issuance costs.

There were no stock offerings during the years ended December 31, 2007 and 2008.

17. STOCK AND DEBT REPURCHASE PROGRAM

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and or its 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.2 million shares of its common stock in open market purchases for $13.4 million as of December 31, 2008.

In addition, during the year ended 2008, the Company retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, the Company recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of December 31, 2008, $67.5 million of Senior Notes remain outstanding. The Company had fully utilized this authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009 the Board of Directors of Overstock.com, Inc. approved a debt repurchase program that authorizes the Company to utilize up to $20.0 million to repurchase a portion of its 3.75% Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, the Company expects to recognize a future gain of $1.9 million, net of the associated unamortized discount of $63,000 for this transaction.

18. STOCK BASED AWARDS

Adoption of SFAS 123(R)

As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton (“BSM”) valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

The adoption of SFAS No. 123(R) did not result in a cumulative benefit from accounting change, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted, as we did not have unvested employee stock awards for which compensation expense was recognized prior to adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15,  Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, Statement of Cash Flows,  and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. As of the adoption of SFAS No. 123(R), we had fully reserved against any tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes.

On March 29, 2005, the SEC published SAB No. 107, which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The Company has reclassified stock-based compensation from prior periods to correspond to current period presentation within the same operating expense line items as cash compensation paid to employees.

The application of SFAS No. 123(R) had the following effect on the year ended December 31, 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting (in thousands, except per share amounts):

Year ended December 31, 2006
Operating loss	$(4,120)
Net loss	$(4,120)
Net loss per common share—basic and diluted	$(0.20)

Valuation Assumptions

During the twelve months ended December 31, 2006, 2007 and 2008, total stock options granted to employees were 183,000, 762,000 and 11,000 respectively, with estimated total grant-date fair values of $2.4 million, $8.1 million and $106,000, respectively. The Company estimates that the stock-based compensation for the awards not expected to vest during the years ended December 31, 2006, 2007 and 2008 was $643,000, $2.4 million and $32,000, respectively. During the years ended December 31, 2006, 2007 and 2008, the Company recorded stock-based compensation related to stock options of $4.1 million, $4.5 million and $3.3 million, respectively.

The fair value for each stock option granted during the twelve months ended December 31, 2006, 2007 and 2008 was estimated at the date of grant using the BSM option-pricing model, assuming no dividends and the following assumptions.

	Years ended December 31,
	2006	2007	2008
Average risk-free interest rate	4.77%	4.75%	2.91%
Average expected life (in years)	3.5	6.3	6.3
Volatility	65.1%	68.5%	70.6%

Expected Volatility:    The fair value of stock based payments were valued using a volatility factor based on the Company’s historical stock prices.

Expected Term:    For 2006 option grants, the Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, the Company elected to use the “simplified method” as discussed in SAB No. 107 to develop the estimate of the expected term. In December 2007, the SEC issued SAB No. 110,  Certain Assumptions Used in Valuation Methods—Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), beyond December 31, 2007. The Company adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for its valuation of stock-based compensation.

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

Stock Option Activity

The Company’s board of directors adopted the Amended and Restated 1999 Stock Option Plan, the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the “Plans”), in May 1999, April 2002, and April 2005 respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by the Company’s Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated, and as of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of December 31, 2008, 1.2 million shares of stock based awards are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2006		2007		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,299	$18.09	1,011	$18.97	1,161	$20.48
Granted at fair value	183	22.47	762	18.14	11	14.14
Exercised	(276)	9.19	(354)	8.81	(112)	12.96
Canceled/forfeited	(195)	30.17	(258)	23.65	(86)	20.45

Outstanding—end of year	1,011	18.97	1,161	20.48	974	21.27

Options exercisable at year-end	679	$15.74	408	$22.36	609	$23.18

The following table summarizes information about stock options as of December 31, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$8.50-$16.99	17	$13.28	7.04	$51	4	$14.92	4.73	$45
$17.00-$17.99	577	17.11	8.05	—	276	17.11	8.04	—
$18.00-$29.99	221	19.97	1.68	—	181	19.63	0.97	—
$30.00-$58.30	159	39.04	2.87	—	147	39.18	2.72	—

.	974	21.27	5.74	51	609	23.18	4.63	45

Total unrecognized compensation costs related to nonvested awards was approximately $6.2 million, $7.3 million and $4.2 million as of December 31, 2006, 2007 and 2008, respectively. These nonvested awards are expected to be exercised over the weighted average period of 7.6 years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s average stock price of $16.02 during the year ended December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2008.

The weighted average exercise price of options granted during the years ended December 31, 2006, 2007 and 2008 were $22.47, $18.14 and $14.14 per share, respectively. The total fair values of the shares vested during the years ended December 31, 2006, 2007 and 2008 were $3.1 million, $3.7 million and $5.2 million, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2007 and 2008 was $3.3 million, $4.5 million and $364,000 million, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2006, 2007 and 2008 were approximately $2.5 million, $3.2 million and $1.5 million, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company’s current loss position.

Restricted Stock Unit Activity

For the year ended December 31, 2008, 491,000 restricted stock units were granted. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $12.64.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	Units	Grant Date Fair Value
Outstanding—beginning of year	—	$—
Granted at fair value	491	12.64
Vested	—	—
Canceled/forfeited	(42)	12.13

Outstanding—end of year	449	12.69

Restricted stock units vested at year-end	—	—

The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2006, 2007 and 2008, the Company recorded stock based compensation related to restricted stock units of $0, $0 and $896,000.

At December 31, 2008, there were 449,000 restricted stock units that remained outstanding, no restricted stock units were vested as of December 31, 2008. On January 13, 2009, 337,000 additional restricted stock units were granted.

Performance Share Plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees of the Company. The Plan provides for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of a grant.

The performance goal was measured by growth in economic value, as defined in the Plan. The amount of payments due to participants under the Plan was a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal had been attained, which was between 0% and 200%. If the growth in economic value was 10% compounded annually or less, the percentage was 0%. If the growth in economic value was 25% compounded annually, the percentage was 100%. If the growth in economic value was 40% compounded annually or more, the percentage was 200%. If the percentage growth was between these percentages, the payment percentage would be determined on the basis of straight line interpolation. Amounts payable under the Plan were subject to Board discretion. Amounts payable under the Plan were originally payable in cash. During interim and annual periods prior to the third quarter of 2007, the Company recorded compensation expense based upon the period-end stock price and estimates regarding the ultimate growth in economic value that was expected to occur. These estimates included assumed future growth rates in revenues, gross profit percentages and other factors. If the Company were to use different assumptions, the estimated compensation charges would have been significantly different.

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

During the year ended December 31, 2008, the Company reversed the cumulative $1.0 million in total compensation expense under the Plan as the Board determined no payments would be made under the Plan. The Plan expired on December 31, 2008.

19. EMPLOYEE RETIREMENT PLAN

The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant’s contributions to the plan. Beginning in 2006 through January 2008, the Company’s matching contribution comprised common stock issued from treasury to employees. For the remainder of 2008, the Company’s matching contribution consisted cash matching payment. Participant contributions are immediately vested. Company contributions vest based on the participant’s years of service at 20% per year over five years. The Company’s matching contribution totaled $389,000, $494,000 and $570,000 during 2006, 2007 and 2008, respectively. In addition, the Company made discretionary contributions of $409,000, $408,000, $0 during 2006, 2007 and 2008 to eligible participants as of the end of each respective calendar year. The contributions in 2006 and 2007 were settled with Company stock in the following year.

20. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2006	2007	2008
Gain from early retirement of 3.75 % convertible senior notes	$—	$—	$2,849
Loss on settlement of notes receivable	—	—	(3,929)
Other	81	(92)	(366)

Other income (expense), net	$81	$(92)	$(1,446)

21. INCOME TAXES

The components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows (in thousands):

	December 31,
	2007	2008
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$72,695	$72,459
Temporary differences:
Accrued expenses	6,498	5,365
Reserves and other	2,924	4,115
Depreciation	3,799	5,055

	85,916	86,994
Valuation allowance	(85,916)	(86,994)

Net asset	$—	$—

As a result of the Company’s history of losses, a valuation allowance has been provided for the full amount of the Company’s net deferred tax assets.

At December 31, 2007 and 2008, the Company had net operating loss carry-forwards of approximately $164.2 million and $171.8 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These carry-forwards begin to expire in 2018.

The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Years ended December 31,
	2006	2007	2008
U.S. federal income tax benefit at statutory rate	$37,367	$16,813	$4,431
State income tax benefit, net of federal expense	3,623	949	147
Stock based compensation expense	—	(2,267)	(1,491)
Other	(1,144)	(3,969)	(2,009)
Unrecognized benefit due to valuation allowance	(39,846)	(11,526)	(1,078)

Income tax benefit	$—	$—	$—

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of a full valuation allowance, the Company does not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company is subject to audit by the IRS and various states for periods since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company’s policy is that it recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax positions, nor did the Company recognize any interest expense or penalties during the year ended December 31, 2008.

22. RELATED PARTY TRANSACTIONS

On occasion, Haverford-Valley, L.C. (an entity owned by the Company’s Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for Company executives and pay the travel related expenses incurred by its executives on Company business. In 2006, 2007, and 2008 the Company reimbursed Haverford-Valley L.C. $267,000, $93,000, and $111,000, respectively, for these expenses.

23. BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in “Note 2—Summary of Significant Accounting Policies.” There were no inter-segment sales or transfers during 2006, 2007 or 2008. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Direct	Fulfillment partner	Consolidated
2006
Revenue	$301,509	$478,628	$780,137
Cost of goods sold	284,774	405,559	690,333

Gross profit	16,735	73,069	89,804
Operating expenses			(188,566)
Other income (expense), net			(1,118)

Loss from continuing operations			$(99,880)

2007
Revenue	$197,088	$568,814	$765,902
Cost of goods sold	168,008	473,344	641,352

Gross profit	29,080	95,470	124,550
Operating expenses			(169,170)
Other income (expense), net			508

Loss from continuing operations			$(44,112)

2008
Revenue	$174,203	$660,164	$834,367
Cost of goods sold	154,501	536,957	691,458

Gross profit	19,702	123,207	142,909
Operating expenses			(153,822)
Other income (expense), net			(1,745)

Loss from continuing operations			$(12,658)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from our warehouse. Costs for this segment include product costs, inbound freight, warehousing, and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. This segment also includes revenues and costs associated with the auctions and cars and real estate listing businesses. The costs for this segment include product costs, warehousing and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

During the years 2006 through 2008, over 99% of sales were made to customers in the United States of America. At December 31, 2007 and 2008, all of the Company’s fixed assets were located in the United States of America.

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

In November 2006, an unrelated third party purchased the Company’s interests in the variable interest entity by executing a promissory note to the Company in exchange for termination of all agreements between the Company and the variable interest entity. The promissory note was equal to the net assets of the entity or $6.7 million and bore no interest. The first payment on the note receivable was due and paid on February 1, 2007 in the amount of $3.7 million with remainder of balance due in twelve equal monthly payments of $251,000 beginning on March 1, 2007. In September 2007, the Company amended the note receivable deferring the final six monthly payments from February 1, 2008 to July 1, 2008. As of December 31, 2007 and 2008, the Company had received payments on the note totaling $5.2 million and $1.5 million, respectively. The promissory note was completely satisfied as of December 31, 2008.

26. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth the Company’s unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2008. The Company has prepared this information on the same basis as the Consolidated Statements of Operations and the information includes all adjustments, consisting only of normal recurring adjustments, that it considers necessary for a fair statement of our financial position and operating results for the quarters presented.

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$46,990	$43,658	$39,270	$67,170	$51,764	$39,832	$34,176	$48,431
Fulfillment partner revenue	115,166	105,513	120,789	227,346	151,050	149,004	152,679	207,431

Total revenue	162,156	149,171	160,059	294,516	202,814	188,836	186,855	255,862

Cost of goods sold
Direct	41,469	36,456	33,268	56,815	44,803	34,871	30,633	44,194
Fulfillment partner	96,077	86,523	99,425	191,319	124,040	120,756	124,103	168,058

Total cost of goods sold	137,546	122,979	132,693	248,134	168,843	155,627	154,736	212,252

Gross profit	24,610	26,192	27,366	46,382	33,971	33,209	32,119	43,610

Operating expenses:
Sales and marketing	11,284	7,962	8,835	27,377	15,019	14,244	11,934	16,437
Technology	14,973	15,237	14,576	14,667	14,516	15,311	14,119	13,869
General and administrative	10,689	10,429	9,724	11,134	9,563	10,867	10,321	7,622
Restructuring	6,089	6,194	—	—	—	—	—	—

Total operating expenses	43,035	39,822	33,135	53,178	39,098	40,422	36,374	37,928

Operating income (loss)	(18,425)	(13,630)	(5,769)	(6,796)	(5,127)	(7,213)	(4,255)	5,682
Interest income, net	990	1,078	1,291	1,429	1,304	740	664	455
Interest expense	(1,029)	(1,027)	(1,029)	(1,103)	(901)	(888)	(847)	(826)
Other income (expense), net	—	—	(92)	—	—	2	2,849	(4,297)

Income (loss)Loss from continuing operations	(18,464)	(13,579)	(5,599)	(6,470)	(4,724)	(7,359)	(1,589)	1,014
Discontinued operations:
Loss from discontinued operations	(3,624)	(300)	—	—	—	—	—	—

Net income (loss)	$(22,088)	$(13,879)	$(5,599)	$(6,470)	$(4,724)	$(7,359)	$(1,589)	$1,014

Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income (loss) per share—basic	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Weighted average common shares outstanding—basic	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,745
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Income (loss) from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income (loss) per share—diluted	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Weighted average common shares outstanding—diluted	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,827

Schedule II

Valuation and Qualifying Accounts

(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2006
Deferred tax valuation allowance	$36,698	$39,846	$113	$76,431
Allowance for sales returns	5,962	61,401	62,806	4,557
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135
Year ended December 31, 2007
Deferred tax valuation allowance	$76,431	$11,526	$2,041	$85,916
Allowance for sales returns	4,557	55,553	53,169	6,941
Reserve for inventory obsolescence	6,585	283	5,106	1,762
Allowance for doubtful accounts	2,135	1,197		2,477
Year ended December 31, 2008
Deferred tax valuation allowance	$85,916	$1,078	$—	$86,994
Allowance for sales returns	6,941	2,278	4,121	5,099
Reserve for inventory obsolescence	1,762	2,370	1,994	2,138
Allowance for doubtful accounts	2,477	550	1,433	1,594