Form 10-K/A
period 2008-12-31
OVERSTOCK.COM, INC
filed 2009-03-05
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2008), was approximately $245.5 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of February 23, 2009 there were 22,813,812 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K/A is incorporated by reference to the Registrant's proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

 EXPLANATORY NOTE

        Overstock.com, Inc. is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K"), originally filed with the Securities and Exchange Commission on February 23, 2009, for the purpose of correcting the following typographical errors:

  •
  In the table of Quarterly Results of Operations (unaudited), appearing in Item 7, we have corrected "Fulfillment partner revenue" for the quarterly period ended June 30, 2008 to read $149,004 (in thousands) rather than $149,044 (in thousands) as originally reported;

  •
  In the table of Contractual Obligations appearing in Item 7, we have corrected the "Total contractual cash obligations" for 2009 to total $17,096 (in thousands) rather than $17,906 (in thousands) as originally reported;

  •
  In the Consolidated Balance Sheets appearing in Item 15, we have corrected "Total liabilities" for 2007 to total $212,931 (in thousands) rather than $212,913 (in thousands) as originally reported;

  •
  In the Consolidated Statements of Cash Flows appearing in Item 15, we have corrected "Less change in cash and cash equivalents from discontinued operations" for 2006 to be a positive $1,016 (in thousands) rather than a negative $(1,016) (in thousands) as originally reported.

  •
  In Schedule II, "Valuation and Qualifying Accounts" in Item 15, we have corrected "Deductions" for "Allowance for doubtful accounts" for 2007 to be $855 (in thousands) rather than $0 as originally reported and we have corrected "Allowance for sales returns" for 2008 to total $5,098 (in thousands) rather than $5,099 (in thousands) as originally reported.

        We are also refiling exhibit 10.37, which was inadvertently filed in draft form, as well as updated certifications of our Chief Executive Officer and Chief Financial Officer required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934.

        Except as described above, the information set forth in the Form 10-K/A has not been modified or updated in any way from the information included in the Form 10-K as originally filed.

OVERSTOCK.COM, INC.

ANNUAL REPORT ON FORM 10-K/A

INDEX

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

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

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Form 10-K/A, including those described in Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

ITEM 1.    BUSINESS

        The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K/A.

        We are an online closeout retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs, and video games ("BMMG"). We also operate as a section on our Website an online auction site—a marketplace for the buying and selling of goods and services—as well as the section on our Website for listing cars and real estate for sale.

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

        As used herein, "Overstock.com," "we," "our" and similar terms include Overstock.com and its subsidiaries, unless the context indicates otherwise.

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

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah (see Item 2 of Part I, "Properties"). During the twelve months ended December 31, 2008, we fulfilled approximately 21% of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

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

    (2)
    BMMG stands for "Books, Music, Movies and Games."

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

Fulfillment for Direct Business

        During 2008, we fulfilled approximately 21% of all orders through our leased warehouses in Salt Lake City, Utah (see Item 2 of Part I, "Properties".) Our warehouse staff generally shipped between 5,000 and 8,000 orders per day, and up to 32,000 orders per day during peak periods, using overlapping daily shifts. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouses. Our warehouses store approximately 5,000 non-BMMG products offered on our Website. We operate the Salt Lake City warehouses with an automated warehouse management system that tracks the receipt of inventory, distributes order-fulfillment assignments to warehouse workers and obtains rates for various shipping options to ensure low-cost outbound shipping. Our Website relays orders to the warehouse management system throughout each day, and the warehouse management system in turn confirms to our Website shipment of each order. Customers can track the shipping status of their packages through links we provide on our Website.

Fulfillment Partner Business

        During 2008, approximately 79% of our orders were for inventory owned and shipped by third-party fulfillment partners. We currently coordinate approximately 1,200 entities that collect orders through our Website. These third parties perform essentially the same operations as our warehouse: order picking and shipping; however, we handle the majority of the returns for these sales. These third parties relay shipment confirmations to our Website where customers can review shipping and tracking information. All orders through our Website bear Overstock's name on the packing material and shipping documents, including those shipped by our fulfillment partners. We also handle customer service related to all orders placed through our Website.

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

        See the information set forth under Item 15 of Part IV, "Financial Statements"—Note 14—"Commitments and Contingencies," subheading "Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K/A.

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

        Mr. Geoffrey R. Atkinson currently serves as our Senior Vice President of Marketing. Mr. Atkinson is responsible for the search and email marketing channels as well as the Customer Relationship Management group (the "CRM"). Since joining the Company in 2005, Mr. Atkinson has worked primarily on improving the customer facing search and navigation experience as well as growing the email and search marketing channels. Mr. Atkinson has previously served as Vice President of tactical marketing and Director of web site and email marketing. Before joining Overstock.com, Mr. Atkinson worked in marketing and branding at Smith Sport Optics, a manufacturer of sunglasses and goggles for sports and leisure, in Sun Valley, Idaho. Mr. Atkinson holds a Bachelor of Arts Degree in Sociology from Dartmouth College.

        Mr. Stephen J. Chesnut was appointed Senior Vice President, Finance of the Company, effective January 5, 2009. From August 2007 until he joined the Company, Mr. Chesnut served as Vice President, Strategy/Market Development/Sales for HD Supply, Inc., a privately-held wholesale distribution company based in Atlanta, Georgia. From December 1998 to August 2007, Mr. Chesnut served in a variety of capacities for The Home Depot or its subsidiaries, including Director, Business Development for HD Supply (prior to its sale by Home Depot), Director, Finance and Chief Financial Officer for Home Depot Supply; Director, New Concept Development; and Director, Strategic Planning. Prior to joining The Home Depot, Mr. Chesnut served in a variety of operational, planning and financial positions for Target Stores Inc. from 1986 to 1998. Mr. Chesnut holds a Bachelor's of Science Degree in Accounting and Business Management, from Southern Utah University and a Master of Business Administration Degree, Finance and Strategic Planning, from Brigham Young University.

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

        Mr. Jacob K. Hawkins currently serves as Senior Vice President, Change Management. Mr. Hawkins has performed various roles across the organization, including business development, marketing, merchandising, technology, and project management. Prior to joining Overstock.com, Mr. Hawkins worked for Professional Marketing International, a business consulting group. Mr. Hawkins holds a Bachelor's Degree in Business Management from Brigham Young University and a Master's Degree of Business Administration with an emphasis in information systems from the University of Utah.

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

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Logistics and Human Capital Management, with primary responsibility for logistics and supervision of the Company's warehouse operations, and most recently, managing the Company's human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr.Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

Board of Directors

Name	Age	Position with the Company	Director Since
Allison H. Abraham	45	None	March 2002
Joseph J. Tabacco, Jr.	59	None	June 2007
Patrick M. Byrne	46	Chief Executive Officer	October 1999
Barclay F. Corbus	41	None	March 2007
James V. Joyce	50	Consultant	February 2008

        Ms. Allison H. Abraham has served as a Director of Overstock since March 2002 and is currently the President of the Newton School, a non-profit, private school located in Sterling, Virginia. She is Chairwoman of the Audit Committee and a member of the Compensation Committee. Ms. Abraham served as President and as a director of LifeMinders, Inc., an online direct marketing company, from May 2000 until the acquisition of LifeMinders by Cross Media Marketing Corp. in October 2001. Prior to joining LifeMinders, Ms. Abraham served as Chief Operating Officer of iVillage Inc., an online media company, from May 1998 to May 2000. From February 1997 to April 1998, Ms. Abraham was President, Chief Operating Officer and a director of Shoppers Express, an online grocery service, and also served as Vice President of Sales and Marketing for several months prior to her promotion. From 1992 to 1996, Ms. Abraham held several marketing and management positions at Ameritech Corporation. She was employed at American Express Travel Related Services in New York City from 1988 to 1992, focusing on the launch of new products and loyalty programs. Ms. Abraham holds a Bachelor of Arts Degree in Economics from Tufts University and a Master's Degree of Business Administration from the Darden School at the University of Virginia.

        Mr. Joseph J. Tabacco, Jr.    has served as a Director of Overstock since June 2007. Mr. Tabacco is a member of the Audit Committee and the Compensation Committee. For more than the last five years Mr. Tabacco has served as the managing partner of the San Francisco office of Berman DeValerio (formerly Berman DeValerio Pease Tabacco Burt & Pucillo). A 1974 honors graduate of George Washington University School of Law, Mr. Tabacco litigates antitrust, securities fraud, commercial high tech, and intellectual property matters. Since entering private practice in the early 1980s, Mr. Tabacco has served as trial or lead counsel in numerous antitrust and securities cases and has been involved in all aspects of state and federal litigation. Prior to 1981, Mr. Tabacco served as senior trial attorney for the U.S. Department of Justice, Antitrust Division, and in both the Central District of California and the Southern District of New York. Mr. Tabacco frequently lectures and authors articles on securities and antitrust law issues and is a member of the Advisory Board of the Institute for Consumer Antitrust Studies at Loyola University Chicago School of Law. Mr. Tabacco is also a former teaching fellow of the Attorney General's Advocacy Institute in Washington, D.C., and has served on the faculty of ALI-ABA on programs about U.S.-Canadian business litigation and trial of complex securities cases.

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

        Mr. Barclay F. Corbus has served as a Director of Overstock since March 2007. He is a member of the Audit Committee and Chairman of the Compensation Committee. Mr. Corbus has served as Senior Vice President of Clean Energy Fuels Corp., a provider of vehicular natural gas, with responsibility for strategic development, since September 2007. He served as Co-CEO of WR Hambrecht + Co., an investment banking firm, from July 2004 to September 2007, and prior to that date served in other executive positions with WR Hambrecht + Co. Prior to joining WR Hambrecht + Co in March 1999, Mr. Corbus was in the investment banking group at Donaldson, Lufkin and Jenrette. Mr. Corbus graduated from Dartmouth College with a Bachelor of Arts Degree in Government and has a Master's Degree of Business Administration in Finance from Columbia Business School.

        Mr. James V. Joyce has served as a Director of Overstock since February 2008. He is also the chief executive officer of Icent LLC, which is a management consulting company through which Mr. Joyce has provided consulting services to clients, including the Company, for the last five years. Mr. Joyce holds a Bachelor of Arts Degree as well as a Master's Degree in Jurisprudence from the University of Oxford and a Master's Degree of Business Administration from Dartmouth College.

        There are no family relationships among any of the current officers and directors of the Company.

Available Information

        Our Internet website address is http://www.overstock.com. Our Annual Report on Form 10-K/A, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings made pursuant to the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K/A.

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

        Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other Website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology's development evolves in a manner that is no longer beneficial to us our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these relationships or agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot assure you that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost effective acquisition of customers.

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

        In August 2005, we filed an unfair business practice lawsuit against Gradient Analytics, Rocker Partners, LP and others, alleging that the defendants have conspired to denigrate Overstock's business for personal profit. In October 2005, we filed an amended complaint alleging additional causes of action and articulating in greater detail the allegations against the defendants. In November 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against us and some of our current and former directors. Though the cross-claims against other current and former directors were dismissed, the cross claims against us and Dr. Byrne remain. Dr. Patrick Byrne has appeared on nationally syndicated television programs and elsewhere to discuss the litigation. The use of management's time and attention and the Company's resources in connection with the litigation and related matters may reduce the time and attention management is able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. In addition, the use of the Company's resources in connection with the litigation and related matters may reduce the resources we are able to spend on or give to other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer. We have settled, and dismissed, our claims against and by Gradient. If we are unsuccessful in defeating the remaining cross-claims, we may incur damages which may not be covered by existing insurance or may not be within policy limits which could adversely impact our financial condition.

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

We have significant indebtedness.

        As a result of the sale of our 3.75% Convertible Senior Notes (the "Senior Notes") in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. Under the repurchase program approved by our Board of Directors in 2005, we retired $33.0 million and $10.0 million of the Senior Notes in June and November 2005, and $9.5 million during the quarter ended September 30, 2008. As of December 31, 2008, $67.5 million of the Senior Notes remained outstanding. On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to utilize up to $20.0 million to repurchase a portion of its 3.75% Senior Notes. Under this repurchase program, we retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, we expect to recognize a gain of $1.9 million, net of the associated unamortized discount of $63,000 (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program"). The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. If we fail to comply with our debt covenants, we will be in default.

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

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and real estate agents and public advertisement for car and real estate sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and real estate listing for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to online car listing service and real estate listing providers is not clear. Although we do not expect these laws to have a significant effect on our listing businesses, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our businesses that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car and real estate listing businesses.

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

        We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. We challenged the constitutionality of a New York state law which requires internet retailers to collect and remit New York sales taxes on their New York sales, even if the seller has no New York tax "nexus" other than with New York based independent contractors who are internet advertising affiliates. The trial court dismissed our challenge and we are appealing the dismissal. As a result of the enactment of the New York law, we terminated our relationship with New York based advertizing affiliates. Several other states currently have legislative proposals similar to New York's tax law, and if such laws are evaluated and constitutionally upheld, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law.

Existing or future government regulation could harm our business.

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Additionally, laws governing the permissible contents of products may adversely affect us. Recently the United States Congress passed the Consumer Product Safety Improvement Act ("CPSIA"), which created more stringent safety requirements for children's products and any products containing lead paint sold within the United States. The CPSIA, not only regulates the future manufacture of items such as cribs, pacifiers, toys and children's jewelry, but applies to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold subsequent to the effective dates of the legislation, through regulatory or civil actions against us. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

        On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the "Natomas Lease"). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the "New Warehouse"). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, we leased a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the New Warehouse, we currently have warehouse operations in two facilities in Salt Lake City. The Natomas Lease anticipates that we may construct a corporate office facility within the New Warehouse. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

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

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, "Financial Statements"—Note 14—"Commitments and Contingencies," subheading "Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K/A is incorporated by reference in answer to this Item.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is traded on the NASDAQ Global Market under the symbol "OSTK." Prior to May 30, 2002, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2007
First Quarter	19.72	14.05
Second Quarter	19.98	15.80
Third Quarter	28.99	17.22
Fourth Quarter	39.39	14.75
Year Ended December 31, 2008
First Quarter	15.68	8.61
Second Quarter	28.50	11.50
Third Quarter	29.59	13.64
Fourth Quarter	20.13	6.34

 STOCK PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2003 through December 31, 2008 for Overstock.com, Inc., Hemscott's (formerly Media General's) Nasdaq U.S. Index and Hemscott's Internet Software and Services Index. The graph assumes that $100 was invested in Overstock's common stock and the above indices at the closing prices on December 31. Historic stock price performance is not necessarily indicative of future stock price performance.

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

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31,
	2004	2005	2006(1)	2007	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$212,264	$323,136	$301,509	$197,088	$174,203
Fulfillment partner revenue	278,357	471,839	478,628	568,814	660,164

Total revenue	490,621	794,975	780,137	765,902	834,367

Cost of goods sold
Direct	183,653	280,647	284,774	168,008	154,501
Fulfillment partner	240,530	397,855	405,559	473,344	536,957

Total cost of goods sold	424,183	678,502	690,333	641,352	691,458

Gross profit	66,438	116,473	89,804	124,550	142,909

Operating expenses:
Sales and marketing	40,559	77,155	70,897	55,458	57,634
Technology	8,509	27,901	65,158	59,453	57,815
General and administrative	22,024	33,043	46,837	41,976	38,373
Restructuring(2)	—	—	5,674	12,283	—

Total operating expenses	71,092	138,099	188,566	169,170	153,822

Operating loss	(4,654)	(21,626)	(98,762)	(44,620)	(10,913)
Interest income, net	1,064	(161)	3,566	4,788	3,163
Interest expense	(775)	(5,582)	(4,765)	(4,188)	(3,462)
Other income (expense), net	(49)	4,728	81	(92)	(1,446)

Loss from continuing operations	(4,414)	(22,641)	(99,880)	(44,112)	(12,658)
Loss from discontinued operations	—	(2,571)	(6,882)	(3,924)	—

Net loss	(4,414)	(25,212)	(106,762)	(48,036)	(12,658)
Deemed dividend related to redeemable common stock	(188)	(185)	(99)	—	—

Net loss attributable to common shares	$(4,602)	$(25,397)	$(106,861)	$(48,036)	$(12,658)

Net loss per common share—basic and diluted
Loss from continuing operations	$(0.26)	$(1.17)	$(4.91)	$(1.86)	$(0.55)
Loss from discontinued operations	$—	$(0.13)	$(0.34)	$(0.17)	$—
Net loss per common share—basic and diluted	$(0.26)	$(1.30)	$(5.25)	$(2.03)	$(0.55)
Weighted average common shares outstanding—basic and diluted	17,846	19,429	20,332	23,704	22,901

	As of December 31,
	2004	2005	2006(3)	2007(3)	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$198,678	$55,875	$126,965	$101,394	$100,577
Marketable securities	88,802	55,799	—	46,000	8,989
Working capital	267,640	79,561	59,475	62,621	39,679
Total assets	381,600	335,953	264,453	231,143	172,445
Total indebtedness	117,589	84,676	84,336	82,453	69,130
Redeemable common stock	3,166	3,205	—	—	—
Stockholders' equity (deficit)	169,504	89,148	56,367	18,212	(2,985)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K/A are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that Overstock.com invests in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which the Company enters into, maintains, and develops commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in Item 1A of Part I, "Risk Factors."

Overview

        We are an online "closeout" retailer offering discount brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs and video games ("BMMG"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale.

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

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah (see Item 2 of Part I, "Properties"). During the years ended December 31, 2007 and 2008, we fulfilled approximately 25% and 21%, respectively, of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles of the United States ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

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

        We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2008 (in thousands):

Year ended December 31, 2008
Change in the Estimate of Average Transit Times (Days)	Effect on Revenue	Effect on Net Income
-2	$ 7,633	$ 1,264
-1	$ 3,949	$ 652
As reported	As reported	As reported
1	$ (959)	$ (142)
2	$(1,634)	$ (259)

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

Direct revenue

        Direct revenue consists of sales of merchandise to both individual consumers and businesses that are fulfilled directly from our leased warehouses (see Item 2 of Part I, "Properties"). Direct sales occur primarily through our Website, but may also occur through other offline channels.

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

Business Restructuring

        During 2006, we began a facilities consolidation and restructuring program which continued through 2007 designed to reduce our overall expense structure in an effort to improve future operating performance. If we determine to move our corporate headquarters we expect to incur future restructuring expenses. (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

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

        In conjunction with the decision to sell OTravel, our travel subsidiary, we performed an evaluation of its goodwill, pursuant to SFAS 144, Accounting for the Impairment Long-Lived Assets, ("SFAS 144") and SFAS 142 and determined that goodwill was subject to an impairment loss of approximately $4.5 million and $3.8 million during the years ended December 31, 2006 and 2007 (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations"). These have been recorded as a component of the loss from discontinued operations. There were no impairments to goodwill recorded during the year ended December 31, 2008.

Stock-based compensation

        As of January 1, 2006, we adopted SFAS 123(R) Share Based Payment ("SFAS 123(R)"), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton ("BSM") valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

    Expected Volatility:    The fair value of stock options were valued using a volatility factor based on our historical stock prices.

    Expected Term:    For 2005 and 2006 option grants, the expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, we elected to use the "simplified method" as discussed in Staff Accounting Bulletin ("SAB") No. 107, Share Based Payment ("SAB No. 107") to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB No. 110"). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), beyond December 31, 2007. We adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Performance Share Plan

        In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the "Plan") and approved grants to executive officers and certain employees of the Company. The Plan provided for a three-year period for the measurement of the Company's attainment of the performance goal described in the form of grant.

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

Restricted Stock Units

        During the year ended December 31, 2008, 491,000 restricted stock units were granted. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee's continuing service to the Company. At December 31, 2008, there were 449,000 restricted stock units that remained outstanding.

        The cost of restricted stock units is determined using the fair value of the Company's shares of common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $12.64.

Recent Accounting Pronouncements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008; however, we did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS No. 141 (R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of SFAS No. 141 (R) or SFAS No. 160 will have a material impact our financial position and results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We have no derivative instruments. Therefore, we do not expect the adoption of SFAS No. 161 to impact our financial position and results of operations or cash flows.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of FSP No. 142-3 will have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not result in a change to our consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP

APB 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We anticipate that the adoption of FSP APB 14-1 will not have a material impact on our consolidated financial statements.

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

        G&A costs decreased 9.0% to $38.4 million for the year 2008 from $42.0 million or $3.6 million. The primary reduction in G&A expenses year over year is primarily due to a $4.1 million decrease in bonuses accrued in 2008 (including our decision to not pay senior executives and company-wide profit sharing bonuses). In addition, the performance goal described in the Performance Share Plan (the "Plan") was not attained as of the end of the year ended 2008 and $1.0 million in total compensation expense accrued under the Plan was reversed. This year over year decrease was offset in part by an increase of approximately $1.5 million related to consulting costs and professional fees. Technology/G&A costs have been falling over the last few years; we expect that trend will reverse in 2009 as we invest in development and corporate staff and projects.

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

        Commentary—Adjusted EBITDA (non-GAAP).    Adjusted EBITDA (a non-GAAP financial measure) for fiscal 2008 was $15.1 million, $25.5 million better than the $(10.5) million in 2007. For the fourth quarter of 2008, Adjusted EBITDA was $9.9 million, a $10.4 million improvement from ($415,000) in Q4 2007. In 2008, capital expenditures were $18.7 million, while depreciation expense was $22.7 million. We believe that a discussion of Adjusted EBITDA at this stage of our business is useful to investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business. See "Non-GAAP Financial Measures" below for a reconciliation of Adjusted EBITDA to net income (loss).

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

        Commentary—Cash Flows (non-GAAP).    For the year ended December 31, 2008, we generated $2.0 million in cash inflows from operations compared to cash inflows of $10.0 million during 2007. "Free Cash Flow" (a non-GAAP financial measure) for the three months ended December 31, 2007 and 2008 totaled $55.3 million and $39.4 million, respectively. For the years ended December 31, 2007 and 2008, free cash flow was $7.3 million and $(16.7) million. See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

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

        General and administrative expenses.    General and administrative ("G&A") expenses totaled $42.0 million and $38.4 million for the years ended December 31, 2007 and 2008, respectively, representing approximately 5.5% and 4.6% of total revenue, respectfully. G&A costs decreased 9.0% to $38.4 million for the year 2008 from $42.0 million or $3.6 million. The primary reduction in G&A expenses year over year is primarily due to a $4.1 million decrease in bonuses accrued in 2008

(including our decision to not pay senior executives and company-wide profit sharing bonuses). In addition, the performance goal described in the Performance Share Plan (the "Plan") was not attained as of the end of the year ended 2008 and $1.0 million in total compensation expense accrued under the Plan was reversed. This year over year decrease was offset in part by an increase of approximately $1.5 million related to consulting costs and professional fees.

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

        Other income (expense).    Other income (expense) for the year ended December 31, 2007 was net expense of $(92,000). For the year ended December 31, 2008, other income (expense) was net expense of $(1.4) million. This included a $2.8 million gain, net of amortization of debt discount of $142,000 on the retirement of $9.5 million of the 3.75% Senior Notes (see Item 15 of Part IV, "Financial

Statements"—Note 17—"Stock and Debt Repurchase Program"), a $3.9 million loss on the settlement of notes receivable (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations") and a $300,000 other-than-temporary impairment of marketable securities.

        On January 14, 2008, the Company's Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and / or its 3.75% Senior Convertible Notes due 2011 ("Senior Notes") through December 31, 2009. During the year ended 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash and recognized a gain of $2.8 million, net of amortization of debt discount of $142,000.

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

        On January 21, 2009, we entered into a Note Purchase Agreement to sell both the senior and junior promissory notes to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded as of December 31, 2008 (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations").

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

However, gross profit percentages have increased at the same time, since the remaining inventory in general turns faster and has higher profitability. Gross profit percentages have also improved from the reduction of fulfillment costs (defined as warehousing costs, credit card fees and customer service costs—see further discussion in the following section entitled "Fulfillment Costs") to 6.1% of sales in 2007 compared to 7.8% in 2006, a 170 basis point improvement.

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

        On January 21, 2009, we entered into a Note Purchase Agreement to sale both the senior and junior promissory notes to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations").

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

        Free Cash Flow.    "Free Cash Flow" (a non-GAAP measure) for the years ended December 31, 2007 and 2008, was $7.3 million and $(16.7) million. See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

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

        The primary operating use of cash and cash equivalents during the year ended December 31, 2008 was to fund our net losses of $12.7 million (which includes $27.3 million of net non-cash activity, including $3.9 million related to the loss on settlement of notes receivable (see Item 15 of Part IV, "Financial Statements"—Note 4—"Acquisition and Subsequent Discontinued Operations") and $2.8 million related to the gain from early extinguishment of debt (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program"), as well as changes in prepaid expenses, other long term assets, accounts payable, accrued liabilities, deferred revenue and other long-term liabilities of $2.1 million, $516,000, $8.2 million, $12.3 million, $3.9 million and $462,000, respectively. This was offset by the cash provided from changes in accounts receivable, inventories, net, and prepaid inventory of $4.8 million, $7.9 million and $2.2 million, respectively.

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

        Cash provided by (used in) investing activities.    Cash provided by (used in) investing activities corresponds with purchases, sales, and maturities of marketable securities, cash purchases of fixed assets, including internal-use software and website development costs. Investing activities resulted in cash outflows of $33.5 million and cash inflows of $19.6 million for the years ended December 31, 2007 and 2008, respectively. The $19.6 million provided by investing activities during fiscal 2008 resulted from the net cash outflows for expenditures of fixed assets of $18.7 million, offset by payments received from purchases, sales and maturities of marketable securities of $36.7 million and a note receivable of $1.5 million related to the sale of the Company's interest in a variable interest entity (see Item 15 of Part IV, "Financial Statements"—Note 25—"Deconsolidation of Variable Interest Entity.")

        The $33.5 million used in investing activities during fiscal 2007 resulted from the net cash outflows from purchases, sales and maturities of marketable securities of $46.0 million and expenditures of fixed assets of $2.6 million, offset by payments received from a note receivable of $5.2 million and the net proceeds from the sale of OTravel of $9.9 million.

        Cash provided by (used in) financing activities.    Financing activities resulted in cash outflows of $2.0 million and cash outflows of $22.3 million for the years ended December 31, 2007 and 2008, respectively. The net cash used in financing activities in 2008 was primarily due to payments for capital leases, paydown of long term debt, and treasury stock purchases of $3.8 million, $6.6 million, and $13.4 million, respectively (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program."), offset by $1.5 million received from the exercise of stock options. The net cash used in financing activities in 2007 was primarily due to payments for capital leases of $5.3 million offset by $3.2 million received from the exercise of stock options.

  Stock and Debt Repurchase Program

        On January 14, 2008, our Board of Directors authorized a repurchase program that allowed us to purchase up to $20.0 million of our common stock and / or our 3.75% Senior Convertible Notes due 2011 ("Senior Notes") through December 31, 2009. Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.4 million during the year ended December 31, 2008.

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

        On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to utilize up to $20.0 million to repurchase a portion of our 3.75% Senior Notes. Under this repurchase program, we have retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, we expect to recognize a gain of $1.9 million, net of the associated unamortized discount of $63,000 (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program").

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

  Contractual Obligations and Commitments

        The following table summarizes our contractual obligations as of December 31, 2008 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt arrangements	$—	$—	$67,500	$—	$—	$—	$67,500
Interest on convertible senior notes	2,530	2,530	2,319	—	—	—	7,379
Operating leases	8,060	8,652	8,989	8,868	8,325	15,036	57,930
Purchase obligations	6,506	700	508	—	—	—	7,714
Total contractual cash obligations	$17,096	$11,882	$79,316	$8,868	$8,325	$15,036	$140,523

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$2,200	$—	$—	$—	$—	$—	$2,200

Total commercial commitments	$2,200	$—	$—	$—	$—	$—	$2,200

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

        Long-Term Debt Arrangements and Interest.    In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $620,000, $417,000 and $344,000 during the years ended December 31, 2006, 2007 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

        Corporate office space.    In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. The total lease obligation over the remaining term of this lease is $30.4 million, of which approximately $4.0 million is payable in the next twelve months. $8.0 million of the total lease obligation is offset by estimated sublease payments related to restructuring, of which $1.0 million is anticipated to be received in the next twelve months (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

        Logistics and warehouse space.    We currently lease 795,000 square feet for warehouse facilities in Utah under operating leases which expire in August 2012 and August 2015.

        On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the "Natomas Lease"). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the "New Warehouse"). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, we leased a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the New Warehouse, we currently have warehouse operations in two facilities in Salt Lake City. The Natomas Lease anticipates that we may construct a corporate office facility within the New Warehouse. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

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

        Wells Fargo Retail Finance Agreement.    On January 6, 2009 we entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the "WFRF Agreement") with Wells Fargo Retail Finance, LLC ("WFRF"). The WFRF Agreement replaces our Loan and Security Agreement dated December 12, 2005 with WFRF.

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

        Wells Fargo Commercial Purchasing Card Agreement.    We have a commercial purchasing card agreement (the "Purchasing Card") with Wells Fargo Bank, National Association ("Wells Fargo"). We use the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us. At December 31, 2008, $436,000 was outstanding and $564,000 was available under the Purchasing Card.

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

        Adjusted EBITDA.    Our measure of Adjusted EBITDA (a non-GAAP financial measure) (which we reconcile to "Net income (loss)" in our statement of operations) consists of earnings before interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and discontinued operations. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of Adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net income (loss). For further details on Adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net income (loss) below (in thousands):

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

        Free Cash Flow.    Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to "Net cash provided by (used in) operating activities", is cash flow from operations reduced by "Expenditures for fixed assets, including internal-use software and website development." Although we believe that cash flow from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

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

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$46,990	$43,658	$39,270	$67,170	$51,764	$39,832	$34,176	$48,431
Fulfillment partner revenue	115,166	105,513	120,789	227,346	151,050	149,004	152,679	207,431

Total revenue	162,156	149,171	160,059	294,516	202,814	188,836	186,855	255,862

Cost of goods sold
Direct	41,469	36,456	33,268	56,815	44,803	34,871	30,633	44,194
Fulfillment partner	96,077	86,523	99,425	191,319	124,040	120,756	124,103	168,058

Total cost of goods sold	137,546	122,979	132,693	248,134	168,843	155,627	154,736	212,252

Gross profit	24,610	26,192	27,366	46,382	33,971	33,209	32,119	43,610

Operating expenses:
Sales and marketing	11,284	7,962	8,835	27,377	15,019	14,244	11,934	16,437
Technology	14,973	15,237	14,576	14,667	14,516	15,311	14,119	13,869
General and administrative	10,689	10,429	9,724	11,134	9,563	10,867	10,321	7,622
Restructuring	6,089	6,194	—	—	—	—	—	—

Total operating expenses	43,035	39,822	33,135	53,178	39,098	40,422	36,374	37,928

Operating income/(loss)	(18,425)	(13,630)	(5,769)	(6,796)	(5,127)	(7,213)	(4,255)	5,682
Interest income, net	990	1,078	1,291	1,429	1,304	740	664	455
Interest expense	(1,029)	(1,027)	(1,029)	(1,103)	(901)	(888)	(847)	(826)
Other income (expense), net	—	—	(92)	—	—	2	2,849	(4,297)

Income /(loss) from continuing operations	(18,464)	(13,579)	(5,599)	(6,470)	(4,724)	(7,359)	(1,589)	1,014
Discontinued operations:
Loss from discontinued operations	(3,624)	(300)	—	—	—	—	—	—

Net income/(loss) attributable to common shares	$(22,088)	$(13,879)	$(5,599)	$(6,470)	$(4,724)	$(7,359)	$(1,589)	$1,014

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Net income/(loss) per common share—basic
Income /(loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income /(loss) per share—basic	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0. 07)	$0.04
Weighted average common shares outstanding—basic	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,745
Net income /(loss) per common share—diluted
Income /(loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income /(loss) per share—diluted	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0. 07)	$0.04
Weighted average common shares outstanding—diluted	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,827

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
Additional Operating Data(1):
Gross bookings (in thousands)(2)	$174,740	$164,646	$176,410	$336,340	$219,754	$206,151	$204,656	$285,648
Number of orders(3)	1,481,000	1,288,000	1,457,000	2,973,000	1,773,000	1,574,000	1,570,000	2,509,000
Number of new B2C customers(4)	473,000	394,000	486,000	1,104,000	596,000	516,000	547,000	930,000
Average customer acquisition cost(5)	$24.58	$20.20	$18.17	$24.98	$25.21	$27.61	$21.82	$17.67

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

(3)
Number of orders represents the number of individual orders for merchandise through our Website excluding Business to Business ("B2B") orders.

(4)
Number of new Business to Consumers ("B2C") customers represents the number of valid new customer accounts. To establish a valid customer account, a person must provide us with the following information and purchase merchandise on our B2C Website: a unique e-mail address; a unique password; and a verified credit card account number.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including the CEO (principal executive officer) and Senior Vice

President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

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

        Under the supervision and with the participation of our CEO (principal executive officer) and Senior Vice President, Finance (principal financial officer), we have assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making an assessment of the effectiveness of internal control over financial reporting, we used the criteria set forth in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO"). Our management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, included herein.

Remediation Steps to Address Material Weakness

        As previously disclosure in our form 10-Q for the quarter ended September 30, 2008, the Company determined that there were errors in its accounting for customer refunds and credits and the accounting for gift cards issued to customers. As a result of these errors, the Company determined that previously issued financial information was no longer reliable and amended its Annual Report on Form 10-K for the year ended December 31, 2007 to restate (1) its consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005; (2) its selected financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and (3) its quarterly results of operations for all quarters in the years ended December 31, 2007 and 2006 on November 11, 2008. Management concluded that controls were not designed or operating effectively to ensure all refunds and credits issued to customers and gift cards issued to customers were completely and accurately recorded in the consolidated financial statements. These control failures impacted accounts receivable and deferred revenue in the consolidated balance sheet as well as revenue and returns expense (a component of revenue), in the consolidated statements operations. Management concluded that these deficiencies in the Company's internal control over financial reporting constituted a material weakness.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

        Management of the Company implemented several processes to remediate the material weakness in the Company's internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures including:

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

Changes in Internal Control over Financial Reporting

        As described above, there have been changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Except as set forth herein, the information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to the Company's definitive proxy statement for the 2009 annual meeting of stockholders.

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

Exhibit Number	Description of Document
10.8	Lease Agreement dated November 27, 2001 between Overstock.com and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
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

Exhibit Number	Description of Document
10.20	Lease Amendment #5 by and between Overstock.com, Inc. and Marvin L. Oates Trust, dated October 11, 2002.(incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1 (File No. 333-102763), which became effective on February 12, 2003).
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

Exhibit Number	Description of Document
10.33	Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005).
10.34	Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on November 18, 2004)
10.35
Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on May 14, 2004
10.36	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
*10.37(c)	Summary of unwritten Compensation arrangements with Directors
10.38(c)	Summary of unwritten Compensation arrangements with Named Executive Officers
10.39	2005 Equity Incentive Plan (incorporated by reference to Appendix A to Overstock.com, Inc.'s definitive proxy statement filed with the SEC on March 28, 2008.
10.40	Fifth Amendment dated June 21, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on June 27, 2005)
10.41	First Modification dated June 21, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on June 27, 2005)
10.43	Sixth Amendment dated October 18, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on October 21, 2005)
10.44	Second Modification dated October 18, 2005 to Promissory Note payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on October 21, 2005)
10.45	Seventh Amendment dated December 31, 2005 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 6, 2006)
10.46	Revolving Line of Credit Note dated January 1, 2006 payable to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 1, 2006)
10.47	Amended and Restated Loan and Security Agreement dated as of January 6, 2009 with Wells Fargo Retail Finance, LLC (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 7, 2009)
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

Exhibit Number	Description of Document
10.51	Amendment dated January 1, 2008 to Credit Agreement with Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 3, 2008)
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
21	Subsidiaries of the Registrant
*23.1	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (see signature page to original filing)
*31.1	Exhibit 31 Certification of Chief Executive Officer
*31.2	Exhibit 31 Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Management contract or compensatory plan or arrangement.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2009.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer), Chairman of the Board	March 5, 2009
/s/ STEPHEN J. CHESNUT Stephen J. Chesnut	Senior Vice President, Finance (Principal Financial Officer and Principal Accounting Officer)	March 5, 2009
/s/ ALLISON H. ABRAHAM* Allison H. Abraham	Director	March 5, 2009
/s/ BARCLAY F. CORBUS* Barclay F. Corbus	Director	March 5, 2009
/s/ JOSEPH J. TABACCO, JR.* Joseph J. Tabacco, Jr.	Director	March 5, 2009
/s/ JAMES V. JOYCE James V. Joyce	Director	March 5, 2009

*By	/s/ STEPHEN J. CHESNUT Stephen J. Chesnut, pursuant to a power of attorney

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 23, 2009

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$101,394	$100,577
Marketable securities	46,000	8,989

Cash, cash equivalents and marketable securities	147,394	109,566
Accounts receivable, net	11,208	6,985
Notes receivable (Note 25 and Note 4)	1,506	1,250
Inventories, net	25,643	17,723
Prepaid inventory, net	3,572	761
Prepaid expense	7,572	9,694

Total current assets	196,895	145,979
Fixed assets, net	27,197	23,144
Goodwill	2,784	2,784
Other long-term assets, net	86	538
Notes receivable (Note 4)	4,181	—

Total assets	$231,143	$172,445

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$70,358	$62,120
Accrued liabilities	37,155	25,154
Deferred revenue	22,965	19,026
Capital lease obligations	3,796	—

Total current liabilities	134,274	106,300
Other long-term liabilities	3,034	2,572
Convertible senior notes	75,623	66,558

Total liabilities	212,931	175,430

Commitments and contingencies (Notes 13 and 14)
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2007 and 2008	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,423 and 25,536 shares issued as of December 31, 2007 and 2008, respectively, and 23,818 and 22,743 shares outstanding as of December 31, 2007 and 2008, respectively	2	2
Additional paid-in capital	333,909	338,620
Accumulated deficit	(252,327)	(264,985)
Treasury stock, 1,605 and 2,793 shares at cost as of December 31, 2007 and 2008, respectively	(63,278)	(76,670)
Accumulated other comprehensive income (loss)	(94)	48

Total stockholders' equity (deficit)	18,212	(2,985)

Total liabilities and stockholders' equity (deficit)	$231,143	$172,445

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

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

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

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year ended December 31,
	2006	2007	2008
Proceeds from the sale of discontinued operations, net of cash transferred	—	9,892	—
Collection of note receivable	—	5,196	1,506
Proceeds from the sale of fixed assets	1	—	—
Other investments	(100)	—	—
Decrease in cash resulting from de-consolidation of variable interest entity	(102)	—	—

Net cash provided by (used in) investing activities of continuing operations	33,367	(33,514)	19,550

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(2,957)	(5,261)	(3,796)
Drawdowns on line of credit	86,681	2,423	12,963
Paydowns on line of credit	(86,681)	(2,423)	(12,963)
Payments to retire convertible senior notes	—	—	(6,550)
Issuance of common stock in offerings, net of issuance costs	64,406	—	—
Purchase of treasury stock	—	—	(13,452)
Exercise of stock options	2,534	3,230	1,471

Net cash provided by (used in) financing activities of continuing operations	63,983	(2,031)	(22,327)

Effect of exchange rate changes on cash	34	(3)	—
Cash used in operating activities of discontinued operations	1,581	(204)	—
Cash used in investing activities of discontinued operations	(566)	(53)	—

Net increase (decrease) in cash and cash equivalents	72,106	(25,828)	(817)
Less change in cash and cash equivalents from discontinued operations	(1,016)	257	—
Cash and cash equivalents, beginning of year	55,875	126,965	101,394

Cash and cash equivalents from continuing operations, end of year	$126,965	$101,394	$100,577

Supplemental disclosures of cash flow information:
Interest paid	$3,677	$3,882	$3,390
Equipment and software acquired under capital leases	2,273	—	—
Asset retirement obligation	450	—	—
Deemed dividend on redeemable common stock	99	—	—
Lapse of rescission rights on redeemable common stock	3,304	—	—
Promissory notes received for sale of discontinued operations	—	6,000	—
Promissory note received in exchange for deconsolidation of variable interest entity	6,702	—	—
Prior year discretionary 401(k) contribution settled in treasury stock	409	408	—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. The Company also sells books, magazines, CDs, DVDs and video games ("BMMG"). As part of its Website, the Company also offers an online auction service, which acts as an online marketplace for the buying and selling of goods and services, as well as an online site for listing cars and homes for sale.

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

        The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see "Note 23—Business Segments").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company's OTravel subsidiary through April 25, 2007 (see "Note 4—Acquisition and Subsequent Discontinued Operations"). The consolidated financial statements also include the accounts of a variable interest entity for which the Company was the primary beneficiary through November 30, 2006. All significant intercompany account balances and transactions have been eliminated in consolidation.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketable Securities

        Marketable securities consist of funds deposited into capital management accounts at one financial institution. The Company generally invests excess cash in "A" rated or higher short- to intermediate-term fixed income securities and money market mutual funds, including municipal, government and corporate bonds which are classified as cash or cash equivalents, or available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the Consolidated Statements of Operations. Unrealized gains and losses are excluded from earnings and reported as a component of other comprehensive income (loss), net of related estimated tax provisions or benefits.

        The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of its investments. At December 31, 2007 and 2008, gross unrealized gains on marketable securities were $41,000 and $48,000, respectively, and were determined to be temporary based on the Company's assessment of the qualitative and quantitative factors discussed above. The Company recorded an "other than temporary" impairment of marketable securities of $300,000 and realized losses of $34,000 during the year ended December 31, 2008.

Fair value of financial instruments

        The Company's financial instruments, including cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, ("FSP"), FAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS No. 157-2"), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on its consolidated financial position, results of operations or cash flows.

        On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

  •
  Level 1—Quoted prices for identical instruments in active markets;

  •
  Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

  •
  Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

        This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value. The fair value of these financial assets was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents—Money market mutual funds	$100,577	$100,577	$—	$—
Available-for-sale securities	8,989	8,989	—	—

Total assets	$109,566	$109,566	$—	$—

        The estimated fair value of the Company's 3.75% Convertible Senior Notes at December 31, 2007 and 2008 was $60.0 million and $38.1 million, respectively. The fair value of the convertible senior notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrow costs, equity volatility, interest rates and interest spread.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with original maturities of 90 days or less. At December 31, 2007 and 2008, two banks held the Company's cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Depreciation expense is classified within the corresponding operating expense categories on our consolidated statements of operations, and certain assets are amortized as "Cost of goods sold." Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

Internal-Use Software and Website Development

        The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company's business. As required by Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of two to three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

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

Treasury Stock

        The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity (deficit).

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. The Company evaluated its goodwill during 2008 and determined that no impairment charge should be recorded.

        In conjunction with the discontinuance of the Company's travel subsidiary ("OTravel"), the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 and SFAS No. 144, Accounting for the Impairment of Long-Lived Assets ("SFAS No. 144"), and determined that goodwill of approximately $4.5 million and $3.8 million was impaired in 2006 and 2007, respectively (see "Note 4—Acquisition and Subsequent Discontinued Operations").

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

Direct revenue

        Direct revenue consists of merchandise sold through the Company's Website to individual consumers and businesses that is fulfilled from its leased warehouses.

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

Reserve for obsolete and damaged inventory

        The Company writes down its inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2007, the Company's inventory balance was $25.6 million (including $3.1 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.8 million. At December 31, 2008, the Company's inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million.

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

	Years ended December 31,
	2006		2007		2008
	(in thousands)
Total revenue	$780,137	100%	$765,902	100%	$834,367	100%

Cost of goods sold
Product costs and other cost of goods sold	629,477	81%	594,276	78%	644,212	77%
Fulfillment costs	60,856	7%	47,076	6%	47,246	6%

Total cost of goods sold	690,333	88%	641,352	84%	691,458	83%

Gross profit	$89,804	12%	$124,550	16%	$142,909	17%

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

Stock-based Compensation

        As of January 1, 2006, the Company adopted SFAS No. 123(R) Share-based Payment ("SFAS No. 123(R)"), which requires the Company to measure compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see "Note 18—Stock Based Awards").

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

        SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be evaluated for future realization and be reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, and other relevant factors. At December 31, 2007 and 2008, the Company has established a full valuation allowance against its deferred tax assets. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company's assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Foreign currency translation

        For the Company's subsidiary located in Mexico, the subsidiary's local currency was considered its functional currency. As a result, all of the subsidiary's assets and liabilities were translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses were translated at weighted average exchange rates, and stockholders' equity was recorded at historical exchange rates. The resulting foreign currency translation adjustments were recorded as a separate component of stockholders' equity (deficit) in the consolidated balance sheets as part of accumulated other comprehensive income (loss). Transaction gains and losses were included in other income (expense) in the consolidated financial statements and were not significant for any period presented. The Company's subsidiary was located in Mexico and ceased operations on October 24, 2008.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The shares issuable related to stock options, restricted stock units, convertible senior notes outstanding and the Performance Share Plan were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The number of shares issuable related to stock options outstanding was 1.0 million shares, 1.2 million shares and 974,000 shares for 2006, 2007 and 2008, respectively. As of December 31, 2008, the Company had $67.5 million of convertible senior notes outstanding (see "Note 13—"Borrowings"—"3.75% Convertible Senior Notes"), which could potentially convert into 885,000 shares of common stock in the aggregate.

Recent accounting pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). Under SFAS No. 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008; however, it did not elect to apply the fair value option to any financial instruments or other items upon adoption of SFAS No. 159 during the year ended December 31, 2008. Therefore, the adoption of SFAS No. 159 did not impact the Company's consolidated financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS No. 141 (R)"), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 141 (R) or SFAS No. 160 to impact its financial position and results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities, in particular: 1) how and why derivative instruments are utilized; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company has no derivative instruments. Therefore, the Company does not expect the adoption of SFAS No. 161 to have a material impact its financial position and results of operations or cash flows.

        In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). The current GAAP hierarchy was established by the American Institute of Certified Public Accountants, and faced criticism because it was directed to auditors rather than entities. The issuance of this statement corrects this and makes some other hierarchy changes. This statement is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not result in a change to the Company's consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP ABP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company anticipates that the adoption of FSP APB 14-1 will not have a material impact on its consolidated financial statements.

3. RESTRUCTURING EXPENSE

        During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

        During fiscal year 2006, the Company recorded $5.7 million of restructuring charges, of which $4.6 million related to costs to terminate a co-location data center lease. Other costs included in the restructuring charge related to $638,000 of accelerated depreciation of leasehold improvements in the Company's current office facilities that the Company is subleasing, and $450,000 of costs to return these office facilities to their original condition as required by the lease agreement.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING EXPENSE (Continued)

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

        The Company also determined that the OTravel subsidiary met the definition of a "component of an entity" and has been accounted for as a discontinued operation under SFAS No. 144. The results of operations for this subsidiary have been classified as discontinued operations until its sale on April 25, 2007. In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to SFAS No. 142 and SFAS No. 144 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase this business. During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms. Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

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

        The following table is a summary of the Company's discontinued operations for the years ended December 31 2006, and the period ended April 25, 2007 (in thousands):

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

        As of December 31, 2008, the Company's marketable securities consisted of U.S. agency securities and top tier commercial paper. All marketable securities are classified as available-for-sale securities.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. MARKETABLE SECURITIES (Continued)

        The following table summarizes the Company's marketable security investments as of December 31, 2007 (in thousands):

	Cost	Net Unrealized Gains (Losses)	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$29,793	$23	$29,816
Commercial Paper	12,671	6	12,677
Asset-Backed Securities	3,495	12	3,507

Total available-for-sale investments	$45,959	$41	$46,000

        The following table summarizes the Company's marketable security investments as of December 31, 2008 (in thousands):

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. MARKETABLE SECURITIES (Continued)

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

        The Company had pledged its Foreign Notes as collateral for a $30.0 million revolving line of credit. Subsequent to the sale of the Foreign Notes, the borrowings under the Amended Credit Agreement (see "Note 13—Borrowings") are now collateralized by cash balances held at Wells Fargo Bank, National Association.

6. OTHER COMPREHENSIVE LOSS

        The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company's comprehensive loss is as follows (in thousands):

	Years ended December 31,
	2006	2007	2008
Net loss	$(106,762)	$(48,036)	$(12,658)
Net unrealized gain (loss) on marketable securities	(1,128)	41	48
Foreign currency translation adjustment	34	(3)	94

Comprehensive loss	$(107,856)	$(47,998)	$(12,516)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

9. FIXED ASSETS (Continued)

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

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

Wells Fargo Retail Finance Agreement

        On January 6, 2009, Overstock.com, Inc. (the "Company") entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the "Agreement") with Wells Fargo Retail Finance, LLC ("WFRF"). The Agreement replaces the Company's Loan and Security Agreement dated December 12, 2005 with WFRF, which had previously been amended and had terminated in accordance with its terms.

        The Amended WFRF Agreement ("WFRF Agreement") provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $35.0 million.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

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

        At December 31, 2008, no amounts were outstanding under the Agreement or under the Company's prior loan agreement with WFRF.

Wells Fargo Commercial Purchasing Card Agreement

        The Company has a commercial purchasing card agreement (the "Purchasing Card") with Wells Fargo Bank, National Association ("Wells Fargo"). The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to the Company. At December 31, 2008, $436,000 was outstanding and $564,000 was available under the Purchasing Card.

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

3.75% Convertible Senior Notes

        In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Proceeds to the Company were $116.2 million, net of $3.8 million

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

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

        On February 17, 2009 the Board of Directors of Overstock.com, Inc. approved a debt repurchase program that authorizes the Company to utilize up to $20.0 million to repurchase a portion of its 3.75% Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash. As a result of the Senior Notes retirements, the Company expects to recognize a future gain of $1.9 million, net of the associated unamortized discount of $63,000 for this transaction (see Note 17—"Stock and Debt Repurchase Program").

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In December 2005, the Company entered into a warehouse facilities service and lease agreement (the "License Agreement") to license approximately 400,000 square feet of warehouse space in Indiana and purchase fulfillment services. The License Agreement was subsequently amended, reducing the amount of lease space to approximately 300,000 square feet and extending the term to 2011.

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

        On April, 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (the "Natomas Lease"). The Natomas Lease is for a 686,865 square foot warehouse facility located in Salt Lake City, Utah (the "New warehouse"). The Natomas Lease provides that the Company will lease the new warehouse in stages: on October 15, 2008, the Company leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, the Company leased a total of 435,400 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. Including the space now leased in the new warehouse, the Company currently has warehouse operations in two facilities in

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Salt Lake City, Utah. The Company constructed a 40,000 square foot customer service facility in the new warehouse and commenced use of the facility on November 3, 2008.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

equitable remedies relating to the operation of its business and the sale of products on the Company's website. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements.

        On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California's unfair business practices act. On March 7, 2006, the court denied the defendants demurrers to and motions to strike the amended complaint. The defendants each filed a motion to appeal the court's decision, the Company responded and the California Attorney General submitted an amicus brief supporting the Company's view; the court has ruled that this appeal stays discovery in the case. On May 30, 2007 the California Court of Appeals upheld the lower court's ruling in the Company's favor. Defendants filed motions for rehearing, which the Court of Appeals summarily denied on June 27, 2007. Defendants filed Petitions for Review before the California Supreme Court which the California Supreme court denied on September 19, 2007. On October 1, 2007, the Court of Appeals remitted the case back to the Superior Court. On December 4, 2007, Matthew Kliber, a former principal of Gradient Analytics, filed a motion for judgment on the pleading which the court denied on February 8, 2008. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals and those defendants have been dismissed from the case. On October 22, 2008, the Company amended the complaint to name as additional Defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha because of their former or existing status as general partners of Copper River Partners, L.P. On December 15, 2008 all the newly named Defendants filed an Anti-SLAPP motion to strike the amended complaint; a demurrer to the second, fourth and fifth causes of action; and a motion to quash the summons for Defendants Longinotti, Renna and Warzecha for lack of jurisdiction. These motions are now pending . The Rocker parties moved to postpone the trial date and the court granted the motion. Trial is now set for February 11, 2010. The Company intends to continue to pursue this action vigorously against all of the Rocker entities and their principals.

        On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California's state securities laws, violations of California's unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River's cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham. In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity. In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River's claims that Overstock and Byrne engaged in unfair business practices. In other portions of the court's rulings, the court declined to dismiss Copper River's securities fraud claims and its request for an injunction for unfair business practices against the

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, Copper River dismissed its complaints against Mr. Fisher. The parties are in the discovery phase of the case. The Company intends to defend the Copper River cross-complaint vigorously.

        On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company's stock as well as dramatic declines in the share price of the Company's stock. The suit asserts that a persistent large number of "fails to deliver" creates significant downward pressure on the price of a company's stock and that the amount of "fails to deliver" has exceeded the Company's entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California's Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company's complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants' demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants' motion to strike the Company's claims under California's Securities Anti-Fraud statute and defendants' motion to strike the Company's common law punitive damages claims, but granted in part the defendants' motion to strike Overstock's claims under California's Unfair Business Practices Act, while allowing the Company's claims for injunctive relief under California's Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The bankruptcy may adversely affect our ability to collect a judgment against Lehman. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or our ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc,., Goldman Sachs &Co.; Goldman Sachs Execution & Clearing L.P., Citi Group, Inc, Citi Group Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding allegations of collective action among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc,., Goldman Sachs &Co.; Goldman Sachs Execution & Clearing L.P., Citi Group, Inc, Citi Group Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action of the Second Amended Complaint for conversion and trespass to chattels. These motions are now pending. Discovery in this case continues. No trial date has been set. The Company intends to vigorously prosecute this action.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require internet sellers to collect and remit New York sales taxes on their New York sales, even if the seller has no New York tax "nexus" other than with New York based independent contractors who are internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York's motion to dismiss and denied the Company's motion for summary judgment. On February 12, 2009, the Company filed notice to appeal the ruling.

        On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California's Consumer legal Remedies Act and Computer Crime Law. The compliant relates to the Company's use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. Plaintiffs and Defendants, including the Company, have stipulated to an extension in the time for answering the complaint, while the parties engage in a mediation of the dispute. The Company has not responded to the Complaint. The Company has notified Facebook, Inc. of its indemnification obligations under the contract by which the Company obtained and deployed Facebook Beacon. The Company intends to vigorously defend this action and pursue with Facebook its indemnification rights under the Facebook Beacon agreement.

        On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio's Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company asks in its complaint for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants have not answered the complaint, but have moved to dismiss the case. These motions to dismiss are now pending. The suit is in its early stages.

        On December 22, 2008, the Company, along with other thirty-seven other defendants was sued in a patent infringement law suit filed by Guardian Media Technologies, LTD in the United States District

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2008.

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

        At December 31, 2005, there were 446,000 shares of common stock and no warrants subject to rescission rights outstanding. The Company had classified $3.2 million at December 31, 2005 related to the rescission rights outside of shareholders' equity, because the redemption features were deemed not within the control of the Company. Interest attributable to these securities was recorded as a deemed

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

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

17. STOCK AND DEBT REPURCHASE PROGRAM

        On January 14, 2008, the Company's Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and or its 3.75% Senior Convertible Notes due 2011 ("Senior Notes") through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.2 million shares of its common stock in open market purchases for $13.4 million as of December 31, 2008.

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

18. STOCK BASED AWARDS

Adoption of SFAS 123(R)

        As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton ("BSM") valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS 123(R).

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK BASED AWARDS (Continued)

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK BASED AWARDS (Continued)

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

        Expected Term:    For 2006 option grants, the Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, the Company elected to use the "simplified method" as discussed in SAB No. 107 to develop the estimate of the expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB No. 110"). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), beyond December 31, 2007. The Company adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for its valuation of stock-based compensation.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK BASED AWARDS (Continued)

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

	2006		2007		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,299	$18.09	1,011	$18.97	1,161	$20.48
Granted at fair value	183	22.47	762	18.14	11	14.14
Exercised	(276)	9.19	(354)	8.81	(112)	12.96
Canceled/forfeited	(195)	30.17	(258)	23.65	(86)	20.45

Outstanding—end of year	1,011	18.97	1,161	20.48	974	21.27

Options exercisable at year-end	679	$15.74	408	$22.36	609	$23.18

        The following table summarizes information about stock options as of December 31, 2008 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$ 8.50 - $16.99	17	$13.28	7.04	$51	4	$14.92	4.73	$45
$17.00 - $17.99	577	17.11	8.05	—	276	17.11	8.04	—
$18.00 - $29.99	221	19.97	1.68	—	181	19.63	0.97	—
$30.00 - $58.30	159	39.04	2.87	—	147	39.18	2.72	—

.	974	21.27	5.74	51	609	23.18	4.63	45

        Total unrecognized compensation costs related to nonvested awards was approximately $6.2 million, $7.3 million and $4.2 million as of December 31, 2006, 2007 and 2008, respectively. These nonvested awards are expected to be exercised over the weighted average period of 7.6 years.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's average stock price of $16.02 during the year ended December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2008.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK BASED AWARDS (Continued)

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

Performance Share Plan

        In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the "Plan") and approved grants to executive officers and certain employees of the Company. The Plan provides for a three-year period for the measurement of the Company's attainment of the performance goal described in the form of a grant.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK BASED AWARDS (Continued)

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

19. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Beginning in 2006 through January 2008, the Company's matching contribution comprised common stock issued from treasury to employees. For the remainder of 2008, the Company's matching contribution consisted cash matching payment. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's matching contribution totaled $389,000, $494,000 and $570,000 during 2006, 2007 and 2008, respectively. In addition, the Company made discretionary contributions of $409,000, $408,000, $0 during 2006, 2007 and 2008 to eligible participants as of the end of each respective calendar year. The contributions in 2006 and 2007 were settled with Company stock in the following year.

20. OTHER INCOME (EXPENSE), NET

        Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2006	2007	2008
Gain from early retirement of 3.75% convertible senior notes	$—	$—	$2,849
Loss on settlement of notes receivable	—	—	(3,929)
Other	81	(92)	(366)

Other income (expense), net	$81	$(92)	$(1,446)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

21. INCOME TAXES

        The components of the Company's deferred tax assets and liabilities as of December 31, 2007 and 2008 are as follows (in thousands):

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

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

23. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in "Note 2—Summary of Significant Accounting Policies." There were no inter-segment sales or transfers during 2006, 2007 or 2008. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. BUSINESS SEGMENTS (Continued)

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

        During the years 2006 through 2008, over 99% of sales were made to customers in the United States of America. At December 31, 2007 and 2008, all of the Company's fixed assets were located in the United States of America.

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

	Three Months Ended
	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Direct revenue	$46,990	$43,658	$39,270	$67,170	$51,764	$39,832	$34,176	$48,431
Fulfillment partner revenue	115,166	105,513	120,789	227,346	151,050	149,004	152,679	207,431

Total revenue	162,156	149,171	160,059	294,516	202,814	188,836	186,855	255,862

Cost of goods sold
Direct	41,469	36,456	33,268	56,815	44,803	34,871	30,633	44,194
Fulfillment partner	96,077	86,523	99,425	191,319	124,040	120,756	124,103	168,058

Total cost of goods sold	137,546	122,979	132,693	248,134	168,843	155,627	154,736	212,252

Gross profit	24,610	26,192	27,366	46,382	33,971	33,209	32,119	43,610

Operating expenses:
Sales and marketing	11,284	7,962	8,835	27,377	15,019	14,244	11,934	16,437
Technology	14,973	15,237	14,576	14,667	14,516	15,311	14,119	13,869
General and administrative	10,689	10,429	9,724	11,134	9,563	10,867	10,321	7,622
Restructuring	6,089	6,194	—	—	—	—	—	—

Total operating expenses	43,035	39,822	33,135	53,178	39,098	40,422	36,374	37,928

Operating income (loss)	(18,425)	(13,630)	(5,769)	(6,796)	(5,127)	(7,213)	(4,255)	5,682
Interest income, net	990	1,078	1,291	1,429	1,304	740	664	455
Interest expense	(1,029)	(1,027)	(1,029)	(1,103)	(901)	(888)	(847)	(826)
Other income (expense), net	—	—	(92)	—	—	2	2,849	(4,297)

Income (loss)Loss from continuing operations	(18,464)	(13,579)	(5,599)	(6,470)	(4,724)	(7,359)	(1,589)	1,014
Discontinued operations:
Loss from discontinued operations	(3,624)	(300)	—	—	—	—	—	—

Net income (loss)	$(22,088)	$(13,879)	$(5,599)	$(6,470)	$(4,724)	$(7,359)	$(1,589)	$1,014

Net income (loss) per common share—basic
Income (loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Loss from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income (loss) per share—basic	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Weighted average common shares outstanding—basic	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,745
Net income (loss) per common share—diluted
Income (loss) from continuing operations	$(0.78)	$(0.57)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Income (loss) from discontinued operations	$(0.16)	$(0.01)	$—	$—	$—	$—	$—	$—
Net income (loss) per share—diluted	$(0.94)	$(0.58)	$(0.23)	$(0.27)	$(0.20)	$(0.32)	$(0.07)	$0.04
Weighted average common shares outstanding—diluted	23,594	23,689	23,726	23,807	23,345	22,750	22,768	22,827

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2006
Deferred tax valuation allowance	$36,698	$39,846	$113	$76,431
Allowance for sales returns	5,962	61,401	62,806	4,557
Reserve for inventory obsolescence	5,241	4,471	3,127	6,585
Allowance for doubtful accounts	1,811	2,395	2,071	2,135
Year ended December 31, 2007
Deferred tax valuation allowance	$76,431	$11,526	$2,041	$85,916
Allowance for sales returns	4,557	55,553	53,169	6,941
Reserve for inventory obsolescence	6,585	283	5,106	1,762
Allowance for doubtful accounts	2,135	1,197	855	2,477
Year ended December 31, 2008
Deferred tax valuation allowance	$85,916	$1,078	$—	$86,994
Allowance for sales returns	6,941	2,278	4,121	5,098
Reserve for inventory obsolescence	1,762	2,370	1,994	2,138
Allowance for doubtful accounts	2,477	550	1,433	1,594