Form 10-Q
period 2009-03-31
OVERSTOCK.COM, INC
filed 2009-05-01
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

There were 22,814,053 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 29, 2009.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	March 31,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,577	$78,607
Marketable securities	8,989	—
Cash, cash equivalents and marketable securities	109,566	78,607
Accounts receivable, net	6,985	9,693
Notes receivable (Note 4)	1,250	—
Inventories, net	17,723	11,695
Prepaid inventories, net	761	1,401
Prepaid expenses	9,694	8,733
Total current assets	145,979	110,129
Fixed assets, net	23,144	20,513
Goodwill	2,784	2,784
Other long-term assets, net	538	2,920
Total assets	$172,445	$136,346
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$62,120	$31,476
Accrued liabilities	25,154	27,234
Deferred revenue	19,026	17,683
Total current liabilities	106,300	76,393
Other long-term liabilities	2,572	2,823
Convertible senior notes, net	66,558	61,730
Total liabilities	175,430	140,946
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and March 31, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,536 and 25,641 shares issued as of December 31, 2008 and March 31, 2009, respectively, and 22,743 and 22,813 shares outstanding as of December 31, 2008 and March 31, 2009, respectively	2	2
Additional paid-in capital	338,620	339,479
Accumulated deficit	(264,985)	(267,084)
Treasury stock, 2,793 and 2,828 shares at cost as of December 31, 2008 and March 31, 2009, respectively	(76,670)	(76,997)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,985)	(4,600)
Total liabilities and stockholders’ deficit	$172,445	$136,346

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2008	2009

Revenue, net
Direct	$51,764	$35,059
Fulfillment partner	151,050	152,308

Total net revenue	202,814	187,367

Cost of goods sold
Direct(1)	44,803	30,478
Fulfillment partner	124,040	119,198

Total cost of goods sold	168,843	149,676

Gross profit	33,971	37,691

Operating expenses:
Sales and marketing(1)	15,019	13,540
Technology(1)	14,516	13,789
General and administrative(1)	9,563	13,454

Total operating expenses	39,098	40,783

Operating loss	(5,127)	(3,092)

Interest income	1,304	123
Interest expense	(901)	(866)
Other income (expense), net	—	1,736

Net loss	$(4,724)	$(2,099)

Net loss per common share—basic and diluted	$(0.20)	$(0.09)

Weighted average common shares outstanding—basic and diluted	23,345	22,803

(1) Includes stock-based compensation as follows (Note 11):
Cost of goods sold — direct	$49	$33
Sales and marketing	84	95
Technology	214	172
General and administrative	973	559

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Loss (unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2008	25,536	$2	$338,620	$(264,985)	(2,793)	$(76,670)	$48	$(2,985)
Stock-based compensation to employees and directors	—	—	849	—	—	—	—	849
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	105	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(35)	(327)	—	(327)
Comprehensive loss :			—
Net loss	—	—	—	(2,099)	—	—	—	(2,099)
Reclassification adjustment for realized loss included in net loss	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss	—	—	—	—	—	—	—	(2,147)
Balance at March 31, 2009	25,641	$2	$339,479	$(267,084)	(2,828)	$(76,997)	$—	$(4,600)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2008	2009	2008	2009

Cash flows from operating activities of continuing operations:
Net loss	$(4,724)	$(2,099)	$(30,672)	$(10,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities of continuing operations:
Loss from discontinued operations	—	—	300	—
Depreciation and amortization, including internal-use software and website development	6,497	4,185	28,221	20,355
Realized loss on marketable securities	—	39	—	373
Loss on settlement of notes receivable (Note 4)	—	—	—	3,929
Loss on disposition of fixed assets	—	184	1	324
Stock-based compensation to employees and directors	1,184	849	4,633	3,687
Stock-based compensation to consultants for services	(14)	10	170	283
Stock-based compensation relating to performance share plan	150	—	(400)	(1,150)
Issuance of common stock from treasury for 401(k) matching contribution	19	—	(89)	—
Amortization of debt discount	87	74	345	321
Gain from early extinguishment of debt	—	(1,926)	—	(4,775)
Asset impairment and depreciation (other non-cash restructuring charges)	—	—	2,169	—
Restructuring charges	—	—	4,025	—
Notes receivable accretion	(136)	—	(408)	(409)
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable, net	1,931	(2,708)	(1,331)	130
Inventories, net	7,673	6,028	108	6,275
Prepaid inventories, net	1,004	(640)	33	533
Prepaid expenses	(2,546)	(707)	(683)	(283)
Other long-term assets, net	—	(716)	381	(1,232)
Accounts payable	(37,519)	(30,644)	9,418	(1,363)
Accrued liabilities	(12,669)	2,080	4,712	2,468
Deferred revenue	(1,775)	(1,343)	6,639	(3,507)
Other long-term liabilities	(206)	251	(399)	(5)

Net cash provided by (used in) operating activities of continuing operations	(41,044)	(27,083)	27,173	15,921

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited) (Continued)

(in thousands)

Cash flows from investing activities of continuing operations:
Purchases of marketable securities	(6,539)	—	(81,756)	(29,009)
Maturities of marketable securities	22,911	—	52,169	41,631
Sale of marketable securities prior to maturity	—	8,902	—	16,642
Expenditures for fixed assets, including internal-use software and website development	(1,313)	(1,736)	(3,479)	(19,113)
Proceeds from the sale of discontinued operations, net of cash transferred	—	—	9,892	—
Collection of notes receivable	502	1,250	1,757	2,254

Net cash provided by (used in) investing activities of continuing operations	15,561	8,416	(21,417)	12,405

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(3,794)	—	(3,808)	(2)
Drawdowns on line of credit	5,268	1,612	6,522	9,307
Payments on line of credit	(5,268)	(1,612)	(6,522)	(9,307)
Payments to retire convertible senior notes	—	(2,976)	—	(9,526)
Purchase of treasury stock	(12,000)	(327)	(12,000)	(1,779)
Exercise of stock options	—	—	2,077	1,471

Net cash used in financing activities of continuing operations	(15,794)	(3,303)	(13,731)	(9,836)

Effect of exchange rate changes on cash	(23)	—	(11)	23

Cash used in operating activities of discontinued operations	—	—	(614)	—
Net increase (decrease) in cash and cash equivalents	(41,300)	(21,970)	(8,600)	18,513
Less change in cash and cash equivalents from discontinued operations	—	—	614	—
Cash and cash equivalents, beginning of period	101,394	100,577	68,080	60,094

Cash and cash equivalents from continuing operations, end of period	$60,094	$78,607	$60,094	$78,607

Supplemental disclosures of cash flow information:
Interest paid	$639	$169	$3,870	$4,010
Promissory note received for sale of discontinued operations	$—	$—	$6,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.              ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in FSP FAS No. 157-2, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

•Level 1—Quoted prices for identical instruments in active markets;

•Level 2—Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

•Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires the Company to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and March 31, 2009 was $38.1 million on a face value of $67.5 million and $36.9 million on a face value of $62.5 million, respectively. The fair value of the Senior Notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Allowance for doubtful accounts

From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008, and $1.7 million at March 31, 2009.

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

Fixed assets

Fixed assets, which include assets such as furniture and fixtures, technology infrastructure, internal-use software and website development, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-3
Computer hardware	3
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations, and certain assets are amortized as “Cost of goods sold.” Upon sale or retirement of assets, cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Internal-use software and website development

The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company’s business. As required by AICPA Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of two to three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

During the three months ended March 31, 2008 and 2009, the Company capitalized $727,000 and $749,000, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.1 million and $1.7 million for those respective periods.

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Note 12—“Business Segments”).

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

The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by its customers, are treated as a reduction to the purchase price of the related transaction.

Based upon the Company’s historical experience, revenue typically increases during the fourth quarter because of the holiday retail season.

Direct revenue

Direct revenue consists of merchandise sold through the Company’s Website to individual consumers and businesses that is fulfilled from its leased warehouses.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by third parties directly to consumers and businesses from warehouses maintained by the fulfillment partners.

The Company provides an online auction service on its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where the Company auction-lists returned merchandise which it cannot sell by other means, the Company is not the seller of auction-listed items and has no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period these items are listed or sold. The revenue for the returned items the Company sells at auction is recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

The Company provides an online site for listing cars for sale as a part of its Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from its cars listing business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

The Company provides an online site for listing real estate for sale as a part of its Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

The Company began selling products through its website to customers outside the United States in August 2008. The initial launch included Canada and 34 European countries, including the U.K. and Germany. The Company does not have operations outside the United States, and is utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Reserve for returns

Total net revenue is recorded net of estimated returns. The Company maintains a reserve for returns based on current period revenues and historical returns experience. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.1 million at December 31, 2008, and $3.4 million at March 31, 2009.

Deferred revenue

Payment is generally required by credit card at the point of sale. Amounts received prior to delivery of products or services provided are recorded as deferred revenue. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Revenue from a gift card is recognized upon redemption. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote.

Advertising expense

The Company recognizes advertising expenses in accordance with AICPA SOP No. 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements at the time production occurs or the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $13.9 million and $11.6 million during the three months ended March 31, 2008 and 2009, respectively.

Stock-based compensation

As required by SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”), the Company measures compensation expense for all outstanding unvested share-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 11—“Stock-Based Awards”).

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—“Restructuring Expense”).

Earnings (loss) per share

In accordance with SFAS No. 128, Earnings per share, basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, convertible senior notes, and restricted stock units are included in the calculation of diluted net loss per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2008	2009

Net loss attributable to common shares	$(4,724)	$(2,099)
Weighted average common shares outstanding—basic	23,345	22,803
Effect of dilutive securities:
Stock options	—	—
Restricted stock units	—	—
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	23,345	22,803

Net loss per common share—basic and diluted	$(0.20)	$(0.09)

The shares issuable related to stock options, restricted stock units, and 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding were not included in the computation of diluted loss per common share because to do so would have been anti-dilutive. The number of shares issuable related to stock options outstanding was 1.1 million shares and 837,000 shares as of March 31, 2008 and 2009, respectively. As of March 31, 2009, the Company had $62.5 million of Senior Notes outstanding (see Note 7—“Borrowings”—“3.75% Convertible Senior Notes”), which could potentially convert into 820,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115 and FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS No. 157-4 will have a material impact on its consolidated financial statements.

3.              RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program are as follows as of March 31, 2009 (in thousands):

	Balance 12/31/2008	Charges to Expense	Cash payment	Balance 03/31/2009
Lease and contract termination costs liability	$3,184	$—	$(86)	$3,098

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007, including $5.7 million in fiscal year 2006 and $12.3 million in fiscal year 2007. There were no restructuring charges during the three months ended March 31, 2008 and 2009. The costs incurred to date approximate the costs that the Company had anticipated at the beginning of the program. The Company believes that, except for the additional lease and contract termination costs related to potentially abandoning and subleasing its current office facilities, the restructuring program is substantially complete. If the Company determines to move its corporate headquarters, the Company expects it will incur future restructuring expenses.

4.              ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS

The Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses). Ski West became a wholly-owned subsidiary of the Company and changed its name to OTravel.com, Inc (“OTravel”).

In the second quarter of 2007, the Company completed the sale of OTravel.com to Castles Travel, Inc., an affiliate of Kinderhook Industries, LLC, and Castles Media Company LLC, for $17.0 million. The Company received cash proceeds, net of cash transferred, of $9.9 million and two $3.0 million promissory notes. The $3.0 million senior note matured three years from the closing date and bore interest, payable quarterly, of 4.0%, 10.0% and 14.0% per year in the first, second and third years, respectively. The $3.0 million junior note matured five years from the closing date and bore interest of 8.0% per year, compounded annually, and was payable in full at maturity.

On January 21, 2009, the Company entered into a Note Purchase Agreement to settle the senior and junior promissory notes to Castles Travel, Inc. for approximately $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million as of December 31, 2008.

5.              MARKETABLE SECURITIES

The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and recognized in the statement of operations.

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three months ended March 31, 2008. The Company held no marketable securities at March 31, 2009. There were no realized gains and losses on sales of marketable securities during the three months ended March 31, 2008 and realized losses on the sales of marketable securities of $39,000 for the three months ended March 31, 2009.

6.              OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended
	March 31,
	2008	2009

Net loss	$(4,724)	$(2,099)
Net unrealized gain on marketable securities	122	—
Reclassification adjustment for realized loss included in net loss	—	(48)
Foreign currency translation adjustment	(23)	—

Comprehensive loss	$(4,625)	$(2,147)

7.              BORROWINGS

Wells Fargo Credit Agreement

The Company has a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrues at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo and, therefore, the facility does not provide additional liquidity to the Company.

At March 31, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.0 million were issued on behalf of the Company supported by cash balances held at Wells Fargo, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Wells Fargo Retail Finance Agreement

On January 6, 2009, Overstock.com, Inc. entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “Amended WFRF Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”). The Amended WFRF Agreement replaces the Company’s Loan and Security Agreement dated December 12, 2005 with WFRF, which had previously been amended and had terminated in accordance with its terms.

The Amended WFRF Agreement provides for advances to the Company and for the issuance of letters of credit for its account of up to an aggregate maximum of $35.0 million.

The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the Amended WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiary’s assets. The Company’s obligations under the Amended WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The Amended WFRF Agreement contains standard default provisions and expires on January 5, 2011. The conditions to the Company’s use of the facility include a 45-day advance notice requirement.

Advances under the Amended WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the Amended WFRF Agreement will be at least 3.50%. The Amended WFRF Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit the Company’s ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change its name or the name of any of its subsidiaries, (f) make certain changes to its business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, its capital stock, (j) change its method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of its inventory or equipment with third parties.

At March 31, 2009, no amounts were available to the Company under the Amended WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo and therefore the facility does not provide additional liquidity to the Company. At March 31, 2009, $452,000 was outstanding and $798,000 was available under the Purchasing Card.

Capital leases

The Company leased certain software and computer equipment under three non-cancelable capital leases that expired at various dates through 2008.

Software and equipment relating to the capital leases totaled $19.8 million at December 31, 2008 and March 31, 2009, with accumulated depreciation of $19.3 million and $19.8 million at those respective dates. Depreciation expense of assets recorded under capital leases was $1.4 million and $474,000 for the three months ended March 31, 2008 and March 31, 2009, respectively. As of March 31, 2009, the Company had no remaining capital leases.

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $87,000 and $74,000 during the three months ended March 31, 2008 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 820,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). The Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to $20.0 million in cash to repurchase a portion of its Senior Notes. Under the repurchase program, the Company retired $4.9 million of the Senior Notes during the three months ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $62.5 million of the Senior Notes remain outstanding (see Note 10—“Stock and Debt Repurchase Program”).

8.              COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

In July 2005, the Company leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. As of March 31, 2009, the total lease obligation over the remaining term of this lease is $28.4 million, of which approximately $4.0 million is payable in the next twelve months. $7.6 million of the total lease obligation is offset by estimated sublease payments, of which $1.0 million is anticipated to be received in the next twelve months.

Logistics and warehouse space

The Company leases 791,000 square feet for its warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and August 2015.

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

Co-location data center

The Company leases approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires in May 1, 2017.

Computer equipment operating leases

The Company has two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. It is expected that such leases will be renewed, by exercise of purchase options or replaced by leases of other computer equipment.

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2009, are as follows (in thousands):

2009 (remainder)	$8,189
2010	8,744
2011	9,065
2012	8,627
2013	8,396
Thereafter	12,911
$55,932

Rental expense for operating leases totaled $3.0 million and $2.0 million for the three months ended March 31, 2008 and 2009, respectively.

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

On August 11, 2005, along with a shareholder plaintiff, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals and those defendants have been dismissed from the case. On October 22, 2008, the Company amended the complaint to name as additional Defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha because of their former or existing status as general partners of Copper River Partners, L.P. On December 15, 2008 all the newly named Defendants filed an Anti-SLAPP motion to strike the amended complaint; a demurrer to the second, fourth and fifth causes of action; and a motion to quash the summons for Defendants Longinotti, Renna and Warzecha for lack of jurisdiction. On April 23, 2009, the court denied Defendants’ Anti-SLAPP motion and demurrers, but granted the motion to quash the summons for newly named Defendants Longinotti, Renna and Warzecha. Trial is set for February 9, 2010. The Company intends to continue to pursue this action vigorously against all of the Rocker entities and their principals.

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham. In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity. In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices. In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, Copper River dismissed its complaints against Mr. Fisher. The parties are in the discovery phase of the case. Trial is set for February 11, 2010. The Company intends to defend the Copper River cross-complaint vigorously.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007 defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The bankruptcy may adversely affect the ability to collect a judgment against Lehman. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding allegations of collective action among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action  but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action.  Discovery in this case continues. No trial date has been set. The Company intends to vigorously prosecute this action.

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

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied the Company’s motion for summary judgment. On February 12, 2009, the Company filed notice to appeal the ruling.

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer legal Remedies Act and Computer Crime Law. The complaint relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. Plaintiffs and Defendants, including the Company, have stipulated to an extension in the time for answering the complaint, while the parties engage in a mediation of the dispute. The Company has not responded to the Complaint. The Company has notified Facebook, Inc. of its indemnification obligations under the contract by which the Company obtained and deployed Facebook Beacon. The parties have entered stipulation specifying the party defendants need not answer the complaint while the parties discuss resolution alternatives. The Company intends to vigorously defend this action and pursue with Facebook its indemnification rights under the Facebook Beacon agreement.

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company asks in its complaint for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants have not answered the complaint, but have moved to dismiss the case. These motions to dismiss are now pending. The suit is in its early stages, and the Company intends to vigorously prosecute this action.

On December 22, 2008, the Company, along with other thirty-seven other defendants was sued in a patent infringement law suit filed by Guardian Media Technologies, LTD in the United States District Court, Central District of California. The Company is alleged to have sold products infringing patents owned by the plaintiff involving certain processes designed to block content from being viewed on televisions and DVD players. The Company has not yet answered the complaint.  The Company believes that vendors and suppliers who sold these products to the Company are obligated under their vendor and supplier agreements to indemnify the Company against plaintiff’s infringement claims and the Company is pursuing its indemnification rights under those contracts. The suit is in its early stages, and the Company intends to vigorously defend this action.

On January 22, 2009, the Company, along with seven other defendants was sued in a patent infringement law suit by SBJ IP Holdings 1, LLC, in the United States District Court, Eastern District of Texas. The Company is alleged to have infringed a patent owned by the plaintiff involving certain processes by which online retail companies make product purchase recommendations to their customers. The Company believes that two third-party vendors who sold recommendation software products to the Company are obligated under their vendor agreements to indemnify the Company against plaintiff’s infringement claims. One vendor has affirmed the Company’s indemnification rights and is defending the action respecting its product. The Company is pursuing its indemnification rights under this and the other vendor’s agreement with the Company. The suit is in its early stages, and the Company intends to vigorously defend this action.

On March 10, 2009 the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The suit is in its early stages, and the Company intends to vigorously defend this action.

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

10.       STOCK AND DEBT REPURCHASE PROGRAM

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and or its 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.2 million shares of its common stock in open market purchases for $13.4 million as of December 31, 2008. In addition, during the year ended 2008, the Company retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, the Company recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000 for the year ended December 31, 2008. The Company fully used this authorized $20.0 million repurchase program by December 31, 2008.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash, during the three months ended March 31, 2009, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $62.5 million of the Senior Notes remain outstanding.

11.       STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
Stock options	$920	$452
Restricted stock units	250	407
Performance shares	150	—
Total stock-based compensation expense	$1,320	$859

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three months ended March 31, 2008 were as follows (there were no options granted during the three months ended March 31, 2009):

	Three Months Ended
	March 31,
	2008	2009
Dividend yield	None	N/A
Expected volatility	73.1%	N/A
Risk-free interest rate	3.02%	N/A
Expected life (in years)	6.3	N/A
Weighted average fair value of options granted	$7.00	$ N/A

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on implied volatility. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus, the expected dividend yield used in the calculation is zero.

Restricted stock units

In the first quarter of 2009, the Compensation Committee of the Board of Directors approved grants of 337,200 restricted stock units to officers and employees of the Company. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company. At March 31, 2009, there were 660,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2009 was $9.89.

Performance share plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees of the Company. The Plan provided for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

The performance goal was measured by growth in economic value, as defined in the Plan. The amount of payments due to participants under the Plan was a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal was attained, which was between 0% and 200%. If the growth in economic value was 10% compounded annually or less, the percentage would be 0%. If the growth in economic value was 25% compounded annually, the percentage would be 100%. If the growth in economic value was 40% compounded annually or more, the percentage would be 200%. If the percentage growth was between these percentages, the payment percentage would be determined on the basis of straight line interpolation. Amounts payable under the Plan were subject to Board discretion. Amounts payable under the Plan were originally payable in cash. The Company recorded compensation expense based upon the period-end stock price (prior to the third quarter of 2007) and estimates regarding the ultimate growth in economic value that was expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors.

As of March 31, 2008, the Company had recognized $1.2 million in cumulative compensation expense under the Plan, including $150,000 for the quarter ended March 31, 2008. During the year ended December 31, 2008, the Company reversed the cumulative total of compensation expense under the Plan as the Board determined no payments would be made under the Plan. The Plan expired December 31, 2008.

12.       BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2008 and 2009. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2008 and 2009 (in thousands):

		Fulfillment
	Direct	partner	Consolidated
2008
Revenue	$51,764	$151,050	$202,814
Cost of goods sold	44,803	124,040	168,843

Gross profit	$6,961	$27,010	33,971
Operating expenses			(39,098)
Other income (expense), net			403

Net loss			$(4,724)

2009
Revenue	$35,059	$152,308	$187,367
Cost of goods sold	30,478	119,198	149,676

Gross profit	$4,581	$33,110	37,691
Operating expenses			(40,783)
Other income (expense), net			993

Net loss			$(2,099)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs, inbound and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third-party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs and fulfillment costs, credit card fees and internal customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented here.

For the three months ended March 31, 2008 and 2009, over 99% of sales were made to customers in the United States of America. At December 31, 2008 and March 31, 2009, all of the Company’s fixed assets were located in the United States of America.

13.     RELATED-PARTY TRANSACTIONS

On April 1, 2009, Mr. James V. Joyce resigned from his position as a member of the Board of Directors of the Company.  Mr. Joyce’s resignation is not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Joyce and the Company concurrently ended the Company’s consulting arrangement with Icent LLC, which is a management consulting company of which Mr. Joyce is the chief executive officer, and through which Mr. Joyce provided consulting services to the Company. In connection with the termination of the consulting arrangement, the Company accrued $1.25 million, which was paid to Mr. Joyce on April 1, 2009.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to other businesses; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complementary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates; our expectation that we will move our corporate headquarters into our new warehouse location; our belief that we have completed the turnaround plan that we began well over a year ago; our intention to expand product selection and our fulfillment partner business; and our expectations regarding future depreciation expense and other future expenses.

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income and sales taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. Descriptions of the material risks we face and additional information regarding factors that could materially affect results and the accuracy of the forward-looking statements contained herein may be found in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online retailer offering closeout and discount brand and non-brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale.

Our Company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 184,000 products under multiple departments under the shopping tab on our Website, and offer approximately 452,000 media products in the Books etc. department on our Website.

Closeout merchandise is typically available in inconsistent quantities and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We use the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop destination for discount shopping for products and services sold through the Internet.

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements”—Note 12—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the three months ended March 31, 2008, and 2009, no single customer accounted for more than 1% of our total net revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three months ended March 31, 2008 and 2009, we fulfilled approximately 21% and 15%, respectively, of all orders through our warehouses. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,300 third parties which post approximately 179,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

Real-Estate listing business

We operate an online site for listing real estate for sale as a part of our Website. The real-estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Advertising revenue from the real-estate business is included in the fulfillment partner segment, as it is not significant enough to segregate as its own segment.

International business

We began selling products through our Website to customers outside the United States in late August 2008. The initial launch included Canada and 34 European countries, including the U.K. and Germany. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

• revenue recognition;

• estimating valuation allowances and accrued liabilities (specifically, the reserve for returns, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory);

• internal use software and website development (acquired and developed internally);

• accounting for income taxes;

• valuation of long-lived and intangible assets and goodwill; and

• stock-based compensation.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars listing business. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements”—Note 12—“Business Segments”).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended March 31, 2009 (in thousands):

Change in the	Three months ended March 31, 2009
Estimate of Average	Effect on	Effect on Net
Transit Times (Days)	Revenue	Loss

2	$(4,371)	$(930)
1	$(1,932)	$(412)
As reported	As reported	As reported
-1	$1,751	$377
-2	$4,600	$1,001

We evaluate the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as we are the primary obligor.  In our statements of operations, we present revenue net of sales taxes.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by our customers, are treated as a reduction to the purchase price of the related transaction.

Direct revenue

Direct revenue is derived from merchandise sales to individual consumers and businesses that are fulfilled from our leased warehouses. Direct revenue comes from sales that occur primarily through our Website, but may also occur through offline channels.

Fulfillment partner revenue

Fulfillment partner revenue is derived from merchandise sales through our Website which fulfillment partners ship directly to consumers and businesses from warehouses maintained by our fulfillment partners.

We operate an online auction service as a part of our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auctions business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment.

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment.

We operate an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business has been included in the fulfillment partner segment, as it is not large enough to separate out as its own segment.

International business

We began selling products through our website to customers outside the United States in August 2008. The initial launch included Canada and 34 European countries, including the U.K. and Germany. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Deferred revenue

Payment is generally required by credit card at the point of sale. Amounts owed or received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, we sell gift cards and record related deferred revenue at the time of the sale. Revenue from a gift card is recognized upon redemption. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote.

Reserve for returns

Total net revenue is recorded net of estimated returns. We maintain a reserve for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.1 million at December 31, 2008, and $3.4 million at March 31, 2009.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform ongoing credit evaluations of our customers’ financial condition and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008, and $1.7 million at March 31, 2009.

Reserve for obsolete and damaged inventory

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2008, our inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million. At March 31, 2009, our inventory balance was $11.7 million (including $1.3 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.9 million.

Internal-use software and website development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. As required by SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two to three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three months ended March 31, 2008 and 2009, we capitalized $727,000 and $749,000, respectively, of costs associated with internal-use software and website development, both internally developed and acquired externally. Amortization of previously capitalized amounts totaled $3.1 million and $1.7 million for those respective periods.

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and March 31, 2009, we have recorded a full valuation allowance of $86.9 million and $87.5 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax positions. There have been no changes during the three months ended March 31, 2009.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Valuation of long-lived and intangible assets and goodwill

Under Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with this guidance, we test for impairment of goodwill at least annually or as circumstances dictate. Goodwill totaled $2.8 million as of December 31, 2008 and March 31, 2009.

There were no impairments to goodwill recorded during the year ended December 31, 2008, and the three months ended March 31, 2009.

Stock-based compensation

As required by SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), we measure compensation cost for all outstanding unvested stock-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility:  The fair value of stock options were valued using a volatility factor based on our historical stock prices.

Expected Term:  For 2005 and 2006 option grants, the expected term represents the period that our stock options are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, we elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment  (“SAB No. 107”), to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), beyond December 31, 2007. We adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

Expected Dividend:  We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

Risk-Free Interest Rate:  We base the risk-free interest rate used on the implied yield currently available on U.S. Treasuryzero-coupon issues with remaining term equivalent to the expected term of the options.

Estimated Pre-vesting Forfeitures:  When estimating forfeitures, we consider voluntary and involuntary termination behavior and historical experience.

Performance share plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees.

As of March 31, 2008, we had recognized $1.2 million in total compensation expense under the Plan, including $150,000 in the three months ended March 31, 2008. During the year ended December 31, 2008, we reversed the cumulative total of compensation expense under the Plan as the Board determined no payments would be made under the Plan. The Plan expired on December 31, 2008.

Restricted stock units

During the three months ended March 31, 2009, 337,200 restricted stock units were granted. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2009, there were 660,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of the Company’s shares of common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock-Based Awards”).

Recent accounting pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective for financial statements issued for interim reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 107-1 and ABP Opinion No. 28-1 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115 and FSP FAS No. 115-1 and FAS No. 124-1 and conforms changes to other standards including Emerging Issue Task Force (“EITF”) Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 115-2 and FAS No. 124-2 will have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities with the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. We do not expect the adoption of FSP FAS No. 157-4 will have a material impact on our consolidated financial statements.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion and we expect that none would have a significant impact on our consolidated financial statements.

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” at the beginning of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Commentary—Revenue.  Due to a weak economic environment, revenue growth in our business has slowed since early in the fourth quarter of 2008 as consumers have pulled back on discretionary spending due to economic worries. Consumer sentiment remained soft throughout the first quarter of 2009, and while we saw a modest increase in traffic to our website compared to the same period of 2008, conversion and average order size were both lower. As a result, total net revenue decreased 8% for the three months ended March 31, 2009, to $187.4 million. The outlook for revenue growth in 2009 is unclear. Revenue growth in the second and third quarters of 2008 was 27% and 17%, respectively, so the year-over-year comparisons will be challenging until the fourth quarter of 2009. We have made a conscious effort this year to focus on areas below the revenue line, specifically, contribution, which is gross profit less sales and marketing expense.

Commentary—Gross Profit and Gross Margin.  Despite a lower revenue base, gross profit increased by 11% in the first quarter of 2009 and gross margin expanded 337 basis points to 20.1%, compared to the same period in 2008, a historical best for the Company. This was significant because we faced a surprising amount of pricing pressure during the quarter, particularly in January and February. This pressure carried over from the fourth quarter of 2008 when in-line retailers cut prices drastically to move through excess inventory. Efficiency gains in our returns logistics through improved operations and policy decisions we made last year were the primary driver of improvements this quarter. We also saw improvement in inbound and outbound freight costs as well as lower handling and packaging costs at our distribution centers.

We believe there are additional cost efficiencies we can take out of our operations over the near term that should allow us to remove an additional 100-150 basis points in our cost of goods sold. However, we do not expect to see gross margins continue to rise from here. Rather, it is our intention to pass much of that improvement on to our customers in the form of lower prices. It is also our intention to grow the consumer electronics and computer category this year, which has typically been a lower gross margin business for us. This will also weigh on gross margin going forward. In addition, we anticipate seeing an increase in fixed warehouse expenses as we occupy the remaining space in our new distribution center.

Of the 337 basis point improvement we experienced in gross margins in the first quarter, 103 basis points came from a $1.9 million reduction of cost of goods sold from billing recoveries and a freight refund related to earlier periods. These billing recoveries were from fulfillment partners who were underbilled in 2008 for certain fees and charges that they were contractually obligated to pay, and the refund was due to overbilling by a freight carrier for charges from the fourth quarter of 2008. Excluding these items, gross profit would have been $35.8 million, a 5% increase over last year, and gross margin would have been 19.1%.

Commentary—Sales and Marketing. Sales and marketing expense decreased 10% to $13.5 million and marketing efficiency (marketing as a percentage of total net revenue) improved to 7.2% in first quarter of 2009 from 7.4% in the first quarter of 2008. Increased personnel costs due to higher headcount were more than offset by lower or more efficient spend in our various marketing channels.

Commentary—Technology/G&A. Combined technology and G&A expenses increased 13% to $27.2 million. Salaries and benefits relating to an increase in headcount was the primary driver in higher G&A costs.  IT related personnel costs increased during the quarter as well, but less than the decrease in depreciation expense. The increase was also due to a termination payment of $1.25 million accrued in connection with the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin.  Due to higher gross profit and more efficient sales and marketing, “Contribution” (a non-GAAP financial measure defined as gross profit dollars less sales and marketing expense) increased 27% to $24.2 million. Contribution margin was 12.9%, a 355 basis point improvement over last year. Excluding the adjustment to cost of goods sold described above, Contribution for the first quarter of 2009 would have been $22.3 million, a 17% increase, and Contribution margin would have been 11.9%.  Our primary focus this year is growth in Contribution dollars through better pricing and managing expenses.

Contribution reflects an additional way of viewing our results. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution provides investors information about the performance of our sales and marketing efforts in generating gross profit. See “Non-GAAP Financial Measures” below for the calculation of Contribution.

Commentary—Cash Flows.  We used $(27.1) million in cash flow from operations in the first quarter of 2009 compared to cash used of $(41.0) million during the same period in 2008. Operating cash flows in the first quarter are typically low compared to other times of year as we pay fulfillment partners and suppliers for products sold during the previous holiday season. On a trailing twelve month basis, however, operating cash flows were positive $15.9 million as of March 31, 2009. This compares to $27.2 million on a trailing twelve month basis as of March 31, 2008.

“Free Cash Flow” (a non-GAAP financial measure) for the three months ended March 31, 2009 and 2008 totaled $(28.8) million and $(42.4) million, respectively. For the twelve months ended March 31, 2009 and 2008, Free Cash Flow was $(3.2) million and $23.7 million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Commentary—Adjusted EBITDA (a non-GAAP financial measure).  “Adjusted EBITDA” for the first quarter of 2009 was $2.0 million, compared to $2.7 million for the same quarter of 2008. On a trailing twelve month basis, Adjusted EBITDA has been positive for five consecutive quarters. We believe that a discussion of Adjusted EBITDA at this stage of our business is useful to investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business. See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net loss.

Commentary—Balance Sheet.  We ended the quarter with $78.6 million in cash and cash equivalents, compared to $109.6 million at December 31, including marketable securities. Working capital was $33.7 million at March 31, 2009, down from $39.7 million at December 31, 2008. The $6.0 million difference is primarily comprised of $3.0 million used to retire debt (see below) and $1.7 million used for capital expenditures.

We ended the quarter with $11.7 million of inventory, a decrease from the $18.0 million of inventory we had at the end of the first quarter of 2008.

Commentary—Debt Repurchase Program.  At March 31, 2009, $62.5 million of our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) were outstanding. On February 17, 2009, our Board authorized us to spend up to $20.0 million to repurchase Senior Notes. To date, we have spent $3.0 million under the new debt repurchase program, all of which occurred during the three months ended March 31, 2009.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2008	2009
	(as a percentage of total revenue )
Revenue, net
Direct	25.5%	18.7%
Fulfillment partner	74.5	81.3
Total net revenue	100.0	100.0
Cost of goods sold
Direct	22.1	16.3
Fulfillment partner	61.2	63.6
Total cost of goods sold	83.3	79.9
Gross profit	16.7	20.1
Operating expenses:
Sales and marketing	7.4	7.2
Technology	7.1	7.4
General and administrative	4.7	7.2
Total operating expenses	19.2	21.8
Operating loss	(2.5)	(1.7)
Interest income	0.6	0.1
Interest expense	(0.4)	(0.4)
Other (expense) income, net	—	0.9
Net loss	(2.3)%	(1.1)%

Comparison of Quarters Ended March 31, 2008 and 2009

Revenue

Total net revenue decreased 8% from $202.8 million for the three months ended March 31, 2008, to $187.4 million for the three months ended March 31, 2009 due to a weak economic environment. Revenue growth in our business has slowed since early in the fourth quarter of 2008 as consumers have pulled back on discretionary spending due to economic worries. Consumer sentiment remained soft throughout the first quarter of 2009, and while we saw a modest increase in traffic to our website compared to the first quarter of 2008, conversion and average order size were both lower.

Direct revenue decreased 32% from $51.8 million in the first quarter of 2008 compared to $35.1 million in the first quarter of 2009. Fulfillment partner revenue increased 1% from the first quarter of 2008 compared to first quarter of 2009, from $151.1 million in the first quarter of 2008 to $152.3 million in the first quarter of 2009.

Gross profit and gross margin

Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volumes mix within our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross margin on retail sales.

Gross margin increased 337 basis points, from 16.7% in first quarter of 2008 to 20.1% in the first quarter of 2009. Gross profit for these same quarters in 2008 and 2009 was $34.0 million and $37.7 million, respectively, an 11% increase.

In the first quarter of 2009, we reduced total cost of goods sold by $1.9 million for billing recoveries from partners who were underbilled in 2008 for certain fees and charges that they were contractually obligated to pay, and a refund due of overbillings by a freight carrier for charges from the fourth quarter of 2008. When the underbilling and overbillings were originally discovered, we determined that the recovery of such amounts was not assured, and that consequently the potential recoveries constituted a gain contingency. Accordingly, we determined that the appropriate accounting treatment for the potential recoveries was to record their benefit only when such amounts became realizable (i.e., an agreement had been reached with the other party and the other party had the wherewithal to pay). We are currently reviewing our policies and procedures surrounding partner supplier cost updates and partner billing processes to ensure that the amounts contractually negotiated are billed in a complete and timely manner and vendor amounts owed are correctly invoiced. We may have further billing recoveries from our partners and vendors in the future that we will seek to recover. We will recognize such recoveries, if any, in the manner described above. This accounted for 103 basis points of the 337 basis point improvement compared to first quarter of 2008.

Gross margins for the past five quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009

Direct	13.4%	12.5%	10.4%	8.7%	11.3%	13.1%
Fulfillment Partner	17.9%	19.0%	18.7%	19.0%	18.7%	21.7%
Combined	16.7%	17.6%	17.2%	17.0%	17.1%	20.1%

Cost of goods sold includes stock-based compensation expense of $49,000 and $33,000 for the three months ended March 31, 2008 and 2009, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business declined 34% from $7.0 million during the three months ended March 31, 2008 to $4.6 million for the same period in 2009. Gross profit for our direct business as a percentage of direct revenue decreased from 13.4% in the first quarter of 2008 to 13.1% in the first quarter of 2009.

Gross margin for our direct business decreased along with a decrease in direct revenue of 32% for the first quarter of 2009 compared to the same quarter of 2008. While fulfillment costs continue to improve, these benefits are more than offset by our fixed warehouse cost being amortized over a smaller direct revenue base. In addition, in the first quarter of 2009, we reduced cost of goods sold related to our direct business by $200,000 for refunds of overbilling by a freight carrier for charges from the fourth quarter of 2008. This offset accounted for 60 basis points and limited the decrease in gross profit for our direct business as a percentage of direct revenue from the first quarter of 2008 to 30 basis points.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $27.0 million and $33.1 million for the three months ended March 31, 2008 and 2009, respectively, an increase of 23%. Gross margin for the fulfillment partner business also increased from 17.9% in the first quarter of 2008 to 21.7% in the first quarter of 2009. The increase in gross profit dollars for our fulfillment partner business is the result of the 1% increase in fulfillment partner revenue combined with increased gross margin. In addition, in the first quarter of 2009, we reduced cost of goods sold related to our partner business by $1.7 million for billing recoveries from partners who were underbilled earlier in the year for certain fees and charges that they were contractually obligated to pay. This accounted for 110 basis points of the 380 basis point improvement in gross profit for our fulfillment partner business as a percentage of fulfillment partner revenue from the first quarter of 2008.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2008		2009

Total revenue, net	$202,814	100%	$187,367	100%
Cost of goods sold
Product costs and other cost of goods sold	156,860	77%	138,644	74%
Fulfillment costs	11,983	6%	11,032	6%
Total cost of goods sold	168,843	83%	149,676	80%
Gross profit	$33,971	17%	$37,691	20%

As displayed in the above table, fulfillment costs during the three months ended March 31, 2008 and 2009 were $12.0 million and $11.0 million, representing 6% of total net revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing expenses.  Sales and marketing expenses totaled $15.0 million and $13.5 million for the three months ended March 31, 2008 and 2009, respectively, representing 7.4% and 7.2% of total net revenue for those respective periods. Comparing the first quarter of 2008 with the same quarter of 2009, sales and marketing expenses decreased 10%. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses also include stock-based compensation expense of $84,000 and $95,000 for the three months ended March 31, 2008 and 2009, respectively.

Costs associated with our discounted shipping and other promotions are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross margin. We consider discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses.  We seek to efficiently invest in our technology, including web services, customer support, search, and expansion of new and existing product categories, as well as technology infrastructure to continue to enhance the customer experience, improve our process efficiency and support our web services infrastructure.

Technology expenses totaled $14.5 million and $13.8 million for the first quarters of 2008 and 2009, representing 7.2% and 7.4% of revenue for the first quarters of 2008 and 2009, respectively. Comparing the first quarter of 2008 to the first quarter of 2009, technology expenses decreased 5% primarily due to decreased depreciation expense for technology equipment and website development. Technology expenses include stock-based compensation expense of $214,000 and $172,000 for the three months ended March 31, 2008 and 2009, respectively.

General and administrative expenses.  General and administrative (“G&A”) expenses totaled $9.6 million and $13.5 million for the three months ended March 31, 2008 and 2009, respectively, representing approximately 4.7% and 7.2% of total net revenue for those respective periods. The increase of $3.9 million in G&A expenses is primarily due to an increase in the number of merchandising, finance, HR and administrative employees and a termination payment of $1.25 million accrued in connection with the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

Legal expenses were also higher in the first quarter of 2009 compared to the legal expenses incurred in the first quarter of 2008; however, the increase was offset as we recognized as a reduction of legal expense, $600,000 of a $2.75 million payment that we received from an insurer in settlement of a dispute regarding insurance coverage of a legal matter. The remaining balance of $2.15 million is recorded in accrued liabilities at March 31, 2009 in the accompanying Consolidated Balance Sheets, and our future recognition of amounts from the remaining balance is subject to a number of contingencies, including our incurring further related legal fees (see Item 1 of Part 1, “Financial Statements” — Note 8—“Commitments and Contingencies” for more information about our legal proceedings).

General and administrative expenses include stock-based compensation expense of approximately $973,000 and $559,000 for the three months ended March 31, 2008 and 2009, respectively.

Overall, our total operating expenses increased 4% during the first quarter of 2009 when compared to the same quarter of the previous year, while total net revenues decreased 8% and gross profit increased 11% for the same period of 2008.

Non-operating income (expense)

Interest income and interest expense.  Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the first quarter of 2008 to the first quarter of 2009, the decrease in interest income is due to a decrease in total cash, interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes and our credit lines. Interest expense for the three months ended March 31, 2008 and 2009 totaled $901,000 and $866,000, respectively.

Other income (expense).  For the three months ended March 31, 2009, other income (expense) was $1.7 million. This included a $1.9 million gain, net of amortization of debt discount of $63,000 on the extinguishment of $4.9 million of the Senior Notes (see Item 1 of Part I, “Financial Statements”—Note 10—“Stock and Debt Repurchase Program”). This gain was offset in part by a loss on the disposition of fixed assets of $184,000.

Sale of discontinued operations

On January 21, 2009, we entered into a Note Purchase Agreement to sell both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded during the year ended December 31, 2008 (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

For the three months ended March 31, 2008 and 2009, we incurred net losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of March 31, 2008 and 2009, we had net operating loss carry forwards of approximately $171.8 million and $176.9 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters since 2006 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	$187,367	N/A	N/A	N/A
2008	202,814	188,836	186,855	255,862
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

Liquidity and Capital Resources

Historical sources of liquidity

Prior to the second quarter of 2002, we financed our activities primarily through a series of private sales of equity securities, warrants to purchase our common stock and promissory notes. During the second quarter of 2002, we completed our initial public offering pursuant to which we received approximately $26.1 million in cash, net of underwriting discounts, commissions, and other related expenses. Additionally, we completed follow-on offerings in February 2003, May 2004 and November 2004, pursuant to which we received approximately $24.0 million, $37.9 million and $75.2 million, respectively, in cash, net of underwriting discounts, commissions, and other related expenses. In November 2004, we also received $116.2 million in proceeds from the issuance of our 3.75% Convertible Senior Notes due 2011 in a transaction exempt from registration under the Securities Act. During 2006, we received $64.4 million from two stock offerings in May and December.

Current sources of liquidity

While we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At March 31, 2009, our cash and cash equivalents balance was $78.6 million.

Cash flow information is as follows:

	Three months ended March 31,
	2008	2009
	(in thousands)

Cash provided by (used in):
Operating activities	$(41,044)	$(27,083)
Investing activities	15,561	8,416
Financing activities	(15,794)	(3,303)

Free Cash Flow.  “Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2008 and 2009, was $(42.4) million and $(28.8) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash used in operating activities.  For the three months ended March 31, 2008 and 2009, our operating activities resulted in net cash outflows of $(41.0) million and net cash outflows of $(27.1) million, respectively.

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

The primary operating use of cash and cash equivalents during the three months ended March 31, 2009 was to fund our net loss of $(2.1) million (which includes $3.4 million of net non-cash activity, including $1.9 million related to the gain from early extinguishment of debt (see Item 1 of Part I, “Financial Statements”—Note 10—“Stock and Debt Repurchase Program”)), as well as primarily changes in accounts receivable,  accounts payable, and deferred revenue of $2.7 million, $30.6 million, and $1.3 million, respectively. This was primarily offset by the cash provided from changes in inventories and accrued liabilities of

$6.0 million and $2.1 million, respectively.

In late December 2008, our credit card processor began withholding approximately 1% of our daily credit card remittances as a reserve. They have indicated that they expect to continue such withholding until the reserve reaches a total of $3.5 million. The reserve was $1.5 million at March 31, 2009 and is included in accounts receivable, net, in the Consolidated Balance Sheets.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2008, was to fund our net loss of $(4.7) million (which includes $7.8 million of non cash activity), as well as changes in prepaid expenses, accounts payable, accrued liabilities and deferred revenue of $2.5 million, $37.5 million, $12.7 million and $1.8 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventories, and prepaid inventory, of $1.9 million, $7.7 million and $1.0 million, respectively.

Cash provided by investing activities.  Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities, cash expenditures for fixed assets, including internal-use software and website development costs. Investing activities resulted in net cash inflows of $15.6 million and net cash inflows of $8.4 million for the three months ended March 31, 2008 and 2009, respectively. The $8.4 million provided by investing activities during the first quarter of 2009 resulted from the net cash inflows for payments received from sales of marketable securities of $8.9 million and a note receivable of $1.3 million related to the sale of our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”), offset by expenditures of fixed assets of $1.7 million.

The cash inflows of $15.6 million during the first quarter of 2008 resulted from the sales of marketable securities of $22.9 million offset by purchases of marketable securities of $6.5 million, capital expenditures of $1.3 million and the collection of a $502,000 note receivable.

Cash used in financing activities.  Financing activities resulted in net cash outflows of $(15.8) million and $(3.3) million for the three months ended March 31, 2008 and 2009, respectively. The net cash used in financing activities during the three months ended March 31, 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 10—“Stock and Debt Repurchase Program”). The net cash used in financing activities totaling $(15.8) million in first quarter of 2008, was primarily due to our stock repurchase of $12.0 million and payments for capital leases of $3.8 million.

Stock and Debt Repurchase Program

On January 14, 2008, the Company’s Board of Directors authorized a repurchase program that allowed us to purchase up to $20.0 million of our common stock and / or our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009. Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.4 million as of December 31, 2008. In addition, during the year ended 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000 for the year ended December 31, 2008. We had fully used this authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under this repurchase program, we retired $4.9 million of the Senior Notes for $3.0 million in cash, during the quarter ended March 31, 2009, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $62.5 million of the Senior Notes remain outstanding (see Item 1 of Part I, “Financial Statements”—Note 10—“Stock and Debt Repurchase Program”).

Shelf Registration

During 2008 we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$62,494	$—	$—	$—	$62,494
Interest on long-term debt	2,377	2,344	2,344	—	—	—	7,065
Operating leases	8,189	8,744	9,065	8,627	8,396	12,911	55,932
Purchase obligations	10,231	700	508	—	—	—	11,439
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$20,797	$11,788	$74,411	$8,627	$8,396	$12,911	$136,930

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,000	$—	$—	$—	$—	$—	$2,000

Purchase obligations.  The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2009. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Long-Term debt arrangements and interest.  In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $87,000 and $74,000 during the three months ended March 31, 2008 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 820,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

Under the repurchase program discussed above, we retired $4.9 million of the Senior Notes during the quarter ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $62.5 million of the Senior Notes remained outstanding.

Operating leases

Computer equipment operating leases.   We have two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. It is expected that such leases will be renewed, by exercising purchase options or replaced by leases of other computer equipment.

Corporate office space.  In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. As of March 31, 2009, the total lease obligation over the remaining term of this lease is $28.4 million, of which approximately $4.0 million is payable in the next twelve months. $7.6 million of the total lease obligation is offset by estimated sublease payments related to restructuring, of which $1.0 million is anticipated to be received in the next twelve months (see Item 1 of Part I, “Financial Statements”—Note 3—“Restructuring Expense”).

Logistics and warehouse space.  We currently lease 791,000 square feet for warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and August 2015.

On April, 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 232,900 square feet of the New Warehouse; on February 1, 2009, we leased a total of 435,400 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.33 per square foot for the first stage, to $0.395 per square foot for the last year of the Natomas Lease term. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center.  We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires in May 1, 2017.

Borrowings

Wells Fargo Credit Agreement.  We have a credit agreement (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrues at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires us to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo and, therefore, the facility does not provide additional liquidity to us.

At March 31, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.0 million were issued on our behalf, supported by cash balances held at Wells Fargo, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Wells Fargo Retail Finance Agreement.  On January 6, 2009 we entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “Amended WFRF Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”). The Amended WFRF Agreement replaces our Loan and Security Agreement dated December 12, 2005.

The Amended WFRF Agreement provides for advances to us and for the issuance of letters of credit for our account of up to an aggregate maximum of $35.0 million. The amount actually available to us may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventories and receivables. Our obligations under the Amended WFRF Agreement and all related agreements are collateralized by all or substantially all of our and our subsidiary’s assets. Our obligations under the Amended WFRF Agreement are cross-collateralized with our obligation under our $30.0 million credit facility with Wells Fargo. The Amended WFRF Agreement contains standard default provisions and expires on January 5, 2011. The conditions to our use of the facility include a 45-day advance notice requirement.

Advances under the Amended WFRF Agreement bear interest at either (a) the rate announced, from time to time, within Wells Fargo, at its principal office in San Francisco as its “prime rate” or (b) a rate based on LIBOR plus a varying percentage between 1.25% and 1.75%; however, the annual interest rate on advances under the Agreement will be at least 3.50%. The Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the lender’s approval, including covenants that limit our ability to (a) incur or guarantee debt, (b) create liens, (c) enter into any merger, recapitalization or similar transaction or purchase all or substantially all of the assets or stock of another person, (d) sell assets, (e) change our name or the name of any of our subsidiaries, (f) make certain changes to our business, (g) optionally prepay, acquire or refinance indebtedness, (h) consign inventory, (i) pay dividends on, or purchase, acquire or redeem shares of, our capital stock, (j) change method of accounting, (k) make investments, (l) enter into transactions with affiliates, or (m) store any of our inventory or equipment with third parties.

At March 31, 2009, no amounts were available to us under the Amended WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement.  We have a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo, and therefore the facility does not provide additional liquidity to us. At March 31, 2009, $452,000 was outstanding. $798,000 was available under the Purchasing Card.

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

Contribution.  Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. When viewed with our GAAP gross profit less sales and marketing expenses, we believe contribution provides investors information about our ability to cover our fixed costs, particularly technology and G&A expense. Contribution is gross profit less sales and marketing expenses. For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended
	March 31,
	2008	2009

Total revenue, net	$202,814	$187,367
Cost of goods sold	168,843	149,676

Gross profit	33,971	37,691
Less: Sales and marketing expense	15,019	13,540

Contribution	$18,952	$24,151

Contribution margin	9.3%	12.9%

Adjusted EBITDA.  Our measure of Adjusted EBITDA (a non-GAAP financial measure) (which we reconcile to “Net loss” in our statement of operations) consists of earnings before interest, taxes, depreciation, amortization, stock-based compensation, other income (expense) and discontinued operations. Adjusted EBITDA is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Adjusted EBITDA reflects an additional way of viewing our results that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our results. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. Our discussion above and below (i) explains why management believes that presentation of Adjusted EBITDA provides useful information to investors regarding our financial condition and results of continuing operations, (ii) to the extent material, discloses the additional purposes, if any, for which management uses this non-GAAP measure, and (iii) provides a reconciliation of this measure to our net loss. For further details on Adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net loss below (in thousands):

	Three months ended		Twelve months ended
	March 31,		March 31,
	2008	2009	2008	2009

Net loss	$(4,724)	$(2,099)	$(30,672)	$(10,033)
Add back amounts for computation of Adjusted EBITDA:
Depreciation and amortization, including internal-use software and website development, and other amortization	6,497	4,185	28,221	20,355
Stock-based compensation expense to employees and directors	1,184	849	4,633	3,687
Stock-based compensation to consultants for services	(14)	10	170	283
Stock-based compensation related to performance share plan	150	—	(400)	(1,150)
Treasury stock issued from treasury for 401(k) matching contribution	19	—	(89)	—
Interest (income) expense, net	(403)	743	(1,042)	1,445
Other (income), net	—	(1,736)	—	(290)
Loss from discontinued operations	—	—	300	—

Adjusted EBITDA	$2,709	$1,952	$1,121	$14,297

We believe that discussing Adjusted EBITDA at this stage of our business is useful to us and investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business.

Free Cash Flow.  Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” Although we believe that cash flows from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows.

	Three months ended March 31,		Twelve months ended March 31,
(in thousands)	2008	2009	2008	2009
Net cash provided by (used in) operating activities	$(41,044)	$(27,083)	$27,173	$15,921
Expenditures for fixed assets, including internal-use software and website development	(1,313)	(1,736)	(3,479)	(19,113)
Free cash flow	$(42,357)	$(28,819)	$23,694	$(3,192)

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

At March 31, 2009, we had $78.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $800,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2009, we had $62.5 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At March 31, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.0 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our Senior Notes as of March 31, 2009 was $36.9 million.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 8—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.     RISK FACTORS

Item 1A, (“Risk Factors”) of our most recently filed Form 10-K/A sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K/A; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Available Information

Our Internet website address is http://www.overstock.com or http://investors.overstock.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. Our Internet website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q or any other filings.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the first quarter of 2009, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to January 31, 2009	34,600	(1)	$—	—	$—
February 1, 2009 to February 28, 2009	636	(1)	$—	—	$—
March 1, 2009 to March 31, 2009	—		$—	—	$—
Total	35,236	(1)	$—	—	$—

(1)  Represents shares withheld for tax purposes upon the vesting of a portion of certain restricted stock unit grants.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

(a)	Exhibits

	10.1	Offer Letter to Stephen J. Chesnut dated December 18, 2008 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 5, 2009).

	10.2	Amended and Restated Loan Security Agreement dated January 6, 2009 with Wells Fargo Retail Finance, LLC (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 6, 2009).

	10.3	Note Purchase Agreement with Mountain Reservations, Inc. and Castles Travel, Inc. dated January 21, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 26, 2009).

	10.4	Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated March 23, 2009).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer

	31.2	Exhibit 31.2 Certification of Chief Financial Officer

	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2009	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance