Form 10-Q
period 2009-06-30
OVERSTOCK.COM, INC
filed 2009-07-31
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 22,820,528 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 27, 2009.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2008	2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,577	$69,765
Marketable securities	8,989	—
Cash, cash equivalents and marketable securities	109,566	69,765
Accounts receivable, net	6,985	8,739
Notes receivable (Note 4)	1,250	—
Inventories, net	17,723	12,023
Prepaid inventory, net	761	1,906
Prepaid expense	9,694	10,580
Total current assets	145,979	103,013
Fixed assets, net	23,144	20,876
Goodwill	2,784	2,784
Other long-term assets, net	538	2,658
Total assets	$172,445	$129,331
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$62,120	$27,051
Accrued liabilities	25,154	24,952
Deferred revenue	19,026	17,270
Capital lease obligations, current	—	520
Total current liabilities	106,300	69,793
Other long-term liabilities	2,572	2,727
Capital lease obligations, non-current	—	823
Convertible senior notes, net	66,558	59,330
Total liabilities	175,430	132,673
Commitments and contingencies (Note 8)
Redeemable common stock, $0.0001 par value, 63 shares outstanding as of June 30, 2009. No shares outstanding as of December 31, 2008 (Note 10)	—	695
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and June 30, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,536 and 25,583 shares issued as of December 31, 2008 and June 30, 2009, and 22,743 and 22,691 shares outstanding as of December 31, 2008 and June 30, 2009, respectively	2	2
Additional paid-in capital	338,620	339,659
Accumulated deficit	(264,985)	(266,695)
Treasury stock, 2,793 and 2,829 shares at cost as of December 31, 2008 and June 30, 2009, respectively	(76,670)	(77,003)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,985)	(4,037)
Total liabilities and stockholders’ deficit	$172,445	$129,331

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Revenue, net
Direct	$39,832	$28,788	$91,596	$63,847
Fulfillment partner	149,004	147,355	300,054	299,663

Total net revenue	188,836	176,143	391,650	363,510

Cost of goods sold
Direct(1)	34,871	23,726	79,674	54,204
Fulfillment partner	120,756	116,509	244,796	235,707

Total cost of goods sold	155,627	140,235	324,470	289,911

Gross profit	33,209	35,908	67,180	73,599

Operating expenses:
Sales and marketing(1)	14,244	11,122	29,263	24,662
Technology(1)	15,311	12,649	29,827	26,438
General and administrative(1)	10,867	12,204	20,430	25,658
Restructuring	—	(218)	—	(218)

Total operating expenses	40,422	35,757	79,520	76,540

Operating income (loss)	(7,213)	151	(12,340)	(2,941)

Interest income	740	27	2,044	150
Interest expense	(888)	(743)	(1,789)	(1,609)
Other income, net	2	954	2	2,690

Net income (loss)	$(7,359)	$389	$(12,083)	$(1,710)

Net income (loss) per common share—basic	$(0.32)	$0.02	$(0.52)	$(0.07)
Weighted average common shares outstanding—basic	22,750	22,817	23,048	22,810

Net income (loss) per common share—diluted	$(0.32)	$0.02	$(0.52)	$(0.07)
Weighted average common shares outstanding—diluted	22,750	23,107	23,048	22,810

(1) Includes stock-based compensation as follows (Note 12):
Cost of goods sold – direct	$50	$30	$99	$63
Sales and marketing	86	121	170	216
Technology	220	177	434	349
General and administrative	862	547	1,849	1,096

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Loss (unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balances at December 31, 2008	25,536	$2	$338,620	$(264,985)	(2,793)	$(76,670)	$48	$(2,985)
Stock-based compensation to employees and directors	—	—	1,724	—	—	—	—	1,724
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	110	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(36)	(333)	—	(333)
Redeemable common stock (Note 10)	(63)	—	(695)	—	—	—	—	(695)
Comprehensive loss :
Net loss	—	—	—	(1,710)	—	—	—	(1,710)
Reclassification adjustment for realized loss included in net loss	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss	—	—	—	—	—	—	—	(1,758)
Balances at June 30, 2009	25,583	$2	$339,659	$(266,695)	(2,829)	$(77,003)	$—	$(4,037)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,		Twelve months ended June 30,
	2008	2009	2008	2009	2008	2009

Cash flows from operating activities:

Net income (loss)	$(7,359)	$389	$(12,083)	$(1,710)	$(24,152)	$(2,285)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization, including internal-use software and website development	5,887	2,982	12,384	7,167	26,134	17,450
Realized loss on marketable securities	—	—	—	39	—	373
Loss on settlement of notes receivable (Note 4)	—	—	—	—	—	3,929
Loss on disposition of fixed assets	—	—	—	184	—	324
Stock-based compensation to employees and directors	1,068	875	2,252	1,724	4,564	3,494
Stock-based compensation to consultants for services	329	—	315	10	364	(46)
Stock-based compensation relating to performance share plan	150	—	300	—	(250)	(1,300)
Issuance of common stock from treasury for 401(k) matching contribution	—	—	19	—	(202)	—
Amortization of debt discount	85	71	172	145	344	307
Gain from early extinguishment of debt	—	(884)	—	(2,810)	—	(5,659)
Restructuring charges	—	(218)	—	(218)	—	(218)
Notes receivable accretion	(136)	—	(272)	—	(544)	(273)
Changes in operating assets and liabilities:

Accounts receivable, net	(700)	954	1,231	(1,754)	(2,644)	1,784
Inventories, net	3,934	(328)	11,607	5,700	2,890	2,013
Prepaid inventory, net	(80)	(505)	924	(1,145)	(524)	108
Prepaid expense	(363)	(1,631)	(2,909)	(2,338)	(1,746)	(1,551)
Other long-term assets, net	—	259	—	(457)	205	(973)
Accounts payable	(1,622)	(4,425)	(39,141)	(35,069)	3,129	(4,166)
Accrued liabilities	36	(2,151)	(12,633)	(71)	623	281
Deferred revenue	(927)	(413)	(2,702)	(1,756)	4,744	(2,993)
Other long-term liabilities	147	(9)	(59)	242	(252)	(161)

Net cash provided by (used in) operating activities	449	(5,034)	(40,595)	(32,117)	12,683	10,438

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited) (Continued)

(in thousands)

Cash flows from investing activities:
Purchases of marketable securities	(18,823)	—	(25,362)	—	(79,198)	(10,186)
Maturities of marketable securities	18,428	—	41,339	—	67,197	23,203
Sale of marketable securities prior to maturity	—	—	—	8,902	—	16,642
Expenditures for fixed assets, including internal-use software and website development	(5,136)	(1,787)	(6,449)	(3,523)	(7,176)	(15,764)
Collection of note receivable	754	—	1,256	1,250	1,758	1,500

Net cash provided by (used in) investing activities	(4,777)	(1,787)	10,784	6,629	(17,419)	15,395

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(428)	(3,796)	(428)	(3,806)	(428)
Drawdowns on line of credit	1,128	—	6,396	1,612	7,650	8,179
Payments on line of credit	(1,128)	—	(6,396)	(1,612)	(7,650)	(8,179)
Payments to retire convertible senior notes	—	(1,587)	—	(4,563)	—	(11,113)
Purchase of treasury stock	—	(6)	(12,000)	(333)	(12,000)	(1,785)
Exercise of stock options	924	—	924	—	2,233	547

Net cash provided by (used in) financing activities	922	(2,021)	(14,872)	(5,324)	(13,573)	(12,779)

Effect of exchange rate changes on cash	(9)	—	(32)	—	(56)	32

Net increase (decrease) in cash and cash equivalents	(3,415)	(8,842)	(44,715)	(30,812)	(18,365)	13,086
Cash and cash equivalents, beginning of period	60,094	78,607	101,394	100,577	75,044	56,679

Cash and cash equivalents, end of period	$56,679	$69,765	$56,679	$69,765	$56,679	$69,765

Supplemental disclosures of cash flow information:
Interest paid	$1,524	$1,341	$2,163	$1,510	$3,809	$2,737
Equipment and software acquired under capital lease obligations	$—	$1,771	$—	$1,771	$—	$1,771

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.                BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2008. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.                ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation and restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

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

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and June 30, 2009 was $38.1 million on a face value of $67.5 million and $46.0 million on a face value of $60.0 million, respectively. The fair value of the Senior Notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Allowance for doubtful accounts

From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs credit evaluations of its customers’ financial condition and payment history and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008 and at June 30, 2009.

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

During the three month periods ended June 30, 2008 and 2009, the Company capitalized $1.8 million of costs associated with internal-use software and website development, both developed internally and acquired externally, in each period. Amortization of costs associated with internal-use software and website development was $3.1 million and $1.5 million for those respective periods.  During the six month period ended June 30, 2008 and 2009, the Company capitalized $2.6 million and $2.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $6.2 million and $3.2 million for those respective periods.

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Note 13—“Business Segments”).

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

The Company began selling products through its website to customers outside the United States in August 2008. As of June 30, 2009 the Company was selling to customers in 37 countries.. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Reserve for returns

Total net revenue is recorded net of estimated returns. The Company maintains a reserve for returns based on current period revenues and historical returns experience. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of its products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.1 million at December 31, 2008, and $3.3 million at June 30, 2009.

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

Advertising expense

The Company recognizes advertising expenses in accordance with AICPA SOP No. 93-7, Reporting on Advertising Costs. As such, the Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $13.1 million and $10.2 million during the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, advertising expenses totaled $27.0 million and $21.8 million, respectively. Prepaid advertising (included in Prepaid expense in the accompanying Consolidated Balance Sheets) was $877,000 at December 31, 2008, and 963,000 at June 30, 2009.

Stock-based compensation

As required by SFAS No. 123(R), Share-based Payment, the Company measures compensation expense for all outstanding unvested share-based awards at fair value and recognizes compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 12—“Stock-Based Awards”).

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

Earnings (loss) per share

In accordance with SFAS No. 128, Earnings per share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, restricted stock units and convertible senior notes are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Net income (loss) attributable to common shares	$(7,359)	$389	$(12,083)	$(1,710)

Weighted average common shares outstanding—basic	22,750	22,817	23,048	22,810
Effect of dilutive securities:
Stock options	—	5	—	—
Restricted stock units	—	285	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	22,750	23,107	23,048	22,810

Net income (loss) per common share—basic	$(0.32)	$0.02	$(0.52)	$(0.07)

Net income (loss) per common share—diluted	$(0.32)	$0.02	$(0.52)	$(0.07)

The shares issuable related to stock options, restricted stock units, and 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding were not included in the computation of diluted loss per common share for the three month period ended June 30, 2008 and the six month periods ended June 30, 2008 and 2009 because to do so would have been anti-dilutive. The number of shares issuable related to stock options outstanding was 1.0 million shares and 802,000 shares as of June 30, 2008 and 2009, respectively.

As of June 30, 2009, the Company had $60.0 million of Senior Notes outstanding (see Note 7—“Borrowings”—“3.75% Convertible Senior Notes”), which could potentially convert into 787,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 is effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and APB Opinion No. 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115, FSP FAS No. 115-1 and FSP FAS No. 124-1 and conforms changes to other standards including EITF Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3 and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of

SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162 (“SFAS No. 168”), which became the source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

Out of period adjustment

In the second quarter of 2009, the Company classified 63,000 shares or approximately $695,000 of the Company’s common stock outside stockholders’ equity because the redemption features related to these unregistered shares were not within the Company’s control (see Note 10). As this classification does not materially impact net income (loss) before income taxes and was not material to any of the prior years’ financial statements, both individually and in the aggregate, the Company recorded the classification of these unregistered shares in the second quarter of 2009 financial statements.

3.                RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense, cash payments from sub-lessees, and adjustments associated with the facilities consolidation and restructuring program are as follows as of June 30, 2009 (in thousands):

	Balance	Charges to	Cash		Balance
	12/31/2008	Expense	payment	Adjustments	06/30/2009
Lease and contract termination costs liability	$3,184	$—	$(153)	$(218)	$2,813

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007. There were no additional restructuring charges during the six month period ended June 30, 2008. The Company reversed approximately $218,000 of the lease and contract termination costs liability in the second quarter of 2009 due to the Company sub-leasing some of its abandoned office facilities earlier than it had originally estimated at the beginning of the program. The Company believes that, except for the additional lease and contract termination costs related to potentially abandoning and subleasing its current office facilities, the restructuring program is substantially complete. If the Company determines to move its corporate headquarters, the Company expects it will incur future restructuring expenses.

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

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three and six month periods ended June 30, 2008. There were no realized gains and losses on sales of marketable securities during the three and six month periods ended June 30, 2008 and realized losses on the sale of marketable securities were $39,000 for the six month period ended June 30, 2009. The Company held no marketable securities at June 30, 2009.

6.                OTHER COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Net income (loss)	$(7,359)	$389	$(12,083)	$(1,710)
Net unrealized gain on marketable securities	(125)	—	(3)	—
Reclassification adjustment for realized loss included in net loss	—	—	—	(48)
Foreign currency translation adjustment	(9)	—	(32)	—

Comprehensive income (loss)	$(7,493)	$389	$(12,118)	$(1,758)

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

At June 30, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.3 million were issued on behalf of the Company supported by cash balances held at Wells Fargo, which is included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.

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

At June 30, 2009, no amounts were available to the Company under the Amended WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo and therefore the facility does not provide additional liquidity to the Company. At June 30, 2009, $1.1 million was outstanding and $135,000 was available under the Purchasing Card.

Capital leases

The Company leased certain software and computer equipment during the three month period ended June 30, 2009 under non-cancelable leases that expire on various dates through 2012.

Software and computer equipment relating to the capital leases totaled $1.5 million at June 30, 2009, with accumulated depreciation of $41,000. Depreciation expense of assets recorded under capital leases was $1.0 million and $41,000 for the three month periods ended June 30, 2008 and June 30, 2009, respectively. For the six month periods ended June 30, 2008 and 2009, depreciation of assets recorded under capital leases was $2.4 million and $41,000, respectively. Future payments of capital lease obligations are as follows (in thousands);

Payments due by period
2009 (remainder)	$132
2010	703
2011	703
2012	110
Total minimum lease payments	1,648
Less: amount representing interest	(305)
Present value of capital lease obligations	1,343
Less: current portion	(520)
Capital lease obligations, non-current	$823

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $85,000 and $71,000 during the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, respectively, the Company recorded amortization of discount and debt issuance costs related to this offering totaling

$172,000, and $145,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). The Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s Board of Directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the six month period ended June 30, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 (see Note 11—“Stock and Debt Repurchase Program”). As of June 30, 2009, $60.0 million of the Senior Notes remain outstanding.

8.                COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

In July 2005, the Company leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. As of June 30, 2009, the total lease obligation over the remaining term of this lease is $27.4 million, of which approximately $4.1 million is payable in the next twelve months. $8.1 million of the total lease obligation is offset by estimated sublease payments, of which $1.3 million is anticipated to be received in the next twelve months.

Logistics and warehouse space

The Company leases 881,000 square feet for its warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and February 2016.

On April 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility located in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease provides that the Company will lease the New Warehouse in stages: on October 15, 2008, the Company leased the initial 272,687 square feet of the New Warehouse; on February 1, 2009, the Company leased a total of 475,187 square feet; on June 1, 2009, the Company leased a total of 565,187 square feet; and, on September 1, 2009, the Company will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot for the first stage, to $0.3950 per square foot for the last year of the Natomas Lease term. The Company constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

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

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2009, are as follows (in thousands):

Payments due by period
2009 (remainder)	$4,167
2010	8,726
2011	8,989
2012	8,868
2013	8,325
Thereafter	15,036
$54,111

Rental expense for operating leases totaled $2.9 million and $2.0 million for the three month periods ended June 30, 2008 and 2009, respectively. For the six month period ended June 30, 2008 and 2009, rental expense totaled $5.9 million and $4.1 million, respectively.

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

On August 11, 2005, along with shareholder plaintiffs, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. On October 12, 2005, the Company filed an amended complaint against the same entities alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals and those defendants have been dismissed from the case. On October 22, 2008, the Company amended the complaint to name as additional defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha because of their former or existing status as general partners of Copper River Partners, L.P. On December 15, 2008 all the newly named defendants filed an Anti-SLAPP motion to strike the amended complaint; a demurrer to the second, fourth and fifth causes of action; and a motion to quash the summons for defendants Longinotti, Renna and Warzecha for lack of jurisdiction. On April 23, 2009, the court denied defendants’ Anti-SLAPP motion and demurrers, but granted the motion to quash the summons for newly named defendants Longinotti, Renna and Warzecha. On May 14, 2009, the shareholder plaintiffs dismissed their claims against the defendants. The parties are in the discovery phase of the case. Trial is set for February 9, 2010. The Company intends to continue to pursue this action vigorously against all of the Rocker entities and their principals.

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham. In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity. In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices. In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, 2008 Copper River dismissed its complaints against Mr. Fisher. The parties are in the discovery phase of the case. Trial is set for February 9, 2010. The Company intends to continue to defend the Copper River cross-complaint vigorously.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. The Company is seeking damages of $3.48 billion. In April 2007, defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The Company elected not to pursue its claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding allegations of collective action among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer.  Discovery in this case continues. No trial date has been set. The Company intends to continue to vigorously prosecute this action.

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. The Company has responded to the subpoena. The Company believes that it follows industry advertising practices and intends to continue to cooperate with the investigation.

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied the Company’s motion for summary judgment. On February 12, 2009, the Company filed notice of appeal which is now pending before the New York Supreme Court, Appellate Division.

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

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company asks in its complaint for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants have not answered the complaint, but have moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as the Company had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. The ruling is not yet final. The Company has made no determination to appeal.

On December 22, 2008, the Company, along with thirty-seven other defendant retailers and manufacturers was sued in a patent infringement law suit filed by Guardian Media Technologies, LTD in the United States District Court, Central District of California. The Company is alleged to have sold products infringing patents owned by the plaintiff involving certain processes designed to block content from being viewed on televisions and DVD players.  The Company believes that vendors and suppliers who sold these products to the Company are obligated under their vendor and supplier agreements to indemnify the Company against plaintiff’s infringement claims and the Company is pursuing its indemnification rights under those contracts. By agreement with the plaintiff the Company will now be dismissed from the suit while plaintiff litigates its claims against the manufacturers. Though the proposed dismissal has been filed with the court, the Company has not yet been dismissed from the suit. Under the agreement, the plaintiff retains the right to sue the Company in future on claims and damages not disposed of in its suit against the manufacturers.

On January 22, 2009, the Company, along with seven other defendants was sued in a patent infringement law suit by SBJ IP Holdings 1, LLC, in the United States District Court, Eastern District of Texas. The Company is alleged to have infringed a patent owned by the plaintiff involving certain processes by which online retail companies make product purchase recommendations to their customers. The Company believes that two third-party vendors who sold recommendation software products to the Company are obligated under their vendor agreements to indemnify the Company against plaintiff’s infringement claims. Both vendors affirmed the Company’s indemnification rights and are defending the action respecting their respective products. The suit is in its early stages, and the Company intends to vigorously defend this action.

On March 10, 2009 the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Company has filed a motion to dismiss.  The suit is in its early stages, and the Company intends to vigorously defend this action.

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

10.          REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 201,421 more shares of the Company’s common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan.  These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At June 30, 2009, approximately 63,000 shares ($695,000) of the Company’s common stock were classified outside stockholders’ equity because of the potential rescission rights.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the six month periods ended June 30, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000.

During the three month period ended June 30, 2009, the Company retired $2.5 million of its Senior Notes and recorded a $884,000 gain, net of amortization of debt discount of $29,000.  This was in addition to the $4.9 million of Senior Notes that were retired during the first quarter of 2009 when the Company recorded a $1.9 million gain, net of amortization of debt discount of $63,000.  As of June 30, 2009, $60.0 million of the Senior Notes remain outstanding.

12.         STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Stock options	$826	$434	$1,760	$876
Restricted stock units	242	441	492	848
Performance shares	150	—	300	—

Total stock-based compensation expense	$1,218	$875	$2,552	$1,724

As of June 30, 2009, there was $7.7 million of net unrecognized compensation cost related to stock-based compensation arrangements.

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and six month periods ended June 30, 2008 were as follows (there were no options granted during the three and six month periods ended June 30, 2009):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Dividend yield	None	N/A	None	N/A
Expected volatility	65.9%	N/A	70.6%	N/A
Risk-free interest rate	2.70%	N/A	2.91%	N/A
Expected life (in years)	6.3	N/A	6.3	N/A
Weighted average fair value of options granted	$13.27	$ N/A	$9.18	$ N/A

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

Stock options outstanding totaled 974,000 and 802,000 options at December 31, 2008 and June 30, 2009, respectively. These totals include all stock option awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

Restricted stock units

In the first six month period of 2009, the Compensation Committee of the Board of Directors approved grants of 365,700 restricted stock units to officers and employees of the Company. 337,200 restricted stock units were granted in the three month period ended March 31, 2009 and 28,500 restricted stock units were granted in the three month period ended June 30, 2009. The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the three and six month periods ended June 30, 2009 was $12.84 and $10.12 per stock unit, respectively.

The following table summarizes our restricted stock unit activity for the six month period ended June 30, 2009 (in thousands):

Number of Units
Outstanding at December 31, 2008	449
Units granted	366
Units vested	(110)
Units cancelled	(56)
Outstanding at June 30, 2009	649

The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company. At June 30, 2009, there were 649,000 restricted stock units that remained outstanding.

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

As of June 30, 2008, the Company had recognized $1.3 million in cumulative compensation expense under the Plan, including $150,000 for the quarter ended June 30, 2008 and $300,000 for the six month period ended June 30, 2008. During the year ended December 31, 2008, the Company reversed the cumulative total of compensation expense under the Plan as the Board determined no payments would be made under the Plan. The Plan expired December 31, 2008.

13.         BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and six month periods ended June 30, 2008 and 2009. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six month periods ended June 30, 2008 and 2009 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2008
Revenue, net	$39,832	$149,004	$188,836	$91,596	$300,054	$391,650
Cost of goods sold	34,871	120,756	155,627	79,674	244,796	324,470

Gross profit	$4,961	$28,248	$33,209	$11,922	$55,258	$67,180
Operating expenses			(40,422)			(79,520)
Other income (expense), net			(146)			257

Net loss			$(7,359)			$(12,083)

2009
Revenue, net	$28,788	$147,355	$176,143	$63,847	$299,663	$363,510
Cost of goods sold	23,726	116,509	140,235	54,204	235,707	289,911

Gross profit	$5,062	$30,846	$35,908	$9,643	$63,956	$73,599
Operating expenses			(35,757)			(76,540)
Other income (expense), net			238			1,231

Net income (loss)			$389			$(1,710)

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

For the three and six month periods ended June 30, 2008 and 2009, over 99% of sales were made to customers in the United States of America. At December 31, 2008 and June 30, 2009, all of the Company’s fixed assets were located in the United States of America.

14.          RELATED-PARTY TRANSACTIONS

On April 1, 2009, Mr. James V. Joyce resigned from his position as a member of the Board of Directors of the Company.  Mr. Joyce’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Joyce and the Company concurrently ended the Company’s consulting arrangement with Icent LLC, which is a management consulting company of which Mr. Joyce is the chief executive officer, and through which Mr. Joyce provided consulting services to the Company. In connection with the termination of the consulting arrangement, the Company accrued $1.25 million, which was paid to Mr. Joyce on April 1, 2009.

15.          SUBSEQUENT EVENTS

Management evaluated activity of Overstock.com through July 31, 2009 (the issue date of the Unaudited Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Unaudited Consolidated Financial Statements or disclosure in the Notes to the Unaudited Consolidated Financial Statements.

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

Our Company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 173,000 products under multiple departments under the shopping tab on our Website, and offer approximately 495,000 media products in the Books etc. department on our Website.

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

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements”—Note 13—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the three and six month periods ended June 30, 2008, and 2009, no single customer accounted for more than 1% of our total net revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three and six month periods ended June 30, 2009, we fulfilled approximately 16% and 15%, respectively, of all orders through our warehouses. For the same periods in 2008, we fulfilled approximately 17% and 19%, respectively.  Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,250 third parties which post approximately 167,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008.  As of June 30, 2009 we were selling to customers in 37 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

•revenue recognition;

•estimating valuation allowances and accrued liabilities (specifically, the reserve for returns, restructuring liability, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory);

•internal use software and website development (acquired and developed internally);

•accounting for income taxes;

•valuation of long-lived and intangible assets and goodwill; and

•stock-based compensation.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars and real estate listing businesses. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements”—Note 13—“Business Segments”).

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

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three month period ended June 30, 2009 (in thousands):

Change in the	Three months ended June 30, 2009
Estimate of Average Transit Times (Days)	Effect on Revenue	Effect on Net Income (Loss)
-2	$5,071	$967
-1	$1,766	$388
As reported	As reported	As reported
1	$(2,085)	$(394)
2	$(4,381)	$(831)

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

International business

We began selling products through our website to customers outside the United States in August 2008.  As of June 30, 2009 we were selling to customers in 37 countries. We do not have operations outside the United States, and are utilizing a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Deferred revenue

Payment is generally required by credit card at the point of sale. Amounts owed or received prior to delivery of products or services provided are recorded as deferred revenue. Amounts received in advance for Club O membership fees, our loyalty program, are recorded as deferred revenue and recognized ratably over the membership period. In addition, we sell gift cards and record related deferred revenue at the time of the sale. Revenue from a gift card is recognized upon redemption. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote.

Reserve for returns

Total net revenue is recorded net of estimated returns. We maintain a reserve for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve and other allowances in any accounting period. The reserve for returns was $5.1 million at December 31, 2008, and $3.3 million at June 30, 2009.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008, and June 30, 2009.

Reserve for obsolete and damaged inventory

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2008, our inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million. At June 30, 2009, our inventory balance was $12.0 million (including $2.3 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $1.9 million.

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

During the three month periods ended June 30, 2008 and 2009, we capitalized $1.8 million of costs associated with internal-use software and website development, both developed internally and acquired externally, in each period. Amortization of costs associated with internal-use software and website development was $3.1 million and $1.5 million for those respective periods.  During the six month periods ended June 30, 2008 and 2009, we capitalized $2.6 million and $2.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $6.2 million and $3.2 million for those respective periods.

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and June 30, 2009, we have recorded a full valuation allowance of $86.9 million and $87.0 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of a full valuation allowance there was no effect on our financial condition or results of operations as a result of implementing FIN 48. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with unrecognized tax positions. There have been no changes during the six month period ended June 30, 2009.

We have recorded no provision or benefit for federal and state income taxes as we have incurred annual net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Valuation of long-lived and intangible assets and goodwill

Under SFAS No. 142, Goodwill and Other Intangible Assets  (“SFAS No. 142”), goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with this guidance, we test for impairment of goodwill at least annually or as circumstances dictate. Goodwill totaled $2.8 million as of December 31, 2008 and June 30, 2009.

There were no impairments to goodwill recorded during the year ended December 31, 2008, and the three and six month periods ended June 30, 2009.

Stock-based compensation

Stock options

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

Expected Term:  For 2007 and 2008 option grants, we elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment   (“SAB No. 107”), to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), beyond December 31, 2007. We adopted SAB No. 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Restricted stock units

During the six month period ended June 30, 2009, the Company granted a total of 365,700 restricted stock units to employees, of which 337,200 restricted stock units were granted in the three month periods ended March 31, 2009 and 28,500 restricted stock units were granted in the three month period ended June 30, 2009.  The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2009, there were 649,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of our shares of common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock-Based Awards”).

Performance share plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “Plan”) and approved grants to executive officers and certain employees.

As of June 30, 2008, we had recognized $1.3 million in total compensation expense under the Plan, including $150,000 in the three month period ended June 30, 2008 and $300,000 in the six month period ended June 30, 2008. During the year ended December 31, 2008, we reversed the cumulative total of compensation expense under the Plan as the Board determined no payments would be made under the Plan. The Plan expired on December 31, 2008.

Recent accounting pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 107-1 and Accounting Principles Board (“APB”) Opinion (“APB”) No. 28-1,  Interim Disclosures about Fair Value of Financial Instruments  (“FSP FAS No. 107-1 and APB Opinion No. 28-1”), which amends the disclosure requirements of SFAS No. 107 and APB Opinion No. 28 and requires disclosure about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB Opinion No. 28-1 is effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 107-1 and ABP Opinion No. 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments  (“FSP FAS No. 115-2 and FAS No. 124-2”), which amends SFAS No. 115, FSP FAS No. 115-1 and FAS No. 124-1 and conforms changes to other standards including Emerging Issue Task Force (“EITF”) Issue No. 99-20 and AICPA Statement of Position (“SOP”) No. 03-3 and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS No. 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 115-2 and FAS No. 124-2 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (“FSP FAS No. 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157,  Fair Value Measurements , when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly and applies to all assets and liabilities with the scope of accounting pronouncements that require or permit fair value measurements, except in paragraphs 2 and 3 of SFAS No. 157. FSP FAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS No. 157-4 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or fiscal periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162 (“SFAS No. 168”), which became the source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect the adoption of SFAS No. 168 will have a material impact on our consolidated financial statements.

We periodically review new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable to us, we have not identified any other new standards that we believe merit further discussion and we expect that none would have a significant impact on our consolidated financial statements.

Out of Period Adjustment

In the second quarter of 2009, we classified 63,000 shares or approximately $695,000 of the Company’s common stock outside stockholders’ equity because the redemption features related to these unregistered shares were not within the Company’s control (see Item 1 of Part 1, “Financial Statements” — Note 10—“Redeemable Common Stock”). As this classification does not materially impact net income (loss) before income taxes and was not material to any of the prior years’ financial statements both individually and in the aggregate, we recorded the classification of these unregistered shares in the second quarter of the 2009 financial statements.

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

Commentary—Revenue.  Revenue growth in our business has been shrinking modestly since early in the fourth quarter of 2008 as consumers have decreased discretionary spending due to economic concerns. During this period, we have seen a relative decrease in larger ticket items such as jewelry, watches, computers and consumer electronics. This has affected our average order size, which decreased 9% from prior year levels. We have made a conscious effort this year to focus on areas below the revenue line, specifically, contribution dollar growth by expanding gross profit and improving sales and marketing efficiency. While this may not drive growth, it has improved profitability.

Commentary—Gross Profit and Gross Margin.  Despite a lower revenue base, gross profit increased by 8% in the second quarter and gross margin expanded 280 basis points to 20.4%. This improvement was largely the result of supply chain efficiencies we have initiated throughout the year. While we believe there are additional cost efficiencies that can be extracted from our operational expense structure, and we are focused on increasing gross profits, we do not expect to see gross margins continue to rise. Rather, it is our intention to pass much of any further improvement on to our customers in the form of lower prices. In addition, we anticipate a modest increase in fixed warehouse expenses as we lease the remaining space in our new distribution center this September.

Commentary—Sales and Marketing. We also continue our efforts to increase the efficiency of our sales & marketing efforts .We monitor the performance of all of our sales and marketing channels, and have been more aggressive in reducing expenditures in less efficient areas. As a result, sales and marketing expense decreased 22% to $11.1 million and marketing as a percentage of revenue improved to 6.3% this quarter from 7.5% last year.

Commentary—Technology/G&A. Combined technology and G&A expenses decreased 5% to $24.9 million due primarily to lower technology costs; specifically, lower depreciation expense. This more than offset rising G&A expenses which were higher due to an increase in personnel and facilities costs.  We are investing in key areas of our business; specifically, IT related staff, and we estimate that combined technology and G&A expenses will be approximately $105 million for the year ended 2009.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin.  Our primary focus this year has been growth in contribution through higher gross profit and more efficient sales and marketing efforts. During the second quarter, contribution expanded by 31% to $24.8 million, and contribution margin was 14.1% By increasing contribution and controlling growth in our fixed expenses, we have been able to show improvement in overall profitability. See “Non-GAAP Financial Measures” below for the calculation of Contribution.

Commentary—Adjusted EBITDA (a non-GAAP financial measure).  Adjusted EBITDA for the second quarter of 2009 was $4.0 million and $18.1 million over the trailing twelve months. On a trailing twelve month basis, Adjusted EBITDA has been positive for six consecutive quarters. Depreciation for 2009, is estimated to be $13.0 million, approximately $9.0 million less than 2008. We believe that in the foreseeable future our planned capital expenditures will be roughly the same as our annual depreciation costs, which should keep our depreciation at consistent levels going forward.  See “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net loss.

Commentary—Cash Flows.  We used $5.0 million in cash flow from operations in the second quarter of 2009 compared to cash provided of $449,000 during the same period in 2008. On a trailing twelve month basis, however, operating cash flows were positive $10.4 million as of June 30, 2009. This compares to $12.7 million on a trailing twelve month basis as of June 30, 2008.

“Free Cash Flow” (a non-GAAP financial measure) for the three month periods ended June 30, 2009 and 2008 totaled $(6.8) million and $(4.7) million, respectively. For the twelve month periods ended June 30, 2009 and 2008, Free Cash Flow was $(5.3)

million and $5.5 million.

See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Commentary—Balance Sheet.  We ended the quarter with $69.8 million in cash and cash equivalents, compared to $109.6 million at December 31, 2008, including marketable securities. Working capital was $33.2 million at June 30, 2009, down from $39.7 million at December 31, 2008. The $6.5 million difference is primarily comprised of $4.6 million used to retire debt and $3.5 million used for capital expenditures for the first half of 2009. We ended the quarter with $12.0 million of total inventory, a decrease of $2.0 million from the end of the second quarter of 2008.

Commentary—Debt Repurchase Program.  At June 30, 2009, $60.0 million of our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) were outstanding. On February 17, 2009, our Board authorized us to spend up to $20.0 million to repurchase Senior Notes. To date, we have spent $4.6 million to retire $7.4 million of Senior Notes under the new debt repurchase program, all of which occurred during the six month period ended June 30, 2009.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	21.1%	16.3%	23.4%	17.6%
Fulfillment partner	78.9	83.7	76.6	82.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	18.5	13.5	20.3	14.9
Fulfillment partner	63.9	66.1	62.5	64.9
Total cost of goods sold	82.4	79.6	82.8	79.8
Gross profit	17.6	20.4	17.2	20.2
Operating expenses:
Sales and marketing	7.5	6.3	7.5	6.8
Technology	8.1	7.2	7.6	7.3
General and administrative	5.8	6.9	5.3	7.0
Restructuring	—	(0.1)	—	(0.1)
Total operating expenses	21.4	20.3	20.4	21.0
Operating income (loss)	(3.8)	0.1	(3.2)	(0.8)
Interest income	0.4	—	0.6	—
Interest expense	(0.5)	(0.4)	(0.5)	(0.4)
Other income (expense), net	—	0.5	—	0.7
Net income (loss)	(3.9)%	0.2%	(3.1)%	(0.5)%

Comparison of Three and Six Month Periods Ended June 30, 2008 and 2009

Revenue

Total net revenue decreased 7% from $188.8 million for the three month period ended June 30, 2008, to $176.1 million for the three month period ended June 30, 2009. See “Executive Commentary” above.

Direct revenue decreased 28% from $39.8 million in the second quarter of 2008 to $28.8 million in the second quarter of 2009, and fulfillment partner revenue decreased 1% from $149.0 million to $147.4 million.

Total net revenue decreased 7% from $391.7 million for the six month period ended June 30, 2008, to $363.5 million for the six month period ended June 30, 2009.  Direct revenue decreased 30% from $91.6 million to $63.8 million. Fulfillment partner revenue of $300.0 million decreased 1% from the six month period ended June 30, 2008 to $299.6 million for the six month period ended June 30, 2009.

Gross profit and gross margin

Generally, our overall gross margins fluctuate based on several factors, including our product mix of sales; sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing and inventory management decisions within the direct business; warehouse management costs; customer service costs; and our discounted shipping offers. Discounted shipping offers reduce shipping revenue, and therefore reduce our gross margin on retail sales.

Gross margin increased 280 basis points, from 17.6% in second quarter of 2008 to 20.4% in the second quarter of 2009, and gross profit was $33.2 million and $35.9 million, respectively, an 8% increase.  For the six month periods ended June 30, gross margin increased from 17.2% in 2008 to 20.2% in 2009, an increase of 300 basis points, and gross profit increased from $67.2 million to $73.6 million, respectively, an increase of 10%.

In the second quarter of 2009, we reduced total cost of goods sold by $87,000 for recoveries from partners who were underbilled in 2008 for certain fees and charges they were contractually obligated to pay. This accounted for 5 basis points of the 280 basis point improvement from the second quarter of 2008. Without this reduction, gross profit for the three month period ended June 30, 2009, would be $35.8 million (20.3% as a percentage of total revenue), and would not change the 8% increase in gross profit from the second quarter of 2008.

For the six month period ended June 30, 2009, we reduced total cost of goods sold by $2.0 million for recoveries from partners who were underbilled in 2008 for certain fees and charges that they were contractually obligated to pay and a refund of overbillings by a freight carrier for charges from the fourth quarter of 2008. When the underbillings and overbillings were originally discovered, we determined that the recovery of such amounts was not assured, and that consequently the potential recoveries constituted a gain contingency. Accordingly, we determined that the appropriate accounting treatment for the potential recoveries was to record their benefit only when such amounts became realizable (i.e., an agreement had been reached with the other party and the other party had the wherewithal to pay). We are currently reviewing our policies and procedures surrounding partner supplier cost updates and partner billing processes to ensure that the amounts contractually negotiated are billed in a complete and timely manner and vendor amounts owed are correctly invoiced. We may have further billing recoveries from our partners and vendors in the future that we will seek to recover. We will recognize such recoveries, if any, in the manner described above. These recoveries accounted for 55 basis points of the 300 basis point improvement from the six month period ended June 30, 2008.  Without this reduction, gross profit for the six month period ended June 30, 2009 would be $71.6 million (19.7% as a percentage of total revenue), a 7% increase from the six month period ended June 30, 2008 rather than that 10% increase detailed above.

Gross margins for the past two quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009	Q2 2009
Direct	13.4%	12.5%	10.4%	8.7%	11.3%	13.1%	17.6%
Fulfillment Partner	17.9%	19.0%	18.7%	19.0%	18.7%	21.7%	20.9%
Combined	16.7%	17.6%	17.2%	17.0%	17.1%	20.1%	20.4%

Cost of goods sold includes stock-based compensation expense of $50,000 and $30,000 for the three month periods ended June 30, 2008 and 2009, respectively. Stock-based compensation included in Costs of goods sold totaled $99,000 and $63,000 for the six month periods ended June 30, 2008 and 2009, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business increased 2% from $5.0 million during the three month period ended June 30, 2008 to $5.1 million for the same period in 2009, and gross margin increased from 12.5% to 17.6%. For the six month periods ended June 30, gross profit decreased 19% from $11.9 million in 2008 to gross profit of $9.6 million in 2009, and gross margin increased from 13.0% to 15.1%.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $28.2 million and $30.8 million for the three month periods ended June 30, 2008 and 2009, respectively, an increase of 9%, and gross margin increased from 19.0% to 20.9%. Gross profit increased 16% from $55.3 million during the six month period ended June 30, 2008 to $64.0 million of gross profit generated during the six month period ended June 30, 2009, and gross margin increased from 18.4% in to 21.3% in 2009. In the six month period ended June 30, 2009, we reduced cost of goods sold related to our fulfillment partner business by $2.0 million for billing recoveries from partners who were underbilled earlier in the year for certain fees and charges that they were contractually obligated to pay and other vendor recoveries. This accounted for 60 basis points of the 290 basis point improvement in gross profit for our fulfillment partner business as a percentage of fulfillment partner revenue from the second quarter of 2008.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2008		2009		2008		2009

Total net revenue	$188,836	100%	$176,143	100%	$391,650	100%	$363,510	100%
Cost of goods sold
Product costs and other cost of goods sold	145,207	77%	130,522	74%	302,067	77%	269,166	74%
Fulfillment costs	10,420	6%	9,713	6%	22,403	6%	20,745	6%
Total cost of goods sold	155,627	82%	140,235	80%	324,470	83%	289,911	80%
Gross profit	$33,209	18%	$35,908	20%	$67,180	17%	$73,599	20%

As shown in the table above, fulfillment costs during the three month periods ended June 30, 2008 and 2009 were $10.4 million and $9.7 million, representing 6% of total net revenue for those respective periods. For the six month periods ended June 30, 2008 and 2009, fulfillment costs were $22.4 million and $20.7 million or 6% of total revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing expenses.  We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $14.2 million and $11.1 million for the three month periods ended June 30, 2008 and 2009, respectively, representing 7.5% and 6.3% of total net revenue for those respective periods. Comparing the second quarter of 2008 with the same quarter of 2009, sales and marketing expenses decreased 22%. For the six month periods ended June 30, 2008 and 2009, sales and marketing expenses decreased 16% from $29.3 million in 2008 to $24.7 million in 2009, representing 7.5% and 6.8% of total revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending in 2009.

Sales and marketing expenses also include stock-based compensation expense of $86,000 and $121,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, sales and marketing expenses included stock-based compensation of $170,000 and $216,000, respectively.

Costs associated with our discounted shipping and other promotions are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross margin. We consider discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses.  We seek to efficiently invest in our technology, including web services, customer support solutions, search, and expansion of new and existing product categories, as well as continuing to enhance the customer experience, improving our process efficiency and supporting our logistics infrastructure.

Technology expenses totaled $15.3 million and $12.6 million for the second quarters of 2008 and 2009, representing 8.1% and 7.2% of revenue for the second quarters of 2008 and 2009, respectively. Comparing the second quarter of 2008 to the second quarter of 2009, technology expenses decreased 17% primarily due to decreased depreciation expense for technology equipment and software development. For the six month periods ended June 30, 2008 and 2009, technology expenses totaled $29.8 million and $26.4 million, respectively, representing 7.6% and 7.3% of total revenue for those respective periods.

Technology expenses include stock-based compensation expense of $220,000 and $177,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, technology expenses included stock-based compensation of $434,000 and $349,000, respectively.

General and administrative expenses.  General and administrative (“G&A”) expenses totaled $10.9 million and $12.2 million for the three month periods ended June 30, 2008 and 2009, respectively, representing approximately 5.8% and 6.9% of total net revenue for those respective periods. The $1.3 million increase in G&A expenses for the three month period ended June 30, 2009 compared to the same period in 2008 is attributable to an increase in the number of merchandising, finance and administrative employees.

For the six month periods ended June 30, 2008 and 2009, G&A expenses totaled $20.4 million and $25.7 million, representing 5.2% and 7.1% of total revenue for both periods, respectively. The increase of $5.2 million in G&A expenses, which represents an increase of 26% for the six month period ended June 30, 2008 compared to the same period in 2009 is primarily due to an increase in the number of merchandising, finance and administrative employees, additional facilities costs relating to the build-out of a new customer service center in the first part of 2009 and an expense of $1.25 million related to termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

Legal expenses were also higher in the three and six month period ended June 30, 2009 compared to the same period in 2008; however, the increase was partially offset as we recognized a reduction of legal expense of $1.2 million for a $2.75 million payment that we received from an insurer in the settlement of a dispute regarding insurance coverage of a legal matter.  The remaining balance of $1.55 million is recorded in accrued liabilities at June 30, 2009 in the accompanying Consolidated Balance Sheets, and our future recognition of amounts from the remaining balance is subject to a number of contingencies, including our incurring further related legal fees (see Item 1 of Part 1, “Financial Statements” — Note 8—“Commitments and Contingencies” for more information about our legal proceedings).

General and administrative expenses include stock-based compensation expense of approximately $862,000 and $547,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, G&A included stock-based compensation expense of $1.8 million and $1.1 million, respectively.

Overall, our total operating expenses decreased 12% during the second quarter of 2009 when compared to the same quarter of the previous year, while total net revenues decreased 7% and gross profit increased 8% for the same period in 2008.  Comparing the six-month period ended June 30, 2009 to same period in 2008, total operating expenses decreased 4%, while total revenue decreased 7% and gross profit increased 10%.

Restructuring. During the quarter ended June 30, 2009, we reduced accrued restructuring liabilities by $218,000 primarily as a result of subleasing some of the previously abandoned office space in our corporate headquarters earlier than originally anticipated (see Item 1 of Part I, “Financial Statements”—Note 3—“Restructuring Expense”).

Non-operating income (expense)

Interest income and interest expense.  Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the second quarter of 2008 to the second quarter of 2009, the decrease in interest income is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes. Interest expense for the three month periods ended June 30, 2008 and 2009 totaled $888,000 and $743,000, respectively. For the six month periods ended June 30, 2008 and 2009, interest expense totaled $1.8 million and $1.6 million, respectively.

Other income (expense), net.  For the three month period and six month period ended June 30, 2009, other income (expense), net was $954,000 and $2.7 million, respectively, which relates primarily to gains from the early extinguishment of a portion of our 3.75% Convertible Senior Notes (“Senior Notes”). For the six month period ended June 30, 2009, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000. This gain was offset in part by a loss on the disposition of fixed assets of $184,000.

During the three month period ended June 30, 2009, we retired $2.5 million of our Senior Notes and recorded a $884,000 gain, net of amortization of debt discount of $29,000.  This was in addition to the $4.9 million of Senior Notes that were retired during the first quarter of 2009 for which we recorded a $1.9 million gain, net of amortization of debt discount of $63,000 (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”).

Sale of discontinued operations

On January 21, 2009, we entered into a Note Purchase Agreement to sell both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc. for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded during the year ended December 31, 2008 (see Item 1 of

Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

For the six month periods ended June 30, 2008 and 2009, we incurred net losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2008 and June 30, 2009, we had net operating loss carry forwards of approximately $171.8 million and $177.1 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	$187,367	$176,143	N/A	N/A
2008	202,814	188,836	186,855	255,862
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At June 30, 2009, our cash and cash equivalents balance was $69.8 million.

Cash flow information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)

Cash provided by (used in):
Operating activities	$449	$(5,034)	$(40,595)	$(32,117)
Investing activities	(4,777)	(1,787)	10,784	6,629
Financing activities	922	(2,021)	(14,872)	(5,324)

Free Cash Flow.  “Free Cash Flow” (a non-GAAP measure) for the three month periods ended June 30, 2008 and 2009, was $(4.7) million and $(6.8) million. “Free Cash Flow” (a non-GAAP measure) for the twelve months ended June 30, 2008 and 2009, was $5.5 million and $(5.3) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash used in operating activities.  Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities, accounts payable balances and deferred revenue typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable and accrued liability balances normally decline during the months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance.

For the three month periods ended June 30, 2008 and 2009, our operating activities resulted in net cash inflows of $449,000 and net cash outflows of $(5.0) million, respectively.

The $5.0 million of net cash used in operating activities during the three month period ended June 30, 2009 was primarily due to prepayments of $1.6 million related to software maintenance agreements, and payments on accounts payable and accrued liabilities of $4.4 million and $2.2 million, respectively. This cash outflow was partially offset by a refund received in the second quarter of 2009 related to a vendor overbilling of $1.5 million in prior periods.

The $449,000 of cash provided by operating activities during the three month period ended June 30, 2008 was primarily comprised of cash provided from sales of inventory exceeding purchases of inventory by $3.9 million, offset by $1.6 million of payments on accounts payable, an increase in deferred revenue of $927,000 and payments for prepaid expenses of $363,000.

For the six month periods ended June 30, 2008 and 2009, operating activities used $40.6 million and $32.1 million of cash, respectively.

For the six month period ended June 30, 2009, the $32.1 million of net cash used in operating activities was attributable to higher seasonal payments early in the year on accounts payable of $35.1 million. Additionally, $2.7 million of cash from sales in the first six months of 2009 were held in reserve by our credit card processor.  The processor has indicated that it expects to continue withholding approximately 1% of our daily credit card remittances until the amount of the reserve reaches a total of $3.5 million. The reserve was $2.8 million at June 30, 2009 and is included in accounts receivable, net, in the Consolidated Balance Sheets. Other cash used in operating activities for the six month period ended June 30, 2009, related to payments on prepaid inventory of $1.1 million, which is to be delivered in the second half of the year and prepayments of $2.3 million related to software maintenance agreements.

The amount of cash used in operating activities for the six month period ended June 30, 2009 was partially offset by cash from sales of inventories exceeding purchases of inventory by $5.7 million due to the lower seasonal inventory levels require to support a lower seasonal level of sales in the first half of the year.

For the six month period ended June 30, 2008, the net cash used in operating activities of $40.6 million was primarily due to payments on accounts payable and accrued liabilities of $39.1 million and $12.6 million, respectively. This was offset by operating cash inflows from payments on accounts receivable and sales of inventory exceeding the purchases of inventory by $1.2 million and $11.6 million, respectively.

Cash provided by investing activities.  Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities, cash expenditures for fixed assets, including internal-use software and website development costs.

Investing activities resulted in net cash outflows of $4.8 million and $1.8 million for the three month periods ended June 30, 2008 and 2009, respectively.

The $1.8 million outflow from investing activities during the second quarter of 2009 resulted from expenditures for fixed assets. The cash outflows of $4.8 million during the second quarter of 2008 resulted primarily from capital expenditures of $5.1 million, partially offset by cash inflows of $754,000 from payments received on a note receivable.

For the six month periods ended June 30, 2008 and 2009, investing activities resulted in net cash inflows of $10.8 million and $6.6 million, respectively.

Investing activities for the six month period ended June 30, 2009 provided net cash of $6.6 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”), partially offset by capital expenditures of $3.5 million. The $10.8 million of net cash provided by investing activities during the six month period ended 2008 resulted from the sales, maturities and purchases of marketable securities of $16.0 million and $1.3 million of payments received on a note receivable which were partially offset by capital expenditures of $6.4 million.

Cash used in financing activities.  Financing activities resulted in net cash inflows of $922,000 and net cash outflows of $2.0 million for the three month periods ended June 30, 2008 and 2009, respectively. The net cash used in financing activities during the three month period ended June 30, 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). The inflows for the three month period ended June 30, 2008, related to proceeds from the exercise of stock options of $924,000.

For the six month periods ended June 30, 2008 and 2009, financing activities resulted in net cash outflows of $14.9 million and $5.3 million, respectively. The cash used in 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). For the six month period ended June 30, 2008, cash used in financing activities was primarily due to our stock repurchase of $12.0 million and payments on capital leases of $3.8 million.  These outflows of cash were partially offset by proceeds from the exercise of stock options of $924,000.

Redeemable common stock

In June 2009, we discovered that we inadvertently issued 201,421 more shares of the Company’s common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan.  These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At June 30, 2009, approximately 63,000 shares ($695,000) of our common stock were classified outside stockholders’ equity because of the potential rescission rights.

Stock and debt repurchase program

We retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000, for the six month period ended June 30, 2009 (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”).

Shelf registration

During 2008 we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$59,994	$—	$—	$—	$59,994
Interest on long-term debt	1,125	2,250	2,250	—	—	—	5,625
Capital lease obligations	132	703	703	110	—	—	1,648
Operating leases	4,167	8,726	8,989	8,868	8,325	15,036	54,111
Purchase obligations	14,528	700	508	—	—	—	15,736
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$19,952	$12,379	$72,444	$8,978	$8,325	$15,036	$137,114

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,288	$—	$—	$—	$—	$—	$2,288

Purchase obligations.  The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2009. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Long-term debt arrangements and interest.  In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $85,000 and $71,000 during the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, respectively, we recorded amortization of discount and debt issuance costs related to this offering totaling $172,000, and $145,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

Under the repurchase program discussed above, we retired a total $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 for the six month period ended June 30, 2009 (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). As of June 30, 2009, $60.0 million of the Senior Notes remain outstanding.

Operating leases

Computer equipment operating leases.   We have two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. We expect that such leases will be renewed, by exercising purchase options or replaced by leases of other computer equipment.

Corporate office space.  In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate

Center III in Salt Lake City, Utah for a term of ten years. As of June 30, 2009, the total lease obligation over the remaining term of this lease is $27.4 million, of which approximately $4.1 million is payable in the next twelve months. $8.1 million of the total lease obligation is offset by estimated sublease payments related to restructuring, of which $1.3 million is anticipated to be received in the next twelve months (see Item 1 of Part I, “Financial Statements”—Note 3—“Restructuring Expense”).

Logistics and warehouse space.  We currently lease 881,000 square feet for warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and February 2016.

On April 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease provides that we will lease the New Warehouse in stages: on October 15, 2008, we leased the initial 272,687 square feet of the New Warehouse; on February 1, 2009, we leased a total of 475,187 square feet; on June 1, 2009, we leased a total of 565,187 square feet; and, on September 1, 2009, we will lease the remainder, for a total of 686,865 square feet. The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.33 per square foot for the first stage, to $0.395 per square foot for the last year of the Natomas Lease term. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center.  We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires on May 1, 2017.

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

At June 30, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.3 million were issued on our behalf, supported by cash balances held at Wells Fargo, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

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

At June 30, 2009, no amounts were available to us under the Amended WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement.  We have a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo, and therefore the facility does not provide additional liquidity to us. At June 30, 2009, $1.1 million was outstanding. $135,000 was available under the Purchasing Card.

Capital leases. We leased certain software and computer equipment during the three month period ended June 30, 2009 under non-cancelable leases that expire on various dates through 2012 (see Item 1 of Part I, “Financial Statements”—Note 7—“Borrowings,” subheading “Capital leases”).

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

Contribution. Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. When viewed with our GAAP gross profit less sales and marketing expenses, we believe contribution provides investors information about our ability to cover our fixed costs. Contribution is gross profit less sales and marketing expenses. For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009

Total revenue	$188,836	$176,143	$391,650	$363,510
Cost of goods sold	155,627	140,235	324,470	289,911

Gross profit	33,209	35,908	67,180	73,599
Less: Sales and marketing expense	14,244	11,122	29,263	24,662

Contribution	$18,965	$24,786	$37,917	$48,937

Contribution margin	10.0%	14.1%	9.7%	13.5%

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

	Three months ended		Six months ended		Twelve months ended
	June 30,		June 30,		June 30,
	2008	2009	2008	2009	2008	2009

Net income (loss)	$(7,359)	$389	$(12,083)	$(1,710)	$(24,152)	$(2,285)
Add back amounts for computation of

Depreciation and amortization, including internal-use software and website development, and other amortization	5,887	2,982	12,384	7,167	26,134	17,450
Stock-based compensation expense to employees and directors	1,068	875	2,252	1,724	4,564	3,494
Stock-based compensation to consultants for services	329	—	315	10	364	(46)
Stock-based compensation related to performance share plan	150	—	300	—	(250)	(1,300)
Issuance of common stock from treasury for 401 (k) matching contribution	—	—	19	—	(202)	—
Interest income	(740)	(27)	(2,044)	(150)	(4,764)	(1,269)
Interest expense	888	743	1,789	1,609	3,921	3,282
Other (income) expense, net	—	(954)	—	(2,690)	—	(1,242)

Adjusted EBITDA	$223	$4,008	$2,932	$5,960	$5,615	$18,084

We believe that discussing Adjusted EBITDA at this stage of our business is useful to us and investors, as Adjusted EBITDA is a reasonable measure of actual cash used or cash generated by the continuing operations of our business.

Free Cash Flow.  Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” Although we believe that cash flows from operating activities is an important measure, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Three months ended June 30,		Twelve months ended June 30,
	2008	2009	2008	2009

Net cash provided by (used in) operating activities	$449	$(5,034)	$12,683	$10,438
Expenditures for fixed assets, including internal-use software and website development	(5,136)	(1,787)	(7,176)	(15,764)

Free cash flow	$(4,687)	$(6,821)	$5,507	$(5,326)

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

At June 30, 2009, we had $69.8 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $700,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2009, we had $60.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At June 30, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.3 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our Senior Notes as of June 30, 2009 was $46.0 million.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 to April 30, 2009	—		—	—	—
May 1, 2009 to May 31, 2009	645	(1)	—	—	—
June 1, 2009 to June 30, 2009	—		—	—	—
Total	645	(1)	$—	—	$—

(1)  Represents shares withheld for tax purposes upon the vesting of a portion of certain restricted stock unit grants.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 6, 2009.  A total of 20,157,908 shares of common stock, par value $0.0001 per share (the “Common Stock”), were present at the Annual Meeting, either in person or by proxy, representing 88% of the votes that all stockholders of the Company are entitled to cast, constituting a quorum.  The matters voted upon at the Annual Meeting by the stockholders consisted of the two proposals set forth in our definitive Proxy Statement dated April 1, 2009.

The first proposal related to the reelection of Patrick M. Byrne and Barclay F. Corbus as Class I directors of Overstock.com, Inc., to serve terms of three (3) years.  Messrs. Byrne and Corbus were elected with the following votes:

Director	For	Withheld
Patrick M. Byrne	19,232,418	925,490
Barclay F. Corbus	19,962,756	195,152

The second proposal was to ratify the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  This proposal was approved with 20,128,952 shares of the Company’s common stock that voted at the meeting voting in favor of, 24,165 shares voting against, and 4,791 shares abstaining.

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

Date: July 31, 2009	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance