Form 10-Q
period 2009-09-30
OVERSTOCK.COM, INC
filed 2009-11-16
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 22,836,264 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 9, 2009.

EXPLANATORY NOTE

On November 13, 2009, Overstock.com, Inc. (the “Company”), dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm. At the time of the dismissal, the Company and Grant Thornton had a disagreement on a matter of an accounting principle or practice. See Note 15 – “Subsequent Events.” The Company has not yet engaged a successor accounting firm.

As a result of Grant Thornton LLP's dismissal, the accompanying 2009 unaudited interim financial statements and notes thereto for the quarterly periods ended September 30, 2009 have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934. The Company intends to file an amendment to this Form 10-Q to file unaudited interim financial statements for the quarterly periods ended September 30, 2009 reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable after it has resolved outstanding matters addressed in a comment letter it has received from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) and has engaged a successor independent registered public accounting firm.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	September 30,
	2008	2009
		(unaudited and unreviewed)
Assets
Current assets:
Cash and cash equivalents	$100,577	$79,111
Marketable securities	8,989	—
Cash, cash equivalents and marketable securities	109,566	79,111
Accounts receivable, net	6,985	8,589
Notes receivable (Note 4)	1,250	—
Inventories, net	17,723	17,532
Prepaid inventory, net	761	3,616
Prepaid expense	9,694	10,192
Total current assets	145,979	119,040
Fixed assets, net	23,144	20,536
Goodwill	2,784	2,784
Other long-term assets, net	538	2,015
Total assets	$172,445	$144,375
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$62,120	$36,238
Accrued liabilities	25,154	29,034
Deferred revenue	19,026	19,192
Capital lease obligations, current	—	491
Total current liabilities	106,300	84,955
Other long-term liabilities	2,572	2,226
Capital lease obligations, non-current	—	892
Convertible senior notes, net	66,558	59,398
Total liabilities	175,430	147,471

Commitments and contingencies (Note 8)
Redeemable common stock, $0.0001 par value, 63 shares outstanding as of September 30, 2009. No shares outstanding as of December 31, 2008 (Note 10)	—	705
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and September 30, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,536 and 25,584 shares issued as of December 31, 2008 and September 30, 2009, and 22,743 and 22,704 shares outstanding as of December 31, 2008 and September 30, 2009, respectively	2	2
Additional paid-in capital	338,620	340,497
Accumulated deficit	(264,985)	(267,734)
Treasury stock, 2,793 and 2,817 shares at cost as of December 31, 2008 and September 30, 2009, respectively	(76,670)	(76,566)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,985)	(3,801)
Total liabilities and stockholders’ deficit	$172,445	$144,375

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited and unreviewed for 2009)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Revenue, net
Direct	$34,176	$32,369	$125,771	$96,216
Fulfillment partner	152,679	162,712	452,734	462,375

Total net revenue	186,855	195,081	578,505	558,591

Cost of goods sold
Direct(1)	30,633	28,453	110,307	82,657
Fulfillment partner	124,103	128,959	368,899	364,666

Total cost of goods sold	154,736	157,412	479,206	447,323

Gross profit	32,119	37,669	99,299	111,268

Operating expenses:
Sales and marketing(1)	11,934	12,187	41,197	36,849
Technology(1)	14,119	12,445	43,946	38,883
General and administrative(1)	10,321	13,191	30,751	38,849
Restructuring	—	—	—	(218)

Total operating expenses	36,374	37,823	115,894	114,363

Operating loss	(4,255)	(154)	(16,595)	(3,095)

Interest income	664	11	2,708	161
Interest expense	(847)	(941)	(2,636)	(2,550)
Other income, net	2,849	297	2,851	2,987

Net loss	$(1,589)	$(787)	$(13,672)	$(2,497)

Net loss per common share—basic and diluted	$(0.07)	$(0.03)	$(0.60)	$(0.11)
Weighted average common shares outstanding—basic and diluted	22,768	22,824	22,954	22,815

(1) Includes stock-based compensation as follows (Note 12):
Cost of goods sold – direct	$44	$30	$143	$93
Sales and marketing	76	120	246	336
Technology	193	178	627	527
General and administrative	543	507	2,707	1,613

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

and Comprehensive Loss (unaudited and unreviewed for 2009)

(in thousands)

	Common stock		Additional Paid-in	Accumulated	Treasury stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balances at December 31, 2008	25,536	$2	$338,620	$(264,985)	(2,793)	$(76,670)	$48	$(2,985)
Stock-based compensation to employees and directors	—	—	2,559	—	—	—	—	2,559
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	110	—	—	—	—	—	—	—
Exercise of stock options	1	—	3	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	(36)	(333)	—	(333)
Treasury stock issued for corporate purposes	—	—	—	(252)	12	437	—	185
Redeemable common stock (Note 10)	(63)	—	(695)	—	—	—	—	(695)
Comprehensive loss :
Net loss	—	—	—	(2,497)	—	—	—	(2,497)
Reclassification adjustment for realized loss included in net loss	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss	—	—	—	—	—	—	—	(2,545)
Balances at September 30, 2009	25,584	$2	$340,497	$(267,734)	(2,817)	$(76,566)	$—	$(3,801)

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited and unreviewed for 2009)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,		Twelve months ended September 30,
	2008	2009	2008	2009	2008	2009

Cash flows from operating activities:
Net loss	$(1,589)	$(787)	$(13,672)	$(2,497)	$(20,142)	$(1,483)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization, including internal-use software and website development	5,580	2,946	17,964	10,113	24,634	14,816
Realized loss on marketable securities	—	—	—	39	—	373
Loss on settlement of notes receivable (Note 4)	—	—	—	—	—	3,929
Loss on disposition of fixed assets	—	—	—	184	—	324
Stock-based compensation to employees and directors	990	835	3,242	2,559	4,378	3,339
Stock-based compensation to consultants for services	(134)	—	181	10	90	88
Stock-based compensation relating to performance share plan	—	—	300	—	(600)	(1,300)
Issuance of common stock from treasury for 401(k) matching contribution	—	185	19	185	(415)	185
Amortization of debt discount	85	125	257	270	343	347
Gain from early extinguishment of debt	(2,849)	—	(2,849)	(2,810)	(2,849)	(2,810)
Restructuring charges	—	—	—	(218)	—	(218)
Notes receivable accretion	(136)	—	(408)	—	(544)	(137)

Changes in operating assets and liabilities:
Accounts receivable, net	(104)	(850)	1,127	(2,604)	(1,806)	1,038
Inventories, net	(3,445)	(5,509)	8,162	191	6,237	(51)
Prepaid inventory, net	(1,904)	(1,710)	(980)	(2,855)	451	302
Prepaid expense	(454)	1,668	(3,363)	(670)	(678)	571
Other long-term assets, net	—	377	—	(80)	105	(596)
Accounts payable	3,442	9,187	(35,699)	(25,882)	2,349	1,579
Accrued liabilities	1,109	3,833	(11,524)	3,762	2,176	3,005
Deferred revenue	(533)	1,922	(3,235)	166	1,606	(538)
Other long-term liabilities	(333)	(242)	(392)	—	(471)	(70)

Net cash provided by (used in) operating activities	(275)	11,980	(40,870)	(20,137)	14,864	22,693

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited and unreviewed for 2009) (Continued)

(in thousands)

Cash flows from investing activities:
Purchases of marketable securities	(10,186)	—	(35,548)	—	(81,601)	—
Maturities of marketable securities	13,298	—	54,637	—	71,571	9,905
Sale of marketable securities prior to maturity	—	—	—	8,902	—	16,642
Expenditures for fixed assets, including internal-use software and website development	(8,809)	(2,486)	(15,258)	(6,009)	(15,669)	(9,441)
Collection of note receivable	250	—	1,506	1,250	1,506	1,250

Net cash provided by (used in) investing activities	(5,447)	(2,486)	5,337	4,143	(24,193)	18,356

Cash flows from financing activities:
Payments on capital lease obligations	—	(151)	(3,796)	(579)	(3,801)	(579)
Drawdowns on line of credit	1,326	—	7,722	1,612	8,976	6,853
Payments on line of credit	(1,326)	—	(7,722)	(1,612)	(8,976)	(6,853)
Payments to retire convertible senior notes	(6,550)	—	(6,550)	(4,563)	(6,550)	(4,563)
Purchase of treasury stock	(1,452)	—	(13,452)	(333)	(13,452)	(333)
Exercise of stock options	547	3	1,471	3	2,519	3

Net cash used in financing activities	(7,455)	(148)	(22,327)	(5,472)	(21,284)	(5,472)

Effect of exchange rate changes on cash	23	—	(9)	—	(7)	9

Net increase (decrease) in cash and cash equivalents	(13,154)	9,346	(57,869)	(21,466)	(30,620)	35,586
Cash and cash equivalents, beginning of period	56,679	69,765	101,394	100,577	74,145	43,525

Cash and cash equivalents, end of period	$43,525	$79,111	$43,525	$79,111	$43,525	$79,111

Supplemental disclosures of cash flow information:
Interest paid	$847	$196	$3,010	$1,706	$4,514	$3,176
Equipment and software acquired under capital lease obligations	$—	$276	$—	$2,047	$—	$2,047

The accompanying notes are an integral part of these consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited and Unreviewed for 2009 Consolidated Financial Statements

1.                  BASIS OF PRESENTATION

The accompanying unaudited and unreviewed for 2009 consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2008. The accompanying unaudited and unreviewed for 2009 consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.                  ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, valuation of acquired intangibles, income taxes, stock-based compensation, restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

The Financial Accounting Standards Board (“FASB”) issued Codification of Accounting Standards (“ASC”) 820, Fair Value Measurements, (“ASC Topic 820”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC Topic 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The Company adopted ASC Topic 820 on January 1, 2008, except as it applies to those non-financial assets and non-financial liabilities as described in ASC Topic 820-10-15, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On a quarterly basis, the Company measures at fair value certain financial assets, including cash equivalents and available-for-sale securities. ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and September 30, 2009 was $38.1 million on a face value of $67.5 million and $50.8 million on a face value of $60.0 million, respectively. The fair value of the Senior Notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Allowance for doubtful accounts

From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs credit evaluations of its customers’ financial condition and payment history and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008 and $1.7 million at September 30, 2009.

Inventories

Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost or market. The Company establishes reserves for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Once established, the original cost of the inventory less the related reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped.

Fixed assets

Fixed assets, which include assets such as furniture and fixtures, technology infrastructure, internal-use software and website development, are recorded at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-3
Computer hardware	3
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Cost of goods sold - direct	$336	$314	$1,247	$960
Sale and marketing	—	—	—	—
Technology	5,226	2,529	16,575	8,839
General and administrative	18	103	142	314
Total depreciation and amortization, including internal-use software and website development	$5,580	$2,946	$17,964	$10,113

Upon sale or retirement of assets, cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the consolidated statements of operations.

Internal-use software and website development

The Company includes in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance its Website and processes supporting the Company’s business. As required by ASC Topic 350-40, Internal Use Software, the Company capitalizes costs incurred during the application development stage of internal-use software and amortizes these costs over the estimated useful life of two to three years. The Company expenses costs incurred related to design or maintenance of internal-use software as incurred.

During the three month periods ended September 30, 2008 and 2009, the Company capitalized $5.1 million and $1.8 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally, in each period. Amortization of costs associated with internal-use software and website development was $2.9 million and $1.4 million for those respective periods. During the nine month periods ended September 30, 2008 and 2009, the Company capitalized $7.7 million and $4.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $9.1 million and $4.5 million for those respective periods.

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

The Company evaluates the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

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

Fulfillment partner revenue

Fulfillment partner revenue is derived from merchandise sales through the Company’s Website which fulfillment partners ship directly to consumers and businesses from warehouses maintained by the fulfillment partners.

The Company provides an online auction service on its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where the Company auction-lists returned merchandise, the Company is not the seller of auction-listed items and has no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period these items are listed or sold. The revenue for the returned items the Company sells at auction is recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment, as it is not significant enough to separate out as its own segment.

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

Total revenues from Auctions, Cars and Real Estate businesses were $495,000 and $1.5 million for the three and nine month periods ended September 30, 2009, respectively.

The Company began selling products through its website to customers outside the United States in August 2008. As of September 30, 2009, the Company was selling to customers in 39 countries. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Total revenues from International sales were $1.4 million and $2.8 million for the three and nine month periods ended September 30, 2009.

In September 2009, the Company began offering a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from the Company’s leased warehouses. The Company pays the consignment supplier upon sale of the consigned merchandise to the consumer.

In October 2009, the Company introduced O.biz, a Website where customers and businesses can shop for bulk and business related items, while offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory.

Reserve for returns

Total net revenue is recorded net of estimated returns. The Company maintains a reserve for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns reserve in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The reserve for returns was $5.1 million at December 31, 2008, and $3.4 million at September 30, 2009.

Reserve for credit card chargebacks

Revenue is recorded net of credit card chargebacks. The Company maintains a reserve for credit card chargebacks based on current period revenues and historical chargeback experience. The reserve for chargebacks was $365,000 at December 31, 2008, and $157,000 at September 30, 2009.

Deferred revenue

Customer orders are recorded as deferred revenue prior to estimated delivery of products ordered or services rendered. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue is recognized upon redemption. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote based on the Company’s historical redemption experience.

Advertising expense

The Company recognizes advertising expenses in accordance with ASC Topic 720-35, Advertising Costs. As such, the Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $10.6 million during each of the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, advertising expenses totaled $37.6 million and $32.5 million, respectively. Prepaid advertising (included in Prepaid expense in the accompanying Consolidated Balance Sheets) was $877,000 at December 31, 2008, and $879,000 at September 30, 2009.

Stock-based compensation

As required by ASC Topic 718, Compensation - Stock Compensation, the Company measures compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognizes compensation expense over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates (see Note 12—“Stock-Based Awards”).

Loss contingencies

In the normal course of business, the Company is involved in legal proceedings and other potential loss contingencies. The Company accrues a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Exit or Disposal Cost Obligations, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—“Restructuring Expense”).

Earnings (loss) per share

In accordance with ASC Topic 260, Earnings Per Share, basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, restricted stock units and convertible senior notes are included in the calculation of diluted net income (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Net loss	$(1,589)	$(787)	$(13,672)	$(2,497)

Weighted average common shares outstanding—basic and diluted	22,768	22,824	22,954	22,815

Net loss per common share—basic and diluted	$(0.07)	$(0.03)	$(0.60)	$(0.11)

The shares issuable related to stock options, restricted stock units, and 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding were not included in the computation of diluted loss per common share for the three and nine month periods ended September 30, 2008 and 2009 because to do so would have been anti-dilutive. The number of shares issuable related to stock options outstanding was 986,000 shares and 724,000 shares as of September 30, 2008 and 2009, respectively. The number of shares issuable related to restricted stock units outstanding was 455,000 shares and 641,000 shares as of September 30, 2008 and 2009, respectively. As of September 30, 2009, the Company had $60.0 million of Senior Notes outstanding (see Note 7—“Borrowings” —“3.75% Convertible Senior Notes”), which could potentially convert into 787,000 shares of common stock in the aggregate.

Recent accounting pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168, which is incorporated in ASC Topic 105, Generally Accepted Accounting Principles, identifies the ASC as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted SFAS No. 168 in the third quarter of 2009 and included references to the ASC within its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

The Company periodically reviews new accounting standards that are issued from time to time. Although some of these accounting standards may be applicable, management has not identified any other new standards that it believes merit further discussion or would have a significant impact on the consolidated financial statements.

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

Restructuring liabilities along with charges to expense, cash payments from sub-lessees, and adjustments associated with the facilities consolidation and restructuring program are as follows as of September 30, 2009 (in thousands):

	Balance 12/31/2008	Charges to Expense	Cash payment	Adjustments	Balance 09/30/2009
Lease and contract termination costs liability	$3,184	$—	$(218)	$(218)	$2,748

Under the restructuring program, the Company recorded $18.0 million in restructuring charges through the end of the second quarter of 2007. There were no additional restructuring charges during the nine month period ended September 30, 2009. The Company reversed approximately $218,000 of the lease and contract termination costs liability in the second quarter of 2009 due to the Company subleasing some of its abandoned office facilities earlier than it had originally estimated at the beginning of the program. The Company believes that, except for the additional lease and contract termination costs related to potentially abandoning and subleasing its current office facilities, the restructuring program is substantially complete. If the Company determines to move its corporate headquarters or consolidate from two warehouses to one, the Company expects it will incur future restructuring expenses.

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

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three and nine month periods ended September 30, 2008 and 2009. There were no realized gains and losses on sales of marketable securities during the three and nine month periods ended September 30, 2008 and realized losses on the sale of marketable securities were $39,000 for the nine month period ended September 30, 2009. The Company held no marketable securities at September 30, 2009.

6.                  OTHER COMPREHENSIVE LOSS

The Company follows ASC Topic 220, Comprehensive Income. This Topic establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Net loss	$(1,589)	$(787)	$(13,672)	$(2,497)
Net unrealized gain on marketable securities	(24)	—	(27)	—
Reclassification adjustment for realized loss included in net loss	—	—	—	(48)
Foreign currency translation adjustment	77	—	45	—

Comprehensive loss	$(1,536)	$(787)	$(13,654)	$(2,545)

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

At September 30, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.3 million were issued on behalf of the Company supported by cash balances held at Wells Fargo, which is included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Wells Fargo Retail Finance Agreement

On August 3, 2009, Overstock.com, Inc. terminated the Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “Amended WFRF Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”).

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. The Company uses the Purchasing Card for business purpose purchasing and must pay current balances in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo and therefore the facility does not provide additional liquidity to the Company. At September 30, 2009, $825,000 was outstanding and $425,000 was available under the Purchasing Card.

Capital leases

The Company leased certain software and computer equipment during the three and nine month periods ended September 30, 2009 under non-cancelable leases that expire on various dates through 2012.

Software and computer equipment relating to the capital leases totaled $1.7 million at September 30, 2009, with accumulated amortization of $180,000. Amortization expense of assets recorded under capital leases was $836,000 and $137,000 for the three month periods ended September 30, 2008 and September 30, 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, amortization of assets recorded under capital leases was $3.2 million and $180,000, respectively. Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2009 (remainder)	$99
2010	646
2011	794
2012	116
Total minimum lease payments	1,655
Less: amount representing interest	(272)
Present value of capital lease obligations	1,383
Less: current portion	491
Capital lease obligations, non-current	$892

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $85,000 and $68,000 during the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, respectively, the Company recorded amortization of discount and debt issuance costs totaling $257,000, and $213,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning on or after December 31, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s Board of Directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the nine month period ended September 30, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 (see Note 11—“Stock and Debt Repurchase Program”). As of September 30, 2009, a face amount of $60.0 million of the Senior Notes remain outstanding.

8.                  COMMITMENTS AND CONTINGENCIES

Commitments

Corporate office space

In July 2005, the Company leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. As of September 30, 2009, the total lease obligation over the remaining term of this lease is $26.4 million, of which approximately $4.1 million is payable in the next twelve months. $7.8 million of the total lease obligation is offset by estimated sublease payments related to the Company’s restructuring plan, of which $1.3 million is anticipated to be received in the next twelve months.

Logistics and warehouse space

The Company leases 1,002,678 square feet for its warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and February 2016.

On April 8, 2008, the Company entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”) for a 686,865 square foot warehouse facility located in Salt Lake City, Utah (the “New Warehouse”). The Natomas Lease term is seven years, and specifies rent, exclusive of common area maintenance fees, at a variable rate over the course of the staged lease term, ranging from $0.3300 per square foot to $0.3950 per square foot for the last year of the lease term. The Company constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center

The Company leases approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires on May 1, 2017.

The Company leases an additional 2,864 square feet for an offsite IT data center located in Salt Lake City. The lease expires on June 30, 2011.

Computer equipment operating leases

The Company has two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. It is expected that such leases will be renewed by exercise of purchase options or replaced by leases of other computer equipment.

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2009, are as follows (in thousands):

Payments due by period
2009 (remainder)	$2,320
2010	9,391
2011	9,322
2012	8,868
2013	8,325
Thereafter	15,036
$53,262

Rental expense for operating leases totaled $1.7 million and $2.2 million for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, rental expense totaled $7.5 million and $6.3 million, respectively.

Legal Proceedings

From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of the Company’s business and the sale of products on the Company’s website. In connection with such litigation, the Company may be subject to significant damages or equitable remedies. Such litigation could be costly and time consuming and could divert its management and key personnel from its business operations. The Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements or business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

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

On November 9, 2007, Copper River Partners, L.P. (formerly known as Rocker Partners, LP) filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleges cross-defendants have engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition of this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against former Company directors, John Byrne and Jason Lindsey, and current Company director Allison Abraham. In that same ruling, the court dismissed four of the six claims against former Company director John Fisher: securities fraud, unfair business practices, common law fraud and equitable indemnity. In a separate ruling on the same day relating to the Company and Patrick Byrne, the court dismissed the common law fraud claims and equitable indemnity claims and eliminated the possibility of money damages under Copper River’s claims that Overstock and Byrne engaged in unfair business practices. In other portions of the court’s rulings, the court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher. On June 20, 2008 Copper River dismissed its complaints against Mr. Fisher. The parties are in the discovery phase of the case. Trial is set for February 9, 2010. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to continue to defend the Copper River cross-complaint vigorously.

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

On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied the Company’s motion for summary judgment. On February 12, 2009, the Company filed notice of appeal, and argued the appeal on October 29, 2009. The appeal is still pending before the New York Supreme Court, Appellate Division.

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer legal Remedies Act and Computer Crime Law. The complaint relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. Plaintiffs and Defendants, including the Company, have stipulated to an extension in the time for answering the complaint, while the parties engage in a mediation of the dispute. The Company has not responded to the Complaint. The Company has notified Facebook, Inc. of its indemnification obligations under the contract by which the Company obtained and deployed Facebook Beacon. The parties have entered stipulation specifying the party defendants need not answer the complaint while the parties discuss resolution alternatives. The Plaintiff and Facebook proposed a stipulated resolution to the court for approval, which would resolve the case without requirement of financial contribution from the Company. A third party has intervened to block the approval. It is unknown whether the Court will approve the proposed stipulation. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. If the case is not settled, the Company intends to vigorously defend this action and pursue with Facebook its indemnification rights under the Facebook Beacon agreement.

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company’s complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as the Company had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. The Company has since received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that the Company is required to register for remitting of the Commercial Activity Tax, and owes $612,784 in taxes, interest, and penalties. The Company believes the determinations to be wrong and will vigorously contest the determinations.

On January 22, 2009, the Company, along with seven other defendants was sued in a patent infringement law suit by SBJ IP Holdings 1, LLC, (“SBJ IP Holdings”) in the United States District Court, Eastern District of Texas. The Company is alleged to have infringed a patent owned by the plaintiff involving certain processes by which online retail companies make product purchase recommendations to their customers. Two third-party vendors who sold recommendation software products to the Company affirmed the Company’s indemnification rights against them. The Company and SPJIP Holdings settled the lawsuit in a confidential settlement by which the company obtained a license for the patent in suit. The case was dismissed on September 11, 2009.

On March 10, 2009 the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Company filed a motion to dismiss based upon assertions that the Company’s agreement with its customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, the Company asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss was denied, the court stating that the Company’s browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, the Company has filed a Notice of Appeal of the court’s ruling. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action.

On September 23, 2009 the Company along with 27 other defendants was sued by SpeedTrack, Inc. in the United States

District Court in the Northern District of California. The Company is alleged to have infringed a patent covering search and categorization software. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated under vendor agreements to indemnify the Company in this action. The Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about September 25, 2009 Alcatel-Lucent USA, Inc. filed suit against the Company and 12 other defendants in the United States District Court in the Eastern District of Texas. The Company is alleged to have infringed three Internet-related and search software patents. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated under vendor agreements to indemnify the Company in this action. The Company has not yet been served with the complaint or summons and has not answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. If served, the Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

The Company has received a notice from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting an investigation concerning the Company’s previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to the Company’s billings to its partners in the fourth quarter of 2008 and related collections, and its accounting for and implementation of software relating to its accounting for customer refunds and credits, including offsets to partners, and related matters. The Company has been and will continue cooperating fully with the investigation.

9.  INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions, events or contingencies. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware, and various other indemnities undertaken in connection with a variety of service contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable. The Company carries specific and general liability insurance policies that the Company believes would, in most circumstances, provide some, if not total recourse to any claims arising from these indemnifications.

10.  REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 201,421 more shares of the Company’s common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At September 30, 2009, approximately 63,000 shares or $705,000 of the Company’s common stock plus interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, the Company entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the Overstock.com, Inc. 401(k) plan (the “Plan”).  The Company entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009.

The Company intends to make a rescission offer to affected participants in the Plan who acquired shares of Overstock common stock between July 1, 2008 and June 30, 2009 but has determined that it is unable to do so at the present time. Consequently, the Company and the Committee entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009.

Based on the closing price of Overstock common stock of $14.67 at September 30, 2009, the Company anticipates that of the $695,000 of affected stock outstanding as of September 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $136,569 of the stock.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the nine month period ended September 30, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000. During the three month period ended September 30, 2009, the Company did not retire any of its Senior Notes.

12.  STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance share awards.

Stock-based compensation expense recognized under ASC Topic 718, Compensation - Stock Compensation, was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009

Stock options	$581	$379	$2,815	$1,265
Restricted stock units	275	456	608	1,304
Performance shares	—	—	300	—

Total stock-based compensation expense	$856	$835	$3,723	$2,569

As of September 30, 2009, there was $6.8 million of net unrecognized compensation cost related to stock-based compensation arrangements.

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and nine month periods ended September 30, 2008 were as follows (there were no options granted during the three and nine month periods ended September 30, 2009):

	Nine months Ended
	September 30,
	2008	2009
Dividend yield	None	N/A
Expected volatility	61.9%	N/A
Risk-free interest rate	2.70%	N/A
Expected life (in years)	6.3	N/A
Weighted average fair value of options granted	$10.67	$ N/A

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

Stock options outstanding totaled 974,000 and 724,000 options at December 31, 2008 and September 30, 2009, respectively. These totals include all stock option awards outstanding, without regard for estimated forfeitures, consisting of vested and unvested awards, and in-the-money and out-of-the-money stock options.

Restricted stock units

During the nine month period ended September 30, 2009, the Compensation Committee of the Board of Directors approved grants of 366,700 restricted stock units to officers and employees of the Company of which 1,000 restricted stock units were granted during the three month period ended September 30, 2009. The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized in accordance with the vesting schedule. The weighted average grant date fair value of restricted stock units granted during the three and nine month periods ended September 30, 2009 was $13.54 and $10.13 per stock unit, respectively.

The following table summarizes the Company’s restricted stock unit activity for the nine month period ended September 30, 2009 (in thousands):

Number of Units
Outstanding at December 31, 2008	449
Units granted	367
Units vested	(110)
Units cancelled	(65)
Outstanding at September 30, 2009	641

The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee’s continuing service to the Company. At September 30, 2009, there were 641,000 restricted stock units that remained outstanding.

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

During the year ended December 31, 2008, the Company reversed the $1.3 million cumulative total of compensation expense accrued under the Plan as the Board determined no payments would be made under the Plan. The Plan expired December 31, 2008.

13.  BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280, Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and nine month periods ended September 30, 2008 and 2009. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine month periods ended September 30, 2008 and 2009 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2008
Revenue, net	$34,176	$152,679	$186,855	$125,771	$452,734	$578,505
Cost of goods sold	30,633	124,103	154,736	110,307	368,899	479,206

Gross profit	$3,543	$28,576	$32,119	$15,464	$83,835	$99,299
Operating expenses			(36,374)			(115,894)
Other income (expense), net			2,666			2,923

Net loss			$(1,589)			$(13,672)

2009
Revenue, net	$32,369	$162,712	$195,081	$96,216	$462,375	$558,591
Cost of goods sold	28,453	128,959	157,412	82,657	364,666	447,323

Gross profit	$3,916	$33,753	$37,669	$13,559	$97,709	$111,268
Operating expenses			(37,823)			(114,363)
Other income (expense), net			(633)			598

Net loss			$(787)			$(2,497)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs, inbound and outbound freight, warehousing and fulfillment costs, credit card fees and internal customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third-party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs and fulfillment costs, credit card fees and internal customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented as segments.

For the three and nine month periods ended September 30, 2008 and 2009, over 99% of sales were made to customers in the United States of America. At December 31, 2008 and September 30, 2009, all of the Company’s fixed assets were located in the United States of America.

14.  RELATED-PARTY TRANSACTIONS

On April 1, 2009, Mr. James V. Joyce resigned from his position as a member of the Board of Directors of the Company. Mr. Joyce’s resignation was not the result of a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Joyce and the Company concurrently ended the Company’s consulting arrangement with Icent LLC, which is a management consulting company of which Mr. Joyce is the chief executive officer, and through which Mr. Joyce provided consulting services to the Company. In connection with the termination of the consulting arrangement, the Company paid Mr. Joyce $1.25 million on April 1, 2009.

15.  SUBSEQUENT EVENTS

On October 1, 2009, the Company received a comment letter from the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”) regarding the Company’s 2008 Form 10-K/A and June 30, 2009 Form 10-Q. In consultation with both its prior independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”) and its then current independent registered public accounting firm, Grant Thornton, the Company prepared and submitted to the SEC its responses to the comment letter on October 16, 2009 and October 21, 2009. The SEC reviewed the Company’s responses and on November 3, 2009 the SEC responded with a follow-up comment letter which requested additional information or clarification regarding, among other matters, a fulfillment partner overpayment (which the Company recovered and recognized $785,000 as income in 2009 as it was received), fulfillment partner under billings (which the Company recovered and recognized $580,000 as income in 2009 as it was received), overbillings by a freight carrier in 2008 (which the Company recognized $301,000 in income in 2009 when the refunds were received) and an adjustment related to redeemable shares of the Company’s common stock  (which the Company reclassified $705,000 in 2009 from stockholder’s equity to redeemable common stock).

When the fulfillment partner underbillings and overpayments were originally discovered, the Company determined that the recovery of such amounts was not assured, and that consequently the potential recoveries constituted a gain contingency.  Accordingly, the Company determined that the appropriate accounting treatment for the potential recoveries was to recognize their benefit only when such amounts became realizable (i.e., an agreement had been reached with the other party and cash had been received from future sales).

The Company then began to assemble information in response to the SEC’s November 3, 2009 comment letter, again in consultation with its prior and then current independent registered public accounting firms. During such consultation, the Company was informed by Grant Thornton, that upon further consultation and review within the firm, Grant Thornton had revised its earlier position, and that the Company should revise its financial statements to reflect the recovery as an asset in the financial statements for the year ended December 31, 2008 as opposed to recognizing the amount when recovered during 2009. On November 13, 2009, Grant Thornton advised the Company that disclosure should be made or action should be taken to prevent future reliance on its March 31, 2009 financial statements and June 30, 2009 financial statements filed in those respective Form 10-Q’s.The Company and its prior independent registered public accounting firm, PWC, continue to believe the $785,000 was properly recognized in the first quarter of 2009 and consequently believes that those prior financial statements may be relied upon.

                                                                   The Audit Committee of the Company's Board of Directors has discussed the subject matter of the disagreement described above with Grant Thornton. On November 13, 2009, the Audit Committee dismissed  Grant Thornton as the Company’s independent registered public accounting firm prior to  Grant Thornton completing its review of the financial statements for the three and nine-month periods ended September 30, 2009.

The Audit Committee of the Company’s Board of Directors intends to engage a new independent registered public accounting firm as soon as practicable to complete the required review of the financial statements for the three and nine-month periods ended September 30, 2009 under Auditing Standards No. 100 (“SAS 100”). The Company cannot predict when the Audit Committee will be able to retain a new independent registered public accounting firm or what the outcome of such firm’s review of the financial statements will be. When the new independent registered public accounting firm has been engaged and has completed its review of the Consolidated Financial Statements included in this report, the Company will file an amended report on Form 10-Q for the periods covered by this report.

Because the financial statements contained in this Form 10-Q do not meet the requirements of Rule 10-01 (d) of Regulation S-X, the Company may not be considered current in our filings under the Securities Exchange Act of 1934. Filing an amendment to this report, when the independent registered public accountants’ review is complete, would eliminate certain consequences of a deficient filing, but the Company may become ineligible to use Form S-3 to register securities until all required reports under the Securities Exchange Act of 1934 have been timely filed for the 12 months prior to the filing of the registration statement for those securities. The Company is evaluating the impact of filing a deficient Form 10-Q due to lack of a review by an independent registered public accounting firm on its covenants under its contractual commitments, its obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

Management evaluated activity of the Company through November 16, 2009 (the issue date of the Unaudited and Unreviewed Consolidated Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Unaudited and Unreviewed Consolidated Financial Statements or disclosure in the Notes to the Unaudited and Unreviewed Consolidated Financial Statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding the following: our beliefs and expectations regarding the seasonality of our direct and fulfillment partner revenue; our beliefs regarding the sufficiency of our capital resources; planned distribution and order fulfillment capabilities; our beliefs, intentions and expectations regarding improvements of our order processing systems and capabilities; our intentions regarding the development of enhanced technologies and features; our intentions regarding the expansion of our customer service capabilities; our belief and intentions regarding improvements to our general and administrative functions; our beliefs and intentions regarding enhancements to our sales and marketing activities; our beliefs regarding the potential for growth in our customer base; our beliefs and intentions regarding our expansion into new markets, including international markets; our beliefs and intentions about entering into agreements to provide products and services to other businesses; our beliefs, intentions and expectations regarding promotion of new or complimentary product and sales formats; our beliefs, intentions and expectations regarding the expansion of our product and service offerings; our beliefs and intentions regarding expanding our market presence through relationships with third parties; our beliefs regarding the pursuit of complementary businesses and technologies; our beliefs regarding the adequacy of our insurance coverage; our beliefs, intentions and expectations regarding litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters; our beliefs and expectations regarding our existing cash and cash equivalents, cash requirements and sufficiency of capital; our beliefs and expectations regarding interest rate risk, our investment activities and the effect of changes in interest rates; our expectation that we may move our corporate headquarters into our new warehouse location; our belief that we have completed the turnaround plan that we began well over a year ago; our intention to expand product selection and our fulfillment partner business; and our expectations regarding future depreciation expense and other future expenses.

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

As discussed more fully in Item 1 of Part I, “Financial Statements” – Note 15 – “Subsequent Events”, on November 13, 2009, we dismissed Grant Thornton LLP (“Grant Thornton”) as our independent registered public accountanting firm prior to Grant Thornton completing review of the financial statements for the three and nine-month periods ended September 30, 2009.

Overview

We are an online retailer offering closeout and discount brand and non-brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell books, magazines, CDs, DVDs and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale. We also recently launched O.biz, a Website where customers can shop for bulk and business related items.

Our Company, based in Salt Lake City, Utah, was founded in 1997, and we launched our first Website through which customers could purchase products in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 168,000 products under multiple departments under the shopping tab on our Website, and offer approximately 696,000 media products in the Books etc. department on our Website. We sell products primarily in the United States, with a small amount of products (less than 1% of sales) sold internationally.

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

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements”—Note 13—“Business Segments”). During the three and nine month periods ended September 30, 2008, and 2009, no single customer accounted for more than 1% of our total net revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the three and nine month periods ended September 30, 2009, we fulfilled approximately 16.0% and 15.6%, respectively, of all orders through our warehouses. For the same periods in 2008, we fulfilled approximately 14.1% and 17.6%, respectively. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,180 third parties which post approximately 163,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to the Shopping section of our Website and our O.biz and not necessarily to the Auctions, Cars or Real Estate sections of our Website.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of September 30, 2009 we were selling to customers in 39 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Consignment

In September 2009, we began offering a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer.

O.biz

In October 2009, we introduced O.biz, a Website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory. Revenue generated from our O.biz website is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner, as it is not significant enough to segregate as its own segment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

•                  revenue recognition;

•                  estimating valuation allowances and accrued liabilities (specifically, the reserve for returns, restructuring liability, the allowance for doubtful accounts and the reserve for obsolete and damaged inventory);

•                  internal use software and website development (acquired and developed internally);

•                  accounting for income taxes;

•                  valuation of long-lived and intangible assets and goodwill;

•                  stock-based compensation; and

•                  loss contingency.

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

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three month period ended September 30, 2009 (in thousands):

	Three months ended
Change in the	September 30, 2009
Estimate of Average		Effect on Net
Transit Times (Days)	Effect on Revenue	Income (Loss)
-2	$7,598	$1,504
-1	$3,818	$755
As reported	As reported	As reported
1	$(2,156)	$(440)
2	$(4,790)	$(960)

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as we are the primary obligor. In our statements of operations, we present revenue net of sales taxes.

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

Fulfillment partner revenue

Fulfillment partner revenue is derived from merchandise sales through our Website which fulfillment partners ship directly to our customers from warehouses maintained by our fulfillment partners.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of September 30, 2009 we were selling to customers in 39 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

O.biz

In October 2009, we introduced O.biz, a Website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory.  Revenue generated from our O.biz website is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses of from a fulfillment partner, as it is not significant enough to segregate as its own segment.

Refund policy

We inspect all returned items when they arrive at our processing facility. We refund the full cost of the merchandise and all original shipping charges if the return is a result of our error or defective product.

If the return is not a result of our error and our customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees.

If our customer returns an item that has been opened or shows signs of wear, we will issue a partial refund minus both the original shipping charge and return shipping fees. We also reduce refunds for returns our customer initiates more than 30 days after delivery or that are received at our returns processing facility after more than 45 days following delivery.

Reserve for returns

Total net revenue is recorded net of estimated returns. We maintain a reserve for returns based on current period revenues and historical returns experience. Management analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns reserve in any accounting period. Our actual product returns have not differed materially from our estimates. We are not currently aware of any trends that would significantly change future returns experience compared to historical experience. The reserve for returns was $5.1 million at December 31, 2008, and $3.4 million at September 30, 2009.

Reserve for credit card chargebacks

Revenue is recorded net of credit card chargebacks. We maintain a reserve for credit card chargebacks based on current period revenues and historical chargeback experience. The reserve for chargebacks was $365,000 at December 31, 2008, and $157,000 at September 30, 2009.

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products ordered. In addition, amounts received in advance for Club O membership fees, our loyalty program, are recorded as deferred revenue and recognized ratably over the membership period. We sell gift cards and record related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue from a gift card is recognized upon redemption. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote based on our historical redemption experience.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million at December 31, 2008, and $1.7 million at September 30, 2009.

Reserve for obsolete and damaged inventory

We write down our inventory for estimated obsolescence or damage equal to the difference between the cost of inventory and the estimated market value based upon current selling prices assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been sold or scrapped. At December 31, 2008, our inventory balance was $17.7 million (including $2.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million. At September 30, 2009, our inventory balance was $17.5 million (including $1.6 million of inventory in-transit related to sales shipped but not yet delivered to the customer and $1.3 million of core inventory in-transit shipped by the vendor but not yet received), net of allowance for obsolescence or damaged inventory of $1.3 million.

Internal-use software and website development

Included in fixed assets is the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. As required by ASC Topic 350-40, Internal Use Software, we capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two to three years. Costs incurred related to design or maintenance of internal-use software are expensed as incurred.

During the three month periods ended September 30, 2008 and 2009, we capitalized $5.1 million and $1.8 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally, in each period. Amortization of costs associated with internal-use software and website development was $2.9 million and $1.4 million for those respective periods. During the nine month periods ended September 30, 2008 and 2009, we capitalized $7.7 million and $4.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $9.1 million and $4.5 million for those respective periods. The decrease in costs associated with internal-use software and website development is primarily related to the greater number of software licenses purchased in 2008 compared to 2009.

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and September 30, 2009, we have recorded a full valuation allowance of $86.9 million and $88.9 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

ASC Topic 740, Income Taxes, prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

We adopted ASC Topic 740 on January 1, 2007. As a result of a full valuation allowance there was no effect on our financial condition or results of operations as a result of implementing ASC Topic 740. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. As of the date of adoption of ASC Topic 740, we did not have any accrued interest or penalties associated with unrecognized tax positions. There have been no changes during the nine month period ended September 30, 2009.

We have recorded no provision or benefit for federal and state income taxes as we have incurred annual net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Valuation of long-lived and intangible assets and goodwill

Under ASC Topic 350, Intangibles — Goodwill and Other, goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that an asset has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with this guidance, we test for impairment of goodwill at least annually or as circumstances dictate. Goodwill totaled $2.8 million as of December 31, 2008 and September 30, 2009.

There were no impairments to goodwill recorded during the year ended December 31, 2008, and the three and nine month periods ended September 30, 2009.

Stock-based compensation

Stock options

As required by ASC Topic 718, Compensation - Stock Compensation, we measure compensation cost for all outstanding unvested stock-based awards at fair value and recognize compensation expense over the service period for awards expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility: The fair value of stock options were valued using a volatility factor based on our historical stock prices.

Expected Term: For 2007 and 2008 option grants, we elected to use the “simplified method” as discussed in Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB No. 107”), to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with ASC Topic 718, beyond December 31, 2007. We adopted SAB No. 110 effective January 1, 2008 and continue to use the simplified method in developing the expected term used for our valuation of stock-based compensation.

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

Restricted stock units

During the nine month period ended September 30, 2009, we granted a total of 366,700 restricted stock units to employees, of which 1,000 restricted stock units were granted in the three month period ended September 30, 2009. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee’s continuing service to us. At September 30, 2009, there were 641,000 restricted stock units that remained outstanding.

The cost of restricted stock units is determined using the fair value of our shares of common stock on the date of the grant and compensation expense is recognized in accordance with the vesting schedule (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock-Based Awards”).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

Recent accounting pronouncements

See Item 1 of Part 1, “Financial Statements” — Note 2 —“Accounting Policies” subheading “Recent Accounting Pronouncements.”

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

Commentary—Revenue. Revenue growth returned during the third quarter, up positive 4% compared to last year, and up 11% from the previous quarter. We experienced an increase in traffic to our website as well as higher conversion rates, which we attribute primarily to more efficient and effective marketing efforts. We continue to see reduced spending in certain large ticket items such as jewelry, watches and computers and electronics; an indication that consumers remain tentative about discretionary purchases. At the same time, we saw growth in apparel and home goods. This shift in product mix resulted in an 18% increase in total orders, but a 12% decrease in average order size from last year to $114. Our overall strategy continues to be a focus on contribution growth by expanding gross profit and improving sales and marketing efficiency. While this may not drive revenue growth, it has improved profitability.

Commentary—Gross Profit and Gross Margin. Gross profit increased $5.6 million on $8.2 million of incremental revenue for the three month period ended September 30, 2009 compared to the same period of prior year, while gross margin expanded by more than 200 basis points. This improvement was largely the result of supply chain efficiencies we have initiated throughout the year, offset by lower pricing on many products. We believe there are additional cost efficiencies that can be extracted from our operational expense structure and supply chain, and we are focused on reducing those costs. However, as we do so, it is our intention to pass much of these savings on to our customers in the form of lower prices which would keep our gross margins relatively stable in the future.

Commentary—Sales and Marketing. Our efforts to increase the efficiency of our sales and marketing initiatives continued during the three month period ended September 30, 2009. We monitor the performance of all of our marketing channels, and have been aggressive in reducing expenditures in less efficient areas. Through this disciplined approach, we saw sales and marketing expense increase by 2% on a 4% increase in revenue, and marketing expense as a percentage of revenue fell to 6.2% during the three month period ended September 30, 2009 from 6.4% during the same period of 2008.

Commentary—Technology/G&A. Combined technology and G&A expenses increased 5% to $25.6 million on higher personnel and legal costs. The increase in technology expenses was primarily due to personnel costs from increased staff, offset in part due to lower depreciation expense. G&A expenses were higher due to an increase in personnel costs from increased staff. Legal costs were also higher this quarter, and we expect that trend to continue through the first half of 2010.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin. Our primary focus this year has been growth in contribution through higher gross profit and more efficient sales and marketing efforts. During the three month period ended September 30, 2009, contribution expanded by 26% to $25.5 million, and contribution margin was 13%. We believe contribution margin will stabilize somewhere in the 12% to 14% range. See “Non-GAAP Financial Measures” below for the calculation of Contribution and Contribution margin.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	18.3%	16.6%	21.7%	17.2%
Fulfillment partner	81.7	83.4	78.3	82.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	16.4	14.6	19.1	14.8
Fulfillment partner	66.4	66.1	63.7	65.3
Total cost of goods sold	82.8	80.7	82.8	80.1
Gross profit	17.2	19.3	17.2	19.9
Operating expenses:
Sales and marketing	6.4	6.2	7.2	6.6
Technology	7.6	6.4	7.6	6.9
General and administrative	5.5	6.8	5.3	6.9
Restructuring	—	—	—	—
Total operating expenses	19.5	19.4	20.1	20.4
Operating loss	(2.3)	(0.1)	(2.9)	(0.5)
Interest income	0.4	—	0.5	—
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other income (expense), net	1.5	0.2	0.5	0.5
Net loss	(0.9)%	(0.4)%	(2.4)%	(0.5)%

Comparison of Three and Nine month Periods Ended September 30, 2008 and 2009

Revenue

Total net revenue increased 4% from $186.9 million for the three month period ended September 30, 2008, to $195.1 million for the three month period ended September 30, 2009.

Direct revenue decreased 5% from $34.2 million in the third quarter of 2008 to $32.4 million in the third quarter of 2009, and fulfillment partner revenue increased 7% from $152.7 million to $162.7 million.

Total net revenue decreased 3% from $578.5 million for the nine month period ended September 30, 2008, to $558.6 million for the nine month period ended September 30, 2009. Direct revenue decreased 24% from $125.8 million to $96.2 million. Fulfillment partner revenue increased 2% from $452.7 million to $462.4 million for the nine month period ended September 30, 2009.

Total revenues from Auctions, Cars and Real Estate businesses were $495,000 and $1.5 million for the three and nine month periods ended September 30, 2009, respectively. Total revenues from International sales were $1.4 million and $2.8 million for the three and nine month periods ended September 30, 2009.

See “Executive Commentary” above for additional discussion regarding revenue and revenue growth.

Gross profit and gross margin

Generally, our overall gross margins fluctuate based primarily on several factors, including our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing, and inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; operational and fulfillment costs.

Gross margin increased 210 basis points, from 17.2% in the three months ended September 30, 2008 to 19.3% in the three months ended September 2009, and gross profit was $32.1 million and $37.7 million, respectively, a 17% increase. For the nine month periods ended September 30, gross margin increased from 17.2% in 2008 to 19.9% in 2009, an increase of 270 basis points, and gross profit increased from $99.3 million to $111.3 million, respectively, a 12% increase.

The 210 basis point improvement for the three month period ended September 30, 2009 was primarily the result of supply chain efficiencies we have initiated throughout the year, offset by lower pricing on many products.  The other factors described above had no significant impact on the change in gross profit and gross margin.

During 2008, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during 2007, and the nine months ended September 30, 2008, due to a systems issue. Of the total $5.5 million underbilling, $2.8 million related to 2007 and $2.7 million related to the nine months ended September 30, 2008. We contacted the affected fulfillment partners and in our negotiations with them over several months, we agreed to forgive the $2.8 million related to 2007 and to seek to recover the $2.7 million related to 2008 over time from our future sales of the fulfillment partners’ products during the remainder of 2008 and 2009. As a result of the negotiations we later agreed to forgive an additional $375,000. We have recovered a total of $2.3 million through September 30, 2009, including $1.8 million during the three months ended December 31, 2008 and $580,000 during the nine months ended September 30, 2009.

Consequently, for the nine month period ended September 30, 2009, we reduced total cost of goods sold by $580,000 for recoveries from partners who were underbilled in 2008 for certain fees and charges, and an additional $785,000 from a fulfillment partner that we had overpaid in 2008. These recoveries accounted for 24 basis points of the 270 basis point improvement from the nine month period ended September 30, 2008. Without this reduction, gross profit for the nine month period ended September 30, 2009 would be $109.8 million (19.7% as a percentage of total revenue), an 11% increase from the nine month period ended September 30, 2008 rather than that 12% increase detailed above.

For the three month period ended September 30, 2009, we reduced total cost of goods sold by $40,000 for recoveries from partners who were underbilled in 2008 for certain fees and charges. Without this reduction, gross profit for the three month period ended September 30, 2009, would be $37.6 million (19.3% as a percentage of total revenue), and would not change the 17% increase in gross profit from the third quarter of 2008.

Also for the nine months period ended September 30, 2009, we reduced total cost of goods sold by $301,000 due to a refund of overbillings by a freight carrier for charges from the fourth quarter of 2008. Without this reduction, gross profit for the nine month period ended September 30, 2009 would be $111.0 million (19.9% as a percentage of total revenue), and would not change the 12% increase in gross profit from the nine month period ended September 30, 2008.

For the three months ended September 30, 2009, we reduced total cost of goods sold by $77,000 due to a refund of overbillings by a freight carrier for charges from the fourth quarter of 2008. Without this reduction, gross profit for the three month period ended September 30, 2009, would be $37.6 million (19.3% as a percentage of total revenue), and would not change the 17% increase in gross profit from the third quarter of 2008.

When the fulfillment partner underbillings and overpayments were originally discovered, we determined that the recovery of such amounts was not assured, and that consequently the potential recoveries constituted a gain contingency. Accordingly, we determined that the appropriate accounting treatment for the potential recoveries was to record their benefit only when such amounts became realizable (i.e., an agreement had been reached with the other party and cash had been received from future sales) (see Item 1 of Part I, “Financial Statements”—Note 15—“Subsequent Events”).

Gross margins for the past three quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009	Q2 2009	Q3 2009
Direct	13.4%	12.5%	10.4%	8.7%	11.3%	13.1%	17.6%	12.1%
Fulfillment Partner	17.9%	19.0%	18.7%	19.0%	18.7%	21.7%	20.9%	20.7%
Combined	16.7%	17.6%	17.2%	17.0%	17.1%	20.1%	20.4%	19.3%

Cost of goods sold includes stock-based compensation expense of $44,000 and $30,000 for the three month periods ended September 30, 2008 and 2009, respectively. Stock-based compensation included in Costs of goods sold totaled $143,000 and $93,000 for the nine month periods ended September 30, 2008 and 2009, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business increased 11% from $3.5 million during the three month period ended September 30, 2008 to $3.9 million for the same period in 2009, and gross margin increased from 10.4% to 12.1%. For the nine month periods ended September 30, gross profit decreased 12% from $15.5 million in 2008 to gross profit of $13.6 million in 2009, and gross margin increased from 12.3% to 14.1%.

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of $28.6 million and $33.8 million for the three month periods ended September 30, 2008 and 2009, respectively, an increase of 18%, and gross margin increased from 18.7% to 20.7%. Gross profit increased 17% from $83.8 million during the nine month period ended September 30, 2008 to $97.7 million of gross profit generated during the nine month period ended September 30, 2009, and gross margin increased from 18.5% in 2008 to 21.1% in 2009.

See “Executive Commentary” above for additional discussion.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs,gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008		2009		2008		2009

Total net revenue	$186,855	100.0%	$195,081	100.0%	$578,505	100.0%	$558,591	100.0%
Cost of goods sold
Product costs and other cost of goods sold	144,147	77.1%	146,884	75.3%	446,284	77.1%	416,049	74.5%
Fulfillment costs	10,589	5.7%	10,528	5.4%	32,922	5.7%	31,274	5.6%
Total cost of goods sold	154,736	82.8%	157,412	80.7%	479,206	82.8%	447,323	80.1%
Gross profit	$32,119	17.2%	$37,669	19.3%	$99,299	17.2%	$111,268	19.9%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment costs in the three and nine month periods ended September 30, 2009.

See “Gross profit and gross margin” above for additional discussion.

Operating expenses

Sales and marketing expenses. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $11.9 million and $12.2 million for the three month periods ended September 30, 2008 and 2009, respectively, representing 6.4% and 6.2% of total net revenue for those respective periods. For the nine month periods ended September 30, 2008 and 2009, sales and marketing expenses decreased 11% from $41.2 million in 2008 to $36.8 million in

2009, representing 7.1% and 6.6% of total net revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending in 2009.

Sales and marketing expenses also include stock-based compensation expense of $76,000 and $120,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, sales and marketing expenses included stock-based compensation of $246,000 and $336,000, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross margin. We consider discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses. We seek to efficiently invest in our technology, including web services, customer support solutions, website search, and expansion of new and existing product categories, as well as continuing to enhance the customer experience, improving our process efficiency and supporting our logistics infrastructure.

Technology expenses totaled $14.1 million and $12.4 million for the three month periods ended September 30, 2008 and 2009, representing 7.6% and 6.4% of revenue for those periods, respectively. Comparing the three month period ended September 30, 2008 to the same period in 2009, technology expenses decreased 12% primarily due to decreased depreciation expense of approximately $2.7 million related technology equipment and software development. This was partially offset by an increase in compensation of approximately $1.5 million related to an increase in technology staff.

For the nine month periods ended September 30, 2008 and 2009, technology expenses totaled $43.9 million and $38.9 million, respectively, representing 7.6% and 6.9% of total revenue for those respective periods. The 12% decrease is primarily due to a $10.3 million decrease in expenses related to depreciation of technology equipment and software development and the expiration of an operating lease in Q2 of 2008 which was not renewed. This was partially offset by an increase in compensation of approximately $5.0 million related to an increase in technology staff.

Technology expenses include stock-based compensation expense of $193,000 and $178,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, technology expenses included stock-based compensation of $627,000 and $527,000, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $10.3 million and $13.2 million for the three month periods ended September 30, 2008 and 2009, respectively, representing approximately 5.5% and 6.8% of total net revenue for those respective periods. The $2.9 million increase in G&A expenses is primarily due to an increase in compensation expense of approximately $1.9 million related to an increase in general and administrative staff and legal expense of approximately $1.6 million. This was partially offset as we recognized a reduction of legal expense of $683,000 from a $2.75 million payment that we received from an insurer in the settlement of a dispute regarding insurance coverage of a legal matter.

For the nine month periods ended September 30, 2008 and 2009, G&A expenses totaled $30.8 million and $38.9 million, representing 5.3% and 6.9% of total revenue for both periods, respectively. The $8.1 million increase in G&A expenses, is primarily due to an increase in compensation expense of approximately $5.9 million related to an increase in general and administrative staff, which includes $1.25 million related to the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

This increase in G&A expenses is also related to additional facilities costs relating to the lease of a new customer service center, increased moving related expenses and an increase of legal expenses of approximately $2.0 million during the nine month period ended September 30, 2009 compared to the same period in 2008. However, the increase was primarily offset as we recognized a reduction of legal expense of $1.9 million from a $2.75 million payment that we received from an insurer in the settlement of a dispute regarding insurance coverage of a legal matter. The remaining balance of $859,000 is recorded in accrued liabilities at September 30, 2009 in the accompanying Consolidated Balance Sheets. Our future recognition of amounts from the remaining balance is subject to a number of contingencies, including our incurring further related legal fees (see Item 1 of Part 1, “Financial Statements” — Note 8—“Commitments and Contingencies” for more information about our legal proceedings).

General and administrative expenses include stock-based compensation expense of approximately $543,000 and $507,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, G&A included stock-based compensation expense of $2.7 million and $1.6 million, respectively.

Restructuring. During the nine months ended September 30, 2009, we reduced accrued restructuring liabilities by $218,000 primarily as a result of subleasing some of the previously abandoned office space in our corporate headquarters earlier than originally anticipated (see Item 1 of Part I, “Financial Statements”—Note 3—“Restructuring Expense”).

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Cost of goods sold - direct	$336	$314	$1,247	$960
Sale and marketing	—	—	—	—
Technology	5,226	2,529	16,575	8,839
General and administrative	18	103	142	314
Total depreciation and amortization, including internal-use software and website development	$5,580	$2,946	$17,964	$10,113

Non-operating income (expense)

Interest income and interest expense. Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the three and nine month periods ended September 30, 2008 to the same periods in 2009, the decrease in interest income is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes, and to a lesser extent our capital lease obligations. Interest expense for the three month periods ended September 30, 2008 and 2009 totaled $847,000 and $941,000, respectively. For the nine month periods ended September 30, 2008 and 2009, interest expense totaled $2.6 million for each period.

Other income (expense), net. For the three month period ended September 30, 2009, other income (expense), net was $297,000, which relates to gift card breakage and sublease rents. For the nine month period ended September 30, 2009, other income (expense) was $3.0 million, which relates primarily to gains from the early extinguishment of a portion of our 3.75% Convertible Senior Notes (“Senior Notes”). For the nine month period ended September 30, 2009, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000. This gain was offset in part by a loss on the disposition of fixed assets of $184,000. During the three month period ended September 30, 2009, we did not retire any of our Senior Notes.

Sale of discontinued operations

On January 21, 2009, we entered into a Note Purchase Agreement to sell both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc. for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded during the year ended December 31, 2008 (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”). We agreed to the reduced amount for the notes due to concern regarding the financial viability of the entity holding the notes, as a result of the impact of the economic downturn on the travel industry that began during the latter part of 2008.

Income taxes

For the nine month periods ended September 30, 2008 and 2009, we incurred net losses, and consequently incurred insignificant amounts of federal, state and foreign income taxes. As of December 31, 2008 and September 30, 2009, we had net operating loss carry forwards of approximately $177.3 million and $181.7 million, respectively, which may be used to offset future taxable income. An additional $21.9 million of net operating losses (“NOL’s”), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate. In addition, SFAS 109 requires that as the Company realizes a tax benefit from the Gear.com’s NOLs that any benefit shall first, be applied against and reduce to zero, goodwill related to the acquisition, and second, reduce to zero other noncurrent assets related to the acquisition and third, reduce income tax expense. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	$187,367	$176,143	195,081	N/A
2008	202,814	188,836	186,855	255,862
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At September 30, 2009, our cash and cash equivalents balance was $79.1 million.

Cash flow information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)

Cash provided by (used in):
Operating activities	$(275)	$11,980	$(40,870)	$(20,137)
Investing activities	(5,447)	(2,486)	5,337	4,143
Financing activities	(7,455)	(148)	(22,327)	(5,472)

Free Cash Flow. “Free Cash Flow” (a non-GAAP measure) for the three month periods ended September 30, 2008 and 2009, was $(9.1) million and $9.5 million. “Free Cash Flow” (a non-GAAP measure) for the twelve months ended September 30, 2008 and 2009, was $(805,000) and $13.3 million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash used in operating activities. Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers.

As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, marketable securities, accounts payable balances and deferred revenue typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable and accrued liability balances normally decline during the months following year-end, which normally results in a decline in our cash, cash equivalents, and marketable securities balances from the year-end balance. As a result of the seasonality in our cash flow, we believe that a twelve-month trailing view is an important measure of our operating cash flow (see Item 1 of Part I, “Financial Statements”—“Consolidate Statement of Cash Flows (unaudited and unreviewed for 2009)”).

For the three month periods ended September 30, 2008 and 2009, our operating activities resulted in net cash outflows of $275,000 and net cash inflows of $12.0 million, respectively.

The $12.0 million of net cash provided by operating activities during the three month period ended September 30, 2009 was primarily due to increases in accounts payable of $9.2 million due to increased unpaid purchases of inventory related to both increased fulfillment partner sales at the end of the third quarter and increased purchases of core inventory to meet anticipated increased fourth quarter holiday sales. A $3.8 million increase in accrued liabilities also contributed to this increase in cash provided by operating activities and related to an increased bonus accrual and to an increased legal expense accrual. The increase in cash provided by operations related to the increase of accounts payable and accrued liabilities was partially offset by purchases of $5.5 million of core inventory in excess of sales of core inventory in the third quarter and $1.7 million of increased prepayments made in the third quarter to secure inventory to be delivered in the fourth quarter to support anticipated holiday sales.

The cash flows used in operations of $275,000 during the three months end September 30, 2008 were primarily due to purchases of inventory exceeding sales of inventory by $3.4 million and $1.9 million related to prepayments of inventory in the third quarter to meet increased fourth quarter holiday sales. These cash outflows were partially offset by an increase of accounts payable and accrued liabilities related to fulfillment partner sales and purchases of inventory at the end of the third quarter.

For the nine month periods ended September 30, 2008 and 2009, operating activities used $40.9 million and $20.1 million of cash, respectively.

For the nine month period ended September 30, 2009, the $20.1 million of net cash used in operating activities was primarily due to the higher seasonal payments made early each year on accounts payable of $25.9 million.

In December 2008, our credit card processor informed us that it would be requiring a reserve from us due to the inherent risks of credit card processing and its assessment of the risks of processing our customer credit cards, and began withholding approximately 1% of our daily credit card remittances as a reserve. The credit card processor indicated that it expected to continue such withholding until the reserve reached a total of $3.5 million, which it did in August 2009. During September 2009, our processor informed us that it had reassessed the reserve requirement and reduced our reserve to $1.75 million and refunded the excess balance of $1.75 million to us. The remaining reserve was $1.75 million at September 30, 2009 of which $755,000 is included in Accounts receivable and $1.0 million is included in Other long-term assets, net, in the Consolidated Balance Sheets. Subsequent to the end of the quarter, the credit card processor refunded an additional $755,000.  The remaining reserve of $1.0 million is included in Other long-term, net, in the Consolidated Balance Sheets.

The credit card processor may increase or decrease the amount of this reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards.

Other cash used in operating activities for the nine month period ended September 30, 2009, related to payments on prepaid inventory of $2.9 million, which were made in the third quarter to secure inventory to be delivered in the fourth quarter.

The amount of cash used in operating activities for the nine month period ended September 30, 2009 was partially offset by changes in accrued liabilities of $3.8 million due to increased bonus and legal expense accruals at the end of the third quarter of 2009 compared to the same period of 2008.

For the nine month period ended September 30, 2008, the net cash used in operating activities of $40.9 million was primarily due to higher seasonal payments early in the year on accounts payable and accrued liabilities of $35.7 million and $11.5 million, respectively. This was offset by operating cash inflows from payments on accounts receivable and sales of inventory exceeding the purchases of inventory by $1.1 million and $8.2 million, respectively.

Cash provided by investing activities. Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs.

Investing activities resulted in net cash outflows of $5.4 million and $2.5 million for the three month periods ended September 30, 2008 and 2009, respectively.

The $2.5 million outflow from investing activities during the three month period ended September 30, 2009 resulted from expenditures for fixed assets. During the three month period ended September 30, 2008, we incurred capital expenditures of $8.8 million offset in part by the net sales and purchases of marketable securities of $3.1 million.

For the nine month periods ended September 30, 2008 and 2009, investing activities resulted in net cash inflows of $5.3 million and $4.1 million, respectively.

Investing activities for the nine month period ended September 30, 2009 provided net cash of $4.1 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel (see Item 1 of Part I, “Financial Statements”—Note 4—“Acquisition and Subsequent Discontinued Operations”), partially offset by capital expenditures of $6.0 million.

During the first nine months of 2008 we spent $15.3 million on capital expenditures, offset by the collection of $1.5 million from a note receivable and a net $19.1 million in sales and purchases of marketable securities.

Cash used in financing activities. Financing activities resulted in net cash outflows of $7.5 million and $148,000 for the three month periods ended September 30, 2008 and 2009, respectively. The net cash used in financing activities during the three month period ended September 30, 2009 was primarily due to payments on capital lease obligations (see Item 1 of Part I, “Financial Statements”—Note 7—“Borrowings”). Financing activities outflows of $7.5 million for the three month period ended September 30, 2008, resulted from payments of $1.5 million to purchase our stock and $6.6 million to retire our senior convertible notes, offset by a $547,000 cash inflow from the exercise of stock options.

For the nine month periods ended September 30, 2008 and 2009, financing activities resulted in net cash outflows of $22.3 million and $5.5 million, respectively. The cash used in 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). For the nine months ended September 30, 2008, financing activities resulted in cash outflows of $22.3 million, due to $3.8 million in capital lease obligation payments, $6.6 million paid to retire our convertible senior notes and $13.5 million used to buy back stock. The financing activities outflow was offset by $1.5 million received from stock option exercises.

Redeemable common stock

In June 2009, we discovered that we had inadvertently issued 201,421 more shares of the Company’s common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At September 30, 2009, approximately 63,000 shares or $705,000 of our common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, we entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the Overstock.com, Inc. 401(k) plan (the “Plan”). We entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009.

We intend to make a rescission offer to affected participants in the Plan who acquired shares of Overstock common stock between July 1, 2008 and June 30, 2009 but have determined that we are unable to do so at the present time. Consequently, we and our Committee entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009.

Based on the closing price of Overstock common stock of $14.67 at September 30, 2009, we anticipate that of the $695,000 of affected stock outstanding as of September 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisition of more than $136,569 of the stock.

Stock and debt repurchase program

On January 14, 2008, our Board of Directors authorized a repurchase program that allowed us to purchase up to

$20.0 million of our common stock and / or our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009.

Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.4 million during the year ended December 31, 2008. This common stock repurchase was executed at approximately $11.31 per share which was at the low end of our 52-week historical trading range. We made the repurchases because we believed that the stock was trading at attractively low prices, that we had sufficient cash on hand for all reasonably possible contingencies, and that the use of the cash to repurchase shares was in the best interest of the Company and the stockholders.

In addition, during the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash at an approximate 16% yield to maturity. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of December 31, 2008, $67.5 million of Senior Notes remained outstanding. We had fully utilized the authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorized us to utilize up to $20.0 million to repurchase additional 3.75% Senior Notes. Under this repurchase program, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000, during the nine month period ended September 30, 2009 at an approximate 23% yield to maturity (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”).

Shelf registration

During 2008 we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million.

Because the 2009 unaudited interim financial statements and notes thereto for the quarterly periods ended September 30, 2009 included in this Form 10-Q have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, this Form 10-Q is deemed deficient and not timely by the Staff of the Commission. As a consequence, the Company may be unable to use its Form S-3 registration statement.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009 (Remainder)	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$59,994	$—	$—	$—	$59,994
Interest on long-term debt	1,125	2,250	2,250	—	—	—	5,625
Capital lease obligations	99	646	794	116	—	—	1,655
Operating leases	2,320	9,391	9,322	8,868	8,325	15,036	53,262
Purchase obligations	15,871	712	517	—	—	—	17,100
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$19,415	$12,999	$72,877	$8,984	$8,325	$15,035	$137,636

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,250	$—	$—	$—	$—	$—	$2,250

Long-term debt arrangements and interest. In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $85,000 and $68,000 during the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, respectively, we recorded amortization of discount and debt issuance costs related to this offering totaling $257,000, and $213,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in ownership). Beginning on or after December 31, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

Under the repurchase program discussed above, we retired a total $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 for the nine month period ended September 30, 2009 (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). As of September 30, 2009, $60.0 million of the Senior Notes remain outstanding.

Capital leases. We leased certain software and computer equipment during the three month period ended September 30, 2009 under non-cancelable leases that expire on various dates through 2012 (see Item 1 of Part I, “Financial Statements”—Note 7—“Borrowings,” subheading “Capital leases”).

Operating leases

Computer equipment operating leases. We have two operating leases for certain computer equipment that expire in the first and fourth quarters of 2010. We expect that such leases will be renewed, by exercising purchase options or replaced by leases of other computer equipment.

Corporate office space. In July 2005, we leased approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term of ten years. As of September 30, 2009, the total lease obligation over the remaining term of this lease is $26.4 million, of which approximately $4.1 million is payable in the next twelve months. $7.8 million of the total lease obligation is offset by estimated sublease payments related to restructuring, of which $1.3 million is anticipated to be received in the next twelve months (see Item 1 of Part I, “Financial Statements”—Note 3—“Restructuring Expense”).

Logistics and warehouse space. We currently lease 1,002,678 square feet for warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and February 2016.

On April 8, 2008, we entered into a lease agreement with Natomas Meadows, LLC (the “Natomas Lease”). The Natomas Lease is a seven year lease for a 686,865 square foot warehouse facility in Salt Lake City, Utah (the “New Warehouse”). The rent increases from $0.33 per square foot to $0.395 per square foot for the last year of the lease term. We constructed a 40,000 square foot customer service facility in the New Warehouse and commenced use of the facility on November 3, 2008.

Co-location data center. We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires on May 1, 2017.

We lease an additional 2,864 square feet for an offsite IT data center located in Salt Lake City. The lease expires on June 30, 2011.

Purchase obligations. The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2009. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

At September 30, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.3 million were issued on our behalf, supported by cash balances held at Wells Fargo, which is included in cash and cash equivalents in the accompanying Consolidated Balance Sheets.

Wells Fargo Retail Finance Agreement. On August 3, 2009, we terminated the Amended and Restated Loan and Security Agreement dated January 6, 2009 (the “Amended WFRF Agreement”) with Wells Fargo Retail Finance, LLC (“WFRF”).

Wells Fargo Commercial Purchasing Card Agreement. We have a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. Outstanding amounts under the Purchasing Card are collateralized by cash balances held at Wells Fargo, and therefore the facility does not provide additional liquidity to us. At September 30, 2009, $825,000 was outstanding and $425,000 was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors other than disclosed in the table above.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin. Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our fixed operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009

Total revenue	$186,855	$195,081	$578,505	$558,591
Cost of goods sold	154,736	157,412	479,206	447,323

Gross profit	32,119	37,669	99,299	111,268
Less: Sales and marketing expense	11,934	12,187	41,197	36,849

Contribution	$20,185	$25,482	$58,102	$74,419

Contribution margin	10.8%	13.1%	10.0%	13.3%

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

We believe that discussing Adjusted EBITDA at this stage of our business is useful to us and to financial statement users, as Adjusted EBITDA is a reasonable measure of cash generated by the continuing operations of our business. As we made significant investments in our infrastructure during 2005 and 2006 through large capital expenditures, the result was increased depreciation expense in our income statement. Therefore, in addition to net income or loss, which includes recurring non-cash expenses such as depreciation, amortization and stock-based compensation, we use Adjusted EBITDA, which excludes all non-cash expenses, as a measurement of cash generated by the business. We use Adjusted EBITDA to demonstrate the difference between our GAAP net losses and actual cash being used or generated by the business. The Adjusted EBITDA measurement also excludes non-operating income or expenses and discontinued operations, as we use it to measure only cash generated by the continuing operations of the business. We also believe that our Adjusted EBITDA measure is consistent with similar EBITDA measures used by other companies in our industry and measures used by industry analysts in comparing companies within our industry.

The material limitation associated with the use of Adjusted EBITDA is that it does not address the potential impact on cash from changes in balance sheet accounts, or from cash used for investing activities such as capital expenditures, and therefore does not demonstrate the overall change in cash position or liquidity of the business as a whole. Management compensates for these limitations when using this measure by looking at other GAAP and non-GAAP measures, such as the consolidated statement of cash flows, free cash flow, and working capital, in conjunction with Adjusted EBITDA, when evaluating the overall cash picture of the business. We also look at net income in conjunction with Adjusted EBITDA in evaluating overall company performance, with the overall goal of attaining GAAP net income/earnings.

For further details on Adjusted EBITDA, see the reconciliation of this non-GAAP measure to our GAAP net income (loss) below (in thousands):

	Three months ended		Nine months ended		Twelve months ended
	September 30,		September 30,		September 30,
	2008	2009	2008	2009	2008	2009

Net loss	$(1,589)	$(787)	$(13,672)	$(2,497)	$(20,142)	$(1,483)
Add back amounts for computation of Adjusted EBITDA:
Depreciation and amortization, including internal-use software and website development, and other amortization	5,580	2,946	17,964	10,113	24,634	14,816
Stock-based compensation expense to employees and directors	990	835	3,242	2,559	4,378	3,339
Stock-based compensation to consultants for services	(134)	—	181	10	90	88
Stock-based compensation related to performance share plan	—	—	300	—	(600)	(1,300)
Issuance of common stock from treasury for 401 (k) matching contribution	—	185	19	185	(415)	185
Interest income	(664)	(11)	(2,708)	(161)	(4,137)	(616)
Interest expense	847	941	2,636	2,550	3,739	3,376
Other (income) expense, net	(2,849)	(297)	(2,849)	(2,987)	(2,849)	1,310

Adjusted EBITDA	$2,181	$3,812	$5,113	$9,772	$4,698	$19,715

Free Cash Flow. Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” Although we believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Three months ended September 30,		Twelve months ended September 30,
	2008	2009	2008	2009

Net cash provided by (used in) operating activities	$(275)	$11,980	$14,864	$22,693
Expenditures for fixed assets, including internal-use software and website development	(8,809)	(2,486)	(15,669)	(9,441)
Free cash flow	$(9,084)	$9,494	$(805)	$13,252

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

At September 30, 2009, we had $79.1 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $791,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2009, we had a face value amount of $60.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At September 30, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.3 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our Senior Notes as of September 30, 2009 was $50.8 million.

ITEM 4.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information relating to the Company and its consolidated subsidiaries required to be disclosed in the Company’s periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported in a timely manner in accordance with the requirements of the Exchange Act, and that such information is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) each concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 8—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.          RISK FACTORS

Item 1A, (“Risk Factors”) of our most recently filed Form 10-K/A sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Except as described below, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K/A; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Risks Related to our Unreviewed Financial Statements

Our failure to obtain the review of our interim unaudited financial statements required by Regulation S-X may result in changes to the financial statements when reviewed by an independent registered public accounting firm.

Because the 2009 unaudited interim financial statements and notes thereto for the quarterly periods ended September 30, 2009 included in our Form 10-Q for the quarter ended September 30, 2009 have not been reviewed in accordance with SAS 100, as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, the Form 10-Q is deemed deficient and not timely by the Securities and Exchange Commission (“SEC”).  We intend to engage a successor independent registered public accounting firm to review the financial statements and to file an amendment to the Form 10-Q to file unaudited interim financial statements for the quarterly periods ended September 30, 2009 reviewed in accordance with SAS 100 as required by Rule 10-01(d) as promptly as practicable.  The review could result in changes to the unreviewed financial statements, whether as a result of a determination that our accounting for the $785,000 transaction that was at issue in our disagreement with Grant Thornton is incorrect, as a result of other modifications that may result from our discussions with the SEC in response to the SEC's recent comments on our financial statements (see Item 1 of Part I, “Financial Statement” – Note 15 – “Subsequent Events”), or otherwise. Regardless of any changes, our failure to obtain the review required by Regulation S-X and the resulting status of our Form 10-Q for the quarter ended September 30, 2009 as not having been filed on a timely basis, will render us ineligible to file registration statements on Form S-3, our shelf registration statement, for a period of time, and may have other adverse consequences, particularly if we are unable to engage a successor independent registered public accounting firm promptly or unable to complete the review promptly, such as the impact on our covenants under our contractual commitments,  our obligations under NASDAQ Stock Market listing standards, and the Securities Exchange Act.

Unsuccessful resolution of some or all of the comments contained in the SEC comment letter may have a material impact on previously filed financial statements.

On October 1, 2009, the Company received a comment letter from the Division of Corporation Finance of the SEC regarding the Company’s 2008 Form 10-K/A and June 30, 2009 Form 10-Q. The Company responsed to the comment letter to the SEC on October 16, 2009 and October 21, 2009. The SEC reviewed the Company’s responses and on November 3, 2009 the SEC responded with a follow-up comment letter which requested additional information or clarification regarding, among other matters, a fulfillment partner overpayment (for which $785,000 was recognized as income in 2009 as it was received), fulfillment partner under billings (for which $580,000 was recognized as income in 2009 as it was received), overbillings by a freight carrier in 2008 (for which $301,000 was recognized in income in 2009 when the refunds were received) and an adjustment related to redeemable shares of the Company’s common stock  (for which $705,000 was reclassified in 2009 from stockholder’s equity to redeemable common stock).

If the ultimate resolution of any of the above matters results in an accounting treatment other than as currently reported, there may be a material impact on previously filed financial statements that may require that they be restated or revised.

Public statements we or our chief executive officer, Patrick M. Byrne, have made or may make in the future may antagonize regulatory officials or others.

We and our chief executive officer, Patrick M. Byrne, have from time to time made public statements regarding our or his beliefs about matters of public interest, including statements regarding naked short selling.  Some of those public statements have been critical of the Securities and Exchange Commission and other regulatory agencies.  These public statements may have consequences for us, whether as a result of increased regulatory scrutiny or otherwise.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                   The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the third quarter of 2009, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 to July 31, 2009	200	(1)	—	—	—
August 1, 2009 to August 31, 2009	—		—	—	—
Sept 1, 2009 to September 30, 2009	—		—	—	—
Total	200	(1)	$—	—	$—

(1) Represents shares withheld for tax purposes upon the vesting of a portion of certain restricted stock unit grants.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.             OTHER INFORMATION

Because of the dismissal of the Company’s independent registered public accounting firm on November 13, 2009 and the disagreement between the Company and the independent registered public accounting firm described herein, the unaudited  2009 financial statements included herein have not been reviewed as required by Rule 10-01(d) of Regulation S-X (see Item 1 of Part I, “Financial Statement” – Note 15 – “Subsequent Events”), and the Company’s Chief Executive Officer and Chief Financial Officer are unable to certify under rules of the SEC Section 302 of the Sarbanes-Oxley Act of 2002 (“Section 302”) and complete the statement required under 18 U.S.C. sec. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

ITEM 6.             EXHIBITS

(a)	Exhibits

10.1

Letter agreement dated August 3, 2009 terminating Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed August 3, 2009).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance