Form 10-Q/A
period 2009-03-31
OVERSTOCK.COM, INC
filed 2010-03-31
CIK 1130713

UNITED STATES
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

EXPLANATORY NOTE

On January 29, 2010, the Audit Committee of the Board of Directors of Overstock.com, Inc. concluded, based on the recommendation of management, that we would restate (1) our consolidated financial statements as of and for the year ended December 31, 2008 (however, only the restatement of the balance sheet is presented herein) and (2) our consolidated financial statements as of and for the three months ended March 31, 2008 and 2009 contained in this Quarterly Report on Form 10-Q/A to correct the following errors:

•      Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied “gain contingency” accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

•                  Amortization of the expense related to restricted stock units. Previously the expense was based on the actual three year vesting schedule, which incorrectly understated the expense as compared to a three year straight line amortization. We also corrected for the use of an outdated forfeiture rate in calculating share-based compensation expense under the plans.

The following additional adjustments were also included in this restatement:

•      Correction of certain amounts related to customer refunds and credits.

•                  Recognition of co-branded credit card bounty revenue and promotion expense over the estimated term of the credit card relationships. Previously the revenue was incorrectly recognized when the card was issued.

•                  Reduction in the restructuring accrual and correction of the related expense due to a 2008 sublease benefit which was previously excluded from the accrual calculation and the accretion of interest expense related to the restructuring accrual, which was not previously recorded.

•                  Change in our accounting for external audit fees to the “as incurred” method instead of the “ratable” method.

•                  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration we received from vendors, an increase in inventory, accounts payable and accrued liabilities to record our sales return allowance on a gross basis, an adjustment to our cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

The (increase) decrease to net loss attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$927	$(1,606)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(71)	(340)
The effect of the adjustments related to customer refunds and credits.	—	9
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	221	48
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	—	(17)
The effect of the adjustments related to external audit fees.	(316)	(221)
The effect of other miscellaneous adjustments	53	271
Total impact of the effect of the adjustments	$814	$(1,856)

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A.

The Company is filing this Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 (this “Form 10-Q/A”) to reflect the restatement of the Company’s consolidated financial statements for the three months ended March 31, 2008 and 2009 and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 1, 2009 (the “Original Filing”). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Original Filing. Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q/A have been made to the consolidated financial statements or data for the three months ended March 31, 2008 and 2009. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this filing.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	March 31,
	2008	2009
	(Restated)	(Unaudited)
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$96,457	$74,487
Restricted cash	4,262	4,285
Marketable securities	8,989	—
Accounts receivable, net	7,100	9,493
Notes receivable (Note 5)	1,250	—
Inventories, net	24,719	16,072
Prepaid inventories, net	761	1,401
Prepaids and other assets	9,552	8,568
Total current assets	153,090	114,306
Fixed assets, net	24,724	22,291
Goodwill	2,784	2,784
Other long-term assets, net	538	2,920
Total assets	$181,136	$142,301
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$57,981	$28,788
Accrued liabilities	34,097	33,596
Deferred revenue	19,232	17,841
Total current liabilities	111,310	80,225
Other long-term liabilities	4,251	4,449
Convertible senior notes, net	66,558	61,730
Total liabilities	182,119	146,404

Commitments and contingencies (Note 9)	—	—

Redeemable common stock, $0.0001 par value, 98 and 55 shares outstanding as of December 31, 2008 and March 31, 2009 (Note 13)	1,263	687
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and March 31, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 and 25,586 shares issued as of December 31, 2008 and March 31, 2009, respectively, and 22,645 and 22,758 shares outstanding as of December 31, 2008 and March 31, 2009, respectively	2	2
Additional paid-in capital	337,707	339,482
Accumulated deficit	(263,333)	(267,277)
Treasury stock, 2,793 and 2,828 shares at cost as of December 31, 2008 and March 31, 2009, respectively	(76,670)	(76,997)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,246)	(4,790)
Total liabilities and stockholders’ deficit	$181,136	$142,301

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2008	2009
	(Restated)	(Restated)
Revenue, net
Direct	$51,655	$34,882
Fulfillment partner	150,145	150,847

Total net revenue	201,800	185,729

Cost of goods sold
Direct(1)	44,697	30,397
Fulfillment partner	122,491	119,201

Total cost of goods sold	167,188	149,598

Gross profit	34,612	36,131

Operating expenses:
Sales and marketing(1)	15,023	13,587
Technology(1)	14,489	13,591
General and administrative(1)	9,392	13,834

Total operating expenses	38,904	41,012

Operating loss	(4,292)	(4,881)

Interest income	1,304	123
Interest expense	(901)	(922)
Other income (expense), net	—	1,736

Net loss	(3,889)	(3,944)
Deemed dividend related to redeemable common stock	(21)	(11)
Net loss attributable to common shares	$(3,910)	$(3,955)

Net loss attributable to common shares—basic and diluted:	$(0.17)	$(0.17)

Weighted average common shares outstanding—basic and diluted	23,345	22,803

(1) Includes stock-based compensation as follows (Note 12):
Cost of goods sold — direct	$52	$44
Sales and marketing	88	142
Technology	226	236
General and administrative	1,025	777

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

and Comprehensive Loss (Unaudited Restated)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balance at December 31, 2008 (Restated)	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)
Stock-based compensation to employees and directors	—	—	1,189	—	—	—	—	1,189
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	105	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	35	(327)	—	(327)
Issuance of redeemable common stock (Restated) (Note 13)	(21)	—	(198)					(198)
Lapse of rescission rights of redeemable stock (Restated) (Note 13)	64	—	785	—	—	—	—	785
Deemed dividend related to redeemable stock (Restated) (Note 13)	—	—	(11)					(11)
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(3,944)	—	—	—	(3,944)
Reclassification adjustment	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss	—	—	—	—	—	—	—	(3,992)
Balance at March 31, 2009 (Restated)	25,586	$2	$339,482	$(267,277)	2,828	$(76,997)	$—	$(4,790)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2008	2009
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,889)	$(3,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,561	3,987
Realized loss on marketable securities	—	39
Loss on disposition of fixed assets	—	184
Stock-based compensation to employees and directors	1,255	1,189
Stock-based compensation to consultants for services	(14)	10
Stock-based compensation relating to performance share plan	150	—
Amortization of debt discount	87	74
Gain from early extinguishment of debt	—	(1,926)
Notes receivable accretion	(136)	—
Changes in operating assets and liabilities:
Restricted cash	(67)	(23)
Accounts receivable, net	1,931	(2,393)
Inventories, net	7,673	8,647
Prepaid inventories, net	1,004	(640)
Prepaids and other assets	(2,546)	(684)
Other long-term assets, net	—	(716)
Accounts payable	(37,519)	(29,193)
Accrued liabilities	(13,903)	(501)
Deferred revenue	(1,492)	(1,391)
Other long-term liabilities	(206)	251

Net cash used in operating activities	(41,111)	(27,030)
Cash flows from investing activities:
Purchases of marketable securities	(6,539)	—
Maturities of marketable securities	22,911	—
Sale of marketable securities prior to maturity	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(1,313)	(1,736)
Collection of notes receivable	502	1,250

Net cash provided by investing activities	15,561	8,416

Cash flows from financing activities:
Payments on capital lease obligations	(3,794)	—
Drawdowns on line of credit	5,268	1,612
Payments on line of credit	(5,268)	(1,612)
Paydown on direct financing arrangement	—	(53)
Payments to retire convertible senior notes	—	(2,976)
Purchase of treasury stock	(12,000)	(327)

Net cash used in financing activities	(15,794)	(3,356)

Effect of exchange rate changes on cash	(23)	—
Net decrease in cash and cash equivalents	(41,367)	(21,970)
Cash and cash equivalents, beginning of period	92,807	96,457

Cash and cash equivalents, end of period	$51,440	$74,487

Supplemental disclosures of cash flow information:
Interest paid	$639	$208
Non-cash financing activities
Issuance of redeemable comon stock	$732	$198
Lapse of recission rights of redeemable stock	$652	$785

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.                     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited annual consolidated financial statements and related notes thereto as of and for the year ended December 31, 2008 included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.                     ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

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

On a quarterly basis, the Company measures at fair value certain financial assets, including restricted cash, cash equivalents and available-for-sale securities, if any. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008:
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents and restricted cash - Money market mutual funds	$101,678	$101,678	$—	$—
Available-for-sale securities	8,989	8,989	—	—
Total Assets	$110,667	$110,667	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2009 (in thousands):

	Fair Value Measurements at March 31, 2009:
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents and restricted cash - Money market mutual funds	$70,911	$70,911	$—	$—

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and March 31, 2009 was $38.1 million on a carrying value of $66.6 million and $36.9 million on a carrying value of $61.7 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

Valuation of inventories

The Company writes down its inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowances is recognized only when the related inventory has been sold or scrapped.

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

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Note 14—“Business Segments”).

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

The Company evaluates the criteria outlined in Emerging Issues Task Force (“EITF”) No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent , in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When the Company is the primary obligor in a transaction, is subject to inventory risk, has latitude in establishing prices and selecting suppliers, or has several but not all of these indicators, revenue is recorded gross. If the Company is not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and fulfillment partner revenue is recorded on a gross basis, as the Company is the primary obligor. The Company presents revenue net of sales taxes.

The Company periodically provides incentive offers to its customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases, and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenue.

Based upon the Company’s historical experience, revenue typically increases during the fourth quarter because of the holiday retail season.

Co-branded Credit Card

The Company has a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank pays the Company fees for new accounts, renewed accounts and for card usage. New and renewed account fees are recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

The Company provides an online auction service on its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where the Company auction-lists returned merchandise, the Company is not the seller of auction-listed items and has no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period these items are listed or sold on a net basis. The revenue for the returned merchandise that the Company sells at auction is recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

The Company provides an online site for listing cars for sale as a part of its Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment.

The Company provides an online site for listing real estate for sale as a part of its Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment.

Total revenues from Auctions, Cars and Real Estate businesses were $253,000 and $504,000 for the three month periods ended March 31, 2009, respectively.

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

Total revenues from International sales were $704,000 for the three month period ended March 31, 2009. There were no revenues from International sales during the three month period ended March 31, 2008.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. The Company maintains an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008, and $314,000 at March 31, 2009.

Sales returns allowance

The Company inspects all returned items when they arrive at the Company’s processing facility. The Company will refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or there has been a Company error, such as shipping the wrong product.

If the return is not a result of a product defect or Company error and the customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, the Company will refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, the Company will reduce refunds for returns initiated more than 30 days after delivery or that are received at its returns processing facility more than 45 days after initial delivery.

If the Company’s customer returns an item that has been opened or shows signs of wear, it will issue a partial refund minus both the original shipping charge and return shipping fees.

Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million at December 31, 2008, and $10.5 million at March 31, 2009.

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products or services. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue from a gift card is recognized upon redemption of the gift card. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote based on the Company’s historical experience. The Company considers the likelihood of redemption to be remote after 36 months.

Advertising expense

The Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $13.9 million and $11.6 million during the three months ended March 31, 2008 and 2009, respectively. Prepaid advertising, which consist primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying Consolidated Balance Sheets) was $877,000 and $901,000 million at December 31, 2008 and March 31, 2009, respectively.

Stock-based compensation

As required by SFAS No. 123(R), Share-based Payment (“SFAS No. 123(R)”), the Company measures compensation expense for all outstanding unvested share-based awards at fair value and recognizes compensation expense on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 12—“Stock-Based Awards”).

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

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of its contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 4—“Restructuring Expense”).

Loss per share

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, convertible senior notes, and restricted stock units are included in the calculation of diluted net loss per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2008	2009
	(Restated)	(Restated)

Net loss	$(3,889)	$(3,944)
Deemed dividend related to redeemable common stock	(21)	(11)
Loss from continuing operations attributable to common stock	$(3,910)	$(3,955)

Weighted average common shares outstanding—basic	23,345	22,803
Effect of dilutive securities:
Stock options and restricted stock units	—	—
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	23,345	22,803
Net loss per common share—basic and diluted	$(0.17)	$(0.17)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2008	2009
Stock options and restricted stock units	1,567	1,497

Convertible senior notes	1,010	820

Accounting pronouncements issued not yet adopted

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

3.     RESTATEMENT OF FINANCIAL STATEMENTS

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that the Company would restate (1) its consolidated financial statements as of and for the year ended December 31, 2008 (however, only the restatement of the balance sheet is presented herein) and (2) its consolidated financial statements as of and for the three months ended March 31, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

•                  Accounting for amounts that the Company pays its drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts the Company paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, the Company applied “gain contingency” accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

•                  Amortization of the expense related to restricted stock units. Previously the expense was based on the actual three year vesting schedule, which incorrectly understated the expense as compared to a three year straight line amortization. The Company also corrected for the use of an outdated forfeiture rate in calculating share-based compensation expense under the plans.

The following additional adjustments were also included in this restatement:

•                  Correction of certain amounts related to customer refunds and credits

•                  Recognition of co-branded credit card bounty revenue and promotion expense over the estimated term of the credit card relationships. Previously the revenue was incorrectly recognized when the card was issued.

•                  Reduction in the restructuring accrual and correction of the related expense due to a 2008 sublease benefit which was previously excluded from the accrual calculation and the accretion of interest expense related to the restructuring accrual, which was not previously recorded.

•                  Change in the Company’s accounting for external audit fees to the “as incurred” method instead of the “ratable” method.

•                  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration the Company received from vendors, an increase in inventory, accounts payable and accrued liabilities to record the Company’s sales return allowance on a gross basis, an adjustment to the Company’s cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

The (increase) decrease to net loss attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended March 31, 2008	Three months ended March 31, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$927	$(1,606)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(71)	(340)
The effect of the adjustments related to customer refunds and credits.	—	9
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	221	48
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	—	(17)
The effect of the adjustments related to external audit fees.	(316)	(221)
The effect of other miscellaneous adjustments	53	271
Total impact of the effect of the adjustments	$814	$(1,856)

The effect of the adjustments on the Consolidated Results of Operations for the three months ended March 31, 2008 and 2009 is to decrease net loss attributable to common shares and increase net loss attributable to common shares by $814,000 and $1.9 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three months ended March 31, 2008 and 2009 is to decrease loss per common share by $0.03, and increase loss per common share by $0.08 respectively.

The consolidated statements of operations, balance sheets and statements of cash flows have been restated as follows:

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended
	March 31, 2008
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$51,764	$(109)	$51,655
Fulfillment partner	151,050	(905)	150,145

Total net revenue	202,814	(1,014)	201,800

Cost of goods sold
Direct	44,803	(106)	44,697
Fulfillment partner	124,040	(1,549)	122,491

Total cost of goods sold	168,843	(1,655)	167,188

Gross profit	33,971	641	34,612

Operating expenses:
Sales and marketing	15,019	4	15,023
Technology	14,516	(27)	14,489
General and administrative	9,563	(171)	9,392

Total operating expenses	39,098	(194)	38,904

Operating loss	(5,127)	835	(4,292)

Interest income	1,304	—	1,304
Interest expense	(901)	—	(901)
Net loss	$(4,724)	$835	$(3,889)
Deemed dividend related to redeemable common stock	—	(21)	(21)
Net loss attributable to common shares	$(4,724)	$814	$(3,910)
Net loss per common share—basic and diluted	$(0.20)	$0.03	$(0.17)

Weighted average common shares outstanding—basic and diluted	23,345		23,345

	Three months ended
	March 31, 2009
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$35,059	$(177)	$34,882
Fulfillment partner	152,308	(1,461)	150,847

Total net revenue	187,367	(1,638)	185,729

Cost of goods sold
Direct	30,478	(81)	30,397
Fulfillment partner	119,198	3	119,201

Total cost of goods sold	149,676	(78)	149,598

Gross profit	37,691	(1,560)	36,131

Operating expenses:
Sales and marketing	13,540	47	13,587
Technology	13,789	(198)	13,591
General and administrative	13,454	380	13,834

Total operating expenses	40,783	229	41,012

Operating loss	(3,092)	(1,789)	(4,881)

Interest income	123	—	123
Interest expense	(866)	(56)	(922)
Other income (expense), net	1,736	—	1,736

Net loss	$(2,099)	$(1,845)	$(3,944)
Deemed dividend related to redeemable common stock	—	(11)	(11)
Net loss attributable to common shares	$(2,099)	$(1,856)	$(3,955)

Net loss per common share—basic and diluted	$(0.09)	$(0.08)	$(0.17)

Weighted average common shares outstanding—basic and diluted	22,803		22,803

Consolidated Balance Sheet (unaudited)

(in thousands)

	As of December 31, 2008
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$100,577	$(4,120)	$96,457
Restricted cash	—	4,262	4,262
Marketable securities	8,989	—	8,989
Accounts receivable, net	6,985	115	7,100
Notes receivable	1,250	—	1,250
Inventories, net	17,723	6,996	24,719
Prepaid inventories, net	761	—	761
Prepaids and other assets	9,694	(142)	9,552
Total current assets	145,979	7,111	153,090
Fixed assets, net	23,144	1,580	24,724
Goodwill	2,784	—	2,784
Other long-term assets, net	538	—	538
Total assets	$172,445	$8,691	$181,136
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$62,120	$(4,139)	$57,981
Accrued liabilities	25,154	8,943	34,097
Deferred revenue	19,026	206	19,232
Total current liabilities	106,300	5,010	111,310
Other long-term liabilities	2,572	1,679	4,251
Convertible senior notes, net	66,558	—	66,558
Total liabilities	175,430	6,689	182,119

Commitments and contingencies
Redeemable common stock, $0.0001 par value, 98 shares outstanding as of December 31, 2008	—	1,263	1,263
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 shares issued and 22,645 shares outstanding as of December 31, 2008	2	—	2
Additional paid-in capital	338,620	(913)	337,707
Accumulated deficit	(264,985)	1,652	(263,333)
Treasury stock, 2,793 as of December 31, 2008	(76,670)	—	(76,670)
Accumulated other comprehensive income	48	—	48
Total stockholders’ deficit	(2,985)	739	(2,246)
Total liabilities and stockholders’ deficit	$172,445	$8,691	$181,136

	As of March 31, 2009
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$78,607	$(4,120)	$74,487
Restricted cash	—	4,285	4,285
Accounts receivable, net	9,693	(200)	9,493
Inventories, net	11,695	4,377	16,072
Prepaid inventories, net	1,401	—	1,401
Prepaids and other assets	8,733	(165)	8,568
Total current assets	110,129	4,177	114,306
Fixed assets, net	20,513	1,778	22,291
Goodwill	2,784	—	2,784
Other long-term assets, net	2,920	—	2,920
Total assets	$136,346	$5,955	$142,301
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$31,476	$(2,688)	$28,788
Accrued liabilities	27,234	6,362	33,596
Deferred revenue	17,683	158	17,841
Total current liabilities	76,393	3,832	80,225
Other long-term liabilities	2,823	1,626	4,449
Convertible senior notes, net	61,730	—	61,730
Total liabilities	140,946	5,458	146,404
Commitments and contingencies			—
Redeemable common stock, $0.0001 par value, 55 shares outstanding as of March 31, 2009 (Note 13)	—	687	687
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2009	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,586 shares issued and 22,758 shares outstanding as of March 31, 2009	2	—	2
Additional paid-in capital	339,479	3	339,482
Accumulated deficit	(267,084)	(193)	(267,277)
Treasury stock, 2,828 shares at cost as of March 31, 2009	(76,997)	—	(76,997)
Accumulated other comprehensive income	—	—	—
Total stockholders’ deficit	(4,600)	(190)	(4,790)
Total liabilities and stockholders’ deficit	$136,346	$5,955	$142,301

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31, 2008			Three months ended March 31, 2009
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(4,724)	$835	$(3,889)	$(2,099)	$(1,845)	$(3,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization, including internal-use software and website development	6,497	64	6,561	4,185	(198)	3,987
Realized loss on marketable securities	—	—	—	39	—	39
Loss on disposition of fixed assets	—	—	—	184	—	184
Stock-based compensation to employees and directors	1,184	71	1,255	849	340	1,189
Stock-based compensation to consultants for services	(14)	—	(14)	10	—	10
Stock-based compensation to performance share plan	150	—	150	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	19	(19)	—	—	—	—
Amortization of debt discount	87	—	87	74	—	74
Gain from early extinguishment of debt	—	—	—	(1,926)	—	(1,926)
Notes receivable accretion	(136)	—	(136)	—	—	—
Changes in operating assets and liabilities:
Restricted cash	—	(67)	(67)	—	(23)	(23)
Accounts receivable, net	1,931	—	1,931	(2,708)	315	(2,393)
Inventories, net	7,673	—	7,673	6,028	2,619	8,647
Prepaid inventories, net	1,004	—	1,004	(640)	—	(640)
Prepaids and other assets	(2,546)	—	(2,546)	(707)	23	(684)
Other long-term assets, net	—	—	—	(716)	—	(716)
Accounts payable	(37,519)	—	(37,519)	(30,644)	1,451	(29,193)
Accrued liabilities	(12,669)	(1,234)	(13,903)	2,080	(2,581)	(501)
Deferred revenue	(1,775)	283	(1,492)	(1,343)	(48)	(1,391)
Other long-term liabilities	(206)	—	(206)	251	—	251

Net used in operating activities	(41,044)	(67)	(41,111)	(27,083)	53	(27,030)

Cash flows from investing activities:
Puchases of marketable securities	(6,539)	—	(6,539)	—	—	—
Maturities of marketable securities	22,911	—	22,911	—	—	—
Sale of marketable securities prior to maturity	—	—	—	8,902	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(1,313)	—	(1,313)	(1,736)	—	(1,736)
Collection of notes receivable	502	—	502	1,250	—	1,250

Net cash provided by investing activities	15,561	—	15,561	8,416	—	8,416

Cash flows from financing activities:
Payments on capital lease obligations	(3,794)	—	(3,794)	—	—	—
Drawdowns on line of credit	5,268	—	5,268	1,612	—	1,612
Payments on line of credit	(5,268)	—	(5,268)	(1,612)	—	(1,612)
Paydown on direct financing arrangement	—	—	—	—	(53)	(53)
Payments to retire convertible senior notes	—	—	—	(2,976)	—	(2,976)
Purchase of treasury stock	(12,000)	—	(12,000)	(327)	—	(327)

Net cash used in financing activities	(15,794)	—	(15,794)	(3,303)	(53)	(3,356)

Effect of exchange rate changes on cash	(23)	—	(23)	—	—	—

Net increase (decrease) in cash and cash equivalents	(41,300)	(67)	(41,367)	(21,970)	—	(21,970)
Cash and cash equivalents, beginning of period	101,394	(8,587)	92,807	100,577	(4,120)	96,457
Cash and cash equivalents from continuing operations, end of period	$60,094	$(8,654)	$51,440	$78,607	$(4,120)	$74,487

4.  RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program are as follows as of March 31, 2009 (in thousands) (Restated):

	Balance	Accretion	Net Cash		Balance
	12/31/2008	Expense	Payments	Adjustments	3/31/2009
Lease and contract termination costs liability	$2,988	$72	$(140)	$—	$2,920

5.  ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS

On July 31, 2005 the Company acquired all the outstanding capital stock of Ski West, Inc. (“Ski West”) for an aggregate of $25.1 million (including $111,000 of capitalized acquisition related expenses). Ski West became a wholly-owned subsidiary of the Company and changed its name to OTravel.com, Inc (“OTravel”).

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

On January 21, 2009, the Company entered into a Note Purchase Agreement to settle the senior and junior promissory notes to Castles Travel, Inc. for approximately $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million during the year ended December 31, 2008.

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

The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company did not record any impairment charges related to other-than-temporary decline in value of its marketable securities during the three months ended March 31, 2008. The Company held no marketable securities at March 31, 2009. There were no realized gains and losses on sales of marketable securities during the three months ended March 31, 2008 and realized losses on the sales of marketable securities were $39,000 for the three months ended March 31, 2009.

7.  OTHER COMPREHENSIVE LOSS

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive loss is as follows (in thousands):

	Three months ended
	March 31,
	2008	2009
	(Restated)	(Restated)

Net loss	$(3,889)	$(3,944)
Net unrealized gain on marketable securities	122	—
Reclassification adjustment for amountsincluded in net loss	—	(48)
Foreign currency translation adjustment	(23)	—

Comprehensive loss	$(3,790)	$(3,992)

8.  BORROWINGS

Wells Fargo Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrues at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement expires on January 1, 2010, and requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo and, therefore, the facility does not provide additional liquidity to the Company.

At March 31, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.0 million were issued on behalf of the Company supported by cash balances held at Wells Fargo, which is included in restricted cash in the accompanying Consolidated Balance Sheets.

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

The amount actually available to the Company may be less and may vary from time to time, depending on, among other factors, the amount of its eligible inventory and receivables. The Company’s obligations under the Amended WFRF Agreement and all related agreements are collateralized by all or substantially all of the Company’s and its subsidiary’s assets. The Company’s obligations under the Amended WFRF Agreement are cross-collateralized with its assets pledged under its $30.0 million credit facility with Wells Fargo Bank, N.A. The Amended WFRF Agreement contains standard default provisions. The conditions to the Company’s use of the facility include a 45-day advance notice requirement.

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

Wells Fargo Commercial Purchasing Card Agreement

The Company has a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. The Company is required to maintain a cash balance of $1.4 million at Wells Fargo as collateral for the Purchasing Card and therefore the facility does not provide additional liquidity to the Company. These amounts are included in restricted cash in the accompanying Consolidated Balance Sheets. At March 31, 2009, $452,000 was outstanding and $798,000 was available under the Purchasing Card.

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

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 820,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). Beginning on or after December 1, 2009, the Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to $20.0 million in cash to repurchase a portion of its Senior Notes. Under the repurchase program, the Company retired $4.9 million of the Senior Notes during the three months ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $61.7 million of the Senior Notes remain outstanding (see Note 11—“Stock and Debt Repurchase Program”).

9.  COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2009, are as follows (in thousands) (Restated):

2009 (remainder)	$5,941
2010	8,534
2011	8,490
2012	7,948
2013	7,305
Thereafter	14,763
$52,981

Rental expense for operating leases totaled $2.9 million and $1.8 million for the three months ended March 31, 2008 and 2009, respectively. Estimated sublease income of $4.9 million is expected over the next five years of which $1.3 million is anticipated to be received in the next 12 months.

Legal Proceedings

  From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company’s business. Such litigation could be costly and time consuming and could divert its management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business and the sale of products on the Company’s Website. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements. The information contained in this note reflects the status of legal proceedings through the current filing date of March 31, 2010,

On August 11, 2005, along with shareholder plaintiffs, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. Subsequently, the Company filed amended complaints alleging libel, intentional interference with prospective economic advantage and violations of California’s unfair business practices act and also adding as defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha, all former or existing general partners of Copper River Partners, L.P. (formerly known as Rocker Partners, LP). Defendants Longinotti, Renna and Warzecha successfully quashed the summons as to them. On November 9, 2007, Copper River Partners, L.P. filed a cross-complaint against the Company and certain of its current and former directors. The Copper River cross-complaint alleged cross-defendants engaged in violations of California’s state securities laws, violations of California’s unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition to this cross-complaint. On April 23, 2008, the court dismissed Copper River’s cross claims against various former directors of the Company, and dismissed various claims against the Company in the cross-complaint. The court declined to dismiss Copper River’s securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher, though later all claims against John Fisher were dismissed. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals. Shortly thereafter, those claims against those Gradient defendants were dismissed. Subsequently, on December 8, 2009, the Company entered a settlement with the remaining defendants. Under the settlement Copper River Partners, L.P. and Copper River Funds jointly paid the Company $5 million and Copper River Partners L.P. dismissed its claims. Once the Company received payment, the Company dismissed its claims. Following settlement, the court dismissed the case.

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the

Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The Company elected not to pursue its claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. Discovery in this case continues. A trial date has been set for  September 21, 2011. The Company intends to continue to vigorously prosecute this action.

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. The Company has responded to the subpoena and has engaged in resolution discussions with these authorities. The Company received correspondence from the Office of the District Attorney of the County of Monterey in which the respective offices of the various district attorneys have made a collective proposal to resolve the dispute by the Company’s payment of $7,500,000 in penalties and reimbursement. The Company disagrees with the proposal and continues to discuss this matter with the authorities involved. The Company believes that it follows industry advertising practices and intends to continue to cooperate with the investigation.

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

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer legal Remedies Act and Computer Crime Law. The complaint relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including the Company’s answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from the Company. Some parties lodged objections, but the court has accepted the proposed settlement. Unless appealed, we expect the court’s acceptance and the administrative details of settlement to be finalized in the coming months. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made.

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

On December 22, 2008, the Company, along with other thirty-seven other defendants was sued in a patent infringement law suit filed by Guardian Media Technologies, LTD in the United States District Court, Central District of California. The Company was alleged to have sold products infringing patents owned by the plaintiff involving certain processes designed to block content from being viewed on televisions and DVD players. The Company believes that vendors and suppliers who sold these products to the Company are obligated under their vendor and supplier agreements to indemnify the Company against plaintiff’s infringement claims and the Company pursued its indemnification rights under those contracts.  By agreement with the plaintiff the Company was dismissed from the suit. Plaintiff will continue to litigate its claims against the manufacturers. Under the agreement, the plaintiff retains the right to sue the Company in future on claims and damages not disposed of in its suit against the manufacturers.

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

On March 10, 2009, the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Company filed a motion to dismiss based upon assertions that the Company’s agreement with its customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, the Company asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss was denied, the court stating that the Company’s browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, the Company filed a Notice of Appeal of the court’s ruling and the appeal is in the briefing stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action.

On September 23, 2009 the Company along with 27 other defendants was sued by SpeedTrack, Inc. in the United States District Court in the Northern District of California. The Company is alleged to have infringed a patent covering search and categorization software. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about September 25, 2009 Alcatel-Lucent USA, Inc. filed suit against the Company and 12 other defendants in the United States District Court in the Eastern District of Texas. The Company is alleged to have infringed three Internet-related and search software patents. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about November 11, 2009 Downunder Wireless, LLC filed suit against the Company and 21 other defendants for infringement of a patent for cell phones with a downward deploying antenna, angled away from the user’s face. Other named defendants are retailers or manufacturers of cell phones which allegedly infringe this patent. The Company believes that certain third party vendors of cell phone products sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about December 16, 2009 Denmel Holdings, LLC filed suit against the Company and 25 other defendants United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. The Company believes that certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. The Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about January 15, 2010 the Center for Environmental Health filed suit against the Company and 138 other defendants in Superior Court of California, County of Alameda, for selling handbags that allegedly exceed the allowable lead content limits specified in California Proposition 65. Our supplier of the goods specified in the complaint is providing for our defense in the action pursuant to its contractual indemnification obligations. We have not yet answered the complaint. The parties have entered into a proposed a stipulated settlement to be submitted to the court for approval, which would resolve the case without requirement of financial contribution from the Company. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors, should the court not approve the settlement proposed.

On or about January 15, 2010 Nancy Davis LLC filed suit against the Company in the United States District Court in the Central District of California for trademark infringement for heart-shaped, peace sign jewelry.  The Company believes that certain third party vendors of such products sold to the Company are contractually obligated to indemnify the Company in this action.  The Company has answered the complaint.  The case is in its early stages.  The nature of the loss contingencies relating to claims that have been asserted against us are described above.  However no estimate of the loss or range of loss can be made.  The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

We establish liabilities when a particular contingency is probable and estimable. We believe the amounts provided in our consolidated financial statements are adequate in light of the probable and estimable liabilities. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

The Company recognized a reduction in legal expenses totaling $600,000 during the three month period ended March 31, 2009, related to the settlement of legal matters.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash, during the three months ended March 31, 2009, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $61.7 million of the Senior Notes remain outstanding.

12.  STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance shares awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2009
	(Restated)	(Restated)
Stock options	$920	$657
Restricted stock units	321	542
Performance shares	150	—
Total stock-based compensation expense	$1,391	$1,199

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

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on the Company’s historical stock prices over the expected term. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus, the expected dividend yield used in the calculation is zero.

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

The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized on a straight line basis. The weighted average grant date fair value of restricted stock units granted during the three months ended March 31, 2009 was $9.89.

The following table summarizes our restricted stock unit activity for the three month period ended March 31, 2009 (in thousands):

	2009
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	449	$12.69
Granted at fair value	337	9.89
Vested	(104)	12.18
Forfeited	(22)	12.52
Outstanding—end of year	660	$11.34

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

13.  REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company’s common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At December 31, 2008 and March 31, 2009, approximately 98,000 shares or $1.3 million and 55,000 shares or $687,000 of the Company’s common stock plus interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, the Company entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the Overstock.com, Inc. 401(k) plan (the “Plan”). The Company entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009. The Company intends to make a rescission offer to affected participants in the Plan who acquired shares of Overstock common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory matters.

Based on the closing price of Overstock common stock of $9.15 at March 31, 2009, the Company anticipates that of the $687,000 of affected stock outstanding as of March 31, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $484,000 of the stock.

14.  BUSINESS SEGMENTS

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

	Direct	Fulfillment partner	Consolidated
2008 (Restated)
Revenue	$51,655	$150,145	$201,800
Cost of goods sold	44,697	122,491	167,188

Gross profit	$6,958	$27,654	34,612
Operating expenses			(38,904)
Other income (expense), net			403

Net loss			$(3,889)

2009 (Restated)
Revenue	$34,882	$150,847	$185,729
Cost of goods sold	30,397	119,201	149,598

Gross profit	$4,485	$31,646	36,131
Operating expenses			(41,012)
Other income (expense), net			937

Net loss			$(3,944)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

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

15.  RELATED-PARTY TRANSACTIONS

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income and other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. Descriptions of the material risks we face and additional information regarding factors that could materially affect results and the accuracy of the forward-looking statements contained herein may be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we would restate (1) our consolidated financial statements as of and for the year ended December 31, 2008 (however, only the restatement of the balance sheet is presented herein) and (2) our consolidated financial statements as of and for the three months ended March 31, 2008 and 2009 within our Form 10-Q/A to correct the following errors:

•                  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied “gain contingency” accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

•                  Amortization of the expense related to restricted stock units. Previously the expense was based on the actual three year vesting schedule, which incorrectly understated the expense as compared to a three year straight line amortization. We also corrected for the use of an outdated forfeiture rate in calculating share-based compensation expense under the plans.

The following additional adjustments were also included in this restatement:

•                  Correction of certain amounts related to customer refunds and credits.

•                  Recognition of co-branded credit card bounty revenue and promotion expense over the estimated term of the credit card relationships. Previously the revenue was incorrectly recognized when the card was issued.

•                  Reduction in the restructuring accrual and correction of the related expense due to a 2008 sublease benefit which was previously excluded from the accrual calculation and the accretion of interest expense related to the restructuring accrual, which was not previously recorded.

•                  Change in our accounting for external audit fees to the “as incurred” method instead of the “ratable” method.

•                  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration we received from vendors, an increase in inventory, accounts payable and accrued liabilities to record our sales return allowance on a gross basis, an adjustment to our cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

The effect of the adjustments on the Consolidated Results of Operations for the three months ended March 31, 2008 and 2009 is to decrease net loss attributable to common shares by $814,000 and increase net loss attributable to common shares by $1.9 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three months ended March 31, 2008 and 2009 is to decrease loss per common share by $0.03 and increase loss per common share by $0.08, respectively.

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Item 1of Part I of this Amendment.

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

Our Business

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. Our shopping business (sales of product offered through the Shopping section of our Website) includes both a “direct” business and a “fulfillment partner” business (see Item 1 of Part I, “Financial Statements”—Note 14—“Business Segments”). Products from our direct segment and fulfillment partner segments (including products from various industry verticals, such as florist supplies, restaurant supplies, and office supplies) are also available in bulk to both consumers and businesses through the Wholesale product category on our Website. During the three months ended March 31, 2008, and 2009, no single customer accounted for more than 1% of our total net revenue.

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

Auctions business

We provide an online auction service on our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where we auction-lists returned merchandise, we are not the seller of auction-listed items and have no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period items are listed or  sold on a net basis. The revenue for the merchandise returned to the Company that we sell at auction is recorded on a gross basis. Revenue from the auctions business has been included in the fulfillment partner segment.

Car listing business

We provide an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is recorded net and is included in the fulfillment partner segment.

Real-Estate listing business

We provide an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business is recorded net and is included in the fulfillment partner segment.

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

•revenue recognition;

•estimating valuation allowances and accrued liabilities (specifically, the allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory);

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

We periodically provide incentive offers to our customers to encourage purchases. Such offers include discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by our customers, are treated as a reduction of revenue.

 Co-branded Credit Card

We have a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank pays us fees for new accounts, renewed accounts and for card usage. New and renewed account fees are recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

We operate an online auction service as a part of our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auctions business has been included in the fulfillment partner segment.

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business has been included in the fulfillment partner segment.

We operate an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business has been included in the fulfillment partner segment.

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

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008 and $314,000 at March 31, 2009, respectively.

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. Amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. In addition, we sell gift cards and record related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue from a gift card is recognized upon redemption of the gift card. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

We inspect all returned items when they arrive at our processing facility. We will refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we have made an error, such as shipping the wrong product.

If the return is not a result of a product defect or our error and our customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we will refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we will reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

If our customer returns an item that has been opened or shows signs of wear, it will issue a partial refund minus both the original shipping charge and return shipping fees.

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million at December 31, 2008, and $10.5 million at March 31, 2009.

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

Valuation of inventories

We write down our inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped.

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

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and March 31, 2009, we have recorded a full valuation allowance of $84.6 million and $85.5 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption of FIN 48 we did not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. There have been no material changes during the three months ended March 31, 2009.

We have recorded no provision or benefit for federal and state income taxes as we have incurred net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the year ended December 31, 2008, and the three months ended March 31, 2009.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations. Goodwill is not amortized but tested for impairment at least annually. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value. There were no impairments to goodwill recorded during the year ended December 31, 2008, and the three months ended March 31, 2009.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.

Stock-based compensation

As required by SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), we measure compensation cost for all outstanding unvested stock-based awards at fair value and recognize compensation expense on a straight line basis. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

Expected Volatility:  The fair value of stock options were valued using a volatility factor based on our historical stock prices over the expected term.

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

The cost of restricted stock units is determined using the fair value of the Company’s shares of common stock on the date of the grant and compensation expense is recognized on a straight line basis (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock-Based Awards”).

Accounting pronouncements issued not yet adopted

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

Commentary—Revenue.  Due to a weak economic environment, revenue growth in our business has slowed since early in the fourth quarter of 2008 as consumers have pulled back on discretionary spending due to economic worries. Consumer sentiment remained soft throughout the first quarter of 2009, and while we saw a modest increase in traffic to our website compared to the same period of 2008, conversion and average order size were both lower. As a result, total net revenue decreased 8% for the three months ended March 31, 2009, to $185.7 million. The outlook for revenue growth in 2009 is unclear. Revenue growth in the second and third quarters of 2008 was 26% and 16%, respectively, so the year-over-year comparisons will be challenging until the fourth quarter of 2009. We have made a conscious effort this year to focus on areas below the revenue line, specifically, contribution, which is gross profit less sales and marketing expense.

Commentary—Gross Profit and Gross Margin.  Despite a lower revenue base, gross profit increased by 4% in the first quarter of 2009 and gross margin expanded 230 basis points to 19.5%, compared to the same period in 2008, a historical best for the Company. This was significant because we faced a surprising amount of pricing pressure during the quarter, particularly in January and February. This pressure carried over from the fourth quarter of 2008 when in-line retailers cut prices drastically to move through excess inventory. Efficiency gains in our returns logistics through improved operations and policy decisions we made last year were the primary driver of improvements this quarter. We also saw improvement in inbound and outbound freight costs as well as lower handling and packaging costs at our distribution centers.

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

Commentary—Sales and Marketing. Sales and marketing expense decreased 10% to $13.6 million and marketing efficiency (marketing as a percentage of total net revenue) improved to 7.3% in first quarter of 2009 from 7.4% in the first quarter of 2008. Increased personnel costs due to higher headcount were more than offset by lower or more efficient spend in our various marketing channels.

Commentary—Technology/G&A. Combined technology and G&A expenses increased 15% to $27.4 million. Salaries and benefits relating to an increase in headcount was the primary driver in higher G&A costs. IT related personnel costs increased during the quarter as well, but less than the decrease in depreciation expense. The increase was also due to a termination payment of $1.25 million accrued in connection with the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin.  Due to higher gross profit and more efficient sales and marketing, “Contribution” (a non-GAAP financial measure defined as gross profit dollars less sales and marketing expense) increased 15% to $22.5million. Contribution margin was 12.1%, a 240 basis point improvement over last year. Our primary focus this year is growth in Contribution dollars through better pricing and managing expenses.

Contribution reflects an additional way of viewing our results. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution provides investors information about the performance of our sales and marketing efforts in generating gross profit. See “Non-GAAP Financial Measures” below for the calculation of Contribution.

Commentary—Cash Flows.  We used $(27.0) million in cash flow from operations in the first quarter of 2009 compared to cash used of $(41.1) million during the same period in 2008. Operating cash flows in the first quarter are typically low compared to other times of year as we pay fulfillment partners and suppliers for products sold during the previous holiday season.

“Free Cash Flow” (a non-GAAP financial measure) for the three months ended March 31, 2009 and 2008 totaled $(28.8) million and $(42.4) million, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Commentary—Balance Sheet.  We ended the quarter with $74.5 million in cash and cash equivalents, compared to $96.5 million at December 31, 2008. Working capital was $34.1 million at March 31, 2009, down from $41.8 million at December 31, 2008. The $7.7 million difference is primarily comprised of $3.0 million used to retire debt (see below) and $1.7 million used for capital expenditures.

We ended the quarter with $16.1 million of inventory, a decrease from the $23.5 million of inventory we had at the end of the first quarter of 2008.

Commentary—Debt Repurchase Program.  At March 31, 2009, $61.7 million of our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) were outstanding. On February 17, 2009, our Board authorized us to spend up to $20.0 million to repurchase Senior Notes. To date, we have spent $3.0 million under the new debt repurchase program, all of which occurred during the three months ended March 31, 2009.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2008	2009
	(Restated)	(Restated)
	(as a percentage of total revenue)
Revenue, net
Direct	25.6%	18.8%
Fulfillment partner	74.4	81.2
Total net revenue	100.0	100.0
Cost of goods sold
Direct	22.1	16.4
Fulfillment partner	60.7	64.1
Total cost of goods sold	82.8	80.5
Gross profit	17.2	19.5
Operating expenses:
Sales and marketing	7.4	7.3
Technology	7.2	7.3
General and administrative	4.7	7.5
Total operating expenses	19.3	22.1
Operating loss	(2.1)	(2.6)
Interest income	0.6	0.1
Interest expense	(0.4)	(0.5)
Other (expense) income, net	—	0.9
Net loss	(1.9)%	(2.1)%

Comparison of Quarters Ended March 31, 2008 and 2009

Revenue

Total net revenue decreased 8% from $201.8 million for the three months ended March 31, 2008, to $185.7 million for the three months ended March 31, 2009 due to a weak economic environment. Revenue growth in our business has slowed since early in the fourth quarter of 2008 as consumers have pulled back on discretionary spending due to economic worries. Consumer sentiment remained soft throughout the first quarter of 2009, and while we saw a modest increase in traffic to our website compared to the first quarter of 2008, conversion and average order size were both lower.

Direct revenue decreased 32% from $51.7 million in the first quarter of 2008 compared to $34.9 million in the first quarter of 2009. Fulfillment partner revenue increased 0% from the first quarter of 2008 compared to first quarter of 2009, from $150.1 million in the first quarter of 2008 to $150.8 million in the first quarter of 2009.

Total revenues from Auctions, Cars and Real Estate businesses were $253,000 and $504,000 for the three months ended March 31, 2008 and 2009, respectively.

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

Gross margin increased 230 basis points, from 17.2% in first quarter of 2008 to 19.5% in the first quarter of 2009. Gross profit for these same quarters in 2008 and 2009 was $34.6 million and $36.1 million, respectively, a 4% increase.

Gross margins for the past five quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	13.5%	12.5%	10.4%	8.8%	11.4%	12.9%
Fulfillment Partner	18.4%	19.7%	19.7%	18.3%	19.0%	21.0%
Combined	17.2%	18.2%	18.0%	16.5%	17.4%	19.5%

The improvement in gross profit percentage was primarily due to increased supply chain efficiencies in 2009.  The other factors described above had no significant impact on the change in gross profit and gross profit percentage.

During 2008, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the years ended December 31, 2007 and 2008, due to a systems issue. Of the total $5.5 million underbilling, $2.8 million related to the year ended December 31, 2007 and $2.7 million related to year ended December 31, 2008.

We contacted the affected fulfillment partners and in our negotiations with them over several months, we agreed to forgive the $2.8 million related to the 2007 amounts and to seek to recover the $2.7 million related to 2008 over time from our future sales of the fulfillment partners’ products during the remainder of 2008 and 2009. As a result of the negotiations we later agreed to forgive an additional $375,000. We recovered a total of $2.3 million through December 31, 2009, including $1.8 million during the three months ended December 31, 2008 and $615,000 during the year ended December 31, 2009. We have recorded the amounts recovered related to 2008 in the period that they originally originated. See Note 3 of the financial statements (see Item 1 of Part I, “ Financial Statements” – Note 3 –“Restatement of Financial Statements”) for additional information.

During our review of our partner billing system for returns, we additionally discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns, of which approximately $326,000 arose during the three months ended March 31, 2009. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

Cost of goods sold includes stock-based compensation expense of $52,000 and $44,000 for the three months ended March 31, 2008 and 2009, respectively.

Direct Gross Profit and Gross Margin—Gross profit for our direct business declined 36% from $7.0 million during the three months ended March 31, 2008 to $4.5 million for the same period in 2009. Gross profit for our direct business as a percentage of direct revenue decreased from 13.5% in the first quarter of 2008 to 12.9% in the first quarter of 2009.

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

Fulfillment Partner Gross Profit and Gross Margin—Our fulfillment partner business generated gross profit of

$27.7 million and $31.6 million for the three months ended March 31, 2008 and 2009, respectively, an increase of 14%. Gross margin for the fulfillment partner business also increased from 18.4% in the first quarter of 2008 to 21.0% in the first quarter of 2009. The increase in gross profit dollars for our fulfillment partner business is the result of the 0% increase in fulfillment partner revenue combined with increased gross margin.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2008		2009
	(Restated)		(Restated)
Total revenue, net	$201,800	100%	$185,729	100%
Cost of goods sold
Product costs and other cost of goods sold	155,205	77%	138,566	75%
Fulfillment costs	11,983	6%	11,032	6%
Total cost of goods sold	167,188	83%	149,598	81%
Gross profit	$34,612	17%	$36,131	19%

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

Operating expenses

Sales and marketing expenses.  Sales and marketing expenses totaled $15.0 million and $13.6 million for the three months ended March 31, 2008 and 2009, respectively, representing 7.4% and 7.3% of total net revenue for those respective periods. Comparing the first quarter of 2008 with the same quarter of 2009, sales and marketing expenses decreased 10%. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses also include stock-based compensation expense of $88,000 and $142,000 for the three months ended March 31, 2008 and 2009, respectively.

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

Technology expenses totaled $14.5 million and $13.6 million for the first quarters of 2008 and 2009, representing 7.2%

and 7.3% of revenue for the first quarters of 2008 and 2009, respectively. Comparing the first quarter of 2008 to the first quarter of 2009, technology expenses decreased 6% primarily due to decreased depreciation expense for technology equipment and website development. Technology expenses include stock-based compensation expense of $226,000 and $236,000 for the three months ended March 31, 2008 and 2009, respectively.

General and administrative expenses.  General and administrative (“G&A”) expenses totaled $9.4 million and $13.8 million for the three months ended March 31, 2008 and 2009, respectively, representing approximately 4.7% and 7.5% of total net revenue for those respective periods. The increase of $4.4 million in G&A expenses is primarily due to an increase in the number of merchandising, finance, HR and administrative employees and a termination payment of $1.25 million accrued in connection with the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009. In addition, legal expenses were also higher in the first quarter of 2009 compared to the legal expenses incurred in the first quarter of 2008; however, the increase in legal expense for 2009 was offset by $600,000 received from the settlement of legal matters

General and administrative expenses include stock-based compensation expense of approximately $1.0 million and $777,000 for the three months ended March 31, 2008 and 2009, respectively.

Overall, our total operating expenses increased 5% during the first quarter of 2009 when compared to the same quarter of the previous year, while total net revenues decreased 8% and gross profit increased 4% for the same period of 2008.

Depreciation expense. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2008	2009
	(Restated)	(Restated)
Cost of goods sold - direct	$438	$323
Sales and marketing	—	—
Technology	6,115	3,494
General and administrative	8	170
Total depreciation and amortization, including internal-use software and website development	$6,561	$3,987

Non-operating income (expense)

Interest income and interest expense.  Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the first quarter of 2008 to the first quarter of 2009, the decrease in interest income is due to a decrease in total cash, interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes and our credit lines. Interest expense for the three months ended March 31, 2008 and 2009 totaled $901,000 and $922,000, respectively.

Other income (expense).  For the three months ended March 31, 2009, other income (expense) was $1.7 million. This included a $1.9 million gain, net of amortization of debt discount of $63,000 on the extinguishment of $4.9 million of the Senior Notes (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). This gain was offset in part by a loss on the disposition of fixed assets of $184,000.

Sale of discontinued operations

On January 21, 2009, we entered into a Note Purchase Agreement to settle both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded during the year ended December 31, 2008 (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”).

Income taxes

For the three months ended March 31, 2008 and 2009, we incurred net losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2008 and March 31, 2009, we had federal net operating loss carry forwards of approximately $166.1 million and $171.7 million, respectively, and state net operating loss carry forwards of approximately $145.8 million and $151.4 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009(Restated)	$185,729	N/A	N/A	N/A
2008(Restated)	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At March 31, 2009, our cash and cash equivalents balance was $74.5 million.

Cash flow information is as follows:

	Three months ended March 31,
	2008	2009
	(Restated)	(Restated)
	(in thousands)
Cash provided by (used in):
Operating activities	$(41,111)	$(27,030)
Investing activities	15,561	8,416
Financing activities	(15,794)	(3,356)

Free Cash Flow.  “Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2008 and 2009, was $(42.4) million and $(28.8) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash used in operating activities.  For the three months ended March 31, 2008 and 2009, our operating activities resulted in net cash outflows of $(41.1) million and net cash outflows of $(27.0) million, respectively.

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

The primary operating use of cash and cash equivalents during the three months ended March 31, 2009 was to fund our net loss of $(3.9) million (which includes $3.6 million of net non-cash activity, including $1.9 million related to the gain from early extinguishment of debt (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”)), as well as primarily changes in accounts receivable, accounts payable, and deferred revenue of $2.4 million, $29.2 million, and $1.4 million, respectively. This was primarily offset by the cash provided from changes in inventories of $8.6 million.

In late December 2008, our credit card processor informed us that they would be requiring a reserve from us due to the inherent risks of credit card processing and their assessment of the risks processing our credit cards, and began withholding approximately 1% of our daily credit card remittances as a reserve. They have indicated that they expect to continue such withholding until the reserve reaches a total of $3.5 million. The reserve was $1.5 million at March 31, 2009 and is included in accounts receivable, net, in the consolidated balance sheets.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2008, was to fund our net loss of $(3.9) million (which includes $7.9 million of non cash activity), as well as changes in accounts payable, accrued liabilities and deferred revenue of $37.5 million, $13.9 million and $1.5 million, respectively. This was offset by the cash provided from changes in accounts receivable, inventories, and prepaid inventory, of $1.9 million, $7.7 million and $1.0 million, respectively.

Cash provided by investing activities.  Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities, cash expenditures for fixed assets, including internal-use software and website development costs. Investing activities resulted in net cash inflows of $15.6 million and net cash inflows of $8.4 million for the three months ended March 31, 2008 and 2009, respectively. The $8.4 million provided by investing activities during the first quarter of 2009 resulted from the net cash inflows for payments received from sales of marketable securities of $8.9 million and a note receivable of $1.3 million related to the sale of our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”), offset by expenditures of fixed assets of $1.7 million.

The cash inflows of $15.6 million during the first quarter of 2008 resulted from the sales of marketable securities of $22.9 million offset by purchases of marketable securities of $6.5 million, capital expenditures of $1.3 million and the collection of a $502,000 note receivable.

Cash used in financing activities.  Financing activities resulted in net cash outflows of $(15.8) million and $(3.4) million for the three months ended March 31, 2008 and 2009, respectively. The net cash used in financing activities during the three months ended March 31, 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”). The net cash used in financing activities totaling $(15.8) million in first quarter of 2008, was primarily due to our stock repurchase of $12.0 million and payments for capital leases of $3.8 million.

Stock and Debt Repurchase Program

On January 14, 2008, our Board of Directors authorized a repurchase program that allowed us to purchase up to $20.0 million of our common stock and / or our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) through December 31, 2009.

Under this repurchase program, we repurchased approximately 1.2 million shares of our common stock in open market purchases for $13.4 million during the year ended December 31, 2008. These common stock repurchases were executed at approximately $11.31 per share which was at the low end of our 52-week historical trading range. We made the repurchases because we believed that the stock was trading at attractively low prices, that we had sufficient cash on hand for all reasonably possible contingencies, and that the use of the cash to repurchase shares was in the best interest of the Company and the stockholders.

In addition, during the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash at an approximate 16% yield to maturity. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. We had fully utilized the authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under this repurchase program, we retired $4.9 million of the Senior Notes for $3.0 million in cash and recorded $1.9 million gain, net of amortization of debt discount of $63,000 during the quarter ended March 31, 2009 at an approximate 23.7% yield to maturity. As of March 31, 2009, $61.7 million of the Senior Notes remain outstanding (see Item 1 of Part I, “Financial Statements”—Note 11—“Stock and Debt Repurchase Program”).

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$62,494	$—	$—	$—	$62,494
Interest on long-term debt	2,377	2,344	2,344	—	—	—	7,065
Operating leases	5,941	8,534	8,490	7,948	7,305	14,763	52,981
Purchase obligations	10,231	700	508	—	—	—	11,439
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$18,549	$11,578	$73,836	$7,948	$7,305	$14,763	$133,979

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,000	$—	$—	$—	$—	$—	$2,000

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

Under the repurchase program discussed above, we retired $4.9 million of the Senior Notes during the quarter ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2009, $61.7 million of the Senior Notes remained outstanding.

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

At March 31, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.0 million were issued on our behalf, supported by cash balances held at Wells Fargo, which is included in restricted cash in the accompanying Consolidated Balance Sheets.

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

Wells Fargo Commercial Purchasing Card Agreement.  We have a commercial purchasing card agreement (the “Purchasing Card”) with Wells Fargo. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. We are required to maintain a cash balance of $1.4 million at Wells Fargo as collateral for the Purchasing Card and therefore the facility does not provide additional liquidity to us. These amounts are included in restricted cash in the accompanying Consolidated Balance Sheets. At March 31, 2009, $452,000 was outstanding and $798,000 was available under the Purchasing Card.

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

Contribution and Contribution Margin. Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our fixed operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss). For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands)

	Three months ended
	March 31,
	2008	2009
	(Restated)	(Restated)
Total revenue, net	$201,800	$185,729
Cost of goods sold	167,188	149,598

Gross profit	34,612	36,131
Less: Sales and marketing expense	15,023	13,587

Contribution	$19,589	$22,544

Contribution margin	9.7%	12.1%

Free Cash Flow. Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” We believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for future investment, debt retirement or other changes to our capital structure after we have paid all of our expenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Three months ended
	March 31,
(in thousands)	2008	2009
	(Restated)	(Restated)

Net cash used in operating activities	$(41,111)	$(27,030)
Expenditures for fixed assets, including internal-use software and website development	(1,313)	(1,736)

Free cash flow	$(42,424)	$(28,766)

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

At March 31, 2009, we had $74.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $745,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2009, we had $61.7 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At March 31, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.0 million were outstanding under our credit facilities.

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

ITEM 4.                              CONTROLS AND PROCEDURES (RESTATED)

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we would restate (1) our consolidated financial statements as of and for the year ended December 31, 2008 (however, only the restatement of the balance sheet is presented herein) and (2) our consolidated financial statements as of and for the three months ended March 31, 2008 and 2009 within our Form 10-Q/A to correct the following errors:

•                  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied “gain contingency” accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

•                  Amortization of the expense related to restricted stock units. Previously the expense was based on the actual three year vesting schedule, which incorrectly understated the expense as compared to a three year straight line amortization. We also corrected for the use of an outdated forfeiture rate in calculating share-based compensation expense under the plans.

The following additional adjustments were also included in this restatement:

•                  Correction of certain amounts related to customer refunds and credits.

•                  Recognition of co-branded credit card bounty revenue and promotion expense over the estimated term of the credit card relationships. Previously the revenue was incorrectly recognized when the card was issued.

•                  Reduction in the restructuring accrual and correction of the related expense due to a 2008 sublease benefit which was previously excluded from the accrual calculation and the accretion of interest expense related to the restructuring accrual, which was not previously recorded.

•                  Change in our accounting for external audit fees to the “as incurred” method instead of the “ratable” method.

•                  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration we received from vendors, an increase in inventory, accounts payable and accrued liabilities to record our sales return allowance on a gross basis, an adjustment to our cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission’s rules and forms.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q/A due to the following material weaknesses:

•                  We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of significant transactions that resulted in misapplications of GAAP.

•                  Information technology program change and program development controls were inadequately designed to prevent changes in our accounting systems which led to the failure to appropriately capture and process data.

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

ITEM 1.                              LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 9—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2009 to January 31, 2009	34,600	(1)	$9.25	—	$—
February 1, 2009 to February 28, 2009	636	(1)	$11.22	—	$—
March 1, 2009 to March 31, 2009	—		$—	—	$—
Total	35,236	(1)		—	$—

(1)  Represents shares withheld for minimum tax witholdings upon the vesting of a portion of certain restricted stock unit grants.

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

Date: March 31, 2010	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management