Form 10-Q/A
period 2009-06-30
OVERSTOCK.COM, INC
filed 2010-03-31
CIK 1130713

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

EXPLANATORY NOTE

On January 29, 2010, the Audit Committee of the Board of Directors of Overstock.com, Inc. concluded, based on the recommendation of management, that we would restate our consolidated financial statements as of and for the three months and six months ended June 30, 2008 and 2009 contained in this Quarterly Report on Form 10-Q/A to correct the following errors:

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

The increase (decrease) to net income (loss) attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$955	$297	$1,882	$(1,309)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(87)	(290)	(158)	(630)
The effect of the adjustments related to customer refunds and credits.	—	(3)	—	6
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	74	95	295	143
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	251	(179)	251	(196)
The effect of the adjustments related to external audit fees.	104	14	(212)	(207)
The effect of other miscellaneous adjustments	14	(4)	67	267
Total impact of the effect of the adjustments	$1,311	$(70)	$2,125	$(1,926)

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A.

The Company is filing this Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009 (this “Form 10-Q/A”) to reflect the restatement of the Company’s consolidated financial statements for the three and six months ended June 30, 2008 and 2009 and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 as filed, with the Securities and Exchange Commission on July 31, 2009 (the “Original Filing”). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Original Filing. Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q/A have been made to the consolidated financial statements or data for the three months and six months ended June 30, 2008 and 2009. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this filing.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	June 30,
	2008 (1)	2009
		(unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$96,457	$65,645
Restricted cash	4,262	4,285
Marketable securities	8,989	—
Accounts receivable, net	7,100	8,913
Notes receivable (Note 5)	1,250	—
Inventories, net	24,719	16,169
Prepaid inventory, net	761	1,906
Prepaids and other assets	9,552	10,415
Total current assets	153,090	107,333
Fixed assets, net	24,724	22,590
Goodwill	2,784	2,784
Other long-term assets, net	538	2,658
Total assets	$181,136	$135,365
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$57,981	$24,423
Accrued liabilities	34,097	31,250
Deferred revenue	19,232	17,333
Capital lease obligations, current	—	520
Total current liabilities	111,310	73,526
Capital lease obligations, non-current	—	823
Other long-term liabilities	4,251	4,300
Convertible senior notes, net	66,558	59,330
Total liabilities	182,119	137,979
Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value, 98 shares outstanding as of December 31, 2008 and 63 shares outstanding as of June 30, 2009 (Note 13)	1,263	718
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and June 30, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 and 25,581 shares issued and 22,645 and 22,752 shares outstanding as of December 31, 2008 and June 30, 2009, respectively	2	2
Additional paid-in capital	337,707	340,616
Accumulated deficit	(263,333)	(266,947)
Treasury stock, 2,793 and 2,829 shares at cost as of December 31, 2008 and June 30, 2009, respectively	(76,670)	(77,003)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,246)	(3,332)
Total liabilities and stockholders’ deficit	$181,136	$135,365

(1) See the Company’s 2009 Form 10-K filed with the SEC.

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue, net
Direct	$39,713	$28,685	$91,368	$63,567
Fulfillment partner	148,489	146,213	298,634	297,060

Total net revenue	188,202	174,898	390,002	360,627

Cost of goods sold
Direct(1)	34,756	23,532	79,453	53,929
Fulfillment partner	119,212	115,079	241,703	234,280

Total cost of goods sold	153,968	138,611	321,156	288,209

Gross profit	34,234	36,287	68,846	72,418

Operating expenses:
Sales and marketing(1)	14,254	11,162	29,277	24,749
Technology(1)	15,049	12,708	29,538	26,299
General and administrative(1)	11,068	12,326	20,460	26,160
Restructuring	(299)	(66)	(299)	(66)

Total operating expenses	40,072	36,130	78,976	77,142

Operating income (loss)	(5,838)	157	(10,130)	(4,724)

Interest income	740	27	2,044	150
Interest expense	(936)	(808)	(1,837)	(1,730)
Other income, net	2	954	2	2,690
Net income (loss)	(6,032)	330	(9,921)	(3,614)
Deemed dividend related to redeemable common stock	(16)	(11)	(37)	(22)
Net income (loss) attributable to common shares	$(6,048)	$319	$(9,958)	$(3,636)

Net income (loss) attributable to common shares—basic	$(0.27)	$0.01	$(0.43)	$(0.16)
Weighted average common shares outstanding—basic	22,750	22,817	23,048	22,810

Net income (loss) attributable to common shares—diluted	$(0.27)	$0.01	$(0.43)	$(0.16)
Weighted average common shares outstanding—diluted	22,750	23,049	23,048	22,810

(1) Includes stock-based compensation as follows (Note 12):
Cost of goods sold — direct	$54	$40	$106	$84
Sales and marketing	96	161	184	303
Technology	240	235	466	471
General and administrative	915	729	1,940	1,506

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Deficit

and Comprehensive Loss (Unaudited Restated)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balances at December 31, 2008 (Restated)	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)
Stock-based compensation to employees and directors	—	—	2,354	—	—	—	—	2,354
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	110	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	36	(333)	—	(333)
Issuance of redeemable common stock (Note 13)	(39)	—	(400)	—	—	—	—	(400)
Lapse of rescission rights of redeemable common stock (Note13)	72	—	967	—	—	—	—	967
Deemed dividend related to redeemable stock	—	—	(22)					(22)
Comprehensive loss (Restated):
Net loss (Restated)	—	—	—	(3,614)	—	—	—	(3,614)
Reclassification adjustment	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss (Restated)	—	—	—	—	—	—	—	(3,662)
Balances at June 30, 2009 (Restated)	25,581	$2	$340,616	$(266,947)	2,829	$(77,003)	$—	$(3,332)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(6,032)	$330	$(9,921)	$(3,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including internal-use software and website development	6,030	3,046	12,591	7,033
Realized loss on marketable securities	—	—	—	39
Loss on disposition of fixed assets	—	—	—	184
Stock-based compensation to employees and directors	1,155	1,165	2,410	2,354
Stock-based compensation to consultants for services	329	—	315	10
Stock-based compensation relating to performance share plan	150	—	300	—
Amortization of debt discount	85	71	172	145
Gain from early extinguishment of debt	—	(884)	—	(2,810)
Restructuring charges	(299)	(66)	(299)	(66)
Notes receivable accretion	(136)	—	(272)	—
Changes in operating assets and liabilities:
Restricted cash	(46)	—	(113)	(23)
Accounts receivable, net	(700)	580	1,231	(1,813)
Inventories, net	(1,564)	(97)	6,109	8,550
Prepaid inventory, net	(80)	(505)	924	(1,145)
Prepaids and other assets	(363)	(1,905)	(2,909)	(2,589)
Other long-term assets, net	—	259	—	(457)
Accounts payable	(4,882)	(4,365)	(42,401)	(33,558)
Accrued liabilities	7,610	(2,367)	(6,293)	(2,868)
Deferred revenue	(1,001)	(508)	(2,493)	(1,899)
Other long-term liabilities	147	(9)	(59)	242
Net cash provided by (used in) operating activities	403	(5,255)	(40,708)	(32,285)
Cash flows from investing activities:
Purchases of marketable securities	(18,823)	—	(25,362)	—
Sale of marketable securities prior to maturity	18,428	—	41,339	8,902
Expenditures for fixed assets, including internal-use software and website development	(5,136)	(1,787)	(6,449)	(3,523)
Collection of note receivable	754	—	1,256	1,250

Net cash provided by (used in) investing activities	(4,777)	(1,787)	10,784	6,629

Cash flows from financing activities:
Payments on capital lease obligations	(2)	(154)	(3,796)	(154)
Drawdowns on line of credit	1,128	—	6,396	1,612
Payments on line of credit	(1,128)	—	(6,396)	(1,612)
Paydown on direct financing arrangement	—	(53)	—	(106)
Payments to retire convertible senior notes	—	(1,587)	—	(4,563)
Purchase of treasury stock	—	(6)	(12,000)	(333)
Exercise of stock options	924	—	924	—

Net cash provided by (used in) financing activities	922	(1,800)	(14,872)	(5,156)
Effect of exchange rate changes on cash	(9)	—	(32)	—

Net increase (decrease) in cash and cash equivalents	(3,461)	(8,842)	(44,828)	(30,812)
Cash and cash equivalents, beginning of period	51,440	74,487	92,807	96,457

Cash and cash equivalents, end of period	$47,979	$65,645	$47,979	$65,645

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$1,524	$1,341	$2,163	$1,510
Non-cash investing and financing activities:
Equipment and software acquired under capital lease obligations	$—	$1,771	$—	$1,771
Issuance of redeemable common stock	$160	$202	$892	$400
Lapse of recission rights for redeemable stock	$97	$182	$749	$967

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited annual consolidated financial statements and related notes thereto as of and for the year ended December 31, 2008, included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Fair value of financial instruments

The Company’s financial instruments, including cash, restricted cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

On a quarterly basis, the Company measures at fair value certain financial assets and liabilities, including restricted cash, cash equivalents and available-for-sale securities, if any. SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents and restricted cash - money market mutual funds	$101,678	$101,678	$	$
Available-for-sale securities	8,989	8,989
Total Assets	$110,667	$110,667	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2009 (in thousands):

	Fair Value Measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents and restricted cash - money market mutual funds	$63,442	$63,442	$	$

Liabilities:
Restructuring accrual (1)	$2,813	$—	$—	$2,813

(1)   The fair value was determined based on the income approach, in which the Company used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate. See the Level 3 roll forward related to the restructuring accrual at Note 4 Restructuring Expense.

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and June 30, 2009 was $38.1 million on a carrying value of $66.6 million and $46.0 million on a carrying value of $59.3 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

Total revenues from Auctions, Cars and Real Estate businesses were $207,000 and $483,000 for the three month periods ended June 30, 2008 and 2009, respectively and $459,000 and $987,000 for the six month periods ended June 30, 2008 and 2009 respectively.

The Company began selling products through its website to customers outside the United States in August 2008. As of June 30, 2009 the Company was selling to customers in 37 countries. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Total revenues from International sales were $757,000 and $1.5 million for the three and six month periods ended June 30, 2009, respectively. There were no revenues from International sales during the three and six month periods ended June 30, 2008.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. The Company maintains an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008, and $209,000 at June 30, 2009.

Sales returns allowance

The Company inspects all returned items when they arrive at the Company’s processing facility. The Company will refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or there has been a Company error, such as shipping the wrong products.

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

Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million at December 31, 2008, and $10.1 million at June 30, 2009.

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

Advertising expense

The Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $13.1 million and $10.2 million during the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, advertising expenses totaled $27.0 million and $21.8 million, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying Consolidated Balance Sheets) was $877,000 at December 31, 2008, and 963,000 at June 30, 2009.

Stock-based compensation

As required by SFAS No. 123(R), Share-based Payment, the Company measures compensation expense for all outstanding unvested share-based awards at fair value and recognizes compensation expense on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 13—“Stock-Based Awards”).

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

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting Exit or Disposal Cost Obligations, requires that when an entity ceases using a property that is leased under an operating lease before the end of its contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations

(see Note 4—“Restructuring Expense”).

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(6,032)	$330	$(9,921)	$(3,614)
Deemed dividend on common shares	(16)	(11)	(37)	(22)
Net income (loss) attributable to common shares	$(6,048)	$319	$(9,958)	$(3,636)

Weighted average common shares outstanding—basic	22,750	22,817	23,048	22,810
Effect of dilutive securities:
Stock options and restricted stock units	—	232	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	22,750	23,049	23,048	22,810

Net income (loss) per common share—basic	$(0.27)	$0.01	$(0.43)	$(0.16)

Net income (loss) per common share—diluted	$(0.27)	$0.01	$(0.43)	$(0.16)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Stock options and restricted stock units	1,488	1,219	1,488	1,451

Convertible senior notes	1,010	820	1,010	820

Accounting pronouncements issued not yet adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162 (“SFAS No. 168”), which became the source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

3.   RESTATEMENT OF FINANCIAL STATEMENTS

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that the Company would restate its quarterly consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

The following additional adjustments were also included in this restatement:

•      Correction of certain amounts related to customer refunds and credits

•      Recognition of co-branded credit card bounty revenue and promotion expense over the estimated term of the credit card relationship. Previously the revenue was incorrectly recognized when the card was issued.

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

The increase (decrease) to net income (loss) attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended June 30, 2008	Three months ended June 30, 2009	Six months ended June 30, 2008	Six months ended June 30, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$955	$297	$1,882	$(1,309)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(87)	(290)	(158)	(630)
The effect of the adjustments related to customer refunds and credits.	—	(3)	—	6
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	74	95	295	143
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	251	(179)	251	(196)
The effect of the adjustments related to external audit fees.	104	14	(212)	(207)
The effect of other miscellaneous adjustments	14	(4)	67	267
Total impact of the effect of the adjustments	$1,311	$(70)	$2,125	$(1,926)

The effect of the adjustments on the Consolidated Results of Operations for the three and six months ended June 30, 2008 is to decrease net loss attributable to common shares by $1.3 million and $2.1 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and six months ended June 30, 2008 is to decrease loss per common share by $0.05 and by $0.09.

The effect of the adjustments on the Consolidated Results of Operations for the three and six months ended June 30, 2009 is to decrease net income and increase net loss attributable to common shares by $70,000 and $1.9 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and six months ended June 30, 2009 is to decrease income per common share by $0.01 for the three months ended June 30, 2009, and increase loss per common share by $0.09 for the six months ended June 30, 2009.

The consolidated statements of operations, balance sheets and statements of cash flows have been restated as follows:

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$39,832	$(119)	$39,713
Fulfillment partner	149,004	(515)	148,489

Total net revenue	188,836	(634)	188,202

Cost of goods sold
Direct	34,871	(115)	34,756
Fulfillment partner	120,756	(1,544)	119,212

Total cost of goods sold	155,627	(1,659)	153,968

Gross profit	33,209	1,025	34,234

Operating expenses:
Sales and marketing	14,244	10	14,254
Technology	15,311	(262)	15,049
General and administrative	10,867	201	11,068
Restructuring	—	(299)	(299)

Total operating expenses	40,422	(350)	40,072

Operating income (loss)	(7,213)	1,375	(5,838)

Interest income	740	—	740
Interest expense	(888)	(48)	(936)
Other income, net	2	—	2

Net income (loss)	$(7,359)	$1,327	$(6,032)
Deemed dividend related to redeemable common stock	—	(16)	(16)
Net loss attributable to common shares	$(7,359)	$1,311	$(6,048)

Net income (loss) per common share—basic	$(0.32)	$0.05	$(0.27)
Weighted average common shares outstanding—basic	22,750		22,750

Net income (loss) per common share—diluted	$(0.32)	$0.05	$(0.27)
Weighted average common shares outstanding—diluted	22,750		22,750

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$91,596	$(228)	$91,368
Fulfillment partner	300,054	(1,420)	298,634

Total net revenue	391,650	(1,648)	390,002

Cost of goods sold
Direct	79,674	(221)	79,453
Fulfillment partner	244,796	(3,093)	241,703

Total cost of goods sold	324,470	(3,314)	321,156

Gross profit	67,180	1,666	68,846

Operating expenses:
Sales and marketing	29,263	14	29,277
Technology	29,827	(289)	29,538
General and administrative	20,430	30	20,460
Restructuring	—	(299)	(299)

Total operating expenses	79,520	(544)	78,976

Operating income (loss)	(12,340)	2,210	(10,130)

Interest income	2,044	—	2,044
Interest expense	(1,789)	(48)	(1,837)
Other income, net	2	—	2

Net income (loss)	$(12,083)	$2,162	$(9,921)
Deemed dividend related to redeemable common stock	—	(37)	(37)
Net loss attributable to common shares	$(12,083)	$2,125	$(9,958)

Net income (loss) per common share—basic	$(0.52)	$0.09	$(0.43)
Weighted average common shares outstanding—basic	23,048		23,048

Net income (loss) per common share—diluted	$(0.52)	$0.09	$(0.43)
Weighted average common shares outstanding—diluted	23,048		23,048

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30, 2008			Six months ended June 30, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities:

Net income (loss)	$(7,359)	$1,327	$(6,032)	$(12,083)	$2,162	$(9,921)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including internal-use software and website development	5,887	143	6,030	12,384	207	12,591
Realized loss on marketable securities	—	—	—	—	—	—
Loss on settlement of notes receivable (Note 5)	—	—	—	—	—	—
Loss on disposition of fixed assets	—	—	—	—	—	—
Stock-based compensation to employees and directors	1,068	87	1,155	2,252	158	2,410
Stock-based compensation to consultants for services	329	—	329	315	—	315
Stock-based compensation relating to performance share plan	150	—	150	300	—	300
Issuance of common stock from treasury for 401(k) matching contribution	—	—	—	19	(19)
Amortization of debt discount	85	—	85	172	—	172
Gain from early extinguishment of debt	—	—	—	—	—	—
Restructuring charges	—	(299)	(299)	—	(299)	(299)
Notes receivable accretion	(136)	—	(136)	(272)	—	(272)
Changes in operating assets and liabilities:
Resticted cash	—	(46)	(46)	—	(113)	(113)
Accounts receivable, net	(700)	—	(700)	1,231	—	1,231
Inventories, net	3,934	(5,498)	(1,564)	11,607	(5,498)	6,109
Prepaid inventory, net	(80)	—	(80)	924	—	924
Prepaids and other assets	(363)	—	(363)	(2,909)	—	(2,909)
Other long-term assets, net	—	—	—	—	—	—
Accounts payable	(1,622)	(3,260)	(4,882)	(39,141)	(3,260)	(42,401)
Accrued liabilities	36	7,574	7,610	(12,633)	6,340	(6,293)
Deferred revenue	(927)	(74)	(1,001)	(2,702)	209	(2,493)
Other long-term liabilities	147	—	147	(59)	—	(59)

Net cash provided by (used in) operating activities	449	(46)	403	(40,595)	(113)	(40,708)

Cash flows from investing activities:
Purchases of marketable securities	(18,823)	—	(18,823)	(25,362)	—	(25,362)
Maturities of marketable securities	18,428	—	18,428	41,339	—	41,339
Expenditures for fixed assets, including internal-use software and website development	(5,136)	—	(5,136)	(6,449)	—	(6,449)
Collection of note receivable	754	—	754	1,256	—	1,256

Net cash provided by (used in) investing activities	(4,777)	—	(4,777)	10,784	—	10,784

Cash flows from financing activities:
Payments on capital lease obligations	(2)	—	(2)	(3,796)	—	(3,796)
Drawdowns on line of credit	1,128	—	1,128	6,396	—	6,396
Payments on line of credit	(1,128)	—	(1,128)	(6,396)	—	(6,396)
Paydown on direct financing agreement	—	—	—	—	—	—
Payments to retire convertible senior notes	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	(12,000)	—	(12,000)
Exercise of stock options	924	—	924	924	—	924

Net cash provided by (used in) financing activities	922	—	922	(14,872)	—	(14,872)

Effect of exchange rate changes on cash	(9)	—	(9)	(32)	—	(32)

Net increase (decrease) in cash and cash equivalents	(3,415)	(46)	(3,461)	(44,715)	(113)	(44,828)
Cash and cash equivalents, beginning of period	60,094	(8,654)	51,440	101,394	(8,587)	92,807

Cash and cash equivalents, end of period	$56,679	$(8,700)	$47,979	$56,679	$(8,700)	$47,979

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated

Revenue, net

Direct	$28,788	$(103)	$28,685
Fulfillment partner	147,355	(1,142)	146,213

Total net revenue	176,143	(1,245)	174,898

Cost of goods sold
Direct	23,726	(194)	23,532
Fulfillment partner	116,509	(1,430)	115,079

Total cost of goods sold	140,235	(1,624)	138,611

Gross profit	35,908	379	36,287

Operating expenses:
Sales and marketing	11,122	40	11,162
Technology	12,649	59	12,708
General and administrative	12,204	122	12,326
Restructuring	(218)	152	(66)

Total operating expenses	35,757	373	36,130

Operating income (loss)	151	6	157

Interest income	27	—	27
Interest expense	(743)	(65)	(808)
Other income, net	954	—	954

Net income (loss)	$389	$(59)	$330
Deemed dividend related to redeemable common stock	—	(11)	(11)
Net income (loss) attributable to common shares	$389	$(70)	$319

Net income (loss) per common share—basic	$0.02	$(0.01)	$0.01
Weighted average common shares outstanding—basic	22,817		22,817

Net income (loss) per common share—diluted	$0.02	$(0.01)	$0.01
Weighted average common shares outstanding—diluted	23,107		23,049

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Six months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$63,847	$(280)	$63,567
Fulfillment partner	299,663	(2,603)	297,060

Total net revenue	363,510	(2,883)	360,627

Cost of goods sold
Direct	54,204	(275)	53,929
Fulfillment partner	235,707	(1,427)	234,280

Total cost of goods sold	289,911	(1,702)	288,209

Gross profit	73,599	(1,181)	72,418

Operating expenses:
Sales and marketing	24,662	87	24,749
Technology	26,438	(139)	26,299
General and administrative	25,658	502	26,160
Restructuring	(218)	152	(66)

Total operating expenses	76,540	602	77,142

Operating income (loss)	(2,941)	(1,783)	(4,724)

Interest income	150	—	150
Interest expense	(1,609)	(121)	(1,730)
Other income, net	2,690	—	2,690

Net loss	$(1,710)	$(1,904)	$(3,614)
Deemed dividend related to redeemable common stock	—	(22)	(22)
Net loss attributable to common shares	$(1,710)	$(1,926)	$(3,636)

Net loss per common share—basic	$(0.07)	$(0.09)	$(0.16)
Weighted average common shares outstanding—basic	22,810		22,810

Net loss per common share—diluted	$(0.07)	$(0.09)	$(0.16)
Weighted average common shares outstanding—diluted	22,810		22,810

Consolidated Balance Sheet (unaudited)

(in thousands, except per share data)

	As of June 30, 2009
	As Previously Reported	Adjustments	As Restated

Assets
Current assets:
Cash and cash equivalents	$69,765	$(4,120)	$65,645
Restricted cash	—	4,285	4,285
Marketable securities	—	—	—
Accounts receivable, net	8,739	174	8,913
Notes receivable (Note 5)	—	—	—
Inventories, net	12,023	4,146	16,169
Prepaid inventory, net	1,906	—	1,906
Prepaids and other assets	10,580	(165)	10,415
Total current assets	103,013	4,320	107,333
Fixed assets, net	20,876	1,714	22,590
Goodwill	2,784	—	2,784
Other long-term assets, net	2,658	—	2,658
Total assets	$129,331	$6,034	$135,365
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$27,051	$(2,628)	24,423
Accrued liabilities	24,952	6,298	31,250
Deferred revenue	17,270	63	17,333
Capital lease obligations, current	520	—	520
Total current liabilities	69,793	3,733	73,526
Capital lease obligations, non-current	823	—	823
Other long-term liabilities	2,727	1,573	4,300
Convertible senior notes, net	59,330	—	59,330
Total liabilities	132,673	5,306	137,979
Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value, 63 shares outstanding as of June 30, 2009. (Note 11)	695	23	718
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of June 30, 2009	—	—	—

Common stock, $0.0001 par value, 100,000 shares authorized, 25,583 shares issued and 22,691 shares outstanding as of June 30, 2009	2	—	2
Additional paid-in capital	339,659	957	340,616
Accumulated deficit	(266,695)	(252)	(266,947)
Treasury stock, 2,829 shares at cost as of June 30, 2009	(77,003)	—	(77,003)
Total stockholders’ deficit	(4,037)	705	(3,332)
Total liabilities and stockholders’ deficit	$129,331	$6,034	$135,365

Consolidated Statement of Cash Flows (unaudited)

(in thousands)

	Three months ended June 30, 2009			Six months ended June 30, 2009
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$389	$(59)	$330	$(1,710)	$(1,904)	$(3,614)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization, including internal-use software and website development	2,982	64	3,046	7,167	(134)	7,033
Realized loss on marketable securities	—	—	—	39	—	39
Loss on settlement of notes receivable (Note 5)	—	—	—	—	—	—
Loss on disposition of fixed assets	—	—	—	184	—	184
Stock-based compensation to employees and directors	875	290	1,165	1,724	630	2,354
Stock-based compensation to consultants for services	—	—	—	10	—	10
Stock-based compensation relating to performance share plan	—	—	—	—	—	—
Issuance of common stock from treasury for 401(k) matching contribution	—	—	—	—	—	—
Amortization of debt discount	71	—	71	145	—	145
Gain from early extinguishment of debt	(884)	—	(884)	(2,810)	—	(2,810)
Restructuring charges	(218)	152	(66)	(218)	152	(66)
Notes receivable accretion	—	—	—	—	—	—
Changes in operating assets and liabilities:
Restricted cash	—	—	—	—	(23)	(23)
Accounts receivable, net	954	(374)	580	(1,754)	(59)	(1,813)
Inventories, net	(328)	231	(97)	5,700	2,850	8,550
Prepaid inventory, net	(505)	—	(505)	(1,145)	—	(1,145)
Prepaids and other assets	(1,631)	(274)	(1,905)	(2,338)	(251)	(2,589)
Other long-term assets, net	259	—	259	(457)	—	(457)
Accounts payable	(4,425)	60	(4,365)	(35,069)	1,511	(33,558)
Accrued liabilities	(2,151)	(216)	(2,367)	(71)	(2,797)	(2,868)
Deferred revenue	(413)	(95)	(508)	(1,756)	(143)	(1,899)
Other long-term liabilities	(9)	—	(9)	242	—	242

Net cash provided by (used in) operating activities	(5,034)	(221)	(5,255)	(32,117)	(168)	(32,285)

Cash flows from investing activities:		—
Purchases of marketable securities	—	—	—	—	—	—
Maturities of marketable securities	—	—	—	—	—	—
Sale of marketable securities prior to maturity	—	—	—	8,902	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(1,787)	—	(1,787)	(3,523)	—	(3,523)
Collection of note receivable	—	—	—	1,250	—	1,250

Net cash provided by (used in) investing activities	(1,787)	—	(1,787)	6,629	—	6,629

Cash flows from financing activities:
Payments on capital lease obligations	(428)	274	(154)	(428)	274	(154)
Drawdowns on line of credit	—	—	—	1,612	—	1,612
Payments on line of credit	—	—	—	(1,612)	—	(1,612)
Paydown on direct financing arrangement	—	(53)	(53)	—	(106)	(106)
Payments to retire convertible senior notes	(1,587)	—	(1,587)	(4,563)	—	(4,563)
Purchase of treasury stock	(6)	—	(6)	(333)	—	(333)
Exercise of stock options	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(2,021)	221	(1,800)	(5,324)	168	(5,156)

Effect of exchange rate changes on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(8,842)	—	(8,842)	(30,812)	—	(30,812)
Cash and cash equivalents, beginning of period	78,607	(4,120)	74,487	100,577	(4,120)	96,457

Cash and cash equivalents, end of period	$69,765	$(4,120)	$65,645	$69,765	$(4,120)	$65,645

4.                  RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense and adjustments associated with the change in estimated sub-lease income are as follows as of June 30, 2009 (in thousands):

	Balance	Accretion	Net Cash		Balance
	12/31/2008	Expense	Payments	Adjustments	6/30/2009
Lease and contract termination costs liability	$2,988	$147	$(256)	$(66)	$2,813

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

6                     MARKETABLE SECURITIES

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

7.                  OTHER COMPREHENSIVE INCOME (LOSS)

The Company follows SFAS No. 130, Reporting Comprehensive Income. This Statement establishes requirements for reporting comprehensive income (loss) and its components. The Company’s comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss)	$(6,032)	$330	$(9,921)	$(3,614)
Net unrealized gain on marketable securities	(125)	—	(3)	—
Reclassification adjustment for amount included in net loss	—	—	—	(48)
Foreign currency translation adjustment	(9)	—	(32)	—

Comprehensive income (loss)	$(6,166)	$330	$(9,956)	$(3,662)

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

At June 30, 2009, no amounts were outstanding under the Credit Agreement, and letters of credit totaling $2.3 million were issued on behalf of the Company supported by compensating cash balances held at Wells Fargo, which are included in restricted cash in the accompanying Consolidated Balance Sheets.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the six month period ended June 30, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 (see Note 12—“Stock and Debt Repurchase Program”). As of June 30, 2009, $59.3 million of the Senior Notes remain outstanding.

9.                  COMMITMENTS AND CONTINGENCIES

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

Payments due by period
2009 (remainder)	$132
2010	703
2011	703
2012	110
Total minimum lease payments	1,648
Less: amount representing interest	(305)
Present value of capital lease obligations	1,343
Less: current portion	(520)
Capital lease obligations, non-current	$823

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2009, are as follows (in thousands) (Restated):

Payments due by period
2009 (remainder)	$4,079
2010	8,534
2011	8,490
2012	7,948
2013	7,305
Thereafter	14,763
$51,119

Rental expense for operating leases totaled $2.8 million and $1.8 million for the three month periods ended June 30, 2008 and 2009, respectively. For the six month period ended June 30, 2008 and 2009, rental expense totaled $5.7 million and $3.6 million, respectively. Estimated sublease income of $4.9 million is expected over the next five years of which $1.4 million is anticipated to be received in the next twelve months.

Legal Proceedings

From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct of the Company’s business. Such litigation could be costly and time consuming and could divert its management and key personnel from its business operations. The uncertainty of litigation increases these risks. In connection with such litigation, the Company may be subject to significant damages or equitable remedies relating to the operation of its business and the sale of products on the Company’s Website. Any such litigation may materially harm its business, prospects, results of operations, financial condition or cash flows. However, the Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements. The information contained in this note reflects the status of legal proceedings through the current filing date of March 31, 2010.

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

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of

California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleges that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The Company elected not to pursue its claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. Discovery in this case continues. A trial date has been set for September 12, 2011. The Company intends to continue to vigorously prosecute this action.

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

On September 23, 2009 the Company along with 27 other defendants was sued by SpeedTrack, Inc. in the United States District Court in the Northern District of California. The Company is alleged to have infringed a patent covering search and categorization software. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

On or about November 11, 2009 Downunder Wireless, LLC filed suit against the Company and 21 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent for cell phones with a downward deploying antenna, angled away from the user’s face. Other named defendants are retailers or manufacturers of cell phones which allegedly infringe this patent. The Company believes that certain third party vendors of cell phone products sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about December 16, 2009 Denmel Holdings, LLC filed suit against the Company and 25 other defendants in the United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. The Company believes that certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. The Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

The Company recognized a reduction in legal expenses totaling $600,000 and $1.2 million during the three and six month periods ended June 30, 2009, respectively, related to the settlement of legal matters.

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

During the three month period ended June 30, 2009, the Company retired $2.5 million of its Senior Notes and recorded a $884,000 gain, net of amortization of debt discount of $29,000.  As of June 30, 2009, $59.3 million of the Senior Notes remain outstanding.

12.           STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance share awards.

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009

Stock options	$826	$576	$1,746	$1,233
Restricted stock units	329	589	650	1,131
Performance shares	150	—	300	—

Total stock-based compensation expense	$1,305	$1,165	$2,696	$2,364

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the grantee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. The weighted average grant date fair value of options granted and the weighted average assumptions used in the model for the three and six month periods ended June 30, 2008 were as follows (there were no options granted during the three and six month periods ended June 30, 2009):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Dividend yield	None	N/A	None	N/A
Expected volatility	65.9%	N/A	70.6%	N/A
Risk-free interest rate	2.70%	N/A	2.91%	N/A
Expected life (in years)	6.3	N/A	6.3	N/A
Weighted average fair value of options granted	$13.27	$ N/A	$9.18	$ N/A

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on the Company’s historical stock prices over the expected term. When establishing the expected life assumption, the Company reviews annual historical grantee exercise behavior with respect to option grants having similar vesting periods. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant.

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

The following table summarizes our restricted stock unit activity for the six month period ended June 30, 2009 (in thousands):

Number of Units
Outstanding at December 31, 2008	449
Units granted	366
Units vested	(110)
Units forfeited	(56)
Outstanding at June 30, 2009	649

The restricted stock units vest over three years according to the following schedule: 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the grantee’s continued Company employment.

Performance share plan

In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the “PSP”) and approved grants to executive officers and certain employees of the Company. The PSP Plan provided for a three-year period for the measurement of the Company’s attainment of the performance goal described in the form of grant.

The performance goal was measured by growth in economic value, as defined in the PSP. The amount of payments due to participants under the PSP was a function of the then current market price of a share of the Company’s common stock, multiplied by a percentage dependent on the extent to which the performance goal was attained, which was between 0% and 200%. If the growth in economic value was 10% compounded annually or less, the percentage would be 0%. If the growth in economic value was 25% compounded annually, the percentage would be 100%. If the growth in economic value was 40% compounded annually or more, the percentage would be 200%. If the percentage growth was between these percentages, the payment percentage would be determined on the basis of straight line interpolation. Amounts payable under the PSP were subject to Board discretion. Amounts payable under the PSP were originally payable in cash. The Company recorded compensation expense based upon the period-end stock price (prior to the third quarter of 2007) and estimates regarding the ultimate growth in economic value that was expected to occur. These estimates included assumed future growth rates in revenues, gross margins and other factors.

As of June 30, 2008, the Company had recognized $1.3 million in cumulative compensation expense under the PSP, including $150,000 for the quarter ended June 30, 2008 and $300,000 for the six month period ended June 30, 2008. During the year ended December 31, 2008, the Company reversed the cumulative total of compensation expense under the PSP as the Board determined no payments would be made under the PSP. The PSP expired December 31, 2008.

13.            REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company’s common stock in connection with the Overstock.com, Inc. 401(k) Plan (the “401(k) Plan”) than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) Plan. These shares were contributed to or otherwise acquired by participants in the 401(k) Plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) Plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At December 31, 2008 and June 30, 2009, approximately 98,000 shares or $1.3 million and 63,000 shares or $718,000 of the Company’s common stock plus interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, the Company entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the 401(k) Plan. The Company entered into the Agreement in order to preserve certain rights, if any, of 401(k) Plan participants who acquired shares of Overstock common stock in the 401(k) Plan between July 1, 2008 and June 30, 2009. The Company intends to make a rescission offer to affected participants in the Plan who acquired shares of Overstock.com common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory requirements.

Based on the closing price of Overstock common stock of $11.96 at June 30, 2009, the Company anticipates that of the $718,000 of affected stock outstanding as of June 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $220,000 of the stock.

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

	Three months ended June 30,			Six months ended June 30,
		Fulfillment			Fulfillment
	Direct	partner	Consolidated	Direct	partner	Consolidated
2008 (Restated)
Revenue, net	$39,713	$148,489	$188,202	$91,368	$298,634	$390,002
Cost of goods sold	34,756	119,212	153,968	79,453	241,703	321,156
Gross profit	$4,957	$29,277	$34,234	$11,915	$56,931	$68,846
Operating expenses			(40,072)			(78,976)
Other income (expense), net			(194)			209
Net loss			$(6,032)			$(9,921)

2009 (Restated)
Revenue, net	$28,685	$146,213	$174,898	$63,567	$297,060	$360,627
Cost of goods sold	23,532	115,079	138,611	53,929	234,280	288,209
Gross profit	$5,153	$31,134	$36,287	$9,638	$62,780	$72,418
Operating expenses			(36,130)			(77,142)
Other income (expense), net			173			1,110
Net income (loss)			$330			$(3,614)

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

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we restate our consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

The effect of the adjustments on the Consolidated Results of Operations for the three and six months ended June 30, 2008 is to decrease net loss attributable to common shares by $1.3 million and $2.1 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and six months ended June 30, 2008 is to decrease loss per common share by $0.05 and $0.09, respectively.

The effect of the adjustments on the Consolidated Results of Operations for the three and six months ended June 30, 2009 is to decrease net income attributable to common shares and increase net loss attributable to common shares by $70,000 and $1.9 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and six months ended June 30, 2009 is to decrease income per common share by $0.01 and increase loss per common share by $0.09, respectively.

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

•valuation of long-lived and intangible assets and goodwill; and

•stock-based compensation.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars and real estate listing businesses. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 1 of Part I, “Financial Statements”—Note 14—“Business Segments”).

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

We operate an online auction service as a part of our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold and are recorded net. Revenue from the auctions business has been included in the fulfillment partner segment.

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

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008 and $209,000 at June 30, 2009, respectively.

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

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from its estimates. We are not currently aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million at December 31, 2008, and $10.1 million at June 30, 2009.

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

Valuation of inventories

We write down our inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowances is recognized only when the related inventory has been sold or scrapped

Internal-use software and website development

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

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and June 30, 2009, we have recorded a full valuation allowance of $86.4 million and $85.1 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No.109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We adopted the provisions of FIN 48 on January 1, 2007. As of the date of adoption of FIN 48, we did not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. There have been no material changes during the six month period ended June 30, 2009.

We have recorded no provision or benefit for federal and state income taxes as we have incurred annual net operating losses since inception. We have provided a full valuation allowance on the net deferred tax assets, consisting primarily of net operating loss carry-forwards, because of uncertainty regarding their realizability.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the year ended December 31, 2008, and the three and six month periods ended June 30, 2009.

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

Stock-based compensation

Stock options

As required by SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”), we measure compensation cost for all outstanding unvested stock-based awards at fair value and recognize compensation on a straight line basis. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton (“BSM”) valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

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

The cost of restricted stock units is determined using the fair value of our shares of common stock on the date of the grant and compensation expense is recognized on a straight line basis (see Item 1 of Part I, “Financial Statements”—Note 13—“Stock-Based Awards”).

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

Accounting pronouncements issued not yet adopted

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

Commentary—Gross Profit and Gross Margin.  Despite a lower revenue base, gross profit increased by 6% in the second quarter and gross margin expanded 250 basis points to 20.7%. This improvement was largely the result of supply chain efficiencies we have initiated throughout the year. While we believe there are additional cost efficiencies that can be extracted from our operational expense structure, and we are focused on increasing gross profits, we do not expect to see gross margins continue to rise. Rather, it is our intention to pass much of any further improvement on to our customers in the form of lower prices. In addition, we anticipate a modest increase in fixed warehouse expenses as we lease the remaining space in our new distribution center this September.

Commentary—Sales and Marketing. We also continue our efforts to increase the efficiency of our sales & marketing efforts .We monitor the performance of all of our sales and marketing channels, and have been more aggressive in reducing expenditures in less efficient areas. As a result, sales and marketing expense decreased 22% to $11.2 million and marketing as a percentage of revenue improved to 6.4% this quarter from 7.6% last year.

Commentary—Technology/G&A. Combined technology and G&A expenses decreased 4% to $25.0 million due primarily to lower technology costs; specifically, lower depreciation expense. This more than offset rising G&A expenses which were higher due to an increase in personnel and facilities costs.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin.  Our primary focus this year has been growth in contribution through higher gross profit and more efficient sales and marketing efforts. During the second quarter, contribution expanded by 26% to $25.1 million, and contribution margin was 14.4% by increasing contribution and controlling growth in our fixed expenses, we have been able to show improvement in overall profitability. See “Non-GAAP Financial Measures” below for the calculation of Contribution.

Commentary—Cash Flows.  We used $5.3 million in cash flow from operations in the second quarter of 2009 compared to cash provided of $403,000 during the same period in 2008.

“Free Cash Flow” (a non-GAAP financial measure) for the three month periods ended June 30, 2009 and 2008 totaled $(7.0) million and $(4.7) million, respectively.

See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Commentary—Balance Sheet.  We ended the quarter with $65.6 million in cash and cash equivalents, compared to $96.5 million at December 31, 2008. Working capital was $33.8 million at June 30, 2009, down from $41.8 million at December 31, 2008. The $8.0 million difference is primarily comprised of $4.6 million used to retire debt and $3.5 million used for capital expenditures for the first half of 2009. We ended the quarter with $16.2 million of total inventory, a decrease of $2.1 million from the end of the second quarter of 2008.

Commentary—Debt Repurchase Program.  At June 30, 2009, $59.3 million of our 3.75% Senior Convertible Notes due 2011 (“Senior Notes”) were outstanding. On February 17, 2009, our Board authorized us to spend up to $20.0 million to repurchase Senior Notes. To date, we have spent $4.6 million to retire $7.4 million of Senior Notes under the new debt repurchase program, all of which occurred during the six month period ended June 30, 2009.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	21.1%	16.4%	23.4%	17.6%
Fulfillment partner	78.9	83.6	76.6	82.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	18.5	13.5	20.3	14.9
Fulfillment partner	63.3	65.8	62.0	65.0
Total cost of goods sold	81.8	79.3	82.3	79.9
Gross profit	18.2	20.7	17.7	20.1
Operating expenses:
Sales and marketing	7.6	6.4	7.6	6.9
Technology	8.0	7.3	7.6	7.3
General and administrative	5.9	6.9	5.2	7.2
Restructuring	(0.2)	—	(0.1)	—
Total operating expenses	21.3	20.6	20.3	21.4
Operating income (loss)	(3.1)	0.1	(2.6)	(1.3)
Interest income	0.4	—	0.5	—
Interest expense	(0.5)	(0.4)	(0.4)	(0.4)
Other income (expense), net	—	0.5	—	0.7
Net income (loss)	(3.2)%	0.2%	(2.5)%	(1.0)%

Comparison of Three and Six Month Periods Ended June 30, 2008 and 2009

Revenue

Total net revenue decreased 7% from $188.2 million for the three month period ended June 30, 2008, to $174.9 million for the three month period ended June 30, 2009. See “Executive Commentary” above.

Direct revenue decreased 28% from $39.7 million in the second quarter of 2008 to $28.7 million in the second quarter of 2009, and fulfillment partner revenue decreased 2% from $148.5 million to $146.2 million.

Total net revenue decreased 8% from $390.0 million for the six month period ended June 30, 2008, to $360.6 million for the six month period ended June 30, 2009.  Direct revenue decreased 30% from $91.4 million to $63.6 million. Fulfillment partner revenue of $298.6 million decreased 1% from the six month period ended June 30, 2008 to $297.1 million for the six month period ended June 30, 2009.

Total revenues from Auctions, Cars and Real Estate businesses were $207,000 and $483,000 for the three months ended June 30, 2008 and 2009, respectively. For the six months ended June 30, 2008, and June 30, 2009 such revenues were $459,000 and $987,000, respectively.  Total revenues from International sales were $755,000 and $1.5 million for the three and six month periods ended June 30, 2009, respectively.

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

Gross margin increased 250 basis points, from 18.2% in second quarter of 2008 to 20.7% in the second quarter of 2009, and gross profit was $34.2 million and $36.3 million, respectively, a 6% increase.  For the six month periods ended June 30, gross margin increased from 17.7% in 2008 to 20.1% in 2009, an increase of 240 basis points, and gross profit increased from $68.8 million to $72.4 million, respectively, an increase of 5%.

Gross margins for the past two quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009	Q2 2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	13.5%	12.5%	10.4%	8.8%	11.4%	12.9%	18.0%
Fulfillment Partner	18.4%	19.7%	19.7%	18.3%	19.0%	21.0%	21.3%
Combined	17.2%	18.2%	18.0%	16.5%	17.4%	19.5%	20.7%

The improvement in gross profit percentage was primarily due to increased supply chain efficiencies during the first and second quarters of 2009.  The other factors described above had no significant impact on the change in gross profit and gross profit percentage.

During 2008, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the years ended December 31, 2007 and 2008, due to a systems issue. Of the total $5.5 million underbilling, $2.8 million related to the year ended December 31, 2007 and $2.7 million related to year ended December 31, 2008.

We contacted the affected fulfillment partners and in our negotiations with them over several months, we agreed to forgive the $2.8 million related to the 2007 amounts and to seek to recover the $2.7 million related to 2008 over time from our future sales of the fulfillment partners’ products during the remainder of 2008 and 2009. As a result of the negotiations we later agreed to forgive an additional $375,000. We recovered a total of $2.3 million through December 31, 2009, including $1.8 million during the three months ended December 31, 2008 and $615,000 during the year ended December 31, 2009. We have recorded the amounts recovered related to 2008 in the period that they originally originated. See Note 3 of the financial statements (see Item 1 of Part I, “Financial Statements” — Note 3 — “Restatement of Financial Statements”) for additional information.

During our review of our partner billing system for returns, we additionally discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns, of which approximately $237,000 and $563,000 arose during the three and six month periods ended June 30, 2009, respectively. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

Cost of goods sold includes stock-based compensation expense of $54,000 and $40,000 for the three month periods ended June 30, 2008 and 2009, respectively. Stock-based compensation included in Costs of goods sold totaled $106,000 and $84,000 for the six month periods ended June 30, 2008 and 2009, respectively.

Direct Gross Margin—Gross profit for our direct business increased 4% from $5.0 million during the three month period ended June 30, 2008 to $5.2 million for the same period in 2009, and gross margin increased from 12.5% to 18.0%. For the six month periods ended June 30, gross profit decreased 19% from $11.9 million in 2008 to gross profit of $9.6 million in 2009, and gross margin increased from 13.0% to 15.2%.

Fulfillment Partner Gross Margin—Our fulfillment partner business generated gross profit of $29.3 million and $31.1 million for the three month periods ended June 30, 2008 and 2009, respectively, an increase of 6%, and gross margin increased from 19.7% to 21.3%. Gross profit increased 10% from $56.9 million during the six month period ended June 30, 2008 to $62.8 million of gross profit generated during the six month period ended June 30, 2009, and gross margin increased from 19.1% in to 21.1% in 2009.

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

	Three months ended June 30,				Six months ended June 30,
	2008		2009		2008		2009
	(Restated)		(Restated)		(Restated)		(Restated)
Total net revenue	$188,202	100%	$174,898	100%	$390,002	100%	$360,627	100%
Cost of goods sold
Product costs and other cost of goods sold	143,548	76%	128,898	74%	298,753	77%	267,464	74%
Fulfillment costs	10,420	6%	9,713	6%	22,403	6%	20,745	6%
Total cost of goods sold	153,968	82%	138,611	79%	321,156	82%	288,209	80%
Gross profit	$34,234	18%	$36,287	21%	$68,846	18%	$72,418	20%

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

Sales and marketing expenses totaled $14.3 million and $11.2 million for the three month periods ended June 30, 2008 and 2009, respectively, representing 7.6% and 6.4% of total net revenue for those respective periods. Comparing the second quarter of 2008 with the same quarter of 2009, sales and marketing expenses decreased 22%. For the six month periods ended June 30, 2008 and 2009, sales and marketing expenses decreased 15% from $29.3 million in 2008 to $24.7 million in 2009, representing 7.6% and 6.9% of total revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending in 2009.

Sales and marketing expenses also include stock-based compensation expense of $96,000 and $161,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, sales and marketing expenses included stock-based compensation of $184,000 and $303,000, respectively.

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

Technology expenses totaled $15.0 million and $12.7 million for the second quarters of 2008 and 2009, representing 8.0% and 7.3% of revenue for the second quarters of 2008 and 2009, respectively. Comparing the second quarter of 2008 to the second quarter of 2009, technology expenses decreased 16% primarily due to decreased depreciation expense for technology equipment and software development. For the six month periods ended June 30, 2008 and 2009, technology expenses totaled $29.5 million and $26.3 million, respectively, representing 7.6% and 7.3% of total revenue for those respective periods.

Technology expenses include stock-based compensation expense of $240,000 and $235,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, technology expenses included stock-based compensation of $466,000 and $471,000, respectively.

General and administrative expenses.  General and administrative (“G&A”) expenses totaled $11.1 million and $12.3 million for the three month periods ended June 30, 2008 and 2009, respectively, representing approximately 5.9% and 6.9% of total net revenue for those respective periods. The $1.3 million increase in G&A expenses for the three month period ended June 30, 2009 compared to the same period in 2008 is attributable to an increase in the number of merchandising, finance and administrative employees.

For the six month periods ended June 30, 2008 and 2009, G&A expenses totaled $20.5 million and $26.2 million, representing 5.2% and 7.2% of total revenue for both periods, respectively. The increase of $5.7 million in G&A expenses, which represents an increase of 28% for the six month period ended June 30, 2008 compared to the same period in 2009 is primarily due to an increase in the number of merchandising, finance and administrative employees, additional facilities costs relating to the build-out of a new customer service center in the first part of 2009 and an expense of $1.25 million related to termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009. In addition, legal expenses were also higher in the three and six month period ended June 30, 2009 compared to the same period in 2008; however, the increase in legal expense for 2009 was offset by $1.2 million received from the settlement of legal matters.

General and administrative expenses include stock-based compensation expense of approximately $915,000 and $729,000 for the three month periods ended June 30, 2008 and 2009, respectively. For the six month periods ended June 30, 2008 and 2009, G&A included stock-based compensation expense of $1.9 million and $1.5 million, respectively.

Overall, our total operating expenses decreased 10% during the second quarter of 2009 when compared to the same quarter of the previous year, while total net revenues decreased 7% and gross profit increased 6% for the same period in 2008.  Comparing the six-month period ended June 30, 2009 to same period in 2008, total operating expenses decreased 2%, while total revenue decreased 8% and gross profit increased 5%.

Restructuring. During the quarter ended June 30, 2009, we reduced accrued restructuring liabilities by $66,000 primarily due to a change in the estimate of sublease income (see Item 1 of Part I, “Financial Statements”—Note 4—“Restructuring Expense”).

Depreciation expense. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of goods sold - direct	$600	$322	$1,038	$645
Sale and marketing	—	—	—	—
Technology	5,414	2,555	11,529	6,049
General and administrative	16	169	24	339
Total depreciation and amortization, including internal-use software and website development	$6,030	$3,046	$12,591	$7,033

Non-operating income (expense)

Interest income and interest expense.  Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the second quarter of 2008 to the second quarter of 2009, the decrease in interest income is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes. Interest expense for the three month periods ended June 30, 2008 and 2009 totaled $936,000 and $808,000, respectively. For the six month periods ended June 30, 2008 and 2009, interest expense totaled $1.8 million and $1.7 million, respectively.

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

During the three month period ended June 30, 2009, we retired $2.5 million of our Senior Notes and recorded a $884,000 gain, net of amortization of debt discount of $29,000.  This was in addition to the $4.9 million of Senior Notes that were retired during the first quarter of 2009 for which we recorded a $1.9 million gain, net of amortization of debt discount of $63,000 (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”).

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

Income taxes

For the six month periods ended June 30, 2008 and 2009, we incurred net losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2008 and June 30, 2009, we had federal net operating loss carry forwards of approximately $166.1 million and $172.6 million, respectively, and state net operating loss carry forwards of approximately $145.8 million and $152.2 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2009 (Restated)	$185,729	$174,898	N/A	N/A
2008 (Restated)	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At June 30, 2009, our cash and cash equivalents balance was $65.6 million.

Cash flow information is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)		(in thousands)

Cash provided by (used in):
Operating activities	$403	$(5,255)	$(40,708)	$(32,285)
Investing activities	(4,777)	(1,787)	10,784	6,629
Financing activities	922	(1,800)	(14,872)	(5,156)

Free Cash Flow.  “Free Cash Flow” (a non-GAAP measure) for the three month periods ended June 30, 2008 and 2009, was $(4.7) million and $(7.0) million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

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

For the three month periods ended June 30, 2008 and 2009, our operating activities resulted in net cash inflows of $403,000 and net cash outflows of $(5.3) million, respectively.

The $5.3 million of net cash used in operating activities during the three month period ended June 30, 2009 was primarily due to prepayments of $1.9 million related to software maintenance agreements, and payments on accounts payable and accrued liabilities of $4.4 million and $2.4 million, respectively.

The $403,000 of cash provided by operating activities during the three month period ended June 30, 2008 was primarily comprised of cash provided from an increase in accrued liabilities of $7.6 million, offset by purchases of inventory exceeding sales of inventory by $1.6 million,and payments on accounts payable of $4.9 million.

For the six month periods ended June 30, 2008 and 2009, operating activities used $40.7 million and $32.3 million of cash, respectively.

For the six month period ended June 30, 2009, the $32.3 million of net cash used in operating activities was attributable to higher seasonal payments early in the year on accounts payable of $33.6 million. Additionally, $2.7 million of cash from sales in the first six months of 2009 were held in reserve by our credit card processor.  The processor has indicated that it expects to continue withholding approximately 1% of our daily credit card remittances until the amount of the reserve reaches a total of $3.5 million. The reserve was $2.8 million at June 30, 2009 and is included in accounts receivable, net, in the Consolidated Balance Sheets. Other cash used in operating activities for the six month period ended June 30, 2009, related to payments on prepaid inventory of $1.1 million, which is to be delivered in the second half of the year and prepayments of $2.6 million related to software maintenance agreements.

The amount of cash used in operating activities for the six month period ended June 30, 2009 was partially offset by cash from sales of inventories exceeding purchases of inventory by $8.6 million due to the lower seasonal inventory levels required to support a lower seasonal level of sales in the first half of the year.

For the six month period ended June 30, 2008, the net cash used in operating activities of $40.7 million was primarily due to payments on accounts payable and accrued liabilities of $42.4 million and $6.3 million, respectively. This was offset by operating cash inflows from payments on accounts receivable and sales of inventory exceeding the purchases of inventory by $1.2 million and $6.1 million, respectively.

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

The $1.8 million outflow from investing activities during the second quarter of 2009 resulted from expenditures for fixed assets. The cash outflows of $4.8 million during the second quarter of 2008 resulted primarily from sales, maturities and purchases of marketable securities of $395,000, partially offset by capital expenditures of $5.1 million and cash inflows of $754,000 from payments received on a note receivable.

For the six month periods ended June 30, 2008 and 2009, investing activities resulted in net cash inflows of $10.8 million and $6.6 million, respectively.

Investing activities for the six month period ended June 30, 2009 provided net cash of $6.6 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”), partially offset by capital expenditures of $3.5 million. The $10.8 million of net cash provided by investing activities during the six month period ended 2008 resulted from the sales, maturities and purchases of marketable securities of $16.0 million and $1.3 million of payments received on a note receivable which were partially offset by capital expenditures of $6.4 million.

Cash used in financing activities.  Financing activities resulted in net cash inflows of $922,000 and net cash outflows of $1.8 million for the three month periods ended June 30, 2008 and 2009, respectively. The net cash used in financing activities during the three month period ended June 30, 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”). The inflows for the three month period ended June 30, 2008, related to proceeds from the exercise of stock options of $924,000.

For the six month periods ended June 30, 2008 and 2009, financing activities resulted in net cash outflows of $14.9 million and $5.2 million, respectively. The cash used in 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”). For the six month period ended June 30, 2008, cash used in financing activities was primarily due to our stock repurchase of $12.0 million and payments on capital leases of $3.8 million.  These outflows of cash were partially offset by proceeds from the exercise of stock options of $924,000.

Redeemable common stock

In June 2009, we had discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with the Overstock.com, Inc. 401(k) Plan (the “401(k) Plan”) than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) Plan. These shares were contributed to or otherwise acquired by participants in the 401(k) Plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) Plan may have or have had rescission rights relating to the unregistered shares, although we believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At December 31, 2008 and June 30, 2009, approximately 98,000 shares or $1.3 million and 63,000 shares or $718,000 of our common stock plus interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, we entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the 401(k) Plan. We entered into the Agreement in order to preserve certain rights, if any, of 401(k) Plan participants who acquired shares of our common stock in the 401(k) Plan between July 1, 2008 and June 30, 2009. We intend to make a rescission offer to affected participants in the 401(k) Plan who acquired shares of our common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory requirements.

Based on the closing price of Overstock common stock of $11.96 at June 30, 2009, we anticipate that of the $718,000 of affected stock outstanding as of June 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $220,000 of the stock.

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

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorized us to utilize up to $20.0 million to repurchase additional 3.75% Senior Notes. Under this repurchase program, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000, during the six month period ended June 30, 2009 at an approximate 23% yield to maturity.

During the three month period ended June 30, 2009, we retired $2.5 million of our Senior Notes for $1.6 million in cash and recorded a $884,000 gain, net of amortization of debt discount of $29,000 at an approximate 22.6% yield to maturity.   As of June 30, 2009, $59.3 million of the Senior Notes remain outstanding.

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

Contractual obligations and commitments

The following table summarizes our contractual obligations as of June 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$59,994	$—	$—	$—	$59,994
Interest on long-term debt	1,125	2,250	2,250	—	—	—	5,625
Capital lease obligations	132	703	703	110	—	—	1,648
Operating leases	4,079	8,534	8,490	7,948	7,305	14,763	51,119
Purchase obligations	14,528	700	508	—	—	—	15,736
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$19,864	$12,187	$71,945	$8,058	$7,305	$14,763	$134,122

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,288	$—	$—	$—	$—	$—	$2,288

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

Under the repurchase program discussed above, we retired a total $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 for the six month period ended June 30, 2009 (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”). As of June 30, 2009, $60.0 million of the Senior Notes remain outstanding.

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

Capital leases. We leased certain software and computer equipment during the three month period ended June 30, 2009 under non-cancelable leases that expire on various dates through 2012 (see Item 1 of Part I, “Financial Statements”—Note 8—“Borrowings,” subheading “Capital leases”).

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

Contribution and Contribution Margin. Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our fixed operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).See the calculation of this non-GAAP measure below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenue	$188,202	$174,898	$390,002	$360,627
Cost of goods sold	153,968	138,611	321,156	288,209

Gross profit	34,234	36,287	68,846	72,418
Less: Sales and marketing expense	14,254	11,162	29,277	24,749

Contribution	$19,980	$25,125	$39,569	$47,669

Contribution margin	10.6%	14.4%	10.1%	13.2%

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

	Three months ended June 30,
	2008	2009
	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$403	$(5,255)
Expenditures for fixed assets, including internal-use software and website development	(5,136)	(1,787)
Free cash flow	$(4,733)	$(7,042)

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, restricted cash, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

At June 30, 2009, we had $65.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $700,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2009, we had $59.3 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At June 30, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.3 million were outstanding under our credit facilities.

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

ITEM 4.        CONTROLS AND PROCEDURES

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we restate our consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of

June 30, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were not effective as the end of the period covered by this Quarterly Report on Form 10-Q/A due to the following material weaknesses:

•                  We lacked a sufficient accounting number of professionals with the necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of significant transactions that resulted in misapplications of GAAP.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the second quarter of 2009, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1, 2009 to April 30, 2009	—		—	—	—
May 1, 2009 to May 31, 2009	645	(1)	$10.42	—	—
June 1, 2009 to June 30, 2009	—		—	—	—
Total	645	(1)		—	$—

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