Form 10-Q/A
period 2009-09-30
OVERSTOCK.COM, INC
filed 2010-03-31
CIK 1130713

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act).  Yes ☐  No ☒

There were 22,836,264 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 9, 2009.

EXPLANATORY NOTE

On January 29, 2010, the Audit Committee of the Board of Directors of Overstock.com, Inc. concluded, based on the recommendation of management, that we would restate our consolidated financial statements as of the three and nine months ended September 30, 2008 and 2009 contained in this Quarterly Report on Form 10-Q/A to correct the following errors:

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

The (increase) decrease to net loss attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$1,248	$(394)	$3,130	$(1,703)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(97)	(254)	(255)	(884)
The effect of the adjustments related to customer refunds and credits.	—	(9)	—	(3)
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	51	55	346	198
The effect of the adjustments related restructuring to expense and interest expense related to the accretion of the restructuring accrual.	(60)	(13)	191	(209)
The effect of the adjustments related to external audit fees.	29	32	(183)	(175)
The effect of other miscellaneous adjustments	(2)	(9)	65	258
Total impact of the effect of the adjustments	$1,169	$(592)	$3,294	$(2,518)

A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Item 1 of this Form 10-Q/A.

The Company is filing this Amendment to its Quarterly Report on Form 10-Q/A for the Quarter ended September 30, 2009 (this “Form 10-Q/A”) to reflect the restatement of the Company’s consolidated financial statements for the three and nine months ended September 30, 2008 and 2009 and related financial information contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on November 16, 2009 (the “Original Filing”). This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Original Filing. Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the consolidated financial statements or data in this Form 10-Q/A have been made to the consolidated financial statements or data for the three and nine months ended September 30, 2008 and 2009. This filing should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and other filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this filing.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,	September 30,
	2008 (1)	2009
		(unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$96,457	$74,991
Restricted cash	4,262	4,285
Marketable securities	8,989	—
Accounts receivable, net	7,100	8,400
Notes receivable (Note 5)	1,250	—
Inventories, net	24,719	22,035
Prepaid inventory, net	761	3,616
Prepaids and other assets	9,552	10,027
Total current assets	153,090	123,354
Fixed assets, net	24,724	22,187
Goodwill	2,784	2,784
Other long-term assets, net	538	2,015
Total assets	$181,136	$150,340
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$57,981	$33,730
Accrued liabilities	34,097	35,576
Deferred revenue	19,232	19,200
Capital lease obligations, current	—	491
Total current liabilities	111,310	88,997
Capital lease obligations, non-current	—	892
Other long-term liabilities	4,251	3,746
Convertible senior notes, net	66,558	59,398
Total liabilities	182,119	153,033
Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value, 98 and 63 shares outstanding as of December 31, 2008 and September 30, 2009, respectively (Note 11)	1,263	731
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and September 30, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 and 25,582 shares issued and 22,645 and 22,765 shares outstanding as of December 31, 2008 and September 30, 2009, respectively	2	2
Additional paid-in capital	337,707	341,705
Accumulated deficit	(263,333)	(268,565)
Treasury stock, 2,793 and 2,817 shares at cost as of December 31, 2008 and September 30, 2009, respectively	(76,670)	(76,566)
Accumulated other comprehensive income	48	—
Total stockholders’ deficit	(2,246)	(3,424)
Total liabilities and stockholders’ deficit	$181,136	$150,340

(1) See the Company’s 2009 Form 10-K filed with the SEC.

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenue, net
Direct	$34,079	$32,281	$125,447	$95,848
Fulfillment partner	151,928	161,502	450,562	458,562

Total net revenue	186,007	193,783	576,009	554,410

Cost of goods sold
Direct(1)	30,541	28,471	109,994	82,401
Fulfillment partner	122,053	128,000	363,756	362,279

Total cost of goods sold	152,594	156,471	473,750	444,680

Gross profit	33,413	37,312	102,259	109,730

Operating expenses:
Sales and marketing(1)	11,944	12,222	41,221	36,971
Technology(1)	13,784	12,499	43,322	38,798
General and administrative(1)	10,691	13,288	31,151	39,448
Restructuring	—	—	(299)	(66)

Total operating expenses	36,419	38,009	115,395	115,151

Operating loss	(3,006)	(697)	(13,136)	(5,421)

Interest income	664	11	2,708	161
Interest expense	(907)	(977)	(2,744)	(2,707)
Other income, net	2,849	297	2,851	2,987

Net loss	(400)	(1,366)	(10,321)	(4,980)
Deemed dividend related to redeemable common stock	(20)	(13)	(57)	(35)
Net loss attributable to common shares	$(420)	$(1,379)	$(10,378)	$(5,015)

Net loss attributable to common shares—basic and diluted:	$(0.02)	$(0.06)	$(0.45)	$(0.22)
Weighted average common shares outstanding—basic and diluted	22,768	22,824	22,954	22,815

(1) Includes stock-based compensation as follows (Note 13):

Cost of goods sold — direct	$49	$39	$155	$123
Sales and marketing	86	155	270	458
Technology	216	232	682	703
General and administrative	602	673	2,542	2,179

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statement of Stockholders’ Deficit

and Comprehensive Loss (unaudited Restated)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)	Total
Balances at December 31, 2008 (Restated)	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)
Stock-based compensation to employees and directors	—	—	3,453	—	—	—	—	3,453

Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Restricted stock units issued upon vesting	110	—	—	—	—	—	—	—
Exercise of stock options	1	—	3	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	36	(333)	—	(333)
Treasury stock issued for corporate purposes	—	—	—	(252)	(12)	437	—	185
Issuance of redeemable common stock (Restated) (Note 11)	(39)	—	(400)	—	—	—	—	(400)

Lapse of recission rights of redeemable common stock (Restated) (Note 11)	72	—	967	—	—	—	—	967
Deemed dividend related to redeemable common stock	—	—	(35)	—	—	—	—	(35)
Comprehensive loss :
Net loss (Restated)	—	—	—	(4,980)	—	—	—	(4,980)
Reclassification adjustment	—	—	—	—	—	—	(48)	(48)
Total comprehensive loss	—	—	—	—	—	—	—	(5,028)
Balances at September 30, 2009 (Restated)	25,582	$2	$341,705	$(268,565)	2,817	$(76,566)	$—	$(3,424)

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(400)	$(1,366)	$(10,321)	$(4,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization, inluding internal-use software and website development	5,607	3,009	18,198	10,042
Realized loss on marketable securities	—	—	—	39
Loss on disposition of fixed assets	—	—	—	184
Stock-based compensation to employees and directors	1,087	1,099	3,497	3,453
Stock-based compensation to consultants for services	(134)	—	181	10
Stock-based compensation relating to performance share plan	—	—	300	—
Amortization of debt discount	85	125	257	270
Gain from early extinguishment of debt	(2,849)	—	(2,849)	(2,810)
Restructuring charges	—	—	(299)	(66)
Notes receivable accretion	(136)	—	(408)	—
Changes in operating assets and liabilities:
Restricted cash	(47)	—	(160)	(23)
Accounts receivable, net	(104)	(487)	1,127	(2,300)
Inventories, net	(2,217)	(5,866)	3,892	2,684
Prepaid inventory, net	(1,904)	(1,710)	(980)	(2,855)
Prepaids and other assets	(454)	1,661	(3,363)	(928)
Other long-term assets, net	—	377	—	(80)
Accounts payable	4,168	9,307	(38,233)	(24,251)
Accrued liabilities	(2,107)	4,252	(8,400)	1,384
Deferred revenue	(584)	1,867	(3,077)	(32)
Other long-term liabilities	(333)	(242)	(392)	—

Net cash provided by (used in) operating activities	(322)	12,026	(41,030)	(20,259)
Cash flows from investing activities:
Purchases of marketable securities	(10,186)	—	(35,548)	—
Maturities of marketable securities	—	—	54,637	—
Sale of marketable securities prior to maturity	13,298	—	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(8,809)	(2,486)	(15,258)	(6,009)
Collection of notes receivable	250	—	1,506	1,250

Net cash provided by (used in) investing activities	(5,447)	(2,486)	5,337	4,143

Cash flows from financing activities:
Payments on capital lease obligations	—	(144)	(3,796)	(298)
Drawdowns on line of credit	1,326	—	7,722	1,612
Payments on line of credit	(1,326)	—	(7,722)	(1,612)
Paydown on direct financing arrangement	—	(53)	—	(159)
Payments to retire convertible senior notes	(6,550)	—	(6,550)	(4,563)
Purchase of treasury stock	(1,452)	—	(13,452)	(333)
Exercise of stock options	547	3	1,471	3

Net cash used in financing activities	(7,455)	(194)	(22,327)	(5,350)

Effect of exchange rate changes on cash	23	—	(9)	—

Net increase (decrease) in cash and cash equivalents	(13,201)	9,346	(58,029)	(21,466)
Cash and cash equivalents, beginning of period	47,979	65,645	92,807	96,457

Cash and cash equivalents, end of period	$34,778	$74,991	$34,778	$74,991

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$847	$196	$3,010	$1,706
Non-cash investing and financing activities:
Equipment and software acquired under capital lease obligations	$—	$276	$—	$2,047
Issuance of common stock from treasury	$—	$185	$19	$185
Issuance of redeemable common stock	$182	$—	$1,074	$400
Lapse of recission rights for redeemable stock	$297	$—	$1,046	$967

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.      BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the restated audited annual consolidated financial statements and related notes thereto as of and for the year ended December 31, 2008 included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited and consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2		Level 3
Assets:
Cash equivalents and restricted cash - money market mutual funds	$101,678	$101,678	$		$
Available-for-sale securities	8,989	8,989
Total Assets	$110,667	$110,667		$—		$—

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2009 (in thousands):

	Fair Value Measurements at September 30, 2009
	Total	Level 1	Level 2		Level 3
Assets:
Cash equivalents and restricted cash - money market mutual funds	$70,963	$70,963	$		$

Liabilities:
Restructuring accrual (1)	$2,749	$—		$—		$2,749

The fair value was determined based on the income approach, in which the Company used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate. See the Level 3 roll forward related to the restructuring accrual at Note 4 Restructuring Expense.

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2008 and September 30, 2009 was $38.1 million on a carrying value of $66.6 million and $50.8 million on a carrying value of $59.4 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated service lives. Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of goods sold - direct	$337	$313	$1,347	$960
Sales and marketing	—	—	—	—
Technology	5,253	2,529	16,809	8,577
General and administrative	17	167	42	505
Total depreciation and amortization, including internal-use software and website development	$5,607	$3,009	$18,198	$10,042

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

Co-branded Credit Card

The Company had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid the Company fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. The Company’s co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

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

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. The Company records an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008, and $157,000 at September 30, 2009.

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

Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million at December 31, 2008, and $10.4 million at September 30, 2009.

Deferred revenue

Customer orders are recorded as deferred revenue prior to estimated delivery of products or services In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue is recognized upon redemption. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote based on the Company’s historical redemption experience. The Company considers the likelihood of redemption to be remote after 36 months.

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

Stock-based compensation

As required by ASC Topic 718, Compensation - Stock Compensation, the Company measures compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognizes compensation expense on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 13—“Stock-Based Awards”).

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

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Exit or Disposal Cost Obligations, requires that when an entity ceases using a property that is leased under an operating lease before the end of its contractual term , the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 4—“Restructuring Expense”).

Loss per share

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, restricted stock units and convertible senior notes are included in the calculation of diluted net loss per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss attributable to common shares	$(420)	$(1,379)	$(10,378)	$(5,015)

Weighted average common shares outstanding—basic and diluted	22,768	22,824	22,954	22,815

Net loss atributable to common shares—basic and diluted	$(0.02)	$(0.06)	$(0.45)	$(0.22)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Stock options and restricted stock units	1,441	1,365	1,441	1,365

Convertible senior notes	885	787	885	787

Accounting pronouncements issued not yet adopted

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which amends ASC Topic 605,  Revenue Recognition , to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

3.   RESTATEMENT OF FINANCIAL STATEMENTS

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that the Company would restate its quarterly consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

The (increase) decrease to net loss attributable to common shares of the above adjustments is as follows (in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2009	Nine months ended September 30, 2008	Nine months ended September 30, 2009

The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$1,248	$(394)	$3,130	$(1,703)
The effect of the adjustments related to accounting for certain of the Company’s share-based compensation plans.	(97)	(254)	(255)	(884)
The effect of the adjustments related to customer refunds and credits.	—	(9)	—	(3)
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	51	55	346	198
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	(60)	(13)	191	(209)
The effect of the adjustments related to external audit fees.	29	32	(183)	(175)
The effect of other miscellaneous adjustments	(2)	(9)	65	258
Total impact of the effect of the adjustments	$1,169	$(592)	$3,294	$(2,518)

The effect of the adjustments on the Consolidated Results of Operations for the three and nine months ended September 30, 2008 is to decrease net loss attributable to common shares by $1.2 million and $3.3 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and nine months ended September 30, 2008 is to decrease loss per common share by $0.05 and $0.15, respectively.

The effect of the adjustments on the Consolidated Results of Operations for the three and nine months ended September 30, 2009 is to increase net loss attributable to common shares by $592,000 and $2.5 million, respectively. The effect of the adjustments on loss per common share for the three and nine months ended September 30, 2009 is to increase loss per common share by $0.03 and $0.11, respectively.

The consolidated statements of operations, balance sheets and statements of cash flows have been restated as follows:

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$34,176	$(97)	$34,079
Fulfillment partner	152,679	(751)	151,928

Total net revenue	186,855	(848)	186,007

Cost of goods sold
Direct	30,633	(92)	30,541
Fulfillment partner	124,103	(2,050)	122,053
Total cost of goods sold	154,736	(2,142)	152,594
Gross profit	32,119	1,294	33,413
Operating expenses:
Sales and marketing	11,934	10	11,944
Technology	14,119	(335)	13,784
General and administrative	10,321	370	10,691
Restructuring	—	—	—
Total operating expenses	36,374	45	36,419
Operating income (loss)	(4,255)	1,249	(3,006)

Interest income	664	—	664
Interest expense	(847)	(60)	(907)
Other income, net	2,849	—	2,849

Net loss	$(1,589)	$1,189	$(400)
Deemed dividend related to redeemable common stock	—	(20)	(20)
Net loss attributable to common shares	$(1,589)	$1,169	$(420)

Net loss per common share—basic and diluted	$(0.07)	$0.05	$(0.02)
Weighted average common shares outstanding—basic and diluted	22,768		22,768

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2008
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$125,771	$(324)	$125,447
Fulfillment partner	452,734	(2,172)	450,562

Total net revenue	578,505	(2,496)	576,009

Cost of goods sold
Direct	110,307	(313)	109,994
Fulfillment partner	368,899	(5,143)	363,756

Total cost of goods sold	479,206	(5,456)	473,750

Gross profit	99,299	2,960	102,259

Operating expenses:
Sales and marketing	41,197	24	41,221
Technology	43,946	(624)	43,322
General and administrative	30,751	400	31,151
Restructuring	—	(299)	(299)

Total operating expenses	115,894	(499)	115,395

Operating income (loss)	(16,595)	3,459	(13,136)

Interest income	2,708	—	2,708
Interest expense	(2,636)	(108)	(2,744)
Other income, net	2,851	—	2,851

Net loss	$(13,672)	$3,351	$(10,321)
Deemed dividend related to redeemable common stock	—	(57)	(57)
Net loss attributable to common shares	$(13,672)	$3,294	$(10,378)

Net loss per common share—basic and diluted	$(0.60)	$0.15	$(0.45)
Weighted average common shares outstanding—basic and diluted	22,954		22,954

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,589)	$1,189	$(400)	$(13,672)	$3,351	$(10,321)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,580	27	5,607	17,964	234	18,198
Realized loss on marketable securities	—	—	—	—	—	—
Loss on disposition of fixed assets	—	—	—	—	—	—
Stock-based compensation to employees and directors	990	97	1,087	3,242	255	3,497
Stock-based compensation to consultants for services	(134)	—	(134)	181	—	181
Stock-based compensation relating to performance share plan	—	—	—	300	—	300
Issuance of common stock from treasury for 401(k) matching contribution	—	—	—	19	(19)	—
Amortization of debt discount	85	—	85	257	—	257
Gain from early extinguishment of debt	(2,849)	—	(2,849)	(2,849)	—	(2,849)
Notes receivable accretion	(136)	—	(136)	(408)	—	(408)
Restructuring charges	—	—	—	—	(299)	(299)
Changes in operating assets and liabilities: restricted cash	—	(47)	(47)	—	(160)	(160)
Accounts receivable, net	(104)	—	(104)	1,127	—	1,127
Inventories, net	(3,445)	1,228	(2,217)	8,162	(4,270)	3,892
Prepaid inventory, net	(1,904)	—	(1,904)	(980)	—	(980)
Prepaids and other assets	(454)	—	(454)	(3,363)	—	(3,363)
Other long-term assets, net	—	—	—	—	—	—
Accounts payable	3,442	726	4,168	(35,699)	(2,534)	(38,233)
Accrued liabilities	1,109	(3,216)	(2,107)	(11,524)	3,124	(8,400)
Deferred revenue	(533)	(51)	(584)	(3,235)	158	(3,077)
Other long-term liabilities	(333)	—	(333)	(392)	—	(392)
Net cash provided by (used in) operating activities	(275)	(47)	(322)	(40,870)	(160)	(41,030)
Cash flows from investing activities:
Purchases of marketable securities	(10,186)	—	(10,186)	(35,548)	—	(35,548)
Maturities of marketable securities	13,298	—	13,298	54,637	—	54,637
Sale of marketable securities prior to maturity	—	—	—	—	—	—
Expenditures for fixed assets, including internal-use software and website development	(8,809)	—	(8,809)	(15,258)	—	(15,258)
Collection of note receivable	250	—	250	1,506	—	1,506
Net cash provided by (used in) investing activities	(5,447)	—	(5,447)	5,337	—	5,337

Cash flows from financing activities:
Payments on capital lease obligations	—	—	—	(3,796)	—	(3,796)
Drawdowns on line of credit	1,326	—	1,326	7,722	—	7,722
Payments on line of credit	(1,326)	—	(1,326)	(7,722)	—	(7,722)
Paydown on direct financing arrangement	—	—	—	—	—	—
Payments to retire convertible senior notes	(6,550)	—	(6,550)	(6,550)	—	(6,550)
Purchase of treasury stock	(1,452)	—	(1,452)	(13,452)	—	(13,452)
Exercise of stock options	547	—	547	1,471	—	1,471
Net cash provided by (used in) financing activities	(7,455)	—	(7,455)	(22,327)	—	(22,327)
Effect of exchange rate changes on cash	23	—	23	(9)	—	(9)
Net increase (decrease) in cash and cash equivalents	(13,154)	(47)	(13,201)	(57,869)	(160)	(58,029)
Cash and cash equivalents, beginning of period	56,679	(8,700)	47,979	101,394	(8,587)	92,807
Cash and cash equivalents, end of period	$43,525	$(8,747)	$34,778	$43,525	$(8,747)	$34,778

Consolidated Statement of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$32,369	$(88)	$32,281
Fulfillment partner	162,712	(1,210)	161,502
Total net revenue	195,081	(1,298)	193,783

Cost of goods sold
Direct	28,453	18	28,471
Fulfillment partner	128,959	(959)	128,000
Total cost of goods sold	157,412	(941)	156,471
Gross profit	37,669	(357)	37,312

Operating expenses:
Sales and marketing	12,187	35	12,222
Technology	12,445	54	12,499
General and administrative	13,191	97	13,288
Restructuring	—	—	—

Total operating expenses	37,823	186	38,009

Operating loss	(154)	(543)	(697)

Interest income	11	—	11
Interest expense	(941)	(36)	(977)
Other income, net	297	—	297

Net loss	$(787)	$(579)	$(1,366)
Deemed dividend related to redeemable common stock	—	(13)	(13)
Net loss attributable to common shares	$(787)	$(592)	$(1,379)

Net loss per common share—basic and diluted	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding—basic and diluted	22,824		22,824

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated

Revenue, net
Direct	$96,216	$(368)	$95,848
Fulfillment partner	462,375	(3,813)	458,562
Total net revenue	558,591	(4,181)	554,410
Cost of goods sold
Direct	82,657	(256)	82,401
Fulfillment partner	364,666	(2,387)	362,279

Total cost of goods sold	447,323	(2,643)	444,680

Gross profit	111,268	(1,538)	109,730
Operating expenses:
Sales and marketing	36,849	122	36,971
Technology	38,883	(85)	38,798
General and administrative	38,849	599	39,448
Restructuring	(218)	152	(66)
Total operating expenses	114,363	788	115,151
Operating loss	(3,095)	(2,326)	(5,421)
Interest income	161	—	161
Interest expense	(2,550)	(157)	(2,707)
Other income, net	2,987	—	2,987
Net loss	$(2,497)	$(2,483)	$(4,980)
Deemed dividend related to redeemable common stock	—	(35)	(35)
Net loss attributable to common shares	$(2,497)	$(2,518)	$(5,015)

Net loss per common share—basic and diluted	$(0.11)	$(0.11)	$(0.22)
Weighted average common shares outstanding—basic and diluted	22,815		22,815

Consolidated Balance Sheet (unaudited)

(in thousands)

	As of September 30, 2009
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$79,111	$(4,120)	$74,991
Restricted cash	—	4,285	4,285
Marketable securities	—	—	—
Accounts receivable, net	8,589	(189)	8,400
Inventories, net	17,532	4,503	22,035
Prepaid inventory, net	3,616	—	3,616
Prepaids and other assets	10,192	(165)	10,027
Total current assets	119,040	4,314	123,354
Fixed assets, net	20,536	1,651	22,187
Goodwill	2,784	—	2,784
Other long-term assets, net	2,015	—	2,015
Total assets	$144,375	$5,965	$150,340
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$36,238	$(2,508)	33,730
Accrued liabilities	29,034	6,542	35,576
Deferred revenue	19,192	8	19,200
Capital lease obligations, current	491	—	491
Total current liabilities	84,955	4,042	88,997
Capital lease obligations, non-current	892	—	892
Other long-term liabilities	2,226	1,520	3,746
Convertible senior notes, net	59,398	—	59,398
Total liabilities	147,471	5,562	153,033
Commitments and contingencies (Note 9)
Redeemable common stock, $0.0001 par value, 63 shares outstanding as of September 30, 2009 (Note 11).	705	26	731
Stockholders’ deficit:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of September 30, 2009	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,582 shares issued and 22,765 shares outstanding as of September 30, 2009	2	—	2
Additional paid-in capital	340,497	1,208	341,705
Accumulated deficit	(267,734)	(831)	(268,565)
Treasury stock, 2,817 shares at cost as of September 30, 2009	(76,566)	—	(76,566)
Accumulated other comprehensive income	—	—	—
Total stockholders’ deficit	(3,801)	377	(3,424)
Total liabilities and stockholders’ deficit	$144,375	$5,965	$150,340

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended September 30, 2009			Nine months ended September 30, 2009
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(787)	$(579)	$(1,366)	$(2,497)	$(2,483)	$(4,980)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,946	63	3,009	10,113	(71)	10,042
Realized loss on marketable securities	—	—	—	39	—	39
Loss on disposition of fixed assets	—	—	—	184	—	184
Stock-based compensation to employees and directors	835	264	1,099	2,559	894	3,453
Stock-based compensation to consultants for services	—	—	—	10	—	10
Issuance of common stock from treasury for 401(k) matching contribution	185	(185)	—	185	(185)	—
Amortization of debt discount	125	—	125	270	—	270
Gain from early extinguishment of debt	—	—	—	(2,810)	—	(2,810)
Restructuring charges	—	—	—	(218)	152	(66)
Changes in operating assets and liabilities:
Restricted cash	—	—	—	—	(23)	(23)
Accounts receivable, net	(850)	363	(487)	(2,604)	304	(2,300)
Inventories, net	(5,509)	(357)	(5,866)	191	2,493	2,684
Prepaid inventory, net	(1,710)	—	(1,710)	(2,855)	—	(2,855)
Prepaids and other assets	1,668	(7)	1,661	(670)	(258)	(928)
Other long-term assets, net	377	—	377	(80)	—	(80)
Accounts payable	9,187	120	9,307	(25,882)	1,631	(24,251)
Accrued liabilities	3,833	419	4,252	3,762	(2,378)	1,384
Deferred revenue	1,922	(55)	1,867	166	(198)	(32)
Other long-term liabilities	(242)	—	(242)	—	—	—

Net cash provided by (used in) operating activities	11,980	46	12,026	(20,137)	(122)	(20,259)

Cash flows from investing activities:
Sale of marketable securities prior to maturity	—	—	—	8,902	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(2,486)	—	(2,486)	(6,009)	—	(6,009)
Collection of note receivable	—	—	—	1,250	—	1,250

Net cash provided by (used in) investing activities	(2,486)	—	(2,486)	4,143	—	4,143

Cash flows from financing activities:
Payments on capital lease obligations	(151)	7	(144)	(579)	281	(298)
Drawdowns on line of credit	—	—	—	1,612	—	1,612
Payments on line of credit	—	—	—	(1,612)	—	(1,612)
Paydown on direct financing arrangement	—	(53)	(53)	—	(159)	(159)
Payments to retire convertible senior notes	—	—	—	(4,563)	—	(4,563)
Purchase of treasury stock	—	—	—	(333)	—	(333)
Exercise of stock options	3	—	3	3	—	3
Net cash provided by (used in) financing activities	(148)	(46)	(194)	(5,472)	122	(5,350)
Net increase (decrease) in cash and cash equivalents	9,346	—	9,346	(21,466)	—	(21,466)
Cash and cash equivalents, beginning of period	69,765	(4,120)	65,645	100,577	(4,120)	96,457
Cash and cash equivalents, end of period	$79,111	$(4,120)	$74,991	$79,111	$(4,120)	$74,991

4.                   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense and adjustments associated with change in estimated sub-lease income are as follows as of September 30, 2009 (in thousands):

	Balance 12/31/2008	Accretion Expense	Net Cash Payments	Adjustments	Balance 09/30/2009
	(Restated)				(Restated)
Lease and contract termination costs liability	$2,988	$217	$(390)	$(66)	$2,749

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

7.                   OTHER COMPREHENSIVE LOSS

The Company’s comprehensive loss is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)

Net loss	$(400)	$(1,366)	$(10,321)	$(4,980)
Net unrealized gain on marketable securities	(24)	—	(27)	—
Reclassification adjustment for amount included in net loss	—	—	—	(48)
Foreign currency translation adjustment	77	—	45	—

Comprehensive loss	$(347)	$(1,366)	$(10,303)	$(5,028)

8.                   BORROWINGS

Wells Fargo Credit Agreement

The Company has a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Credit Agreement provides a revolving line of credit to the Company of up to $30.0 million which the Company uses primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrues at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank. The Credit Agreement requires the Company to comply with certain covenants, including restrictions on mergers, business combinations or transfer of assets.

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

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $85,000 and $125,000 during the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, respectively, the Company recorded amortization of discount and debt issuance costs totaling $257,000, and $270,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

9.                   COMMITMENTS AND CONTINGENCIES

Capital leases

The Company leased certain software and computer equipment at September 30, 2009 under non-cancelable leases that expire on various dates through 2012.

Software and computer equipment relating to the capital leases totaled $1.7 million at September 30, 2009, with accumulated amortization of $180,000. Amortization expense of assets recorded under capital leases was $836,000 and $137,000 for the three month periods ended September 30, 2008 and September 30, 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, amortization of assets recorded under capital leases was $3.2 million and $180,000, respectively. Future payments of capital lease obligations are as follows (in thousands) (Restated) :

Payments due by period
2009 (remainder)	$99
2010	646
2011	794
2012	116
Total minimum lease payments	1,655
Less: amount representing interest	272
Present value of capital lease obligations	1,383
Less: current portion	491
Capital lease obligations, non-current	$892

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2009, are as follows (in thousands) (Restated):

Payments due by period
2009 (remainder)	$2,085
2010	8,534
2011	8,490
2012	7,948
2013	7,305
Thereafter	14,763
$49,125

Rental expense for operating leases totaled $1.6 million and $1.9 million for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, rental expense totaled $7.3 million and $5.6 million, respectively. Estimated sublease income of $4.8 million is expected over the next five years of which $1.4 million is anticipated to be received in the next 12 months.

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

On or about December16, 2009 Denmel Holdings, LLC filed suit against the Company and 25 other defendants in the United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. The Company believes that certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. The Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

The Company recognized a reduction in legal expenses totaling $683,000 and $1.9 million during the three and nine month periods ended September 30, 2009, respectively, related to the settlement of legal matters.

10.INDEMNIFICATIONS AND GUARANTEES

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

11. REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company’s common stock in connection with it’s the Overstock.com, Inc. 401(k) Plan (the “401(k) Plan”) than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) Plan. These shares were contributed to or otherwise acquired by participants in the 401(k) Plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) Plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At September 30, 2009, approximately 63,000 shares or $731,000 of the Company’s common stock plus interest were classified outside stockholders’ equity because of the potential rescission rights.

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

Based on the closing price of Overstock common stock of $14.67 at September 30, 2009, the Company anticipates that of the $731,000 of affected stock outstanding as of September 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $137,000 of the stock.

12. STOCK AND DEBT REPURCHASE PROGRAM

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

13. STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted stock units and performance share awards.

Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Stock options	$581	$482	$2,327	$1,715
Restricted stock units	372	617	1,022	1,748
Performance shares	—	—	300	—

Total stock-based compensation expense	$953	$1,099	$3,649	$3,463

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

Stock options outstanding totaled 974,000 and 724,000 options at December 31, 2008 and September 30, 2009, respectively.

Restricted stock units

During the nine month period ended September 30, 2009, the Compensation Committee of the Board of Directors approved grants of 366,700 restricted stock units to officers and employees of the Company The cost of restricted stock units is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized on a straight line basis. The weighted average grant date fair value of restricted stock units granted during the three and nine month periods ended September 30, 2009 was $13.54 and $10.13 per stock unit, respectively.

The following table summarizes the Company’s restricted stock unit activity for the nine month period ended September 30, 2009 (in thousands):

Number of Units
Outstanding at December 31, 2008	449
Units granted	367
Units vested	(110)
Units forfeited	(65)
Outstanding at September 30, 2009	641

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

14. BUSINESS SEGMENTS

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

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment partner	Total	Direct	Fulfillment partner	Total
2008 (Restated)
Revenue, net	$34,079	$151,928	$186,007	$125,447	$450,562	$576,009
Cost of goods sold	30,541	122,053	152,594	109,994	363,756	473,750

Gross profit	$3,538	$29,875	$33,413	$15,453	$86,806	$102,259
Operating expenses			(36,419)			(115,395)
Other income (expense), net			2,606			2,815

Net loss			$(400)			$(10,321)

2009 (Restated)
Revenue, net	$32,281	$161,502	$193,783	$95,848	$458,562	$554,410
Cost of goods sold	28,471	128,000	156,471	82,401	362,279	444,680

Gross profit	$3,810	$33,502	$37,312	$13,447	$96,283	$109,730
Operating expenses			(38,009)			(115,151)
Other income (expense), net			(669)			441

Net loss			$(1,366)			$(4,980)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and internal customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third-party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs and fulfillment costs, credit card fees and internal customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented.

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

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we would restate our consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

The effect of the adjustments on the Consolidated Results of Operations for the three and nine months ended September 30, 2008 is to decrease net loss attributable to common shares by $1.2 million and $3.3 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and nine months ended September 30, 2008 is to decrease loss per common share by $0.05 and $0.15, respectively.

The effect of the adjustments on the Consolidated Results of Operations for the three and nine months ended September 30, 2009 is to increase net loss attributable to common shares by $592,000 and $2.5 million, respectively. The effect of the adjustments on loss per common share from continuing operations for the three and nine months ended September 30, 2009 is to increase loss per common share by $0.03 and $0.11, respectively.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities (specifically, the allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory);

•	internal use software and website development (acquired and developed internally);

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill;

•	stock-based compensation; and

•	loss contingency.

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

Co-branded Credit Card

We had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. Our co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

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

We operate an online auction service as a part of our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold and recorded net. Revenue from the auctions business has been included in the fulfillment partner segment.

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

O.biz

In October 2009, we introduced O.biz, a Website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory.  Revenue generated from our O.biz website is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses of from a fulfillment partner.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We record an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008, and $157,000 at September 30, 2009.

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

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from its estimates. We are not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience.  The allowance for returns was $16.2 million at December 31, 2008, and $10.4 million at September 30, 2009.

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

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. As of December 31, 2008 and September 30, 2009, we have recorded a full valuation allowance of $86.4 million and $85.4 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

ASC Topic 740, Income Taxes, prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. We adopted ASC Topic 740 on January 1, 2007. As of the date of adoption of FIN 48, we did not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. There have been no material changes during the nine month period ended September 30, 2009.

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

The cost of restricted stock units is determined using the fair value of our shares of common stock on the date of the grant and compensation expense on a straight line basis (see Item 1 of Part I, “Financial Statements”—Note 13—“Stock-Based Awards”).

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

Accounting pronouncements issued not yet adopted

See Item 1 of Part 1, “Financial Statements” — Note 2 —“Accounting Policies” subheading “Accounting Pronouncements Issued Not Yet Adopted.”

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

Commentary—Gross Margin. Gross profit increased $3.9 million on $7.8 million of incremental revenue for the three month period ended September 30, 2009 compared to the same period of prior year, while gross margin expanded by more than 130 basis points. This improvement was largely the result of supply chain efficiencies we have initiated throughout the year, offset by lower pricing on many products. We believe there are additional cost efficiencies that can be extracted from our operational expense structure and supply chain, and we are focused on reducing those costs. However, as we do so, it is our intention to pass much of these savings on to our customers in the form of lower prices which would keep our gross margins relatively stable in the future.

Commentary—Sales and Marketing. Our efforts to increase the efficiency of our sales and marketing initiatives continued during the three month period ended September 30, 2009. We monitor the performance of all of our marketing channels, and have been aggressive in reducing expenditures in less efficient areas. Through this disciplined approach, we saw sales and marketing expense increase by 2% on a 4% increase in revenue, and marketing expense as a percentage of revenue fell to 6.3% during the three month period ended September 30, 2009 from 6.4% during the same period of 2008.

Commentary—Technology/G&A. Combined technology and G&A expenses increased 5% to $25.8 million on higher personnel and legal costs. The increase in technology expenses was primarily due to personnel costs from increased staff, offset in part due to lower depreciation expense. G&A expenses were higher due to an increase in personnel costs from increased staff. Legal costs were also higher this quarter, and we expect that trend to continue through the first half of 2010.

Commentary—Contribution (a non-GAAP financial measure) and Contribution Margin. Our primary focus this year has been growth in contribution through higher gross profit and more efficient sales and marketing efforts. During the three month period ended September 30, 2009, contribution expanded by 17% to $25.1 million, and contribution margin was 12.9%. We believe contribution margin will stabilize somewhere in the 12% to 14% range. See “Non-GAAP Financial Measures” below for the calculation of Contribution and Contribution margin.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	18.3%	16.7%	21.8%	17.3%
Fulfillment partner	81.7	83.3	78.2	82.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	16.4	14.6	19.1	14.9
Fulfillment partner	65.6	66.1	63.1	65.3
Total cost of goods sold	82.0	80.7	82.2	80.2
Gross profit	18.0	19.3	17.8	19.8
Operating expenses:
Sales and marketing	6.4	6.3	7.2	6.7
Technology	7.4	6.4	7.5	7.0
General and administrative	5.8	7.0	5.5	7.0
Restructuring	—	—	(0.1)	—
Total operating expenses	19.6	19.7	20.1	20.7
Operating loss	(1.6)	(0.4)	(2.3)	(0.9)
Interest income	0.4	—	0.5	—
Interest expense	(0.5)	(0.5)	(0.5)	(0.5)
Other income, net	1.5	0.2	0.5	0.5
Net loss	(0.2)%	(0.7)%	(1.8)%	(0.9)%

Comparison of Three and Nine month Periods Ended September 30, 2008 and 2009

Revenue

Total net revenue increased 4% from $186.0 million for the three month period ended September 30, 2008, to $193.8 million for the three month period ended September 30, 2009.

Direct revenue decreased 5% from $34.1 million in the third quarter of 2008 to $32.3 million in the third quarter of 2009, and fulfillment partner revenue increased 6% from $151.9 million to $161.5 million.

Total net revenue decreased 4% from $576.0 million for the nine month period ended September 30, 2008, to $554.4 million for the nine month period ended September 30, 2009. Direct revenue decreased 24% from $125.4 million to $95.8 million. Fulfillment partner revenue increased 2% from $450.6 million to $458.6 million for the nine month period ended September 30, 2009.

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

Gross margin increased 130 basis points, from 18.0% in the three months ended September 30, 2008 to 19.3% in the three months ended September 2009, and gross profit was $33.4 million and $37.3 million, respectively, a 12% increase. For the nine month periods ended September 30, gross margin increased from 17.8% in 2008 to 19.8% in 2009, an increase of 200 basis points, and gross profit increased from $102.3 million to $109.7 million, respectively, a 7% increase.

The 130 basis point improvement for the three month period ended September 30, 2009 was primarily the result of supply chain efficiencies we have initiated throughout the year, offset by lower pricing on many products.  The other factors described above had no significant impact on the change in gross profit and gross margin.

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

During our review of our partner billing system for returns, we additionally discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns, of which approximately $231,000 and $794,000 arose during the three and nine month periods ended September 30, 2009, respectively. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

Gross margins for the past three quarterly periods and fiscal year ending 2008 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009	Q2 2009	Q3 2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	13.5%	12.5%	10.4%	8.8%	11.4%	12.9%	18.0%	11.8%
Fulfillment Partner	18.4%	19.7%	19.7%	18.3%	19.0%	21.0%	21.3%	20.7%
Combined	17.2%	18.2%	18.0%	16.5%	17.4%	19.5%	20.7%	19.3%

Cost of goods sold includes stock-based compensation expense of $49,000 and $39,000 for the three month periods ended September 30, 2008 and 2009, respectively. Stock-based compensation included in Costs of goods sold totaled $155,000 and $123,000 for the nine month periods ended September 30, 2008 and 2009, respectively.

Direct Gross Margin—Gross profit for our direct business increased 8% from $3.5 million during the three month period ended September 30, 2008 to $3.8 million for the same period in 2009, and gross margin increased from 10.4% to 11.8%. For the nine month periods ended September 30, gross profit decreased 13% from $15.5 million in 2008 to gross profit of $13.4 million in 2009, and gross margin increased from 12.3% to 14.0%.

Fulfillment Partner Gross Margin—Our fulfillment partner business generated gross profit of $29.9 million and $33.5 million for the three month periods ended September 30, 2008 and 2009, respectively, an increase of 12%, and gross margin increased from 19.7% to 20.7%. Gross profit increased 11% from $86.8 million during the nine month period ended September 30, 2008 to $96.3 million of gross profit generated during the nine month period ended September 30, 2009, and gross margin increased from 19.3% in 2008 to 21.0% in 2009.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2008		2009		2008		2009
	(Restated)		(Restated)		(Restated)		(Restated)
Total net revenue	$186,007	100.0%	$193,783	100.0%	$576,009	100.0%	$554,410	100.0%
Cost of goods sold
Product costs and other cost of goods sold	142,005	76.3%	145,943	75.3%	440,758	76.5%	413,406	74.6%
Fulfillment costs	10,589	5.7%	10,528	5.4%	32,992	5.7%	31,274	5.6%
Total cost of goods sold	152,594	82.0%	156,471	80.7%	473,750	82.2%	444,680	80.2%
Gross profit	$33,413	18.0%	$37,312	19.3%	$102,259	17.8%	$109,730	19.8%

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

Sales and marketing expenses totaled $11.9 million and $12.2 million for the three month periods ended September 30, 2008 and 2009, respectively, representing 6.4% and 6.3% of total net revenue for those respective periods. For the nine month periods ended September 30, 2008 and 2009, sales and marketing expenses decreased 10% from $41.2 million in 2008 to $37.0 million in 2009, representing 7.2% and 6.7% of total net revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending in 2009.

Sales and marketing expenses also include stock-based compensation expense of $86,000 and $155,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, sales and marketing expenses included stock-based compensation of $270,000 and $458,000, respectively.

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

Technology expenses totaled $13.8 million and $12.5 million for the three month periods ended September 30, 2008 and 2009, representing 7.4% and 6.4% of revenue for those periods, respectively. Comparing the three month period ended September 30, 2008 to the same period in 2009, technology expenses decreased 9% primarily due to decreased depreciation expense of approximately $2.5 million related technology equipment and software development. This was partially offset by an increase in compensation of approximately $1.5 million related to an increase in technology staff.

For the nine month periods ended September 30, 2008 and 2009, technology expenses totaled $43.3 million and $38.8 million, respectively representing 7.5% and 7.0% of total revenue for those respective periods. The 10% decrease is primarily due to a $10.3 million decrease in expenses related to depreciation of technology equipment and software development and the expiration of an operating lease in Q2 of 2008 which was not renewed. This was partially offset by an increase in compensation of approximately $5.0 million related to an increase in technology staff.

Technology expenses include stock-based compensation expense of $216,000 and $232,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, technology expenses included stock-based compensation of $682,000 and $703,000, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $10.7 million and $13.3 million for the three month periods ended September 30, 2008 and 2009, respectively, representing approximately 5.8% and 7.0% of total net revenue for those respective periods. The $2.6 million increase in G&A expenses is primarily due to an increase in compensation expense of approximately $1.9 million related to an increase in general and administrative staff and legal expense of approximately $1.6 million. However, the increase in legal expense for the three months ended September 30, 2009 was offset by $683,000 received from the settlement of legal matters.

For the nine month periods ended September 30, 2008 and 2009, G&A expenses totaled $31.1 million and $39.4 million, representing 5.5% and 7.0% of total revenue for both periods, respectively. The $8.3 million increase in G&A expenses, is primarily due to an increase in compensation expense of approximately $5.9 million related to an increase in general and administrative staff, which includes $1.25 million related to the termination of a consulting arrangement with Icent LLC. Icent LLC’s chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009.

This increase in G&A expenses is also related to additional facilities costs relating to the lease of a new customer service center, increased moving related expenses and an increase of legal expenses of approximately $2.0 million during the nine month period ended September 30, 2009 compared to the same period in 2008. However, the increase in legal expense for nine months ended September 30, 2009 was offset by $1.9 million received from the settlement of legal matters.

General and administrative expenses include stock-based compensation expense of approximately $602,000 and $673,000 for the three month periods ended September 30, 2008 and 2009, respectively. For the nine month periods ended September 30, 2008 and 2009, G&A included stock-based compensation expense of $2.5 million and $2.2 million, respectively.

Restructuring. During the nine months ended September 30, 2009, we revised or estimate of sublease income (see Item 1 of Part I, “Financial Statements”—Note 4—“Restructuring Expense”).

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Cost of goods sold - direct	$337	$313	$1,347	$960
Sales and marketing	—	—	—	—
Technology	5,253	2,529	16,809	8,577
General and administrative	17	167	42	505
Total depreciation and amortization, including internal-use software and website development	$5,607	$3,009	$18,198	$10,042

Non-operating income (expense)

Interest income and interest expense. Interest income is primarily derived from the investment of our cash in short-term investments. Comparing the three and nine month periods ended September 30, 2008 to the same periods in 2009, the decrease in interest income is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel subsidiary (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”). Interest expense is largely related to interest incurred on our Senior Notes, and to a lesser extent our capital lease obligations. Interest expense for the three month periods ended September 30, 2008 and 2009 totaled $907,000 and $977,000, respectively. For the nine month periods ended September 30, 2008 and 2009, interest expense totaled $2.7 million for each period.

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

Income taxes

For the nine month periods ended September 30, 2008 and 2009, we incurred net losses, and consequently incurred insignificant amounts of federal, state and foreign income taxes. As of December 31, 2008 and September 30, 2009, we had federal net operating loss carry forwards of approximately $166.1 million and $171.9 million, respectively, and state net operating loss carry forwards of approximately $145.8 million and $151.6 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses (“NOL’s”), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 (Restated)	$185,729	$174,898	193,783	N/A
2008 (Restated)	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516
2006	179,783	159,717	158,230	282,407

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At September 30, 2009, our cash and cash equivalents balance was $75.0 million.

Cash flow information is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Cash provided by (used in):
Operating activities	$(322)	$12,026	$(41,030)	$(20,259)
Investing activities	(5,447)	(2,486)	5,337	4,143
Financing activities	(7,455)	(194)	(22,327)	(5,350)

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

For the three month periods ended September 30, 2008 and 2009, our operating activities resulted in net cash outflows of $322,000 and net cash inflows of $12.0 million, respectively.

The $12.0 million of net cash provided by operating activities during the three month period ended September 30, 2009 was primarily due to increases in accounts payable of $9.3 million due to increased unpaid purchases of inventory related to both increased fulfillment partner sales at the end of the third quarter and increased purchases of core inventory to meet anticipated increased fourth quarter holiday sales. A $4.3 million increase in accrued liabilities also contributed to this increase in cash provided by operating activities and related to an increased bonus accrual and to an increased legal expense accrual. The increase in cash provided by operations related to the increase of accounts payable and accrued liabilities was partially offset by purchases of $5.9 million of core inventory in excess of sales of core inventory in the third quarter and $1.7 million of increased prepayments made in the third quarter to secure inventory to be delivered in the fourth quarter to support anticipated holiday sales.

The cash flows used in operations of $322,000 during the three months end September 30, 2008 were primarily due to purchases of inventory exceeding sales of inventory by $2.2 million and $1.9 million related to prepayments of inventory in the third quarter to meet increased fourth quarter holiday sales. These cash outflows were partially offset by an increase of accounts payable related to fulfillment partner sales and purchases of inventory at the end of the third quarter.

For the nine month periods ended September 30, 2008 and 2009, operating activities used $41.0 million and $20.3 million of cash, respectively.

For the nine month period ended September 30, 2009, the $20.3 million of net cash used in operating activities was primarily due to the higher seasonal payments made early each year on accounts payable of $24.3 million.

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

The amount of cash used in operating activities for the nine month period ended September 30, 2009 was partially offset by changes in accrued liabilities of $1.4 million due to increased bonus and legal expense accruals at the end of the third quarter of 2009 compared to the same period of 2008.

For the nine month period ended September 30, 2008, the net cash used in operating activities of $41.0 million was primarily due to higher seasonal payments early in the year on accounts payable and accrued liabilities of $38.2 million and $8.4 million, respectively. This was offset by operating cash inflows from payments on accounts receivable and sales of inventory exceeding the purchases of inventory by $1.1 million and $3.9 million, respectively.

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

Investing activities for the nine month period ended September 30, 2009 provided net cash of $4.1 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel (see Item 1 of Part I, “Financial Statements”—Note 5—“Acquisition and Subsequent Discontinued Operations”), partially offset by capital expenditures of $6.0 million.

During the first nine months of 2008 we spent $15.3 million on capital expenditures, offset by the collection of $1.5 million from a note receivable and a net $19.1 million in sales and purchases of marketable securities.

Cash used in financing activities. Financing activities resulted in net cash outflows of $7.5 million and $(194,000) for the three month periods ended September 30, 2008 and 2009, respectively. The net cash used in financing activities during the three month period ended September 30, 2009 was primarily due to payments on capital lease obligations (see Item 1 of Part I, “Financial Statements”—Note 8—“Borrowings”). Financing activities outflows of $7.5 million for the three month period ended September 30, 2008, resulted from payments of $1.5 million to purchase our stock and $6.6 million to retire our senior convertible notes, offset by a $547,000 cash inflow from the exercise of stock options.

For the nine month periods ended September 30, 2008 and 2009, financing activities resulted in net cash outflows of $22.3 million and $5.4 million, respectively. The cash used in 2009 was primarily due to the retirement of long-term debt (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”). For the nine months ended September 30, 2008, financing activities resulted in cash outflows of $22.3 million, due to $3.8 million in capital lease obligation payments, $6.6 million paid to retire our convertible senior notes and $13.5 million used to buy back stock. The financing activities outflow was offset by $1.5 million received from stock option exercises.

Redeemable common stock

In June 2009, we discovered that we had inadvertently issued 203,737 more shares of the Company’s common stock in connection with our 401(k) Plan (the “401(k) Plan”) than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) Plan. These shares were contributed to or otherwise acquired by participants in the 401(k) Plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) Plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At

September 30, 2009, approximately 63,000 shares or $731,000 of our common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, we entered into a Tolling and Standstill Agreement (the “Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to our 401(k) Plan. We entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock common stock in the Plan between July 1, 2008 and June 30, 2009.We intend to make a rescission offer to affected participants in the Plan who acquired shares of Overstock common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory matters.

Based on the closing price of Overstock common stock of $14.67 at September 30, 2009, we anticipate that of the $731,000 of affected stock outstanding as of September 30, 2009, it would be uneconomical for participants to attempt to rescind their acquisition of more than $137,000 of the stock.

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

In addition, during the third quarter of 2008, we retired $9.5 million of the Senior Notes for $6.6 million in cash at an approximate 16% yield to maturity. As a result of the Senior Notes retirements, we recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000. As of December 31, 2008, Senior Notes with a face value of $67.5 million remained outstanding. We had fully utilized the authorized $20.0 million repurchase program as of December 31, 2008.

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorized us to utilize up to $20.0 million to repurchase additional 3.75% Senior Notes. Under this repurchase program, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000, during the nine month period ended September 30, 2009 at an approximate 23% yield to maturity (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”).

Shelf registration

During 2008 we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million.

Because the 2009 unaudited interim financial statements and notes thereto for the quarterly periods ended September 30, 2009 included in the original Form 10-Q as filed with the Securities and Exchange Commission on November 30, 2009 (the “Original Filing”), have not been reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, the Original Filing is deemed deficient and not timely by the Staff of the Commission. As a consequence, the Company may be unable to use its Form S-3 registration statement.

Contractual obligations and commitments

The following table summarizes our contractual obligations as of September 30, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands) (Restated):

	Payments Due by Period
Contractual Obligations	2009 (Remainder)	2010	2011	2012	2013	Thereafter	Total

Long-term debt arrangements	$—	$—	$59,994	$—	$—	$—	$59,994
Interest on long-term debt	1,125	2,250	2,250	—	—	—	5,625
Capital lease obligations	99	646	794	116	—	—	1,655
Operating leases	2,085	8,534	8,490	7,948	7,305	14,763	49,125
Purchase obligations	15,871	712	517	—	—	—	17,100
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$19,180	$12,142	$72,045	$8,064	$7,305	$14,763	$133,499

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2009	2010	2011	2012	2013	Thereafter	Total

Letters of credit	$2,250	$—	$—	$—	$—	$—	$2,250

Total commercial commitments	$2,250	$—	$—	$—	$—	$—	$2,250

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

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in ownership). Beginning on or after December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

Under the repurchase program discussed above, we retired a total $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 for the nine month period ended September 30, 2009 (see Item 1 of Part I, “Financial Statements”—Note 12—“Stock and Debt Repurchase Program”). As of September 30, 2009, $59.4 million of the Senior Notes remain outstanding.

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

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2009	2008	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenue	$186,007	$193,783	$576,009	$554,410
Cost of goods sold	152,594	156,471	473,750	444,680

Gross profit	33,413	37,312	102,259	109,730
Less: Sales and marketing expense	11,944	12,222	41,221	36,971

Contribution	$21,469	$25,090	$61,038	$72,759

Contribution margin	11.5%	12.9%	10.6%	13.1%

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

	Three months ended September 30,
	2008	2009
	(Restated)	(Restated)
Net cash provided by (used in) operating activities	$(322)	$12,026
Expenditures for fixed assets, including internal-use software and website development	(8,809)	(2,486)
Free cash flow	$(9,131)	$9,540

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

At September 30, 2009, we had $75.0 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $750,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2009, we had a face value amount of $59.4 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At September 30, 2009, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.3 million were outstanding under our credit facilities.

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

ITEM 4.            CONTROLS AND PROCEDURES

Restatement

On January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on management’s recommendation, that we would restate our consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2009 within this Form 10-Q/A to correct the following errors:

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

Risks Related to our Financial Statements

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 to July 31, 2009	200	(1)	$13.52	—	—
August 1, 2009 to August 31, 2009	—		—	—	—
Sept 1, 2009 to September 30, 2009	—		—	—	—
Total	200	(1)		—	$—

(1) Represents shares withheld for minimum tax witholdings upon the vesting of a portion of certain restricted stock unit grants.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.            OTHER INFORMATION

Because of the dismissal of the Company’s independent registered public accounting firm on November 13, 2009 and the disagreement between the Company and the independent registered public accounting firm described herein, the unaudited 2009 financial statements included in the Original Filing were not reviewed as required by Rule 10-01(d) of Regulation S-X. Because the 2009 unaudited interim financial statements and notes thereto for the quarterly periods ended September 30, 2009 included in the original Form 10-Q as filed with the Securities and Exchange Commission on November 30, 2009 (the “Original Filing”), were not reviewed in accordance with Statement of Auditing Standards No. 100 (“SAS 100”), as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities Act of 1934, the Original Filing is deemed deficient and not timely by the Staff of the Commission. As a consequence, the Company may be unable to use its Form S-3 registration statement.

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