Form 10-K
period 2009-12-31
OVERSTOCK.COM, INC
filed 2010-03-31
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(801) 947-3100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. Yes ☒    No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2009), was approximately $108.2 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

          As of March 25, 2010 there were 22,960,613 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2010 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

EXPLANATORY NOTE

        On January 29, 2010, the Audit Committee of the Board of Directors of Overstock.com, Inc. concluded, based on the recommendation of management, that we would restate (1) our consolidated financial statements for the year ended December 31, 2008 and (2) our quarterly consolidated financial statements for all interim periods for the year ended December 31, 2008 and the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

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

  •
  Change in our accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

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

        The increase (decrease) to net income (loss) attributable to common shares of the above adjustments is as follows (in thousands):

	Three Months Ended					Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Year ended December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$927	$955	$1,248	$(1,394)	$1,736	$(1,606)	$297	$(394)
The effect of the adjustments related to accounting for certain of the Company's share-based compensation plans.	(71)	(87)	(97)	(95)	(350)	(340)	(290)	(254)
The effect of the adjustments related to customer refunds and credits.	—	—	—	(186)	(186)	9	(3)	(9)
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	221	74	51	(48)	298	48	95	55
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	—	251	(60)	5	196	(17)	(179)	(13)
The effect of the adjustments related to external audit fees.	(316)	104	29	(7)	(190)	(221)	14	32
The effect of other miscellaneous adjustments	53	14	(2)	6	71	271	(4)	(9)

Total impact of the effect of the adjustments	$814	$1,311	$1,169	$(1,719)	$1,575	$(1,856)	$(70)	$(592)

        A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Form 10-K.

        This Form 10-K amends the consolidated financial statements as of and for the year ended December 31, 2008 included in the Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed on March 5, 2009.

        Except as required to reflect the effects of the restatement for the items above, no additional modifications or updates to the 2008 financial statements or data in this filing have been made to the 2008 financial statements or data. Other information not affected by the restatement remains unchanged and reflects the disclosures made at the time of the original filing. This filing does not describe other events occurring after the original filing, including exhibits, or modify or update those disclosures affected by subsequent events. This filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this filing. Concurrent with the filing of this Form 10-K, we are filing amended quarterly reports on Form 10-Q/A for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 to restate our previously filed consolidated statements for the interim periods ended March 31, 2008 and 2009, June 30, 2008 and 2009 and September 30, 2008 and 2009.

        Accordingly, this filing only amends and restates the 2008 financial statements and data in Item 1 of Part I, Items 6,7 and 8 on Form 10-K/A for the year ended December 31, 2008, as filed on March 5, 2009, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed on March 5, 2009 is amended hereby. Additionally, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed on March 5, 2009 has been amended by the currently dated certifications of our principal executive officer and principal financial officer included in this Form 10-K. As required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, the certifications of our principal executive officer and principal financial officer, are attached to this Form 10-K as Exhibits 31.1, 31.2, 32.1 and 32.2.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

        Overstock.com and Worldstock are registered trademarks, and Worldstock.com and Club O are trademarks of Overstock.com, Inc. The Overstock.com logo and Worldstock.com logo are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation:

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

  •
  our future ability to repurchase or retire or refinance our publicly traded debt;

  •
  our expansion in international markets;

  •
  our plans to devote substantial resources to our sales and marketing teams;

  •
  our strategy to develop strategic business relationships with additional wholesalers and distributors; our belief that manufacturers will recognize us as an efficient liquidation solution;

  •
  our belief that current or future litigation or regulatory action will likely not have a material adverse effect on our business;

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

  •
  the possibility that we will relocate our corporate offices or consolidate our warehouses;

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

Introduction

        We are an online retailer offering closeout and discount brand and non-brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We sell these products through an internet website located at www.overstock.com ("Website"). We also sell books, magazines, CDs, DVDs and video games ("BMMG"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. Though our two websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for the O.biz website.

        Our company, based in Salt Lake City, Utah, was founded in 1997. We launched the Website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, sometimes limited inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We offer approximately 168,000 non books and media products in multiple departments found under the shopping tab ("Shopping Tab" or "Shopping Section") on our Website, and offer approximately 661,000 media products in the Books & Media department. We sell products primarily in the United States, with a small amount of products (less than 1% of sales) sold internationally.

        As used herein, "Overstock.com," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Industry Overview

        We deal primarily in closeout and discount merchandise. Closeout merchandise is typically available in inconsistent quantities and often is only available to consumers after it has been purchased and resold by disparate liquidation wholesalers. We believe that the traditional liquidation market is therefore characterized by fragmented supply and fragmented demand. We use the Internet to aggregate both supply and demand and create a more efficient market for liquidation merchandise. Our objective is to provide a one-stop destination for discount shopping for products and services sold through the Internet.

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

Our Business

        We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Much of the merchandise offered on our Website is from well-known, brand-name manufacturers. In the Shopping Section of our Website, we currently have approximately 661,000 BMMG products (books, magazines, CDs, DVDs, and video games) and approximately 168,000 non-BMMG products in eleven major departments. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our objective is to become the dominant Internet-based closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination.

        We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business (see Item 15 of Part IV, "Financial Statements—Note 25—Business Segments"). Virtually all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the years ended December 31, 2007, 2008, and 2009, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah (see Item 2 of Part I, "Properties"). During the year ended December 31, 2009, we fulfilled approximately 15% of our order volume through our warehouses. Our warehouses generally ship between 7,000 and 10,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,250 third parties which post approximately 161,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

        Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

        Unless otherwise indicated or required by the context, the discussion herein of our consolidated financial statements, accounting policies and related matters, pertains to the Shopping Section of our Website and our O.biz website and not necessarily to the much smaller Auctions, Cars or Real Estate sections of our Website.

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from our consignment service business is included in the fulfillment partner segment.

Auctions business

        We operate an online auction service as part of our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auction service, and for these sales, we record the revenue on a gross basis. Revenue from our auction business is included in the fulfillment partner segment.

Car listing business

        We operate an online site for listing cars for sale as a part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from our car listing business is included in the fulfillment partner segment.

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

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2009, we were selling to customers in 58 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Products

Online Products

        Our Website is organized into five main sections: Shopping, Auctions, Cars, Real Estate, and Community. The Shopping section is organized into eleven main departments: Furniture, Home & Garden, Bedding & Bath, Clothing & Shoes, Jewelry, Watches, Electronics, Sports, Books & Media, Worldstock and More.

        Each of these departments has multiple categories that more specifically define the products offered within that department. For 2007, 2008 and 2009, the percentages of gross sales contributed by similar classes of products were as follows:

Product class	2007	2008	2009
Home and garden(1)	44%	50%	53%
Jewelry, watches, clothing and accessories	25%	24%	24%
BMMG(2), electronics and computers	23%	18%	14%
Other	8%	8%	9%

Total	100%	100%	100%

(1)
Home and garden includes home décor, bedding, bath, furniture, house wares, garden, patio and other related products.

(2)
BMMG stands for "Books, Music, Movies and Games."

        The number of total products we offer has grown from less than 100 in 1999, to more than 168,000 non-BMMG products and approximately 661,000 BMMG products (books, magazines, CDs, DVDs and video games) as of December 31, 2009. As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

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

Payment Terms

        Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). However, for most sales in our fulfillment partner business, we generally receive payments from our customers before our payments to our suppliers are due.

Fulfillment for Direct Business

        During 2009, we fulfilled approximately 15% of our order volume through our leased warehouses in Salt Lake City, Utah (see Item 2 of Part I, "Properties"). Our warehouse staff generally shipped between 7,000 and 10,000 orders per day, and up to 32,000 orders per day during peak periods. We also process returns of direct and fulfillment partner merchandise in the Salt Lake City warehouses. Our warehouses store approximately 7,000 non-BMMG products offered on our Website.

Fulfillment Partner Business

        During 2009, approximately 85% of our order volume was for inventory owned and shipped by third-party fulfillment partners. We currently coordinate with approximately 1,250 fulfillment partners that collect orders through our Website. These third-party fulfillment partners perform essentially the same operations as our warehouse: order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website.

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

Customer Service

        We are committed to providing superior customer service. We staff our customer service department with dedicated in-house professionals and outsourced professionals who respond to phone,

instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry. As a result of this commitment, we maintained our #2 rank in customer service rankings among all U.S. retailers, according to rankings published in the 2010 NRF Foundation/American Express Customer Service Survey.

        Our customer service staff processes approximately 15,000 calls per week and up to approximately 32,000 calls per week during seasonal peak periods. The same staff processes approximately 10,000 e-mail messages each week and up to approximately 18,000 e-mail messages per week during seasonal peak periods, with a turnaround goal of one business day. We use automated e-mail and phone systems to route traffic to appropriate customer service representatives. The demands on our customer service staff increase significantly during peak periods, including the several weeks before and after the Christmas holiday.

Technology

        We use our internally developed Website, our O.biz website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of XO Communications, Inc., Qwest Communications International, Inc. and Verizon, Inc. to obtain connectivity to the Internet over multiple Gig-E and OC48 links. We currently store our data on several Oracle and Teradata databases using Dell and IBM computer hardware connected to multiple large scale Hitachi and EMC storage devices. Currently, we use Dell and IBM servers for our Website, which are connected to the Oracle and Teradata databases and operate in a multi-processing Linux environment designed to accommodate large volumes of Internet traffic. Currently, our primary computer infrastructure resides at our co-location facility in Salt Lake City. We also have a second data center which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

Competition

        The online liquidation services market is intensely competitive and has relatively low barriers to entry, as new competitors can launch new websites at relatively low cost. We believe that competition in the online liquidation market is based predominantly on:

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

  •
  online specialty retailers such as BlueNile and BackCountry; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, J.C. Penney Company, Inc., Sears Holding

    Corporation, Target Corporation, Best Buy Co., Inc. and Barnes and Noble, Inc., most of which also have an online presence.

        As the market for online liquidation grows, we believe that companies involved in online retail, as well as traditional retailers and liquidation brokers, will increase their efforts to develop services that compete with our online services. We also face potential competition from Internet companies not yet focused on the liquidation market, and from retail companies who are currently not yet operating online.

        Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors that could deny us access to their products. Many of them could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. New technologies and the continued enhancement of existing technologies also may increase competitive pressures on us. We cannot ensure that we will be able to compete successfully against current and future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").

Seasonality

        Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 38.5%, 30.6% and 36.8% of our annual revenue during the fourth quarter of 2007, 2008, and 2009, respectively.

Financial Information about Geographic Areas

        See Item 15 of Part IV, "Financial Statements"—Note 25—"Business Segments" for more information.

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

        See the information set forth under Item 15 of Part IV, "Financial Statements—Note 16—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Government Regulation

        Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

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

Employees

        As of December 31, 2009, we had approximately 1,300 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Executive Officers

        The following persons were executive officers of Overstock.com as of March 31, 2010:

Executive Officers	Age	Position
Patrick M. Byrne	47	Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Johnson III	44	President and Corporate Secretary
Geoffrey R. Atkinson	28	Senior Vice President, CRM & Buying
Stephen J. Chesnut	50	Senior Vice President, Finance and Risk Management
Samuel J. Peterson	34	Senior Vice President, Technology and Merchandising
Stormy D. Simon	41	Senior Vice President, Marketing and Customer Care
Stephen P. Tryon	48	Senior Vice President, Supply Chain and Human Capital Management

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

        Mr. Jonathan E. Johnson III joined Overstock.com in September 2002 and currently serves as our President and Corporate Secretary. He has served as our General Counsel and as our Vice President, Strategic Projects, and Senior Vice President, Corporate Affairs and Legal. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Justice Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Mr. Geoffrey R. Atkinson currently serves as our Senior Vice President, CRM & Buying. Since joining the Company in 2005, Mr. Atkinson has worked primarily on marketing and customer retention. Mr. Atkinson has previously served as Senior Vice President of Marketing and Vice President of Tactical Marketing. Before joining Overstock.com, Mr. Atkinson worked in marketing and branding at Smith Sport Optics, a manufacturer of sunglasses and goggles for sports and leisure, in Sun Valley, Idaho. Mr. Atkinson holds a Bachelor of Arts Degree in Sociology from Dartmouth College.

        Mr. Stephen J. Chesnut was appointed Senior Vice President, Finance, effective January 5, 2009. Effective February 2, 2010, Mr. Chesnut was appointed Senior Vice President, Finance and Risk Management. From August 2007 to August 2008, Mr. Chesnut served as Vice President, Strategy/Market Development/Sales for HD Supply, Inc., a privately-held wholesale distribution company based in Atlanta, Georgia. From December 1998 to August 2007, Mr. Chesnut served in a variety of capacities for The Home Depot or its subsidiaries, including Director, Business Development for HD

Supply (prior to its sale by Home Depot); Director, Finance and Chief Financial Officer for Home Depot Supply; Director, New Concept Development; and Director, Strategic Planning. Prior to joining The Home Depot from 1986 to 1998, Mr. Chesnut served in a variety of operational, planning and financial positions for Target Stores Inc. Mr. Chesnut holds a Bachelor's of Science Degree in Accounting and Business Management from Southern Utah University and a Master of Business Administration Degree, Finance and Strategic Planning, from Brigham Young University.

        Mr. Samuel J. Peterson currently serves as our Senior Vice President, Technology and Merchandising. Mr. Peterson previously served as the Vice President, Software Development from early 2005, and was appointed as Director, Network and Systems Engineering in 2003.

        Ms. Stormy D. Simon currently serves as our Senior Vice President, Marketing and Customer Care. Ms. Simon previously served as our Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Supply Chain and Human Capital Management, with primary responsibility for logistics and supervision of the Company's warehouse operations, and most recently, managing the Company's training and human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr. Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

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

        General economic conditions may adversely affect our financial performance. In the United States, changes in interest rates, changes in fuel and other energy costs, weakness in the housing market, inflation or deflation or expectations of either inflation or deflation, higher levels of unemployment, unavailability or limitations of consumer credit, higher consumer debt levels or efforts by consumers to reduce debt levels, higher tax rates and other changes in tax laws, overall economic slowdown, changes in consumer desires affecting demand for the products and services we sell and other economic factors could adversely affect consumer demand for the products and services we sell, change the mix of products we sell to a mix with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase goods, a condition that can result in an increase in the cost to us of the goods we sell to our customers.

Decreases in discretionary consumer spending may have an adverse effect on us.

        A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. A continued slowdown in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

        We have a history of losses and we may incur operating and net losses in the foreseeable future. We incurred a net loss of $11 million for the year ended December 31, 2008. As of December 31, 2009, our accumulated deficit was $256 million. We need to generate significant revenues to achieve or maintain profitability, and we may not be able to do so. Although we had a net income attributed to common shares of $7.7 million in 2009, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, operating results and financial condition could fall below the expectations of public market analysts and investors.

        We will continue to incur significant operating expenses and capital expenditures to:

  •
  further enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  continue to expand our customer service capabilities to better serve our customers' needs;

  •
  expand or modify our product offerings;

  •
  build out and occupy warehouse and office space;

  •
  increase our general and administrative functions to support our operations; and

  •
  maintain or increase our sales, branding and marketing activities, including maintaining existing or entering into new online marketing or marketing analytics arrangements, and continuing or increasing our national television and radio advertising, direct mail and/or other marketing campaigns.

        Because we will incur many of these expenses before we receive any revenues from our improvement and enhancement efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to reduce spending quickly or at all if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, operating results and financial condition. In addition, we may find that these efforts are more expensive than we anticipate, which would adversely affect our profitability. Also, the timing of these expenses may contribute to fluctuations in our quarterly operating results.

We have identified material weaknesses in our internal control over financial reporting.

        We are required to make an assessment of the effectiveness of our internal control over financial reporting. Our management concluded, and the Audit Committee of the Board of Directors agreed with management's conclusions, that the following control failures constitute material weaknesses in the Company's internal control over financial reporting as of December 31, 2009 (see Item 9A of Part II, "Controls and Procedures"):

  •
  We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of significant transactions that resulted in misapplications of GAAP.

  •
  Information technology program change and program development controls were inadequately designed to prevent changes in our accounting systems which led to the failure to appropriately capture and accurately process data.

        The Public Company Accounting Oversight Board (United States) ("PCAOB"), defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

        If we are unable to correct the identified deficiencies in our internal control in a timely manner, or if we identify other material weaknesses or deficiencies in the future, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC could be adversely affected. This failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to investigations and penalties, and adversely impact our business and financial condition.

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

        As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements and more complex accounting rules. Compliance with these and other new requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, sales returns allowance, impairment of long-lived assets and warehouse closing costs, inventories, income taxes, unclaimed property laws and litigation, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

        We maintain the majority of our cash, cash equivalents and short-term investments in accounts with major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions may generally exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

If we fail to accurately forecast our expenses and revenues, our business, operating results and financial condition may suffer and the price of our securities may decline.

        Our limited operating history and the rapidly evolving nature of our industry make forecasting operating results difficult. Since 2005, we have completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business, and we are continuing the work to upgrade and further expand these and other components of our infrastructure. We have experienced difficulties with the implementation of various aspects of the upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of these expenditures, our ability to reduce spending if our revenues are lower than we project is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, operating results and financial condition and cause our results of operation to fall below the expectations of public market analysts and investors.

The seasonality of our business places increased strain on our operations.

        A disproportionate amount of our sales normally occur during our fourth quarter. If we do not stock or restock popular products in sufficient amounts to meet customer demand, this could significantly affect our revenue and our future growth. If we liquidate products, as we have in the past, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Website within a short period of time due to increased holiday demand, we may experience system interruptions that make our Website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during these peak periods and delivery and other fulfillment companies and customer service co-sourcers may be unable to meet the seasonal demand.

We depend on our relationships with independent fulfillment partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

        At December 31, 2009, we had relationships with approximately 1,250 independent fulfillment partners whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for approximately 96% of the non-BMMG products available on our Website. We may expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and customers may not shop at or purchase from our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet or on sites like ours. If we are unable to maintain our existing or build new fulfillment partner relationships or if product manufacturers refuse or restrict sale of their products via the Internet, or though sites like ours, our business and prospects would suffer severely.

        In general, we agree to offer the fulfillment partners' products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Website, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties' products, we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

        We do not have any long-term agreements with any of these fulfillment partners. Our agreements with fulfillment partners are terminable at will by either party immediately upon notice.

We rely on our relationships with manufacturers, retailers and other suppliers to obtain sufficient quantities of quality merchandise on acceptable terms. If we fail to maintain our supplier relationships on acceptable terms, our sales and profitability could suffer.

        We do not have contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices and may be terminated by either party at any time. Our current suppliers may not continue to sell their excess inventory to us on current terms or at all and we may not be able to establish new supply relationships. For example, it is difficult for us to maintain high levels of product quality and selection because none of the manufacturers, suppliers and liquidation wholesalers from whom we purchase products on a purchase order by purchase order basis have a continuing obligation to provide us with merchandise at historical levels or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their respective inventory to other traditional or online merchandise liquidators or retailers, which could in turn limit the selection of products available on our Website. If we are unable to develop and maintain relationships with suppliers that will allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, prospects, results of operation and financial condition.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

        The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers' failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

        Our customers count on us to provide them with safe products. Concerns regarding the safety of products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance.

We depend upon third-party delivery services to deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

        We rely upon multiple third parties for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers' satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. Changing carriers, or absence of carrier availability could have a negative effect on our business, prospects, operating results and financial condition. Potential adverse consequences effecting customer satisfaction include:

  •
  reduced visibility and accuracy of order status and package tracking;

  •
  delays in order processing and product delivery;

  •
  increased delivery costs, resulting in reduced profit margins; and

  •
  reduced shipment quality, which may result in delivery of damaged products.

We depend upon our credit card processor and payment card association.

        Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processor to process the sales transactions and remit the proceeds to us. The credit card processor has the right to withhold funds otherwise payable to us to establish a reserve based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers' credit cards, and has done so from time to time in the past. The credit card processor may establish, increase or decrease the amount of any reserve at any time. Any increase in the amount of the reserve established by the processor would have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition.

        We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and operating results could be adversely affected.

A significant number of merchandise returns could harm our business, financial condition and results of operations.

        We generally allow our customers to return products, subject to our returns policies. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our pricing strategy may not meet customers' price expectations or result in net income.

        Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts may reduce our margins. In addition, our competitors' pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies. If we fail to meet our customers' price expectations in any given period, or if our competitors decide to engage in aggressive pricing strategies, our business and results of operations would suffer.

If the products that we offer on our Website do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers' and retailers' excess inventory, we have limited control over some of the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, results of operations and financial condition.

We face risks relating to our inventory.

        For our direct business, we purchase the merchandise that we sell on our Website. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for products that we purchase directly. These risks are especially significant because some of the merchandise we sell on our Website is characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics) and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase. Subject to our returns policies, we accept returns of products sold through our fulfillment partners and we have the risk of reselling the returned products.

        In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than the price we pay for it. To the extent that we rely on purchased inventory, our success will depend on our ability to liquidate our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and the shrinkage resulting from theft, loss and misrecording of inventory. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

        We purchase some of our inventory from foreign markets and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign vendors may require us to pay higher prices for products, which could negatively affect our profit margins.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

        We have expanded, contracted and otherwise modified our warehouse and customer service operations in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may be unable to adequately staff our fulfillment and customer service centers. In addition, we rely on a limited number of companies to deliver inventory to us and to ship orders to our customers. If we are not able to negotiate acceptable terms with these companies, or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, including Patrick M. Byrne, our Chief Executive

Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason, including without limitation, illness or call to military service, or loss to competitors as a result of compensation differentials or other reasons, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure you that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our revenues, business, prospects, financial condition and results of operations.

We have an evolving business model.

        Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings and in some cases, we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

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

        To the extent we generate international sales and transactions in the future, any negative impact on our international operations could negatively impact our business. In particular, gains and losses on the conversion of foreign payments into United States dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as the U.S. Foreign Corrupt Practices Act, could negatively impact our business.

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

        Further, many of the parties with which we may have online-advertising arrangements could provide advertising services for other online or traditional retailers and merchandise liquidators. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these relationships by these third parties. Further, in the past we have terminated our relationships with third party internet advertising affiliates in certain states as a result of efforts by those states to require us to collect sales taxes based on the presence of those third party internet advertising affiliates in those states, and we are likely do so again in the future if necessary. Without these relationships, our revenues, business, prospects, financial condition and results of operations could suffer.

We may not be able to compete successfully against existing or future competitors.

        The online liquidation services market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.; and

  •
  online specialty retailers such as BlueNile and BackCountry; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, J.C. Penny Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc., and Barnes and Noble, Inc., most of which also have an online presence.

We compete with liquidation "brokers" and retailers and online marketplaces such as eBay, Inc.

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

        Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics, and Ltd., Ross Stores, Inc., respectively. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com.

        Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers and liquidation e-tailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against current or future competitors.

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

        We use internally developed systems for our Website and certain aspects of transaction processing, including personalization databases utilized for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. If the volume of traffic on our Website or the number of purchases made by customers increases substantially, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, delayed page presentation, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

        Our transaction processing systems and network infrastructure may be unable to accommodate increases in traffic in the future. We may be unable to project accurately the rate or timing of traffic increases or successfully upgrade our systems and infrastructure to accommodate future traffic levels on our Website. In addition, we may be unable to upgrade and expand our transaction processing systems in an effective and timely manner or to integrate any newly developed or purchased functionality with our existing systems. For example, in the past we have experienced difficulties with our implementation of infrastructure upgrades, which resulted in our inability to upload new products to our Website for a period of time. Any such difficulties with our transaction processing systems or other difficulties upgrading, expanding or integrating various aspects of our systems may cause unanticipated system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or delays in reporting accurate financial information.

If the facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition will be harmed.

        If the facility where substantially all of our computer and communications hardware is located fails, our business, results of operations and financial condition will be harmed.

        Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located less than six miles from the co-location facility. In the event of an earthquake or major local disaster, both our primary and back-up sites could be affected. Although we have designed our back-up system in an effort to minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is designed to support sales at a level slightly above our average daily sales, but is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for losses that could occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

        To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. We may face material delays in introducing new services, products and enhancements. If this happens, our customers may forego the use of our Website and use those of our competitors. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing Website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers' orders and payments could harm our business, prospects, financial condition and results of operations.

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

        We have begun to sell products internationally and consequently we are subject to risks of doing business internationally as related to our intellectual property, including:

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

We are involved in substantial litigation.

        From time to time we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages or equitable remedies. In addition, we have in the past been, are now, and in the future may be, involved in substantial litigation in which we are the plaintiff, including litigation regarding the constitutionality of certain state tax laws, and the prime broker litigation described below. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our financial position, results of operations cash flow or business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

Our prime broker litigation may have an adverse effect on our business and financial condition.

        In February 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint articulating in greater detail the allegations against the defendants. The use of management's time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from pursuing the litigation, our business, prospects, financial condition and results of operation may suffer..

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

        We rely on encryption and authentication technology licensed from third parties as well internally developed technology to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that advances in computer capabilities internet technology, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

We have significant indebtedness.

        As a result of the sale of our 3.75% Convertible Senior Notes (the "Senior Notes") in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. As of December 31, 2009, a face amount of $60.0 million of the Senior Notes remained outstanding. The degree to which we are leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Although only half of the Senior Notes we originally issued remain outstanding, the remaining face amount of $60.0 million principal obligation is a significant amount, and we will have to refinance any portion of the amount due December 1, 2011 that we are unable to repay with proceeds from operations. If we fail to comply with our debt covenants, we will be in default.

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

We remain subject to an investigation by the Securities and Exchange Commission.

        As previously announced, we have received a notice from the Securities and Exchange Commission ("SEC") stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. We have been cooperating and intend to continue to cooperate fully with the investigation. However, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position or cash flow.

We remain subject to an investigation by District Attorneys in California.

        As previously announced, in April 2008, we received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way we advertise products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requested a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. We have responded to the subpoena. In January 2010 attorneys for the Company received correspondence from the Office of the District Attorney of County of Santa Clara in which the respective offices of the various district attorneys have made a collective proposal to resolve the dispute by the Company's payment of $8,500,000 in penalties and reimbursement. The Company disagrees with the proposal and continues to discuss this matter with the authorities involved. We believe that we follow industry advertising practices and intend to continue to cooperate with the investigation. However, an unfavorable resolution of this matter could materially affect our business, results of operations, financial position or cash flow.

Risks Relating to our Auctions Site Business

Our auctions business is a developing business.

        Our auctions business began operation in September 2004. The online auctions business is a business in development, and we cannot ensure that our online auctions business will succeed. Our auctions business exposes us to additional risks, including legal and regulatory risks, and requires us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we have.

Our auctions business may be subject to a variety of regulatory requirements.

        Many states and other jurisdictions, including Utah, where our company is located, have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions. Although the vast majority of these regulations contemplated only traditional auctions, not online auctions, the potential application of these types of regulations to online auction sites is not clear. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, certain states have laws or regulations that do expressly apply to online auction site services. Although we do not expect these laws to have a significant effect on our auction site business, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit the listing of certain items in certain locations, or make other changes that may adversely affect our auctions business.

Current and future laws could affect our auctions business.

        Like our shopping site business, our auction site business is subject to many of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our auction site business may be affected by other laws and regulations, such as those that expressly apply to online auction site services. Further, because of the wide range of items that users of our auctions service may choose to list on the site, a variety of additional laws and regulations may apply to transactions between users of our site, such as those requiring a license to sell or purchase certain items or mandating particular disclosures in connection with an offer or sale of an item. Periodically, states have targeted online auction business as sites used for disposal of stolen, or past-date merchandise, like expired baby formula, and have cited these concerns in proposing legislation to broadly prohibit the sale of many types of items through internet auction and imposing onerous recordkeeping requirements, without similar application of these laws to traditional retail establishments, online or printed classified advertising publications, or other types of sales list services. To the extent that such current or future laws or regulations prevent or inhibit users from selling items on our auction site, or to the extent these laws discriminate against internet auctions or apply in a discriminatory fashion, they could harm our business.

Our business may be harmed if our auctions business is used for unlawful transactions.

        The law regarding the potential liability of an online auction service for the activities of its users is not clear. We prohibit the listing of numerous categories of items in an effort to reduce the possibility that users of our auction site will engage in an unlawful transaction. However, we cannot assure that users of the site will comply with all laws and regulations applicable to them and their transactions, and we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by them. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions using our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our auctions business and disputes between users of our auctions business may harm our business.

        We have periodically received complaints from users alleging that they have not received the purchase price or the goods they expected to receive and that, in some cases, users have been arrested and convicted for engaging in fraudulent activities using those companies' auction sites. We do not have the ability to require users of our services to fulfill their obligations to make payments or to deliver items. We periodically receive complaints from buyers about the quality or authenticity of the items they purchase, requests for reimbursement of amounts paid, and communications threatening or commencing legal actions against us or our users which may negatively impact our business.

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

Risks Relating to our Cars Site and Real Estate Businesses

Our cars site and real estate businesses are relatively new businesses that may not succeed.

        Our car listing site and real estate listing businesses began operation in December 2006 and August 2008, respectively. The listing sites are listing services for automobile and real estate sellers. The online car listing service and real estate listing service are relatively new businesses for us. We cannot ensure that our expansion into these businesses will succeed. Our entry into these businesses will require us to devote substantial financial, technical, managerial and other resources to this car listing and real estate listing sites. It also exposes us to additional risks, including legal and regulatory risks, and it requires us to compete with established businesses having substantially greater experience in the online car listing and real estate listing service businesses and substantially greater resources than we have.

Our car listing and real estate listing businesses may be subject to a variety of regulatory requirements.

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and real estate agents and public advertisement for car and real estate sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and real estate listing for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to online car listing service and real estate listing providers is not clear. Although we do not expect these laws to have a significant effect on our listing businesses, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our businesses that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car and real estate listing businesses.

Current and future laws could affect our car and real estate listing businesses.

        Like our shopping business, our car and real estate listing services are subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car and real estate listing services may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles and real estate for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car and real estate listing sites, they could harm our business.

Our business may be harmed if our car and real estate listing sites are used for unlawful transactions.

        The law regarding the potential liability of an online listing service for automobile sales and real estate is not clear. The platforms of the listing services are accessible to subscribers who have the ability to feature their cars and real estate listings for sale and supply the descriptions of the vehicles and properties, including the general condition of the vehicle or property and other important information. We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot rule out the possibility that users of our car and real estate listing sites will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions using our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our car and real estate listing sites and disputes between users of our car and real estate listing sites may harm our business.

        We are aware that other companies operating online car and real estate listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. With any online listing service there is the possibility that sellers may attempt to employ "bait and switch" techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle or different property once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles and real estate without accurate descriptions of the condition of the vehicles or real estate. We have occasionally received complaints of this nature regarding both our car and real estate listing services. In response to serious or repeat complaints concerning a car or real estate dealer, we may take action to prohibit such persons from listing inventory, but we do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting "bait and switch" or other prohibited seller tactics. We are aware that other companies providing similar services periodically are threatened or by or subject to legal actions against the listing service for damages because of user conduct. We may encounter similar legal actions in connection with our cars and real estate listing businesses, which may harm our business or reputation among consumers.

Risks Relating to our Community Site

Our community site business is a new business

        Our Community site began operation in February 2006 with the introduction of Omuse, an Overstock supported, collaborative writing platform. Omuse allows Community site users to read about and or write "guides" about a universe of subjects in which they may have a particular expertise or interest. The Community site is also expected to have services intended to establish user forum participation, provide customers access to recent news about Overstock and allow users the opportunity to participate in forum reading and writing, to create weblogs or post comments to the weblogs or "blogs" of other site users, or in our Omuse collaborative writing platform. Presently Omuse is the only operating platform on the Community site. We cannot ensure that our expansion into this business will succeed. It is a business which allows persons to contribute content within certain guidelines and subject to terms and conditions. We cannot assure that our community users will abide by these terms and conditions, or that we will be able to interdict or remove inappropriate or infringing material. Our entry into this business will require us to devote substantial financial, technical, managerial and other resources to this site. It is uncertain whether we will benefit financially from the Community site. The Community site will also expose us to additional risks, including legal and regulatory risks, including, but not limited to, legal actions for possible intellectual property infringement, and claims for libel. Additionally, our entry into the Community site service will require us to compete with established businesses having substantially greater experience in the Community site service business and which have substantially greater resources than we have.

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

        In order for the e-commerce market to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach of our e-commerce security systems could cause customers to lose confidence in the security of our Website and choose not to purchase from our Website. Likewise, if there is a breach of e-commerce security systems operated by another large e-commerce retailer, whether or not the breach affected the systems we operate such a breach could cause could also cause our customers to lose confidence in the security of our site as well. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations. Similar activities targeting other large e-commerce sites, if successful, could similarly cause serious disruption to our operations and business.

Credit card fraud could adversely affect our business.

        We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit percentage. We have implemented technology to help us detect and reject the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, results of operation or financial condition. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

        We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Utah. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. We challenged the constitutionality of a New York state law which requires internet retailers to collect and remit New York sales taxes on their New York sales who have no physical presence or "tax nexus" in New York, if the retailer uses the services of New York based internet advertisers. The trial court dismissed our challenge, and we are appealing the dismissal. As a result of the enactment of the New York law, we terminated our relationship with New York based advertising affiliates. The states of Rhode Island and North Carolina have passed similar internet affiliate advertizing statutes, and in those states we have terminated our use of locally based internet advertisers. Several other states currently have similar tax proposals under consideration. If such laws survive constitutional challenge, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law. At least one state, Ohio, asserts that we should pay a commercial activity tax because we sell merchandise in Ohio, though we have no physical presence there. We challenged in Ohio state court the constitutionality of the commercial activity tax; however, the court declined the case for the reason that it was not a ripe controversy, whereupon the state of Ohio assessed us $612,784 in taxes, interest, and penalties, which assessment we are now contesting through administrative procedures. We believe the assessment to be wrong and will vigorously contest the assessment. If Ohio is successful and its assessment withstands constitutional challenge in both administratively and in court appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

        The State of Colorado recently passed a law requiring remote vendors to notify Colorado purchasers of their obligation to pay Colorado use tax on their purchases. The implementing regulations require a detailed, specific notice on the purchase invoice, and the law requires vendors to notify Colorado purchasers annually by U.S. mail of all their annual purchases, and provide to the State of Colorado the same information in the first quarter of the year for previous year's purchases. Other states may enact legislation similar to the Colorado law. Such laws could harm our business by imposing unreasonable notice burdens upon us, or by such detailed notices, discourage customers from making purchases over the internet.

Economic pressure on states could harm our business.

        The current economic climate has resulted in a sharp decline in state revenues, and states have projected large state budget shortfalls in the years ahead. These shortfalls require state legislatures and agencies to examine the means to increase state revenues. States may increase sales and use tax rates, create new tax laws covering previously untaxed activities, or increase existing licenses or create new fees all of which may directly or indirectly harm our business. Similarly, administrative agencies and executive agencies may apply more rigorous enforcement efforts, take inflexible, unreasonable or unprecedented positions respecting these laws they administer, especially if the laws they administer carry monetary penalties and fines which either the state or the administrative agency may utilize to balance their budgets. To the extent that states pass additional revenue measures, or significantly increase their enforcement efforts of existing laws, these activities could directly or indirectly harm our business.

Existing or future government regulation could harm our business.

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, behavioral advertizing, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Additionally, laws governing the permissible contents of products may adversely affect us. Recently the United States Congress passed the Consumer Product Safety Improvement Act ("CPSIA"), which created more stringent safety requirements for children's products and any products containing lead paint sold within the United States. The CPSIA, not only regulates the future manufacture of items such as cribs, pacifiers, toys and children's jewelry, but applies to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold subsequent to the effective dates of the legislation, through regulatory or civil actions against us. These current and future laws and regulations could harm our business, results of operation and financial condition.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

        We are subject to increasing regulation at the federal, state and international levels relating to privacy, security, retention, transfer and use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such statutes and regulations, along with increased governmental or private enforcement, may increase the cost of growing our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. For example, the Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13. New laws affecting privacy, security, retention, transfer and use of personal user information have been passed by several jurisdictions, both domestic and foreign, including laws that require us to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Compliance with new and existing privacy and security laws is very difficult and costly, as interpretation and application of these laws evolves over time. Additional restrictions and requirements regarding data security and privacy are under nearly continuous consideration by foreign countries, Congress and various states. These data protection statutes, regulations and interpretations may further restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

Risks Relating to the Securities Markets and Ownership of Our Securities

The price of our securities may be volatile and you may lose all or a part of your investment.

        The market price of our common stock historically has been subject to significant fluctuations. These fluctuations could continue. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the market price of our securities may decline. Some of the factors that could affect the market price of our securities are as follows:

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

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

        Several of our stockholders own significant portions of our common stock. If one or more of stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of 50% or more of our outstanding shares within a three year period could adversely affect our ability to use our net operating losses to offset future taxable net income.

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

  •
  increases in the cost of fuel and transportation;

  •
  our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

  •
  offering new lines of products; and

  •
  our ability to attract users to our auctions, car listing and real estate sites.

Our operating results may fluctuate depending on the season, and such fluctuations may affect the market price of our securities.

        We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline. We generally have payment terms with our vendors that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable at December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.

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

        Several provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could discourage potential acquisition proposals and could delay or prevent a change in control of our company even if that change in control would be beneficial to our stockholders. For example, only one-third of our board of directors is elected at each of our annual meetings of stockholders, which will make it more difficult for a potential acquirer to change the management of our company, even after acquiring a majority of the shares of our common stock. These provisions, which cannot be amended without the approval of two-thirds of our stockholders, could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. In addition, our board of directors, without further stockholder approval, may issue preferred stock, with such terms as the board of directors may determine, that could have the effect of delaying or preventing a change in control of our company. The issuance of preferred stock could also adversely affect the voting powers of the holders of common stock, including the loss of voting control to others. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of our company or could impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

The price of our stock may be vulnerable to manipulation.

        We have filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. We believe that the defendants have engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock's common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock's existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation may suffer, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. The practice of "abusive naked short selling" continues to place our stock at risk for manipulative attacks by large investment pools and prime brokers. Abusive naked short selling is the practice by which short sellers place large short sell orders for shares without first borrowing the shares to be sold, or without having first adequately located such shares and arranged for a firm contract to borrow such shares prior to the delivery date set to close the sale. While selling broker dealers are by rule required to deliver shares to close a transaction by a certain date, and while purchasing broker-dealers are obligated by rule to purchase the sold quantity of shares when they are not delivered to close the sale, these rules are often ignored. Abusive naked short selling has a depressive effect on share prices when it is allowed to persist because the economic effect of abusive naked short selling is the oversupply of counterfeit stock to the market. We believe the regulations designed to address this abusive practice are both inadequately structured and inadequately enforced. Consequently, we believe that without the enactment of adequate regulations and the enforcement necessary to curb these abuses, the manipulations achieved through abusive naked short selling are likely to continue. We believe that our stock has been subject to these abusive practices by those attempting to manipulate its price downward. To the extent that our stock is subject to these practices in the future, our stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of such abuses.

Our stock has consistently been on the Regulation SHO threshold list.

        Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, our common stock has frequently appeared on the Regulation SHO threshold list for extended and sometimes continuous periods and, while we do not currently appear on the Regulation SHO threshold list, in the past our stock has been on the list for more trading days than any other company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Corporate office space

        We lease approximately 154,000 rentable square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term expiring in 2015.

Logistics and warehouse space

        We lease a combined 1,002,678 square feet for our warehouse operations in two facilities in Salt Lake City, Utah under operating leases which expire in August 2012 and February 2016.

Co-location data center

        We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center. The lease expires on May 1, 2017.

        We lease an additional 2,864 square feet for an offsite IT data center located in Salt Lake City, Utah. The lease expires on June 30, 2011.

        We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to seasonal requirements for additional warehouse and customer service space during the fourth quarter.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, "Financial Statements—Note 16—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        Our common stock is traded on the NASDAQ Global Market under the symbol "OSTK." The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2008
First Quarter	15.68	8.61
Second Quarter	28.50	11.50
Third Quarter	29.59	13.64
Fourth Quarter	20.13	6.34
Year Ended December 31, 2009
First Quarter	12.12	6.71
Second Quarter	14.14	8.94
Third Quarter	15.94	10.39
Fourth Quarter	17.99	12.66

 STOCK PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2004 through December 31, 2009 for Overstock.com, Inc., NASDAQ Market Index—U.S. and the Hemscott Internet Software and Services Index. It also includes the NASDAQ Market Index and the Morningstar Online Retail Industry Group Index. We have been informed that the Hemscott Internet Software and Services Index and the NASDAQ Market Index—US are being phased out, and we will replace them with the Morningstar Online Retail Index because it is composed of companies in businesses similar in many ways to our business, and the NASDAQ Market Index to provide a broad-based index. The graph assumes that $100 was invested in our common stock and the above indices at the closing prices on December 31. Historic stock price performance is not necessarily indicative of future stock price performance.

Holders

        As of March 25, 2010, there were 317 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our Financing Agreement with U.S. Bank National Association prohibits dividend payments and other distributions following the occurrence of a "Triggering Event," as defined in the Financing Agreement. A "Triggering Event" would include any failure by us to keep $20 million in certain accounts with U.S. Bank, as well as any Event of Default under the Financing Agreement.

Recent sales of unregistered securities

        In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At December 31, 2009, approximately 65,000 shares or $744,000 of our common stock plus interest were classified outside stockholders' equity because of the potential rescission rights.

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the Overstock.com, Inc. 401(k) plan (the "Plan"). We entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of our common stock in the Plan between July 1, 2008 and June 30, 2009.

        We intend to make a rescission offer to affected participants in the Plan who acquired shares of our common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory requirements.

        Based on the closing price of our common stock of $13.56 at December 31, 2009, we anticipate that of the $744,000 of affected stock, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $169,000 of the stock.

        In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us beginning in 2010, subject to the restrictions contained in the plan. To the extent that interests in the plan constitute securities, we believe that the issuance of the interests was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder as a transaction not involving a public offering. The interests were not sold for cash or other consideration, and there were no proceeds to us.

Issuer purchases of equity securities

        The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the fourth quarter of 2009, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

        The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 to October 31, 2009	248	(1)	14.84	—	—
November 1, 2009 to November 30, 2009	—		—	—	—
December 1, 2009 to December 31, 2009	—		—	—	—

Total	248	(1)	$14.84	—	$—

(1)
Represents shares withheld for minimum tax withholding purposes upon the vesting of a portion of certain restricted stock unit grants.

Stock based compensation

Stock options

        Our board of directors adopted the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the "Plans"), in April 2002 and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of either five or ten years and vest on a straight line basis in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of the initial public offering, the Amended and Restated 1999 Stock Option Plan was terminated. Subsequent awards will be made under the 2005 Equity Incentive Plan. As of December 31, 2009, 1.2 million shares of stock based awards were available for future grants under the 2005 Equity Incentive Plan.

        The following is a summary of stock option activity (amounts in thousands, except per share data):

	2007		2008		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,011	$18.97	1,161	$20.48	974	$21.27
Granted at fair value	762	18.14	11	14.14	—	—
Exercised	(354)	8.81	(112)	12.96	(2)	15.82
Expired/forfeited	(258)	23.65	(86)	20.45	(251)	24.12

Outstanding—end of year	1,161	20.48	974	21.27	721	20.29
Options exercisable at year-end	408	22.36	609	23.18	543	21.17

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2007, 2008 and 2009, we recorded stock based compensation related to stock options of $4.5 million, $3.3 million and $2.2 million, respectively.

Restricted stock units activity

        During the years ended December 31, 2008 and 2009, 491,000 and 366,000 restricted stock units were granted. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2008 and 2009 was $12.64 and $10.15, respectively.

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2008		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	—	$—	449	$12.69
Granted at fair value	491	12.64	366	10.15
Vested	—	—	(110)	12.64
Forfeited	(42)	12.13	(65)	11.55

Outstanding—end of year	449	12.69	640	11.35

        Restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2007, 2008 and 2009, we recorded stock based compensation related to restricted stock units of $0, $1.4 million and $2.6 million.

        At December 31, 2009, approximately 640,000 restricted stock units were outstanding. On February 1, 2010, we granted 250,000 additional restricted stock units.

ITEM 6.    SELECTED FINANCIAL DATA

Restatement

        As discussed in Item 15 of Part IV "Financial Statements"—Note 3—"Restatement of Financial Statements", on January 29, 2010, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would restate (1) our consolidated financial statements for the year ended December 31, 2008 and (2) our quarterly consolidated financial statements for all interim periods for the year ended December 31, 2008 and the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

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

  •
  Change in our accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

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

        The following selected consolidated financial data as of December 31, 2008 (Restated) and 2009 and for each of the three years in the period ended December 31, 2009, are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year ended December 31,
	2005	2006(1)	2007	2008(4)	2009
				(Restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$323,136	$301,509	$197,088	$173,687	$150,901
Fulfillment partner	471,839	478,628	568,814	656,163	725,868

Total net revenue	794,975	780,137	765,902	829,850	876,769

Cost of goods sold
Direct	280,647	284,774	168,008	153,967	130,890
Fulfillment partner	397,855	405,559	473,344	531,647	581,127

Total cost of goods sold	678,502	690,333	641,352	685,614	712,017

Gross profit	116,473	89,804	124,550	144,236	164,752

Operating expenses:
Sales and marketing	77,155	70,897	55,458	57,668	55,549
Technology	27,901	65,158	59,453	56,677	52,336
General and administrative	33,043	46,837	41,976	39,348	48,906
Restructuring(2)	—	5,674	12,283	(299)	(66)

Total operating expenses	138,099	188,566	169,170	153,394	156,725

Operating income (loss)	(21,626)	(98,762)	(44,620)	(9,158)	8,027
Interest income	—	3,566	4,788	3,163	170
Interest expense	(5,743)	(4,765)	(4,188)	(3,565)	(3,470)
Other income (expense), net	4,728	81	(92)	(1,446)	3,277

Income (loss) from continuing operations before income taxes	(22,641)	(99,880)	(44,112)	(11,006)	8,004
Provision for income taxes	—	—	—	—	(257)

Income (loss) from continuing operations	(22,641)	(99,880)	(44,112)	(11,006)	7,747
Loss from discontinued operations(3)	(2,571)	(6,882)	(3,924)	—	—

Net income (loss)	(25,212)	(106,762)	(48,036)	(11,006)	7,747
Deemed dividend related to redeemable common stock	(185)	(99)	—	(77)	(48)

Net income (loss) attributable to common shares	$(25,397)	$(106,861)	$(48,036)	$(11,083)	$7,699

Net income (loss) per common share—basic:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(1.17)	$(4.91)	$(1.86)	$(0.48)	$0.34
Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)	$—	$—
Net income (loss) attributable to common share—basic	$(1.30)	$(5.25)	$(2.03)	$(0.48)	$0.34
Weighted average common shares outstanding—basic	19,429	20,332	23,704	22,901	22,821
Net income (loss) per common share—diluted:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(1.17)	$(4.91)	$(1.86)	$(0.48)	$0.33
Loss from discontinued operations	$(0.13)	$(0.34)	$(0.17)	$—	$—
Net income (loss) attributable to common shares—diluted	$(1.30)	$(5.25)	$(2.03)	$(0.48)	$0.33
Weighted average common shares outstanding—diluted	19,429	20,332	23,704	22,901	23,067

	As of December 31,
	2005	2006(2)(4)	2007(3)(4)	2008(4)(5)	2009
				(Restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$55,875	$114,695	$92,809	$96,457	$139,757
Restricted cash	—	12,270	8,634	4,262	4,414
Marketable securities	55,799	—	46,000	8,989	—
Working capital	79,561	59,475	62,621	41,780	51,236
Total assets	335,953	264,453	231,143	181,136	216,500
Total indebtedness	84,676	84,336	78,418	67,821	61,687
Redeemable common stock	3,205	—	—	1,263	744
Stockholders' equity (deficit)	89,148	56,367	18,212	(2,246)	10,800

(1)
Effective January 1, 2006, we adopted ASC 718 and recognized stock-based compensation of $4.1 million, $4.5 million, $3.6 million, and $4.8 million during the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

(2)
During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 4—"Restructuring Expense").

(3)
As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $2.6 million for the year ended December 31, 2005, $6.9 million for the year ended December 31, 2006 (including a goodwill impairment charge of $4.5 million) and $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million—see Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations").

(4)
In the Consolidated Balance Sheets we adjusted amounts related to our Letters of Credit and Purchasing Card, which are collateralized by cash balances held at our bank, from Cash and cash equivalents to Restricted cash.

(5)
As discussed in Item 15 of Part IV "Financial Statements"—Note 3—"Restatement of Financial Statements," on January 29, 2010, the Audit Committee of the Board of Directors concluded, based on the recommendation of management that we would restate our consolidated financial statements for the year ended December 31, 2008 within this Form 10-K.

        The effect of the adjustments on the consolidated statement of operations for the year ended December 31, 2008 is to decrease net loss attributable to common shares by $1.6 million. The effect of the adjustments on net loss per common share for the year ended December 31, 2008 is to decrease net loss per common share by $0.07. A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the mix of net sales derived from products as compared with services, the extent to which we owe income and other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the recent global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in Item 1A of Part I, "Risk Factors."

Restatement

        On January 29, 2010, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would restate (1) our consolidated financial statements for the year ended December 31, 2008 and (2) our quarterly consolidated financial statements for all interim periods for the year ended December 31, 2008 and the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

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

  •
  Change in our accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

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

        The effect of the adjustments on the consolidated statement of operations as of and for the year ended December 31, 2008 is to decrease net loss attributable to common shares by $1.6 million. All amounts in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 have been adjusted, as appropriate, for the effects of the restatement.

        A more complete discussion of the restatement can be found in Note 3 to the consolidated financial statements contained in Part IV, Item 15 of this Form 10-K.

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

        We offer approximately 168,000 products under multiple departments under the shopping tab on our Website, and offer approximately 661,000 media products in the Books etc. department on our Website. We have organized our shopping business (sales of product offered through the Shopping section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business (see Item 15 of Part IV, "Financial Statements"—Note 25—"Business Segments"). We include revenue from our auctions, car listings, real estate and consignment operations in the fulfillment partner segment. Revenue generated from our O.biz website and our international sales is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our sales are made indirectly to international customers. During the years ended December 31, 2007, 2008, and 2009, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the years ended December 31, 2008 and 2009, we fulfilled approximately 15% of our order volume through our warehouses. Our warehouses generally ship between 7,000 and 10,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,250 third parties which post approximately 161,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

        Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

        Unless otherwise indicated or required by the context, the discussion herein of our financial statements, accounting policies and related matters, pertains to the Shopping section of our Website and the O.biz section of our website and not necessarily to the much smaller Auctions, Cars or Real Estate sections of our Website.

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from our consignment service business is included in the fulfillment partner segment.

Auctions business

        We operate an online auction service as part of our Website. Our auction tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping site on our auction site, and for these sales, we record the revenue on a gross basis. Revenue from our auction business is included in the fulfillment partner segment.

Car listing business

        We operate an online site for listing cars for sale as a part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from our car listing business is included in the fulfillment partner segment.

Real-Estate listing business

        We operate an online site for listing real estate for sale as a part of our Website. The real-estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Advertising revenue from the real-estate business is included in the fulfillment partner segment.

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2009 we were selling to customers in 58 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles of the United States ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies and estimates as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2—"Summary of Significant Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

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

  •
  stock-based compensation; and

  •
  loss contingencies.

Revenue recognition

        We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars and real estate listing business, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see Item 15 of Part IV, "Financial Statements"—Note 25—"Business Segments").

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

        We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the year ended December 31, 2009 (in thousands):

	Year ended December 31, 2009
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
-2	$ 4,659	$ 683
-1	$ 2,702	$ 395
As reported	As reported	As reported
1	$(3,824)	$(585)
2	$(4,645)	$(705)

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

        We provide an online auction service on our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where we auction-list returned merchandise, we are not the seller of auction-listed items and have no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period items are listed or sold on a net basis. The revenue for the merchandise returned to the Company that we sell at auction is recorded on a gross basis. Revenue from the auctions business has been included in the fulfillment partner segment.

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

        We began selling products through our Website to customers outside the United States in August 2008. As of December 31, 2009, we were selling to customers in 58 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

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

        Total net revenue is recorded net of estimated returns. We maintain an allowance for returns based on current period revenues and historical returns experience. Management analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not currently aware of any trends that would significantly change future returns experience compared to historical experience. The allowance for returns was $16.2 million and $11.9 million at December 31, 2008, and 2009, respectively.

Credit card chargeback allowance

        Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 and $139,000 at December 31, 2008 and 2009, respectively.

Allowance for doubtful accounts

        From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million and $1.7 million at December 31, 2008 and 2009, respectively.

Valuation of inventories

        We write down our inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped. At December 31, 2008, our inventory balance was $24.7 million (including $9.8 million of inventory in-transit related to sales shipped but not yet delivered), net of allowance for obsolescence or damaged inventory of $2.1 million. At December 31, 2009, our inventory balance was $23.4 million (including $8.0 million of inventory in-transit), net of allowance for obsolescence or damaged inventory of $2.2 million.

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

        During the year ended December 31, 2008 and 2009, we capitalized $9.0 million and $5.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally, in each period. Amortization of costs associated with internal-use software and website development was $11.6 million and $6.0 million for those respective periods. The decrease in costs associated with internal-use software and website development is primarily related to the greater number of software licenses purchased in 2008 compared to 2009.

Accounting for income taxes

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of December 31, 2008 and 2009, we have recorded a full valuation allowance of $86.4 million and $80.2 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

        We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. We do not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. There have been no material changes relating to these matters during the year ended December 31, 2009.

        We have provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carry-forwards, net of expected reversals of existing deferred tax liabilities, because of uncertainty regarding their realizability.

Valuation of goodwill

        Goodwill is not amortized, but must be tested for impairment at least annually. Other long-lived assets must also be evaluated for impairment when management believes that a triggering event has occurred. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the asset that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future. In accordance with this guidance, we test for impairment of goodwill at least annually or as circumstances dictate. Goodwill totaled $2.8 million as of December 31, 2008 and December 31, 2009.

        There were no impairments to goodwill recorded during the year ended December 31, 2008, and 2009.

Stock-based compensation

  Stock options

        We measure compensation cost for all outstanding unvested stock-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates. We use the Black-Scholes-Merton valuation model to estimate the value of stock options granted to employees. Several of the primary estimates used in measuring stock-based compensation are as follows:

    Expected Volatility:    The fair value of stock options were valued using a volatility factor based on our historical stock prices.

    Expected Term:    For 2007 and 2008 option grants, we elected to use the "simplified method" as discussed in Staff Accounting Bulletin ("SAB") No. 107, Share Based Payment ("SAB No. 107"), to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB No. 110"). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with ASC Topic 718, beyond December 31, 2007.

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

  Restricted stock units

        During the year ended December 31, 2009, we granted a total of 366,000 restricted stock units to employees. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee's continuing service to us. At December, 2009, there were 640,000 un-vested restricted stock units that remained outstanding.

        The cost of restricted stock units is determined using the fair value of our shares of common stock on the date of the grant and compensation expense is recognized straight line over the three year vesting schedule. (see Item 15 of Part IV, "Financial Statements"—Note 20—"Stock-Based Awards").

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

Accounting pronouncements issued not yet adopted

        See Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies" subheading "Accounting Pronouncements Issued Not Yet Adopted."

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

        Revenue grew 27% in the fourth quarter of 2009 and 6% for the full year of 2009, compared to the same periods of 2008, in spite of the weakness in the overall US economy. Our business model continues to mature. Through expanding the number of partners we work with, and the number of categories and products we offer on our Website, the fulfillment partner business now generates over 80% of our revenue. Our direct business, which accounted for over 40% of total revenues in 2005, has contributed a consistently smaller percentage of total revenues over the last five years as our emphasis has shifted to the fulfillment partner business. In 2009, the direct business generated 17% of total revenue.

        We have marketing and pricing initiatives that are attracting shoppers to our Website. While pricing initiatives create pressure on gross profit, we have been able to offset part of this pressure on gross profit through strong revenue growth and supply chain efficiencies. Marketing expense as a percent of revenue was the lowest it has been in our history. We believe that we have used relatively effective advertising campaigns and maintained a disciplined approach to marketing expenditures. As a result of increased gross profit and controlled spending on advertising, we saw a 26% growth in 2009 contribution (which is gross profit less marketing expense), while our operating expenses increased by only 2%. This operating leverage helped result in our first profitable year. Net income for the year was $7.7 million, or $0.33 per share on a diluted basis.

        These operational results improved our liquidity position this year as well. Net cash provided by operating activities was $46.1 million, we returned to positive book value, and our working capital increased by $9.5 million from year end last year despite our use of nearly $11.8 million for capital expenditures and the retirement of long-term debt.

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2007, 2008 and 2009:

	Years ended December 31
	2007	2008	2009
	(Restated)
	(as a percentage of total revenue)
Revenue, net
Direct	25.7%	20.9%	17.2%
Fulfillment partner	74.3	79.1	82.8

Total net revenue	100.0	100.0	100.0

Cost of goods sold
Direct	21.9	18.5	14.9
Fulfillment partner	61.8	64.1	66.3

Total cost of goods sold	83.7	82.6	81.2

Gross profit	16.3	17.4	18.8
Operating expenses:
Sales and marketing	7.2	6.9	6.3
Technology	7.8	6.9	6.0
General and administrative	5.5	4.7	5.6
Restructuring	1.6	—	—

Total operating expenses	22.1	18.5	17.9

Operating income (loss)	(5.8)	(1.1)	0.9
Interest income	0.6	0.4	—
Interest expense	(0.6)	(0.4)	(0.4)
Other income (expense), net	—	(0.2)	0.4

Net income (loss) from continuing operations before income taxes	(5.8)	(1.3)	0.9

Provision for income taxes	—	—	—

Net income (loss) from continuing operations	(5.8)%	(1.3)%	0.9%

Comparison of Years Ended December 31, 2008 and 2009

Revenue

        Total net revenue increased 6% from $829.9 million for the year ended December 31, 2008, to $876.8 million for the year ended December 31, 2009.

        Direct revenue decreased 13% from $173.7 million in 2008 to $150.9 million in 2009, and fulfillment partner revenue increased 11% from $656.2 million to $725.9 million.

        Total net revenue increased 27% from $253.8 million for the three month period ended December 31, 2008 to $322.4 million for the three month period ended December 31, 2009. Direct revenue increased 14% from $48.2 million to $55.1 million. Fulfillment partner revenue increased 30% from $205.6 million to $267.3 million for the three month period ended December 31, 2009.

        Total revenues from Auctions, Cars and Real Estate businesses were $1.0 million and $2.1 million for the years ended December 31, 2008 and 2009, respectively. Total revenues from International sales were $1.3 million and $5.1 million for the years ended December 31, 2008 and 2009, respectively.

        See "Executive Commentary" above for additional discussion regarding revenue and revenue growth.

Gross profit

        Our overall gross margins fluctuate based on several factors, including our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing, and inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; operational and fulfillment costs.

        Gross margin increased 140 basis points, from 17.4% in 2008 to 18.8% in 2009, and gross profit was $144.2 million and $164.8 million, respectively, a 14% increase. For the three month periods ended December 31, gross margin increased from 16.5% in 2008 to 17.1% in 2009, an increase of 60 basis points, and gross profit increased from $42.0 million to $55.0 million, respectively, a 31% increase.

        The 140 basis point improvement for the year ended December 31, 2009 was primarily due to the implementation of process improvements to our supply chain, particularly in returns, and in our customer service organization during the year, and lower return rates and net returns-related costs. These improvements were offset somewhat by an initiative we implemented in the second half of the year to lower prices on many of the products we sold on our Website. Our BMMG and Computers & Electronics categories accounted for a smaller percentage of our revenues compared to last year. These products typically generate lower gross profits compared to more profitable categories such as Home and Garden. As a result, our overall gross margin benefited from the shift in sales mix away from our BMMG and Computers & Electronics categories. The other factors described above did not have a significant impact on the change in gross profit.

        Gross margins for the past eight quarterly periods and fiscal years ending December 31, 2008 and 2009 were:

	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	13.5%	12.5%	10.4%	8.8%	11.4%	12.9%	18.0%	11.8%	11.9%	13.3%
Fulfillment Partner	18.4%	19.7%	19.7%	18.3%	19.0%	21.0%	21.3%	20.7%	18.1%	19.9%
Combined	17.2%	18.2%	18.0%	16.5%	17.4%	19.5%	20.7%	19.3%	17.1%	18.8%

        During 2008, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the years ended December 31, 2007 and 2008, due to a systems issue.

Of the total $5.5 million underbilling, $2.8 million related to the year ended December 31, 2007 and $2.7 million related to the year ended December 31, 2008.

        We contacted the affected fulfillment partners and in our negotiations with them over several months, we agreed to forgive the $2.8 million related to the 2007 amounts and to seek to recover the $2.7 million related to 2008 over time from our future sales of the fulfillment partners' products during the remainder of 2008 and 2009. As a result of the negotiations we later agreed to forgive an additional $375,000. We recovered a total of $2.3 million through December 31, 2009, including $1.8 million during the three months ended December 31, 2008 and $615,000 during the year ended December 31, 2009. We have recorded the amounts recovered related to 2008 in the period that they originated. See Note 3 of the consolidated financial statements (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restatement of Financial Statements") for additional information.

        During our review of our partner billing system for returns, we additionally discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the fourth quarter of 2008 and the year ended December 31, 2009 totaling approximately $187,000 and $1.2 million, respectively. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

        Cost of goods sold includes stock-based compensation expense of $198,000 and $167,000 for the years ended December 31, 2008 and 2009, respectively.

        Direct Gross Profit—Gross profit for our direct business increased 2% from $19.7 million for the year ended December 31, 2008 to $20.0 million for the same period in 2009, and gross margin increased from 11.4% to 13.3%. For the three month periods ended December 31, gross profit increased 53% from $4.3 million in 2008 to $6.6 million in 2009, and gross margin increased from 8.8% to 11.9%.

        Fulfillment Partner Gross Profit—Our fulfillment partner business generated gross profit of $124.5 million and $144.7 million for the years ended December 31, 2008 and 2009, respectively, an increase of 16%, and gross margin increased from 19.0% to 19.9%. For the three month periods ended December 31, gross profit increased 29% from $37.7 million in 2008 to gross profit of $48.5 million in 2009, and gross margin decreased from 18.3% to 18.1%

        See "Executive Commentary" above for additional discussion.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2007		2008		2009
	(Restated)
Total net revenue	$765,902	100%	$829,850	100%	$876,769	100%

Cost of goods sold
Product costs and other cost of goods sold	594,276	78%	638,368	77%	664,537	76%
Fulfillment costs	47,076	6%	47,246	6%	47,480	5%

Total cost of goods sold	641,352	84%	685,614	83%	712,017	81%

Gross profit	$124,550	16%	$144,236	17%	$164,752	19%

        Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment costs during the year ended December 31, 2009.

        See "Gross profit" above for additional discussion.

Operating expenses

        Sales and marketing expenses.    We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

        Sales and marketing expenses totaled $57.7 million and $55.5 million for the years ended December 31, 2008 and 2009, respectively, representing 6.9% and 6.3% of total net revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending. We were able to generate more revenue per dollar of advertising spent in 2009, particularly with online marketing campaigns. Higher compensation expense offset some of the improvement in lower advertising costs.

        Sales and marketing expenses also include stock-based compensation expense of $347,000 and $634,000 for the years ended December 31, 2008 and 2009, respectively.

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

        Technology expenses totaled $56.7 million and $52.3 million for the years ended December 31, 2008 and 2009, representing 6.9% and 6.0% of revenue for those periods, respectively. Technology expenses decreased 8% primarily due to decreased depreciation expense of approximately $10.2 million for related technology equipment and software development as more items were fully depreciated. This decrease was partially offset by an increase in compensation of approximately $7.2 million related to an increase in technology staff and an increase in annual bonus expense of $1.4 million for the year ended December 31, 2009 due to improved company financial performance.

        Technology expenses include stock-based compensation expense of $870,000 and $961,000 for the years ended December 31, 2008 and 2009, respectively.

        General and administrative expenses.    For the years ended December 31, 2008 and 2009, general and administrative ("G&A") expenses totaled $39.3 million and $48.9 million, representing 4.7% and 5.6% of total revenue for those periods, respectively. The $9.6 million or 24% increase in G&A expenses, is primarily due to an increase in compensation expense of approximately $6.0 million related to an increase in general and administrative staff, an increase in annual bonus expense of $3.8 million and also $1.25 million related to the termination of a consulting arrangement with Icent LLC. Icent LLC's chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009. The increase in G&A expenses is also related to additional facilities costs relating to the lease of a new customer service center and an increase in legal expenses of approximately $4.3 million during the year ended December 31, 2009 compared to the same period in 2008. However, the increase in legal expense for 2009 was offset by $7.1 million received from the settlement of legal matters.

        General and administrative expenses include stock-based compensation expense of approximately $2.2 million and $3.0 million for the years ended December 31, 2008 and 2009, respectively.

        Restructuring.    Under the restructuring program, we recorded $12.3 million of restructuring charges for the year ended December 31, 2007. There were no restructuring charges during the years ended December 31, 2008 and 2009 and we reversed approximately $299,000 and $66,000 of the lease termination costs liability during the years ended December 31, 2008 and 2009, respectively, due to changes in the estimate of sublease income. (see Item 15 of Part IV, "Financial Statements"—Note 4—"Restructuring Expense").

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2008	2009
	(Restated)
Cost of goods sold—direct	$1,674	$1,264
Sales and marketing	—	—
Technology	21,140	10,943
General and administrative	154	676

Total depreciation and amortization, including internal-use software and website development	$22,968	$12,883

	`

Non-operating income (expense)

        Interest income and interest expense.    Interest income is primarily derived from the investment of our cash and cash equivalents. The decrease in interest income from $3.2 million for the year ended December 31, 2008 to $170,000 for the year ended December 31, 2009, is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel subsidiary (see

Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations"). Interest expense is largely related to interest incurred on our Senior Notes, and to a lesser extent our capital lease obligations. Interest expense for the years ended December 31, 2008 and 2009 totaled $3.6 million and $3.5 million, respectively.

        Other income, net.    For the year ended December 31, 2009, other income was $3.3 million, which relates primarily to gains from the early extinguishment of a portion of our 3.75% Convertible Senior Notes ("Senior Notes"). For the year ended December 31, 2009, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000.

        For the year ended December 31, 2008, other income (expense) was net expense of $(1.4) million. This included a $2.8 million gain, net of amortization of debt discount of $142,000 on the retirement of $9.5 million of the 3.75% Senior Notes (see Item 15 of Part IV, "Financial Statements"—Note 19—"Stock and Debt Repurchase Program"), a $3.9 million loss on the settlement of notes receivable (see Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations") and a $300,000 other-than-temporary impairment of marketable securities.

Sale of discontinued operations

        On January 21, 2009, we entered into a Note Purchase Agreement to settle both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc. for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded in other income (expense), net during the year ended December 31, 2008 (see Item 15 of Part IV, "Financial Statements", "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations"). We agreed to the reduced amount for the notes due to concern regarding the financial viability of the entity holding the notes, as a result of the impact of the economic downturn on the travel industry that began during the latter part of 2008.

Income taxes

        Our provision for income taxes for the year ended December 31, 2009 of $257,000 is for federal alternative minimum taxes and state taxes. As of December 31, 2008 and 2009, we had net operating loss carry forwards of approximately $166.1 million and $160.4 million and state net operating loss carry-forwards of approximately $145.8 million and $140.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses ("NOLs"), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess over limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters since 2007 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009 (Restated, except for Q4 2009)	$185,729	$174,898	193,783	322,359
2008 (Restated)	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516

Comparison of Years Ended December 31, 2007 and 2008

Revenue

        Total revenue increased 8% to $829.9 million for the year ended December 31, 2008, from $765.9 million in 2007. During the three months ended December 31, 2007 and 2008, total revenue was $294.5 million and $253.8 million, respectively, a 14% decrease. Direct revenue decreased 12% from $197.1 million in 2007 to $173.7 million in 2008. In the fourth quarter, direct revenue decreased 28%, from $67.2 million in 2007 to $48.2 million in 2008. Fulfillment partner revenue increased 15% during 2008, but decreased 10% during the fourth quarter. For the year ended December 31, 2008, fulfillment partner revenue was $656.2 million compared to $568.8 million in 2007. For the three months ended December 31, 2008, fulfillment partner revenue was $205.6 million compared to $227.3 million in 2007.

        We experienced strong revenue growth in the first three quarters of 2008. As of September 30, 2008, year-to-date revenue growth was 22% compared to a decrease of 6% for the same prior year period. However, our business experienced a significant slowdown in Q4 as consumers reduced discretionary spending due to the economic turmoil. As a result, total revenue increased 8% for 2008 to $829.9 million from $765.9 million for 2007 notwithstanding a decrease of 14% in Q4 2008 revenue to $253.8 million from $294.5 million in Q4 2007.

        The fulfillment partner business continued to increase as percentage of total revenue in 2008. This is due to an increase in the number of non-media products we offer on our Website. At the end of 2008, we had approximately 201,000 non-media SKUs on site compared to 63,000 at the end of 2007, a 219% increase. The fulfillment partner business accounted for 79% of total revenue during 2008 and 81% during Q4, and it grew 15% for the full year, despite decreasing 10% in Q4 2008 as we continued to add products to existing and new categories from new and existing partners. As of December 31, 2008, we had 1,200 fulfillment partners compared to 730 as of December 31, 2007.

        Our direct business decreased 12% during the year ended December 31, 2008 compared to the prior year. As we have added partner products to our Website, some suppliers have transitioned into fulfillment partners, eliminating the need for us to purchase their inventory, and as a result, we have experienced a shift from direct to fulfillment partner business.

Gross profit

        Our overall gross margins fluctuate based on several factors, including our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing, and inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; operational and fulfillment costs.

        Gross margin for the year ended December 31, 2008 increased 110 basis points, from 16.3% in 2007 to 17.4% in 2008. Gross profit for the years ended December 31, 2007 and 2008 amounted to $124.6 million and $144.2 million, respectively, a 16% increase. For the three months ended December 31, 2008, gross profit percentage increased 80 basis points, from 15.7% in 2007 to 16.5% in

2008, and gross profit decreased 9% from $46.4 million in Q4 2007 to $42.0 million in Q4 2008. Gross profit percentages for the quarters and fiscal years during 2007 and 2008 were:

	Q1 2007	Q2 2007	Q3 2007	Q4 2007	FY 2007	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008
						(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Direct	11.7%	16.5%	15.3%	15.4%	14.8%	13.5%	12.5%	10.4%	8.8%	11.4%
Fulfillment Partner	16.6%	18.0%	17.7%	15.8%	16.8%	18.4%	19.7%	19.7%	18.3%	19.0%
Combined	15.2%	17.6%	17.1%	15.7%	16.3%	17.2%	18.2%	18.0%	16.5%	17.4%

        The improvement in gross margin was primarily due to increased revenues and supply chain efficiencies during 2008. The other factors described above did not have a significant impact on the change in gross profit.

        During 2008, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the years ended December 31, 2007 and 2008, due to a systems issue. Of the total $5.5 million underbilling, $2.8 million related to the year ended December 31, 2007 and $2.7 million related to the year ended December 31, 2008.

        We contacted the affected fulfillment partners and in our negotiations with them over several months, we agreed to forgive the $2.8 million related to the 2007 amounts and to seek to recover the $2.7 million related to 2008 over time from our future sales of the fulfillment partners' products during the remainder of 2008 and 2009. As a result of the negotiations we later agreed to forgive an additional $375,000. We recovered a total of $2.3 million through December 31, 2009, including $1.8 million during the three months ended December 31, 2008 and $615,000 during the year ended December 31, 2009. We have recorded the amounts recovered related to 2008 in the period that they originated. See Note 3 of the financial statements (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restatement of Financial Statements") for additional information.

        Cost of goods sold includes stock-based compensation of $460,000 and $198,000 for the years ended December 31, 2007 and 2008, respectively.

        Direct Gross Profit—Gross profit for our direct business declined 32% from $29.1 million during the year ended December 31, 2007 to $19.7 million for the same period in 2008. Gross profit for our direct business as a percentage of direct revenue decreased from 14.8% in 2007 to 11.4% in 2008. For the three-month periods ended December 31, 2007 and 2008, gross profit for our direct business totaled $10.4 million and $4.3 million, respectively, a 59% decrease. Gross margin for our direct business for those three-month periods decreased from 15.4% in 2007 to 8.8% in 2008. Gross margin for our direct business decreased along with a decrease in direct revenue of 12% for the year ended December 31, 2008, decreasing 28% for the fourth quarter of 2008 compared to the respective periods in 2007. While fulfillment costs continue to improve, these benefits are more than offset by our fixed warehouse cost being amortized over a smaller direct revenue base.

        Fulfillment Partner Gross Profit—Our fulfillment partner business generated gross profit of $95.5 million and $124.5 million for the years ended December 31, 2007 and 2008, respectively, a 30% improvement. Gross margin for the fulfillment partner business also increased from 16.8% in 2007 to 19.0% in 2008 for those respective periods. The increase in gross profit dollars for our fulfillment partner business is the result of the 15% increase in fulfillment partner revenue combined with increased gross profit percentage.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross profit percentage, thus enabling investors to better compare our gross profit percentage with others in our industry (in thousands):

	Years ended December 31,
	2007		2008
			(Restated)
Total net revenue	$765,902	100%	$829,850	100%

Cost of goods sold
Product costs and other cost of goods sold	594,276	78%	638,368	77%
Fulfillment costs	47,076	6%	47,246	6%

Total cost of goods sold	641,352	84%	685,614	83%

Gross profit	$124,550	16%	$144,236	17%

        Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we utilize third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

        Sales and marketing.    Sales and marketing expenses totaled $55.5 million and $57.7 million for the years ended December 31, 2007 and 2008, representing 7% of total revenue for those respective periods, and a 4% increase from 2007 to 2008. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nation-wide television, print and radio advertising campaigns to promote sales. Sales and marketing expenses also include stock-based compensation of $336,000 and $347,000 for the years ended December 31, 2007 and 2008, respectively.

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

        Technology expenses totaled $59.5 million and $56.7 million for the years ended December 31, 2007 and 2008, respectively (7.8% and 6.9% of revenue for 2007 and 2008). From 2007 to 2008, technology expenses decreased 5% primarily due to decreased depreciation expense. Technology expenses also included stock-based compensation of $764,000 and $870,000 for the years ended December 31, 2007 and 2008, respectively.

        General and administrative expenses.    General and administrative ("G&A") expenses totaled $42.0 million and $39.3 million for the years ended December 31, 2007 and 2008, respectively, representing approximately 5.5% and 4.7% of total revenue. The decrease in G&A expenses is primarily due to a $4.1 million decrease in bonuses accrued in 2008 (including our decision to not pay senior executives and company-wide profit sharing bonuses). In addition, the performance goal described in the Performance Share Plan (the "Plan") was not attained as of the end of 2008 and $1.0 million in total compensation expense accrued under the Plan was reversed. This year over year decrease was offset in part by an increase of approximately $1.5 million related to consulting costs and professional fees.

        We incurred stock-based compensation within general and administrative expenses of approximately $2.6 million and $2.2 million for the years ended December 31, 2007 and 2008, respectively.

        Overall, our total operating expenses decreased 9% during the year ended December 31, 2008 compared to the previous year, while total revenues increased 8% and gross profit increased 16%.

        Restructuring expenses.    During the year ended December 31, 2007, we recorded $12.3 million of restructuring charges, of which $9.9 million related to the termination of a logistics services agreement, termination and settlement of a lease related to vacated warehouse facilities in Indiana, and abandonment and marketing for sub-lease office and data center space in our current corporate office facilities. We also recorded an additional $2.2 million of restructuring charges related to accelerated depreciation of leasehold improvements located in the abandoned office and co-location data center space and $200,000 of other miscellaneous restructuring charges.

        During the year ended December 31, 2008, we reduced accrued restructuring liabilities by $299,000, primarily due to a change in the estimate of sublease income.

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2007	2008
		(Restated)
Cost of goods sold—direct	$1,882	$1,674
Sales and marketing	—	—
Technology	27,507	21,140
General and administrative	106	154

Total depreciation and amortization, including internal-use software and website development	$29,495	$22,968

Non-operating income (expense)

        Interest income and interest expense.    Interest income is primarily derived from the investment of our cash in short-term investments. Comparing 2007 and 2008, the decrease in interest income is due to a decrease in total cash and interest rates in 2008.

        Interest expense is largely related to interest incurred on our Senior Notes and our facility fees related to our credit lines. Interest expense for the years ended December 31, 2007 and 2008 totaled $4.2 million and $3.6 million, respectively.

        Other income, net.    Other income (expense) for the year ended December 31, 2007 was $(92,000). For the year ended December 31, 2008, other income (expense) was $(1.4) million. This included a $2.8 million gain, net of amortization of debt discount of $142,000 on the retirement of $9.5 million of the 3.75% Senior Notes (see Item 15 of Part IV, "Financial Statements"—Note 19—"Stock and Debt Repurchase Program"), a $3.9 million loss on the settlement of notes receivable (see Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations") and a $300,000 other-than-temporary impairment of marketable securities.

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

        In conjunction with the discontinuance of OTravel, we performed an evaluation of the goodwill associated with the reporting unit pursuant to ASC Topic 350, Intangibles—Goodwill and Other ("ASC 350") and ASC Topic 360-10-15, Impairment or Disposal of Long-Lived Assets ("ASC 360") and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006 based on a non-binding letter of intent from a third party to purchase this business. On April 25, 2007, we completed the sale of OTravel for cash proceeds of $9.9 million, net of cash transferred, and $6.0 million of notes. Based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, we recorded an additional goodwill impairment of $3.8 million in 2007. (see Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations").

        On January 21, 2009, we entered into a Note Purchase Agreement to settle both the senior and junior promissory notes to Castles Travel, Inc for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded in other expense as of December 31, 2008 (see Item 15 of Part IV, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations").

Income taxes

        For the years ended December 31, 2007 and 2008, we incurred net operating losses, and consequently paid insignificant amounts of federal, state and foreign income taxes. As of December 31, 2007 and 2008, we had net operating loss carry-forwards of approximately $164.2 million and $166.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year. These net operating loss carry-forwards will begin to expire in 2018.

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

Current sources of liquidity

        While we believe that the cash and cash equivalents currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months, we may require additional financing. However, there can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

        Our principal sources of liquidity are cash flows generated from operations and our existing cash, cash equivalents, and sale or maturity of marketable securities. At December 31, 2009, our cash and cash equivalents balance was $139.8 million.

        Cash flow information is as follows:

	Year ended December 31
	2007	2008	2009
		(Restated)
	(in thousands)
Cash provided by (used in):
Operating activities	$13,660	$6,444	$46,117
Investing activities	(33,514)	19,533	2,868
Financing activities	(2,031)	(22,327)	(5,685)

        Free Cash Flow.    "Free Cash Flow" (a non-GAAP measure) for the years ended December 31, 2008 and 2009, was $(12.3) million and $38.8 million. See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

        Cash provided by (used in) operating activities.    For the years ended December 31, 2008 and 2009, our operating activities resulted in net cash inflows of $6.4 million and $46.1 million, respectively.

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

        The $46.1 million of net cash provided by operating activities during the year ended December 31, 2009 was primarily due to positive net income of $7.7 million for the year ended December 31, 2009. Net cash was also provided by increases in accounts payable of $18.6 million due to increased unpaid purchases of inventory related to both increased fulfillment partner sales at the end of the fourth quarter and increased purchases of inventory made at the end of the fourth quarter to meet holiday sales demand and other demand. A $9.1 million increase in accrued liabilities also contributed to this increase in cash provided by operating activities and related to an increased payroll and bonus accrual.

The increase in cash provided by operations related to the increase of accounts payable and accrued liabilities was partially offset by $4.5 million of increased accounts receivable related primarily to uncleared credit card transactions at year end and $2.1 million of increased inventory prepayments made as of December 31, 2009 to secure inventory to be delivered in the first quarter of 2010 to support sales. Prepayments for inventory at the end of the prior year were lower due to the decreased sales demand experienced by the retail industry due to generally poor economic conditions.

        In December 2008, our credit card processor informed us that it would begin requiring a reserve from us due to the inherent risks of credit card processing and its assessment of the risks of processing our customer credit cards, and began withholding approximately 1% of our daily credit card remittances as a reserve. The credit card processor indicated that it expected to continue such withholding until the reserve reached a total of $3.5 million, which it did in August 2009. During September 2009, our processor informed us that it had reassessed the reserve requirement and reduced our reserve to $1.75 million and refunded the excess balance of $1.75 million to us. At December 31, 2009 the remaining reserve was $1 million, which is included in Accounts Receivable in the consolidated balance sheet. Subsequent to the end of the year, the credit card processor refunded the $1 million or the full amount of the reserve, reducing the reserve to zero.

        The credit card processor may increase or decrease the amount of this reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers' credit cards. Any increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition.

        Cash provided by investing activities.    Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs.

        For the years ended December 31, 2008 and 2009, investing activities resulted in net cash inflows of $19.5 million and $2.9 million, respectively.

        Investing activities for the year ended December 31, 2009 provided net cash of $2.9 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel (see Item 1 of Part I, "Financial Statements"—Note 5—"Acquisition and Subsequent Discontinued Operations"), partially offset by capital expenditures of $7.3 million.

        Investing activities resulted in cash inflows of $19.5 million for the year ended December 31, 2008, resulting from payments received from purchases, sales and maturities, net of purchases, of marketable securities of $36.7 million and a note receivable of $1.5 million related to the sale of the Company's interest in a variable interest entity, offset in part by outflows for expenditures of fixed assets of $18.7 million.

        Cash used in financing activities.    For the years ended December 31, 2008 and 2009, financing activities resulted in net cash outflows of $22.3 million and $5.7 million, respectively. The cash used in 2009 was primarily for the retirement of long-term debt (see Item 1 of Part I, "Financial Statements"—Note 19—"Stock and Debt Repurchase Program"). For the year ended December 31, 2008, financing activities included cash outflows of $3.8 million for capital lease obligations, $6.6 million paid to retire convertible senior notes and $13.5 million used to buy back stock. These outflows were partially offset by $1.5 million received from stock option exercises.

Redeemable common stock

        In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances. At December 31, 2008 and 2009, approximately 98,000 shares or $1.3 million and 65,000 shares or $744,000 of our common stock plus interest were classified outside stockholders' equity because of the potential rescission rights.

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Agreement") with our Employee Benefits Committee (the "Committee") relating to the Overstock.com, Inc. 401(k) plan (the "Plan"). We entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of our common stock in the Plan between July 1, 2008 and June 30, 2009. We intend to make a rescission offer to affected participants in the Plan who acquired shares of our common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory requirements.

        Based on the closing price of Overstock common stock of $13.56 at December 31, 2009, we anticipate that of the $744,000 of affected stock outstanding as of December 31, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $163,000 of the stock.

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

        On February 17, 2009, our Board of Directors approved a debt repurchase program that authorized us to utilize up to $20.0 million to repurchase additional 3.75% Senior Notes. Under this repurchase program, we retired a total of $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000, during the year ended December 31, 2009 at an approximate 23% yield to maturity (see Item 1 of Part I, "Financial Statements"—Note 19—"Stock and Debt Repurchase Program").

Shelf Registration

        In April 2005, we filed a registration statement with the Securities and Exchange Commission using a "shelf" registration or continuous offering process. On May 1, 2006, we issued approximately 1,042,000 shares of common stock for net proceeds of approximately $25.0 million. Additionally, on December 12, 2006, we issued approximately 2,734,000 shares for net proceeds of approximately $39.4 million. We did not issue any shares of common stock under the shelf registration statement during the years ended December 31, 2007, 2008 or 2009. During 2008, we filed a new shelf registration statement with the Securities and Exchange Commission, which was declared effective on December 5, 2008. The new shelf registration statement registers offerings of our securities in an aggregate amount of up to $500.0 million. However, as a result of our inability to timely file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 containing financial statements reviewed by an independent registered public accounting firm in accordance with applicable requirements, our shelf registration statement is currently unavailable to us.

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2009 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt arrangements	$—	$59,994	$—	$—	$—	$—	$59,994
Interest on long-term debt	2,250	2,250	—	—	—	—	4,500
Capital lease obligations	646	793	116				1,555
Operating leases	8,534	8,490	7,948	7,305	7,499	7,264	47,040
Purchase obligations	13,906	517	—	—	—	—	14,423
Line of credit	—	—	—	—	—	—	—

Toal contractual cash obligations	$25,336	$72,044	$8,064	$7,305	$7,499	$7,264	$127,512

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2010	2011	2012	2012	2013	Thereafter	Total
Letters of credit	$2,580	$—	$—	$—	$—	$—	$2,580

        Purchase Obligations.    The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2009. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

        Wells Fargo Credit Agreement.    We had a credit agreement (as amended to date, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided a revolving line of credit to us of up to $30.0 million which we use primarily to obtain letters of credit to support inventory purchases. Interest on borrowings is payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank.

        Borrowings and outstanding letters of credit under the Credit Agreement are required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility does not provide additional liquidity to us.

        On December 23, 2009, we terminated our credit facility with Wells Fargo Bank, National Association, subject to provisions relating to outstanding letters of credit issued by Wells Fargo for our account and other transitional provisions. On December 31, 2009, per the provisions relating to the outstanding letters of credit, the letters of credit issued by Wells Fargo expired on December 31, 2009, and were replaced by $2.6 million of letters of credit issued by U.S. Bank National Association ("U.S. Bank") on behalf of the Company.

        Wells Fargo Retail Finance Agreement.    On January 6, 2009 we entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the "WFRF Agreement") with Wells Fargo Retail Finance, LLC ("WFRF"). The WFRF Agreement replaced our Loan and Security Agreement dated December 12, 2005 with WFRF, which had previously been amended and had terminated in accordance with its terms.

        On August 3, 2009, we terminated the WFRF Agreement.

        Wells Fargo Commercial Purchasing Card Agreement.    We had a commercial purchasing card agreement (the "Purchasing Card") with Wells Fargo Bank, National Association ("Wells Fargo") that expired on January 1, 2010. We used the Purchasing Card for business purpose purchasing and must pay it in full each month. We are required to maintain a cash balance of $1.4 million at Wells Fargo Bank, N.A. as collateral for the Purchasing Card, and these amounts are included in Restricted cash in the accompanying consolidated balance sheets, and therefore the facility does not provide additional liquidity to us. At December 31, 2008 and 2009, $436,000 and $1.0 million, respectively, was outstanding. No further amounts were available to the Purchasing Card as of December 31, 2009.

        U.S. Bank Financing Agreement.    On December 23, 2009 we entered into (i) a Financing Agreement dated December 22, 2009 (the "Financing Agreement") with U.S. Bank National Association ("U.S. Bank"), and (ii) a Security Agreement dated December 22, 2009 with U.S. Bank (the "Security Agreement") and related agreements described in the Financing Agreement and/or Security Agreement.

        The Financing Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by the Company's non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

        Our failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a "triggering event" under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of December 31, 2010, we had $20.0 million in compensating cash balances held at U.S. Bank.

        Subject to certain interest rate floors and other exceptions, advances under the Financing Agreement bear interest at either (a) Libor plus 1% for cash-collateralized financing, including letters of credit, or (b) Libor plus 2.5% for non cash- collateralized advances. The default rate of interest is 2.0% per annum over the otherwise applicable interest rate. An unused line fee of 0.375% is payable annually on the unused portion of the $10 million portion of the facility available for non cash-collateralized advances.

        The Financing Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) make payments except regularly scheduled interest payments on our convertible debt or, after the occurrence of a triggering event, repurchase, redeem, defease, or acquire our convertible debt, (m) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (n) take certain actions regarding our receivables, and (o) take certain actions regarding our inventory.

        With certain exceptions, a termination fee of up to 1.0% of the non cash-collateralized portion of the facility is payable by us if we terminate the facility prior to its stated termination date.

        At December 31, 2009, no amounts were outstanding under the Financing Agreement, and letters of credit totaling $2.6 million were issued on our behalf and collateralized by cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

        U.S. Bank Purchasing Card Agreement.    We have a commercial purchasing card agreement (the "Purchasing Card") with U.S. Bank National Association ("U.S. Bank"). We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2009, $0 was outstanding and $5.0 million was available under the Purchasing Card.

        Long-term debt arrangements and interest.    In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $344,000, $334,000 and $331,000 during the years ended December 31, 2007, 2008 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

        The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 787,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of us). Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

        The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

        Under the repurchase program discussed above, we retired a total $7.4 million of our Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 for the year ended December 31, 2009 (see Item 15 of Part IV, "Financial Statements"—Note 19—"Stock and Debt Repurchase Program"). As of December 31, 2009, a face amount of $60.0 million of the Senior Notes remain outstanding with a carrying amount of $59.5 million and $528,000 of debt discount.

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

        Contribution and Contribution Margin.    Contribution (a non-GAAP financial measure) (which we reconcile to "Gross profit" in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our fixed operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).

        For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Year ended December 31,
	2008	2009
	(Restated)
Total revenue	$829,850	$876,769
Cost of goods sold	685,614	712,017

Gross profit	144,236	164,752
Less: Sales and marketing expense	57,668	55,549

Contribution	$86,568	$109,203

Contribution margin	10.4%	12.5%

        Free Cash Flow.    Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to "Net cash provided by (used in) operating activities", is cash flows from operations reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for future investment, debt retirement or other changes to our capital structure after we have paid all of our expenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Year ended December 31,
	2008	2009
	(Restated)
Net cash provided by operating activities	$6,444	$46,117
Expenditures for fixed assets, including internal-use software and website development	(18,707)	(7,275)

Free cash flow	$(12,263)	$38,842

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

        At December 31, 2009, we had $139.8 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.4 million on our earnings or loss, or the fair market value or cash flows of these instruments.

        At December 31, 2009, we had approximately a face amount $60.0 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At December 31, 2009, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.6 million were outstanding under our credit facilities.

        The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% convertible senior notes at December 31, 2009 was $53.6 million. The fair value of the convertible senior notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We did not have any circumstances described in Item 304(b) of Regulation S-K. However, see the information included in our Report on Form 8-K/A dated November 23, 2009 for a description of our disagreement with our previous independent registered public accounting firm.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Restatement

        On January 29, 2010, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that we would restate (1) our consolidated financial statements for the year ended December 31, 2008 and (2) our quarterly consolidated financial statements for all interim periods in the year ended December 31, 2008 and the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that we pay our drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to

    (1) amounts we paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts we paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, we applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

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

  •
  Change in our accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

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

(b)   Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are properly recorded, processed, summarized and reported within the time periods required by the Commission's rules and forms.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2009. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K, due to the material weaknesses described below.

(c)   Management's Report on Internal Control over Financial Reporting

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of our evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

  •
  We lacked a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of significant transactions that resulted in misapplications of GAAP.

  •
  Information technology program change and program development controls were inadequately designed to prevent changes in our accounting systems which led to the failure to appropriately capture and accurately process data.

        These material weaknesses resulted in the restatement of the financial statements described in Item 9A(a) and material post closing adjustments which have been reflected in the financial statements for the year ended December 31, 2009. Additionally, as a result of the material weaknesses, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(d).

(d)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(c)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the lack of a sufficient number of accounting professionals with the necessary knowledge, experience and training to adequately account for and perform adequate supervisory reviews of significant transactions and the inadequate design of information technology program change and program development controls have been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders' (deficit)/equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009 of Overstock.com, Inc. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 31, 2010, which expressed an unqualified opinion on those consolidated financial statements.

        In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Overstock.com, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

/s/ KPMG

Salt Lake City, Utah
March 31, 2010

(e)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        As of December 31, 2009, we had not remediated the material weaknesses. We have done and/or initiated the following actions subsequent to December 31, 2009:

  •
  We have and are continuing to hire additional accounting professionals with the necessary knowledge and experience to properly account for significant transactions.

  •
  We have reorganized our accounting and financial reporting department to improve supervisory review.

  •
  We are hiring additional experienced and qualified professionals for our internal audit department.

  •
  We have reorganized our supply chain department to provide comprehensive oversight over our returns process and partner billing accuracy.

  •
  We are reviewing the systems and controls in place to appropriately capture amounts to be paid to fulfillment partners or deducted from partner payments.

  •
  We are enhancing our information systems testing to improve the completeness and accuracy of data provided by our information systems.

  •
  We have engaged a consulting firm to evaluate our information systems for improvement opportunities.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business—Executive Officers." Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors is included in our definitive proxy statement for our 2010 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act is set forth in our definitive proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics, which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer on our Website, www.overstock.com. We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com. Attn: Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2010 annual meeting of stockholders.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements

2.     Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts listed in (a)(1) above is included herein. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

3.     Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number		Description of Document
3.1(a	)	Amended and Restated Certificate of Incorporation.
3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K filed on February 5, 2009).
4.1(b	)	Form of specimen common stock certificate.
4.2(b	)	Investor Rights Agreement, dated March 4, 2002.
10.1(b	)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2(b	)	Amended and Restated 1999 Stock Option Plan and form of agreements thereunder.
10.3		Form of agreements under 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.4		Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.5		Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.6		Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

Exhibit Number	Description of Document
10.7	Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A filed on December 7, 2004).
10.8	Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A filed on December 7, 2004).
10.9	Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).
10.10	Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).
10.11	Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A filed on December 7, 2004).
10.12	Indenture, dated November 23, 2004, between Overstock.com, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on November 24, 2004).
10.13	Registration Rights Agreement, dated November 23, 2004 by and among Overstock.com, Inc., Lehman Brothers., Piper Jaffray & Co., Legg Mason Wood Walker Incorporated and WR Hambrecht+ Co, LLC (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K filed on November 24, 2004).
10.14	Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005).
10.15	Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on November 18, 2004)
10.16	Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed on May 14, 2004
10.17	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K filed May 7, 2004)
10.18	2005 Equity Incentive Plan (incorporated by reference to Appendix A to Overstock.com, Inc.'s definitive proxy statement filed with the SEC on March 28, 2008.
10.19	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on January 15, 2008)
10.20	Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on April 11, 2008).
10.21	First Amendment to Lease amending the terms of the Lease Agreement with Natomas Meadows, LLC dated December 16, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on December 17, 2008).
10.22	Offer Letter to Stephen J. Chesnut dated December 18, 2008 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated January 5, 2009).
10.23	Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated March 23, 2009).
10.24	Letter agreement dated August 3, 2009 terminating Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance (incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K filed August 3, 2009).

Exhibit Number		Description of Document
10.25		Financing Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K dated December 23, 2009).
10.26		Security Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K dated December 23, 2009)
10.27		Revolving Note (Regular Advances) in favor of U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.3 to our Report on Form 8-K dated December 23, 2009)
10.28		Revolving Note (Cash Secured Advances) in favor of U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.4 to our Report on Form 8-K dated December 23, 2009)
*10.29(c	)	Summary of unwritten compensation arrangements with Directors
21		Subsidiaries of the Registrant (incorporated by reference to exhibit 21 filed with the registrant's Form 10-K for the year ended December 31, 2008 as filed on February 23, 2009)
*23.1		Consent of Independent Registered Public Accounting Firm
*23.2		Consent of Independent Registered Public Accounting Firm
24.1		Powers of Attorney (see signature page)
*31.1		Exhibit 31 Certification of Chief Executive Officer
*31.2		Exhibit 31 Certification of Chief Financial Officer
*32.1		Section 1350 Certification of Chief Executive Officer
*32.2		Section 1350 Certification of Chief Financial Officer

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Management contract or compensatory plan or arrangement.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2010.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne, Jonathan E. Johnson III and Stephen J. Chesnut, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer), Chairman of the Board	March 31, 2010
/s/ STEPHEN J. CHESNUT Stephen J. Chesnut	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 31, 2010
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	March 31, 2010
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 31, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited the accompanying consolidated balance sheet of Overstock.com, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year ended December 31, 2009. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2010 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 31, 2010

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Overstock.com, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Overstock.com and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 3 to the consolidated financial statements, the financial statements for 2008 have been restated for the correction of errors.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 23, 2009, except for Note 3, for which the date is March 31, 2010.

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2008	December 31, 2009
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$96,457	$139,757
Restricted cash	4,262	4,414
Marketable securities	8,989	—
Accounts receivable, net	7,100	11,640
Notes receivable (Note 5)	1,250	—
Inventories, net	24,719	23,375
Prepaid inventory, net	761	2,879
Prepaids and other assets	9,552	10,275

Total current assets	153,090	192,340
Fixed assets, net	24,724	20,618
Goodwill	2,784	2,784
Other long-term assets, net	538	758

Total assets	$181,136	$216,500

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$57,981	$76,623
Accrued liabilities	34,097	43,296
Deferred revenue	19,232	20,665
Capital lease obligations, current	—	520

Total current liabilities	111,310	141,104
Capital lease obligations, non-current	—	806
Other long-term liabilities	4,251	3,580
Convertible senior notes, net of debt discount of $901,000 and $528,000 as of December 31, 2008 and 2009, respectively	66,558	59,466

Total liabilities	182,119	204,956

Commitments and contingencies (Note 16)
Redeemable common stock, $0.0001 par value, 98 and 65 shares outstanding as of December 31, 2008 and 2009, respectively (Note 18).	1,263	744
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008 and 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 and 25,583 shares issued as of December 31, 2008 and 2009, respectively, and 22,645 and 22,776 shares outstanding as of December 31, 2008 and 2009, respectively	2	2
Additional paid-in capital	337,707	343,040
Accumulated deficit	(263,333)	(256,056)
Treasury stock, 2,793 and 2,807 shares at cost as of December 31, 2008 and 2009, respectively	(76,670)	(76,186)
Accumulated other comprehensive income	48	—

Total stockholders' equity (deficit)	(2,246)	10,800

Total liabilities and stockholders' equity (deficit)	$181,136	$216,500

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31
	2007	2008	2009
		(Restated)
Revenue, net
Direct	$197,088	$173,687	$150,901
Fulfillment partner	568,814	656,163	725,868

Total net revenue	765,902	829,850	876,769

Cost of goods sold
Direct(1)	168,008	153,967	130,890
Fulfillment partner	473,344	531,647	581,127

Total cost of goods sold	641,352	685,614	712,017

Gross profit	124,550	144,236	164,752

Operating expenses:
Sales and marketing(1)	55,458	57,668	55,549
Technology(1)	59,453	56,677	52,336
General and administrative(1)	41,976	39,348	48,906
Restructuring	12,283	(299)	(66)

Total operating expenses	169,170	153,394	156,725

Operating income (loss)	(44,620)	(9,158)	8,027
Interest income	4,788	3,163	170
Interest expense	(4,188)	(3,565)	(3,470)
Other income (expense), net	(92)	(1,446)	3,277

Income (loss) from continuing operations before income taxes	(44,112)	(11,006)	8,004

Provision for income taxes	—	—	(257)

Income (loss) from continuing operations	(44,112)	(11,006)	7,747
Loss from discontinued operations (Note 5)	(3,924)	—	—

Net income (loss)	(48,036)	(11,006)	7,747

Deemed dividend related to redeemable common stock	—	(77)	(48)

Net income (loss) attributable to common shares	$(48,036)	$(11,083)	$7,699

Net income (loss) per common share—basic:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(1.86)	$(0.48)	$0.34

Loss from discontinued operations	(0.17)	—	—

Net income (loss) attributable to common shares—basic	(2.03)	(0.48)	0.34

Weighted average common shares outstanding—basic	23,704	22,901	22,821
Net income (loss) per common share—diluted:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(1.86)	$(0.48)	$0.33

Loss from discontinued operations	(0.17)	—	—

Net income (loss) attributable to common shares—diluted	(2.03)	(0.48)	0.33

Weighted average common shares outstanding—diluted	23,704	22,901	23,067

(1)
Includes stock-based compensation as follows (Note 20):

Cost of goods sold—direct	$460	$198	$167
Sales and marketing	336	347	634
Technology	764	870	961
General and administrative	2,601	2,216	3,023

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
and Comprehensive Income (Loss)

(in thousands)

	Common stock				Treasury stock
			Additional Paid-in Capital	Accumulated Deficit			Accumulated Other Comprehensive Income (loss)
	Shares	Amount			Shares	Amount		Total
Balances at December 31, 2006	25,069	$2	$325,771	$(204,291)	1,654	$(64,983)	$(132)	$56,367
Stock-based compensation to employees and directors	—	—	4,522	—	—	—	—	4,522
Stock-based compensation to consultants in exchange for services	—	—	189	—	—	—	—	189
Stock based compensation related to performance shares	—	—	1,000	—	—	—	—	1,000
Exercise of stock options	354	—	3,230	—	—	—	—	3,230
Treasury stock issued for 401(k) matching contribution	—	—	(391)	—	(26)	885	—	494
Treasury stock issued for prior-year 401(k) matching contribution	—	—	(412)	—	(23)	820	—	408
Comprehensive loss:
Net loss	—	—	—	(48,036)	—	—	—	(48,036)
Unrealized gain on marketable securities	—	—	—	—	—	—	41	41
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)

Total comprehensive loss	—	—	—	—	—	—	—	(47,998)

Balances at December 31, 2007	25,423	$2	$333,909	$(252,327)	1,605	$(63,278)	$(94)	$18,212

Stock-based compensation to employees and directors (Restated)	—	—	4,372	—	—	—	—	4,372
Stock-based compensation to consultants in exchange for services	—	—	259	—	—	—	—	259
Stock based compensation related to performance shares	—	—	(1,000)	—	—	—	—	(1,000)
Exercise of stock options	113	—	1,471	—	—	—	—	1,471
Purchase of treasury stock	—	—	—	—	1,190	(13,452)	—	(13,452)
Treasury stock issued for 401(k) matching contribution	—	—	(41)	—	(2)	60	—	19
Issuance of redeemable common stock (Restated) (Note 18)	(155)	—	(2,386)	—	—	—	—	(2,386)
Lapse of rescission rights of redeemable stock (Restated) (Note 18)	57	—	1,200	—	—	—	—	1,200
Deemed dividend related to redeemable common stock (Restated) (Note 18)		—	(77)	—	—	—	—	(77)
Comprehensive loss:
Net loss (Restated)	—	—	—	(11,006)	—	—	—	(11,006)
Unrealized gain on marketable securities	—	—	—	—	—	—	48	48
Cumulative translation adjustment	—	—	—	—	—	—	94	94

Total comprehensive loss (Restated)	—	—	—	—	—	—	—	(10,864)

Balances at December 31, 2008 (Restated)	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)

Stock-based compensation to employees and directors	—	—	4,775	—	—	—	—	4,775
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Common stock issued upon vesting of restricted stock	110	—	—	—	—	—	—	—
Exercise of stock options	2	—	29	—	—	—	—	29
Purchase of treasury stock	—	—	—	—	36	(340)	—	(340)
Treasury stock issued for 401(k) matching contribution	—	—	—	(470)	(22)	824	—	354
Issuance of redeemable common stock (Note 18)	(39)	—	(400)	—	—	—	—	(400)
Lapse of rescission rights of redeemable stock (Note 18)	72	—	967	—	—	—	—	967
Deemed dividend related to redeemable common stock (Note 18)		—	(48)	—	—	—	—	(48)
Comprehensive income:
Net income	—	—	—	7,747	—	—	—	7,747
Reclassification adjustment included in net income	—	—	—	—	—	—	(48)	(48)

Total comprehensive income	—	—	—	—	—	—	—	7,699

Balances at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31
	2007	2008	2009
		(Restated)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(48,036)	$(11,006)	$7,747
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	3,924	—	—
Depreciation and amortization	29,495	22,968	12,883
Realized loss on marketable securities	—	334	48
Loss on settlement of notes receivable (Note 5)	—	3,929	—
Loss on disposition of fixed assets	1	140	183
Stock-based compensation to employees and directors	4,522	4,372	4,775
Stock-based compensation to consultants for services	189	259	10
Stock-based compensation relating to performance share plan	(550)	(1,000)	—
Amortization of debt discount	344	334	331
Gain from early extinguishment of debt	—	(2,849)	(2,810)
Asset impairment	2,169	—	—
Restructuring charges (reversals)	10,114	(299)	(66)
Notes receivable accretion	(272)	(545)	—
Changes in operating assets and liabilities, net of effect of discontinued operations:
Restricted cash	3,636	4,372	(152)
Accounts receivable, net	4,822	4,654	(4,540)
Inventories, net	(1,773)	3,790	1,344
Prepaid inventory, net	(1,331)	2,177	(2,118)
Prepaids and other assets	(52)	(2,027)	(604)
Other long-term assets, net	471	(516)	(120)
Accounts payable	11,849	(10,774)	18,642
Accrued liabilities	(5,414)	(7,636)	9,131
Deferred revenue	(255)	(3,733)	1,433
Other long-term liabilities	(193)	(500)	—

Net cash provided by operating activities of continuing operations	13,660	6,444	46,117

Cash flows from investing activities of continuing operations:
Purchases of marketable securities	(75,217)	(35,548)	—
Maturities of marketable securities	29,258	64,542	—
Sale of marketable securities prior to maturity	—	7,740	8,893
Expenditures for fixed assets, including internal-use software and website development	(2,643)	(18,707)	(7,275)
Proceeds from the sale of discontinued operations, net of cash transferred	9,892	—	—
Collection of note receivable	5,196	1,506	1,250

Net cash provided by (used in) investing activities of continuing operations	(33,514)	19,533	2,868

Cash flows from financing activities of continuing operations:
Payments on capital lease obligations	(5,261)	(3,796)	(348)
Drawdowns on line of credit	2,423	12,963	1,612
Payments on line of credit	(2,423)	(12,963)	(1,612)
Capitalized financing costs	—	—	(245)
Paydown on direct financing arrangement	—	—	(218)
Payments to retire convertible senior notes	—	(6,550)	(4,563)
Purchase of treasury stock	—	(13,452)	(340)
Exercise of stock options	3,230	1,471	29

Net cash used in financing activities of continuing operations	(2,031)	(22,327)	(5,685)

Effect of exchange rate changes on cash	(3)	—	—
Cash used in operating activities of discontinued operations	(204)	—	—
Cash used in investing activities of discontinued operations	(53)	—	—

Net increase (decrease) in cash and cash equivalents	(22,145)	3,650	43,300
Less change in cash and cash equivalents from discontinued operations	257	—	—
Cash and cash equivalents, beginning of period	114,695	92,807	96,457

Cash and cash equivalents, end of period from continuing operations	$92,807	$96,457	$139,757

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$3,882	$3,390	$3,006
Non-cash investing and financing activities:
Equipment and software acquired under capital lease obligations	$—	$—	$1,632
Tenant improvements acquired under other obligation	$—	$1,864	$—
Promissory notes received for sale of discontinued operations	$6,000	$—	$—
Issuance of redeemable common stock	$—	$2,386	$400
Lapse of rescission rights of redeemable stock	$—	$1,200	$967
Issuance of common stock from treasury for 401(k) matching contribution	$494	$19	$354
Prior year discretionary 401(k) contribution settled in treasury stock	$408	$—	$—

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

        Overstock.com, Inc. (the "Company") is an online "closeout" retailer offering discount, brand-name merchandise for sale primarily over the Internet. The Company's merchandise offerings include bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. The Company also sells books, magazines, CDs, DVDs and video games ("BMMG"). As part of its Website, the Company also offers an online auction service, which acts as an online marketplace for the buying and selling of goods and services, as well as an online site for listing cars and homes for sale. In October 2009, the Company launched O.biz, a website where customers can shop for bulk and business related items.

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

        The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue (see "Note 25—Business Segments").

2. ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements include the accounts of the Company's OTravel subsidiary through April 25, 2007 and the Company's Overstock Mexico, S. de R. L. de C.V. subsidiary through October 24, 2008 (see "Note 5—Acquisition and Subsequent Discontinued Operations"). All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, valuation of investments, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives and valuation of fixed assets and internally-developed software, valuation of acquired intangibles and goodwill, income taxes, stock-based compensation, restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

        The Company classifies all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of December 31, 2008 and 2009 are $97.4 million and $129.2 million, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Restricted cash

        The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2008 and 2009, restricted cash was $4.3 million and $4.4 million and was held primarily in money market accounts.

Marketable securities

        Marketable securities consist of funds deposited into capital management accounts at one financial institution. The Company generally invests excess cash in short- to intermediate-term fixed income securities and money market mutual funds, including municipal, government and corporate bonds which are classified as available-for-sale marketable securities on the consolidated balance sheets and are reported at fair value using the specific identification method. Realized gains and losses are included in other income (expense), net in the consolidated statements of operations. Unrealized gains and losses are excluded from earnings and reported as a component of accumulated other comprehensive income (loss), net of related tax effect.

        The Company periodically evaluates whether declines in fair values of its investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, including quoted market prices, if available, other publicly available information, or other conditions that bear on the value of its investments. At December 31, 2008, gross unrealized gains on marketable securities were $48,000. The Company recorded an "other than temporary" impairment of marketable securities of $300,000 and realized losses of $34,000 during the year ended December 31, 2008 and realized losses of $48,000 during the year ended December 31, 2009. The Company had no marketable securities at December 31, 2009.

Fair value of financial instruments

        The Company's financial instruments, including cash, cash equivalents, notes receivable, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

        The Company accounts for its assets using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2008 (in thousands):

	Fair Value Measurements as of December 31, 2008:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$101,678	$101,678	$—	$—
Available-for-sale-securities	8,989	8,989	—	—

Total assets	$110,667	$110,667	$—	$—

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$133,583	$133,583	$—	$—

Liabilities:
Restructuring accrual(1)	$2,685	$—	$—	$2,685

(1)
The fair value was determined based on the income approach, in which the Company used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the Level 3 roll forward related to the restructuring accrual at Note 4—Restructuring Expense.

        The estimated fair value of the Company's 3.75% Convertible Senior Notes due 2011 ("Senior Notes") outstanding at December 31, 2008 and December 31, 2009 was $38.1 million on a carrying value of $66.6 million and $53.6 million on a carrying value of $59.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Accounts receivable

        Accounts receivable consist principally of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

        From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs credit evaluations of its customers' financial condition

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

and payment history and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of all accounts receivable. The allowance for doubtful accounts receivable was $1.6 million and $1.7 million at December 31, 2008 and 2009, respectively.

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of 90 days or less. At December 31, 2008 and 2009, two banks held the Company's cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, investment securities, and receivables. The Company invests its cash primarily in money market securities which are uninsured.

        The Company's accounts receivable are derived primarily from revenue earned from customers located in the United States. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

Inventories

        Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out ("FIFO") method of accounting, and are valued at the lower of cost or market. The Company establishes allowances for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. Once established, the original cost of the inventory less the related allowance represents the new cost basis of such products. Reversal of these allowances is recognized only when the related inventory has been sold or scrapped.

Prepaid inventory, net

        Prepaid inventory represents inventory paid for in advance of receipt. Prepaid inventory at December 31, 2008 and 2009 was $761,000 and $2.9 million respectively.

Prepaids and other assets

        Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance and other miscellaneous costs. Total prepaids and other assets at December 31, 2008 and 2009 were $9.6 million and $10.3 million, respectively.

Fixed Assets

        Fixed assets, which include assets such as furniture and fixtures, technology infrastructure, internal-use software and website development, are recorded at cost and depreciated or amortized

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-3
Computer hardware	3
Furniture and equipment	3-5

        Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives. Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
		(Restated)
Cost of goods sold—direct	$1,882	$1,674	$1,264
Sales and marketing	—	—	—
Technology	27,507	21,140	10,943
General and administrative	106	154	676

Total depreciation and amortization, including internal-use software and website development	$29,495	$22,968	$12,883

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

        During the year ended December 31, 2008 and 2009, the Company capitalized $9.0 million and $5.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $11.6 million and $6.0 million for those respective periods. The decrease in costs associated with internal-use software and website development is primarily related to a greater number of software licenses purchased in 2008 compared to 2009.

Leases

        The Company accounts for its lease agreements as either operating or capital leases depending on certain defined criteria. On certain of its lease agreements, the Company may receive rent holidays and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Treasury stock

        The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders' equity (deficit).

Other long-term assets

        Other long-term assets include long-term prepaid expenses and deposits.

Impairment of long-lived assets

        The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. The Company did not record any impairment of long-lived assets during 2007, 2008 and 2009.

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

        In conjunction with the discontinuance of the Company's travel subsidiary ("OTravel"), the Company performed an evaluation of the goodwill associated with the reporting unit and determined that goodwill of approximately $3.8 million was impaired in 2007 (see "Note 5—Acquisition and Subsequent Discontinued Operations"). The Company evaluated its goodwill as of December 31, 2008 and 2009 and determined that no impairment charge should be recorded.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Revenue recognition

        The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses, and from advertising on its shopping pages. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and fulfillment partner revenue (see Note 25—"Business Segments").

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

Co-branded Credit Card

        During the years ended December 31, 2007, 2008 and 2009, the Company had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid the Company fees for new accounts, renewed accounts and for card usage. New and renewed account fees are recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs. The Company's co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Direct revenue

        Direct revenue consists of merchandise sold through the Company's Website to individual consumers and businesses that is fulfilled from its leased warehouses.

Fulfillment partner revenue

        Fulfillment partner revenue is derived from merchandise sales through the Company's Website which fulfillment partners ship directly to consumers and businesses from warehouses maintained by the fulfillment partners.

        The Company provides an online auction service on its Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where the Company auction-lists returned merchandise, the Company is not the seller of auction-listed items and has no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period these items are listed or sold on a net basis. The revenue for the merchandise returned that the Company sells at auction is recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

        The Company provides an online site for listing cars for sale as a part of its Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from its cars listing business is recorded net and is included in the fulfillment partner segment.

        The Company provides an online site for listing real estate for sale as a part of its Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is recorded net and is included in the fulfillment partner segment.

        Total revenue from Auctions, Cars and Real Estate businesses was $1.4 million, $1.0 million and $2.1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

International business

        The Company began selling products through its Website to customers outside the United States in August 2008. As of December 31, 2009, the Company was selling to customers in 58 countries. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company's leased warehouses or from a fulfillment partner.

        Total revenue from International sales was $1.3 million and $5.1 million for the years ended December 31, 2008 and 2009, respectively.

        In September 2009, the Company began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from the Company's leased warehouses. The Company pays the consignment supplier upon sale of the consigned merchandise to the consumer.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        In October 2009, the Company introduced O.biz, a website where customers and businesses can shop for bulk and business related items, while offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory.

Deferred revenue

        Customer orders are recorded as deferred revenue prior to estimated delivery of products ordered or services rendered. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue is recognized upon redemption. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote based on the Company's historical redemption experience. The Company considers the likelihood of redemption to be remote after 36 months.

Sales returns allowance

        The Company inspects all returned items when they arrive at its processing facility. The Company will refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or there has been a Company error, such as shipping the wrong product.

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

        If the Company's customer returns an item that has been opened or shows signs of wear, it will issue a partial refund minus both the original shipping charge and return shipping fees.

        Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company's actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The sales returns allowance was $16.2 million at December 31, 2008 and $11.9 million at December 31, 2009.

Credit card chargeback allowance

        Revenue is recorded net of credit card chargebacks. The Company maintains an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $365,000 at December 31, 2008, and $139,000 at December 31, 2009.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Valuation of inventories

        The Company writes down its inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of these allowances is recognized only when the related inventory has been sold or scrapped. At December 31, 2008, the Company's inventory balance was $24.7 million (including $9.8 million of inventory in-transit), net of allowance for obsolescence or damaged inventory of $2.1 million. At December 31, 2009, the Company's inventory balance was $23.4 million (including $8.0 million of inventory in-transit), net of allowance for obsolescence or damaged inventory of $2.2 million.

Cost of goods sold

        Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Fulfillment costs include warehouse handling labor costs, fixed warehouse costs, credit card fees and customer service costs. Cost of goods sold, including product cost and other costs and fulfillment costs are as follows (in thousands):

	Year ended December 31,
	2007		2008		2009
			(Restated)
Total net revenue	$765,902	100%	$829,850	100%	$876,769	100%

Cost of goods sold
Product costs and other cost of goods sold	594,276	78%	638,368	77%	664,537	76%
Fulfillment costs	47,076	6%	47,246	6%	47,480	5%

Total cost of goods sold	641,352	84%	685,614	83%	712,017	81%

Gross profit	$124,550	16%	$144,236	17%	$164,752	19%

Advertising expense

        The Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company's Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $51.0 million, $52.8 million and $48.9 million during the years ended December 31, 2007, 2008 and 2009, respectively. Prepaid advertising, which consist primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying Consolidated Balance Sheets) was $877,000 and $1.6 million at December 31, 2008 and 2009, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Stock-based compensation

        The Company measures compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognizes compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards and historical experience. Actual results may differ substantially from these estimates (see "Note 20—Stock Based Awards").

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

Restructuring

        Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Exit or Disposal Cost Obligations, requires that when an entity ceases using a property that is leased under an operating lease before the end of its term contract, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see "Note 4—Restructuring Expense").

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Income taxes

        Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The effect on deferred tax assets and liabilities related to a change in tax rates is recognized in income in the period that includes the enacted date.

        Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and other relevant factors. At December 31, 2008 and 2009, the Company has established a full valuation allowance against its deferred tax assets, net of expected reversals of existing deferred tax liabilities. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, the Company's assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2007	2008	2009
		(Restated)
Income (loss) from continuing operations	$(44,112)	$(11,006)	$7,747
Deemed dividend related to redeemable common stock	—	(77)	(48)
Income (loss) from continuing operations attributable to common shares	$(44,112)	$(11,083)	$7,699

Loss from discontinued operations	(3,924)	—	—
Net income (loss) attributable to common shares	$(48,036)	$(11,083)	$7,699

Weighted average common shares outstanding—basic	23,704	22,901	22,821
Effect of dilutive securities:
Stock options and restricted stock units	—	—	246
Convertible senior notes	—	—	—
Weighted average common shares outstanding—diluted	23,704	22,901	23,067
Net income (loss) per common share—basic:
Income (loss) from continuing operations after dividend related to common stock	$(1.86)	$(0.48)	$0.34

Loss from discontinued operations	$(0.17)	$—	$—

Net income (loss) per common share—basic	$(2.03)	$(0.48)	$0.34

Net income (loss) per common share—diluted:
Income (loss) from continuing operations after dividend related to common stock	$(1.86)	$(0.48)	$0.33

Loss from discontinued operations	$(0.17)	$—	$—

Net income (loss) per common share—diluted	$(2.03)	$(0.48)	$0.33

        The following shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2007	2008	2009
Stock options and restricted stock units	1,200	1,423	740
Performance share plan	376	—	—
Convertible senior notes	1,010	885	787

Accounting pronouncements issued not yet adopted

        In October 2009, the FASB issued Accounting Standards Update 2009-13 ("ASU 2009-13"), which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of ASU 2009-13 on its consolidated financial statements.

        In January 2010, the FASB issued ASU 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on its consolidated financial statements.

Reclassifications

        In the consolidated statement of operations the Company reclassified expense related to a third party technology provider from technology expense to general to administrative expense. For the year ended December 31, 2008, the Company reclassified $1.5 million from technology expense to general to administrative expense.

3. RESTATEMENT OF FINANCIAL STATEMENTS

        On January 29, 2010, the Audit Committee of the Board of Directors concluded, based on the recommendation of management, that the Company would restate (1) its consolidated financial statements for the year ended December 31, 2008 and (2) its quarterly consolidated financial statements for all interim periods for the year ended December 31, 2008 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that the Company pays its drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts the Company paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, the Company applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

  •
  Change in the Company's accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

  •
  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration the Company received from vendors, an increase in inventory, accounts payable and accrued liabilities to record the Company's sales return allowance on a gross basis, an adjustment to the Company's cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

        The effect of the adjustments on the consolidated statement of operations for the year ended December 31, 2008 is to decrease net loss attributable to common shares by $1.6 million. The effect of the adjustments on net loss per common share from continuing operations for the year ended December 31, 2008 is to decrease net loss per common share by $0.07.

        The (increase) decrease to net loss attributable to common shares of the above adjustments is as follows (in thousands):

Year ended December 31, 2008
The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$1,736
The effect of the adjustments related to accounting for certain of the Company's share-based compensation plans.	(350)
The effect of the adjustments related to customer refunds and credits.	(186)
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	298
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	196
The effect of the adjustments related to external audit fees.	(190)
The effect of other miscellaneous adjustments	71

Total impact of the effect of the adjustments	$1,575

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Overstock.com
Consolidated Statement of Operations
(in thousands, except per share data)

	Year ended December 31, 2008
	As Previously Reported	Adjustments	As Restated
Revenue, net
Direct	$174,203	$(516)	$173,687
Fulfillment partner	660,164	(4,001)	656,163

Total net revenue	834,367	(4,517)	829,850

Cost of goods sold
Direct	154,501	(534)	153,967
Fulfillment partner	536,957	(5,310)	531,647

Total cost of goods sold	691,458	(5,844)	685,614

Gross profit	142,909	1,327	144,236

Operating expenses:
Sales and marketing	57,634	34	57,668
Technology	57,815	(1,138)	56,677
General and administrative	38,373	975	39,348
Restructuring	—	(299)	(299)

Total operating expenses	153,822	(428)	153,394

Operating loss	(10,913)	1,755	(9,158)
Interest income	3,163	—	3,163
Interest expense	(3,462)	(103)	(3,565)
Other income (expense), net	(1,446)	—	(1,446)

Net loss	(12,658)	1,652	(11,006)

Deemed dividend related to redeemable common stock	—	(77)	(77)

Net loss attributable to common shares	$(12,658)	$1,575	$(11,083)

Net loss per common share—basic and diluted:
Loss from continuing operations after dividend realted to common stock	$(0.55)	$0.07	$(0.48)

Net loss per common share—basic and diluted	$(0.55)	$0.07	$(0.48)

Weighted average common shares outstanding—basic and diluted	22,901		22,901

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Overstock.com
Consolidated Balance Sheet
(in thousands)

	December 31, 2008
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$100,577	$(4,120)	$96,457
Restricted cash	—	4,262	4,262
Marketable securities	8,989	—	8,989
Accounts receivable, net	6,985	115	7,100
Notes receivable	1,250	—	1,250
Inventories, net	17,723	6,996	24,719
Prepaid inventory, net	761	—	761
Prepaids and other assets	9,694	(142)	9,552

Total current assets	145,979	7,111	153,090
Fixed assets, net	23,144	1,580	24,724
Goodwill	2,784	—	2,784
Other long-term assets, net	538	—	538

Total assets	$172,445	$8,691	$181,136

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$62,120	$(4,139)	$57,981
Accrued liabilities	25,154	8,943	34,097
Deferred revenue	19,026	206	19,232

Total current liabilities	106,300	5,010	111,310
Other long-term liabilities	2,572	1,679	4,251
Convertible senior notes, net	66,558	—	66,558

Total liabilities	175,430	6,689	182,119

Redeemable common stock, $0.0001 par value, 98 shares outstanding as of December 31, 2008	—	1,263	1,263
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of December 31, 2008	—	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,438 shares issued and 22,645 shares outstanding as of December 31, 2008	2	—	2
Additional paid-in capital	338,620	(913)	337,707
Accumulated deficit	(264,985)	1,652	(263,333)
Treasury stock, 2,793 shares at cost as of December 31, 2008	(76,670)	—	(76,670)
Accumulated other comprehensive income	48	—	48

Total stockholders' deficit	(2,985)	739	(2,246)

Total liabilities and stockholders' equity (deficit)	$172,445	$8,691	$181,136

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Overstock.com
Consolidated Statement of Cash Flows
(in thousands)

	Year Ended December 31, 2008
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(12,658)	$1,652	$(11,006)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization, including internal-use software and website development	22,667	301	22,968
Realized loss on marketable securities	334	—	334
Loss on settlement of notes receivable	3,929	—	3,929
Loss on disposition of fixed assets	140	—	140
Stock-based compensation to employees and directors	4,022	350	4,372
Stock-based compensation to consultants for services	259	—	259
Stock-based compensation relating to performance share plan	(1,000)	—	(1,000)
Issuance of common stock from treasury for 401(k) matching contribution	19	(19)	—
Amortization of debt discount	334	—	334
Gain from early extinguishment of debt	(2,849)	—	(2,849)
Restructuring charges	—	(299)	(299)
Notes receivable accretion	(545)	—	(545)
Changes in operating assets and liabilities:
Restricted cash	—	4,372	4,372
Accounts receivable, net	4,769	(115)	4,654
Inventories, net	7,920	(4,130)	3,790
Prepaid inventory, net	2,177	—	2,177
Prepaids and other assets	(2,122)	95	(2,027)
Other long-term assets, net	(516)	—	(516)
Accounts payable	(8,238)	(2,536)	(10,774)
Accrued liabilities	(12,281)	4,645	(7,636)
Deferred revenue	(3,939)	206	(3,733)
Other long-term liabilities	(462)	(38)	(500)

Net cash provided by operating activities	1,960	4,484	6,444

Cash flows from investing activities:
Purchases of marketable securities	(35,548)	—	(35,548)
Maturities of marketable securities	64,542	—	64,542
Sales of marketable securities prior to maturity	7,740	—	7,740
Expenditures for fixed assets, including internal-use software and website development	(18,690)	(17)	(18,707)
Collection of note receivable	1,506	—	1,506

Net cash provided by investing activities	19,550	(17)	19,533

Cash flows from financing activities:
Payments on capital lease obligations	(3,796)	—	(3,796)
Drawdowns on line of credit	12,963	—	12,963
Paydowns on line of credit	(12,963)	—	(12,963)
Payments to retire convertible senior notes	(6,550)	—	(6,550)
Purchase of treasury stock	(13,452)	—	(13,452)
Exercise of stock options	1,471	—	1,471

Net cash used in financing activities	(22,327)	—	(22,327)

Net decrease in cash and cash equivalents	(817)	4,467	3,650
Cash and cash equivalents, beginning of year	101,394	(8,587)	92,807

Cash and cash equivalents, end of year	$100,577	$(4,120)	$96,457

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

4. RESTRUCTURING ACCRUAL

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

        Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program were as follows (in thousands):

	Balance 12/31/2007	Accretion Expense	Net Cash Payments	Adjustments	Balance 12/31/2008	Accretion Expense	Net Cash Payments	Adjustments	Balance 12/31/2009
					(Restated)
Lease and contract termination costs	$4,035	$351	$(1,099)	$(299)	$2,988	$285	$(522)	$(66)	$2,685

        Under the restructuring program, the Company recorded $12.3 million of restructuring charges for the year ended December 31, 2007. There were no restructuring charges during the year ended December 31, 2008 and 2009. The Company reversed approximately $299,000 and $66,000 of the lease termination costs liability during the years ended December 31, 2008 and 2009, respectively, due to changes in the estimate of the sublease income.

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

        During the fourth quarter of 2006, in conjunction with the facilities consolidation and restructuring program described in Note 4, management decided to sell OTravel. The Company evaluated its plan to sell OTravel in accordance with ASC Topic 360-10-15, Impairment or Disposal of Long-Lived Assets ("ASC 360"), which requires that long-lived assets be classified as held for sale.

        The Company also determined that the OTravel subsidiary met the definition of a "component of an entity" and has been accounted for as a discontinued operation under ASC Topic 360. The results of operations for this subsidiary have been classified as discontinued operations until its sale on April 25, 2007. In conjunction with the discontinuance of OTravel, the Company performed an evaluation of the goodwill associated with the reporting unit pursuant to ASC 350, Intangibles—Goodwill and Other ("ASC 350") and ASC 360 and determined that goodwill of approximately $4.5 million was impaired as of December 31, 2006, based on a non-binding letter of intent from a third party to purchase this business. During the quarter ended March 31, 2007, the Company received a revised offer from this third party to purchase its OTravel business and, in April 2007, the Company completed the sale of OTravel under these revised terms. Accordingly, the Company evaluated its goodwill as of March 31, 2007 and, based on the estimated fair value of the discounted cash flows of the net proceeds from the sale, determined that an additional $3.8 million of goodwill was impaired.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. ACQUISITION AND SUBSEQUENT DISCONTINUED OPERATIONS (Continued)

        The following table is a summary of the Company's discontinued operations for the period ended April 25, 2007 (in thousands):

Year-to-date period ended April 25, 2007
Sales	$2,226
Cost of sales	(650)

Gross profit	1,576
Sales and marketing	(447)
Technology	(60)
General and administrative	(1,152)
Goodwill impairment	(3,841)

Loss from discontinued operations	$(3,924)

        In 2007, the Company completed the sale of OTravel.com to Castles Travel, Inc., an affiliate of Kinderhook Industries, LLC, and Castles Media Company LLC, for $17.0 million. The Company received cash proceeds, net of cash transferred, of $9.9 million and two $3.0 million promissory notes. The $3.0 million senior note matured three years from the closing date and bore interest, payable quarterly, of 4.0%, 10.0% and 14.0% per year in the first, second and third years, respectively. The $3.0 million junior note matured five years from the closing date and bore interest of 8.0% per year, compounded annually, and was payable in full at maturity.

        On January 21, 2009, the Company entered into a Note Purchase Agreement to settle the senior and junior promissory notes to Castles Travel, Inc. for approximately $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million during the year ended December 31, 2008.

6. MARKETABLE SECURITIES

        The Company's marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity (deficit), net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and recognized in the statement of operations.

        The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company recorded an "other than temporary" impairment of marketable securities of $300,000 and realized losses of $34,000 during the year ended December 31, 2008. The Company had no marketable securities at December 31, 2009.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

6. MARKETABLE SECURITIES (Continued)

        The following table summarizes the Company's marketable security investments as of December 31, 2008 (in thousands):

	Cost	Net Unrealized Gains	Estimated Fair Market Value
Marketable securities:
U.S. Agency Securities	$8,941	$48	$8,989

        The components of realized losses on sales and impairment of marketable securities for the years ended December 31, 2007, 2008 and 2009 were (in thousands):

	Years ended December 31,
	2007	2008	2009
Net realized loss on sales of marketable securities	$—	$(334)	$(48)

7. OTHER COMPREHENSIVE LOSS

        The Company's comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
		(Restated)
Net income (loss)	$(48,036)	$(11,006)	$7,747
Net unrealized gain on marketable securities	41	48	—
Reclassification adjustment included in net income	—	—	(48)
Cumulative translation adjustment	(3)	94	—

Comprehensive income (loss)	$(47,998)	$(10,864)	$7,699

8. ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Credit card receivable	$4,057	$5,949
Accounts receivable, other	4,637	7,421

	8,694	13,370
Less: allowance for doubtful accounts	(1,594)	(1,730)

Accounts receivable, net	$7,100	$11,640

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

9. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Product inventory	$14,936	$15,357
Inventory in-transit	9,783	8,018

Total inventories	$24,719	$23,375

10. PREPAIDS AND OTHER ASSETS

        Prepaids and other assets consist of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Prepaid maintenance	$5,039	$6,628
Prepaid advertising	1,786	2,255
Prepaid other	2,727	1,392

Total prepaids and other assets	$9,552	$10,275

11. FIXED ASSETS

        Fixed assets consist of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Computer hardware and software, including internal-use software and website development	$109,398	$113,315
Furniture and equipment	12,288	12,389
Leasehold improvements	3,549	3,820

	125,235	129,524
Less: accumulated depreciation and amortization	(100,511)	(108,906)

Total fixed assets	$24,724	$20,618

        Depreciation and amortization of property and equipment totaled $29.5 million, $23.0 million, and $12.9 million for the years ended December 31, 2007, 2008 and 2009, respectively. Fixed assets included assets under capital leases of $19.8 million and $1.7 million at December 31, 2008 and 2009, and accumulated amortization related to assets under capital leases of $19.3 million and $335,000 at December 31, 2008 and 2009, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following (in thousands):

	December 31,
	2008	2009
Prepaid expenses, long-term portion	$515	$577
Deposits and other	23	181

Total other long-term assets	$538	$758

13. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Accrued payroll and other related costs	$3,918	$13,094
Allowance for returns	16,233	11,924
Accrued marketing expenses	3,949	3,588
Accounts payable accrual	3,072	3,470
Accrued professional expenses	861	2,768
Accrued freight	881	1,496
Inventory received but not invoiced	1,663	1,173
Accrued taxes	526	1,086
Short term portion of restructuring accrual (Note 4)	415	567
Credit card processing fee accrual	445	539
Other accrued expenses	2,134	3,591

Total accrued liabilities	$34,097	$43,296

14. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31,
	2008	2009
	(Restated)
Payments owed or received prior to product delivery	$14,383	$15,566
Unredeemed gift cards	3,522	4,009
Club O membership fees and other	1,327	1,090

Total deferred revenue	$19,232	$20,665

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. BORROWINGS

Wells Fargo Credit Agreement

        The Company's credit agreement (as amended, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided a revolving line of credit to the Company of up to $30.0 million which the Company used primarily to obtain letters of credit to support inventory purchases. Interest on borrowings was payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.50%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank.

        Borrowings and outstanding letters of credit under the Credit Agreement were required to be completely collateralized by cash balances held at Wells Fargo Bank, N.A, and therefore the facility did not provide additional liquidity to the Company.

        On December 23, 2009, the Company terminated its credit facility with Wells Fargo Bank, National Association, subject to provisions relating to outstanding letters of credit issued by Wells Fargo for its account and other transitional provisions. On December 31, 2009, per the provisions relating to the outstanding letters of credit, the letters of credit issued by Wells Fargo expired on December 31, 2009, and were replaced by $2.6 million of letters of credit issued by U.S. Bank National Association ("U.S. Bank") on behalf of the Company.

Wells Fargo Retail Finance Agreement

        On January 6, 2009, the Company entered into an Amended and Restated Loan and Security Agreement (the "Agreement") with Wells Fargo Retail Finance, LLC ("WFRF"). The Agreement replaced the Company's Loan and Security Agreement dated December 12, 2005 with WFRF, which had previously been amended and had terminated in accordance with its terms.

        On August 3, 2009, the Company terminated the WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement

        The Company had a commercial purchasing card agreement (the "Purchasing Card") with Wells Fargo Bank, National Association ("Wells Fargo"). The Company used the Purchasing Card for business purpose purchasing and was required to pay it in full each month. The Company was required to maintain a cash balance of $1.4 million at Wells Fargo Bank, N.A. as collateral for the Purchasing Card, and these amounts are included in Restricted cash in the accompanying consolidated balance sheets, and therefore the facility did not provide additional liquidity to the Company. At December 31, 2008 and 2009, $436,000 and $1.0 million, respectively, was outstanding. No further amounts were available under the Purchasing Card as of December 31, 2009.

U.S. Bank Financing Agreement

        On December 23, 2009, the Company entered into a Financing and Security Agreement dated December 22, 2009 (the "Financing Agreement") with U.S. Bank. The Financing Agreement replaces the credit agreement with Wells Fargo.

        The Financing Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of (i) up to $10 million for cash-collateralized advances, and (ii) up to

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. BORROWINGS (Continued)

$10 million for advances supported by the Company's non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. The Company's obligations under the Financing Agreement and all related agreements are secured by all or substantially all of the Company's assets, excluding its interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to the Company as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

        The Company's failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a "triggering event" under the Financing Agreement. If a triggering event occurs, the Company would become subject to financial covenants (i) limiting the Company's capital expenditures to $20 million annually, and (ii) requiring the Company to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to the Company under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of December 31, 2009, the Company had $20.0 million in compensating cash balances held at U.S. Bank.

        Subject to certain interest rate floors and other exceptions, advances under the Financing Agreement bear interest at either (a) Libor plus 1% for cash-collateralized financing, including letters of credit, or (b) Libor plus 2.5% for non cash- collateralized advances. The default rate of interest is 2.0% per annum over the otherwise applicable interest rate. An unused line fee of 0.375% is payable annually on the unused portion of the $10 million portion of the facility available for non cash-collateralized advances.

        The Financing Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit the Company's ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of its capital stock or other securities, (g) change its capital structure or issue any new class of capital stock, (h) change its business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change its fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) make payments except regularly scheduled interest payments on its convertible debt or, after the occurrence of a triggering event, repurchase, redeem, defease, or acquire its convertible debt, (m) permit judgments to be rendered against it in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (n) take certain actions regarding its receivables, and (o) take certain actions regarding its inventory.

        With certain exceptions, a termination fee of up to 1.0% of the non cash-collateralized portion of the facility is payable by the Company if the Company terminates the facility prior to its stated termination date.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. BORROWINGS (Continued)

        At December 31, 2009, no amounts were outstanding under the Financing Agreement, and letters of credit totaling $2.6 million were issued on behalf of the Company collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

        On December 16, 2009, the Company entered into a commercial purchasing card agreement (the "Purchasing Card") with U.S. Bank National Association ("U.S. Bank"). The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

3.75% Convertible Senior Notes

        In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the "Senior Notes"). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest rate method. For the years ended December 31, 2007, 2008 and 2009, respectively, the Company recorded amortization of discount and debt issuance costs totaling $334,000, $334,000 and $331,000. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

        On January 14, 2008 and February 17, 2009, the Board of Directors approved two debt repurchase programs that authorized the Company to use up to an additional $20.0 million in cash under each program to repurchase a portion of its Senior Notes. The Company retired $9.5 million of the Senior Notes during the third quarter of 2008 for $6.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $142,000 of associated unamortized discount. For the year ended December 31, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000 (see Note 19—

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. BORROWINGS (Continued)

"Stock and Debt Repurchase Program"). As of December 31, 2009, a face amount of $60.0 million of the Senior Notes remain outstanding with a carrying amount of $59.5 million and $528,000 of debt discount.

        In May 2008, the FASB issued ASC Topic 470-20, Debt with Conversion and Other Options ("ASC 470-20"), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. ASC 470-20 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflect the issuer's non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. ASC 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of ASC 470-20 did not have a material impact on the consolidated financial statements.

Capital leases

        The Company leased certain software and computer equipment during the year ended December 31, 2009, under non-cancelable leases that expire on various dates through 2012.

        Software and equipment acquired under capital leases totaled $19.8 million and $1.7 million, with accumulated amortization of $19.3 million and $335,000 at December 31, 2008 and 2009. Depreciation expense for assets recorded under capital leases was $3.9 million and $335,000 for the years ended December 31, 2008 and 2009, respectively.

        Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2010	$646
2011	793
2012	116

Total minimum lease payments	1,555
Less: amount representing interest	229

Present value of capital lease obligations	1,326
Less: current portion	520

Capital lease obligations, non-current	$806

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

        The Company currently leases office and warehouse space and computer equipment. Minimum future payments under all operating leases as of December 31, 2009, are as follows (in thousands):

Payments due by period
2010	$8,534
2011	8,490
2012	7,948
2013	7,305
2014	7,499
Thereafter	7,264

$47,040

        Rental expense for operating leases totaled $11.6 million, $9.1 million and $7.5 million for the years ended December 31, 2007, 2008 and 2009, respectively. Estimated sublease income of $4.6 million is expected over the next five years of which $1.3 million is anticipated to be received in the next twelve months.

        The Company incurred $2.7 million of leasehold improvements related to the build out of a call center at one of its leased facilities in 2008. The Company paid cash of $1.0 million and financed the remaining $1.7 million for leasehold improvements through increased rent payments to the landlord which it has recorded in other long-term liabilities. Minimum future payments above include amounts required to satisfy this liability.

Legal Proceedings

        From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of the Company's business and the sale of products on the Company's Website. In connection with such litigation, the Company may be subject to significant damages or equitable remedies. Such litigation could be costly and time consuming and could divert its management and key personnel from its business operations. The Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements or business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company's business, results of operations, financial position, or cash flows.

        On August 11, 2005, along with shareholder plaintiffs, the Company filed a complaint against Gradient Analytics, Inc.; Rocker Partners, LP; Rocker Management, LLC; Rocker Offshore Management Company, Inc. and their respective principals in the Superior Court of California, County of Marin. Subsequently, the Company filed amended complaints alleging libel, intentional interference with prospective economic advantage and violations of California's unfair business practices act and also adding as defendants Cathy Longinotti, Mark Montgomery, Phillip Renna and Terrence Warzecha, all former or existing general partners of Copper River Partners, L.P. (formerly known as Rocker Partners, LP). Defendants Longinotti, Renna and Warzecha successfully quashed the summons as to them. On November 9, 2007, Copper River Partners, L.P. filed a cross-complaint against the Company

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

and certain of its current and former directors. The Copper River cross-complaint alleged cross-defendants engaged in violations of California's state securities laws, violations of California's unfair business practices act, tortuous interference with contract and prospective business advantage, and deceit. In January 2008, each of the cross-defendants filed various motions in opposition to this cross-complaint. On April 23, 2008, the court dismissed Copper River's cross claims against various former directors of the Company, and dismissed various claims against the Company in the cross-complaint. The court declined to dismiss Copper River's securities fraud claims and its request for an injunction for unfair business practices against the Company and Patrick Byrne and the claims for tortuous interference with contract and prospective business advantage against the Company, Patrick Byrne and John Fisher, though later all claims against John Fisher were dismissed. On October 10, 2008, the Company and Patrick Byrne reached a confidential settlement agreement with Gradient Analytics and its current and former principals. Shortly thereafter, those claims against those Gradient defendants were dismissed. Subsequently, on December 8, 2009, the Company entered a settlement with the remaining defendants. Under the settlement Copper River Partners, L.P. and Copper River Funds jointly paid the Company $5 million and Copper River Parners L.P. dismissed its claims. Once the Company received payment, the Company dismissed its claims. Following settlement, the court dismissed the case.

        On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company's stock as well as dramatic declines in the share price of the Company's stock. The suit asserts that a persistent large number of "fails to deliver" creates significant downward pressure on the price of a company's stock and that the amount of "fails to deliver" has exceeded the Company's entire supply of outstanding shares. The suit accuses the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California's Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike the Company's complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants' demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants' motion to strike the Company's claims under California's Securities Anti-Fraud statute and defendants' motion to strike the Company's common law punitive damages claims, but granted in part the defendants' motion to strike Overstock's claims under California's Unfair Business Practices Act, while allowing the Company's claims for injunctive relief under California's Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The Company elected not to pursue its claims against Lehman Brothers Holdings

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. Discovery in this case continues. A trial date has been set for September 12, 2011. The Company intends to continue to vigorously prosecute this action.

        On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. The Company has responded to the subpoena and has engaged in resolution discussions with these authorities. The Company received correspondence from the Office of the District Attorney of the County of Monterey in which the respective offices of the various district attorneys have made a collective proposal to resolve the dispute by the Company's payment of $7,500,000 in penalties and reimbursement. The Company disagrees with the proposal and continues to discuss this matter with the authorities involved. The Company believes that it follows industry advertising practices and intends to continue to cooperate with the investigation.

        On May 30, 2008 the Company filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax "nexus" other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to the Company. New York filed a motion to dismiss. The Company responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York's motion to dismiss and denied the Company's motion for summary judgment. On February 12, 2009, the Company filed notice of appeal, and argued the appeal on October 29, 2009. The appeal is still pending before the New York Supreme Court, Appellate Division.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California's Consumer legal Remedies Act and Computer Crime Law. The complaint relates to the Company's use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants' answer, including the Company's answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from the Company. Some parties lodged objections, but the court has accepted the proposed settlement. Unless appealed, we expect the court's acceptance and the administrative details of settlement to be finalized in the coming months. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made.

        On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio's Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company's complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as the Company had not yet been assessed a tax, and it granted the defendants' motions to dismiss. The Company has since received a letter of determination from the Ohio Department of Taxation noting the Department's determination that the Company is required to register for remitting of the Commercial Activity Tax, and owes $612,784 in taxes, interest, and penalties. The Company believes the determinations to be wrong and will vigorously contest the determinations.

        On March 10, 2009, the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a "restocking" charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Company filed a motion to dismiss based upon assertions that the Company's agreement with its customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, the Company asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss was denied, the court stating that the Company's browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, the Company filed a Notice of Appeal of the court's ruling and the appeal is in the briefing stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

        On September 23, 2009 the Company along with 27 other defendants was sued by SpeedTrack, Inc. in the United States District Court in the Northern District of California. The Company is alleged to have infringed a patent covering search and categorization software. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants' complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

        On or about November 11, 2009 Downunder Wireless, LLC filed suit against the Company and 21 other defendants United States District Court in the Eastern District of Texas for infringement of a patent for cell phones with a downward deploying antenna, angled away from the user's face. Other named defendants are retailers or manufacturers of cell phones which allegedly infringe this patent. The Company believes that certain third party vendors of cell phone products sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

        On or about January 15, 2010 the Center for Environmental Health filed suit against the Company and 138 other defendants in Superior Court of California, County of Alameda, for selling handbags

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

that allegedly exceed the allowable lead content limits specified in California Proposition 65. Our supplier of the goods specified in the complaint is providing for our defense in the action pursuant to its contractual indemnification obligations. We have not yet answered the complaint. The parties have entered into a proposed stipulated settlement to be submitted to the court for approval, which would resolve the case without requirement of financial contribution from the Company. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action should the court not approve the settlement proposed.

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

        The Company has received a notice from the Securities and Exchange Commission ("SEC") stating that the SEC is conducting an investigation concerning the Company's previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to the Company's billings to its partners in the fourth quarter of 2008 and related collections, and its accounting for and implementation of software relating to its accounting for customer refunds and credits, including offsets to partners, and related matters. The Company has been and will continue cooperating fully with the investigation.

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

        The Company recognized a reduction in legal expenses during the year ended December 31, 2009 totaling $7.1 million related to the settlement of legal matters.

17. INDEMNIFICATIONS AND GUARANTEES

        During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions, events or contingencies. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware, and various other indemnities undertaken in connection with a variety of service contracts. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. INDEMNIFICATIONS AND GUARANTEES (Continued)

in the accompanying Consolidated Balance Sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

18. STOCKHOLDERS' EQUITY

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on the Company's common stock through December 31, 2009.

Redeemable Common Stock

        In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company's common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at December 31, 2009 with respect to most of the inadvertent issuances. At December 31, 2008 and 2009, approximately 98,000 shares or $1.3 million and 65,000 shares or $744,000 of the Company's common stock plus interest were classified outside stockholders' equity because of the potential rescission rights.

        On August 31, 2009, the Company entered into a Tolling and Standstill Agreement (the "Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the Overstock.com, Inc. 401(k) plan (the "Plan"). The Company entered into the Agreement in order to preserve certain rights, if any, of Plan participants who acquired shares of Overstock.com common stock in the Plan between July 1, 2008 and June 30, 2009. The Company intends to make a rescission offer to affected participants in the Plan who acquired shares of Overstock.com common stock between July 1, 2008 and June 30, 2009, subject to compliance with applicable regulatory requirements.

        Based on the closing price of Overstock common stock of $13.56 at December 31, 2009, the Company anticipates that of the $744,000 of affected stock outstanding as of December 31, 2009, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $169,000 of the stock.

19. STOCK AND DEBT REPURCHASE PROGRAM

        On January 14, 2008, the Company's Board of Directors authorized a repurchase program that allowed the Company to purchase up to $20.0 million of its common stock and or its 3.75% Senior Convertible Notes due 2011 ("Senior Notes") through December 31, 2009. Under this repurchase program, the Company repurchased approximately 1.2 million shares of its common stock in open

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

19. STOCK AND DEBT REPURCHASE PROGRAM (Continued)

market purchases for $13.4 million as of December 31, 2008. In addition, during the year ended December 31, 2008, the Company retired $9.5 million of the Senior Notes for $6.6 million in cash. As a result of the Senior Notes retirements, the Company recognized a gain of $2.8 million, net of the associated unamortized discount of $142,000 for the year ended December 31, 2008. The Company fully used this authorized $20.0 million repurchase program by December 31, 2008.

        On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to an additional $20.0 million in cash to repurchase a portion of its Senior Notes. For the year ended December 31, 2009, the Company retired a total of $7.4 million of its Senior Notes for $4.6 million in cash and recorded a $2.8 million gain, net of amortization of debt discount of $92,000.

        During the year ended December 31, 2009, the Company purchased 36,000 shares of its common stock for $340,000.

20. STOCK BASED AWARDS

Valuation Assumptions

        During the years ended December 31, 2007 and 2008, total stock options granted to employees were 762,000 and 11,000 respectively, with estimated total grant-date fair values of $8.1 million, and $106,000, respectively. The Company granted no options during the year ended December 31, 2009. During the years ended December 31, 2007, 2008 and 2009, the Company recorded stock-based compensation related to stock options of $4.5 million, $3.3 million and $2.2 million, respectively.

        The fair value for each stock option granted during the twelve months ended December 31, 2007 and 2008 was estimated at the date of grant using the Black Scholes Merton option-pricing model, assuming no dividends and the following assumptions.

	Years ended December 31,
	2007	2008
Average risk-free interest rate	4.75%	2.91%
Average expected life (in years)	6.3	6.3
Volatility	68.5%	70.6%

        Expected Volatility:    The fair value of stock based payments were valued using a volatility factor based on the Company's historical stock prices over the expected term.

        Expected Term:    The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms and vesting provisions of the stock-based awards. For 2007 and 2008 option grants, the Company elected to use the "simplified method" as discussed in SAB No. 107 to develop the estimate of the expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB No. 110"). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), beyond December 31, 2007. The

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. STOCK BASED AWARDS (Continued)

Company adopted SAB No. 110 effective January 1, 2008 and will continue to use the simplified method in developing the expected term used for its valuation of stock-based compensation.

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

Stock Option Activity

        The Company's board of directors adopted the 2002 Stock Option Plan and the 2005 Equity Incentive Plan (collectively, the "Plans"), in April 2002, and April 2005, respectively. Under these Plans, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under these Plans generally expire at the end of five or ten years and vest in accordance with a vesting schedule determined by the Company's Board of Directors, usually over four years from the grant date. As of April 2005 the 2002 Stock Option Plan was terminated (except with regard to outstanding options). Future shares will be granted under the 2005 Equity Incentive Plan. As of December 31, 2009, 1.2 million shares of stock based awards are available for future grants under the 2005 Equity Incentive Plan. The Company settles stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2007		2008		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	1,011	$18.97	1,161	$20.48	974	$21.27
Granted at fair value	762	18.14	11	14.14	—	—
Exercised	(354)	8.81	(112)	12.96	(2)	15.82
Expired/forfeited	(258)	23.65	(86)	20.45	(251)	24.12

Outstanding—end of year	1,161	20.48	974	21.27	721	20.29
Options exercisable at year-end	408	22.36	609	23.18	543	21.17

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. STOCK BASED AWARDS (Continued)

        The following table summarizes information about stock options as of December 31, 2009 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
$ 8.50 - $16.99	16	$13.48	5.91	$19	10	$13.72	5.35	$6
$17.00 - $17.99	548	17.10	7.04	—	394	17.10	7.04	—
$18.00 - $29.99	84	22.01	2.88	—	69	22.19	2.41	—
$30.00 - $58.30	73	43.76	1.17	—	70	44.19	0.86	—

	721	20.29	5.90	19	543	21.17	5.62	6

        Total unrecognized compensation costs related to nonvested awards was approximately $7.3 million, $4.2 million and $1.8 million as of December 31, 2007, 2008 and 2009, respectively. These unrecognized compensation costs related to nonvested awards are expected to be recognized over the weighted average period of 1 year.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's stock price of $13.56 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were 3,000 in-the-money options exercisable as of December 31, 2009.

        The weighted average exercise price of options granted during the years ended December 31, 2007 and 2008 were $18.14 and $14.14 per share, respectively. The Company granted no options during the year ended December 31, 2009. The total intrinsic value of options exercised during the years ended December 31, 2007, 2008 and 2009 was $4.5 million, $364,000 and $2,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2007, 2008 and 2009 were approximately $3.2 million, $1.5 million and $29,000, respectively. In connection with these exercises, there was no tax benefit realized by the Company due to the Company's current net operating loss position.

Restricted Stock Unit Activity

        For the years ended December 31, 2008 and 2009, 491,000 and 366,000 restricted stock units were granted. The cost of restricted stock units is determined using the fair value of the Company's common stock on the date of the grant and compensation expense is recognized straight-line over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the year ended December 31, 2008 and 2009 was $12.64 and $10.15.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. STOCK BASED AWARDS (Continued)

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2008		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	—	$—	449	$12.69
Granted at fair value	491	12.64	366	10.15
Vested	—	—	(110)	12.64
Forfeited	(42)	12.13	(65)	11.55

Outstanding—end of year	449	12.69	640	11.35

        The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2007, 2008 and 2009, the Company recorded stock based compensation related to restricted stock units of $0, $1.4 million and $2.6 million, respectively. Changes to the forfeiture rate are accounted for as a cumulative effect of change in the period of such change. In the fourth quarter of 2009, the Company performed its periodic review of its estimated forfeiture rate and based on lower actual turnover than expected during the previous twelve months, the Company adjusted its forfeiture rate from 25% to 21%. This change in estimated forfeiture rate resulted in a $220,000 increase in share-based compensation expense in the fourth quarter of 2009.

        At December 31, 2009, there were 640,000 restricted stock units that remained outstanding. On February 1, 2010, the Company granted 250,000 additional restricted stock units.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. STOCK BASED AWARDS (Continued)

        During the year ended December 31, 2007, the Company reduced the estimated compensation expense under the plan by approximately $550,000, based on changes in its estimate of growth in economic value over the remaining twelve months of the plan.

        During the year ended December 31, 2008, the Company reversed the $1.0 million cumulative total of compensation expense accrued under the Plan as the Board determined no payments would be made under the Plan. The Plan expired December 31, 2008.

21. EMPLOYEE RETIREMENT PLAN

        The Company has a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. The Company matches 50% of the first 6% of each participant's contributions to the plan. Beginning in 2006 through January 2008, the Company's matching contribution was made in common stock issued from treasury. For the remainder of 2008, the Company's matching contribution was made in cash. The Company's matching contribution for 2009 was made in cash and common stock issued from treasury. Participant contributions are immediately vested. Company contributions vest based on the participant's years of service at 20% per year over five years. The Company's matching contribution totaled $494,000, $570,000 and $647,000 during 2007, 2008 and 2009, respectively. In addition, the Company made discretionary contributions of $408,000 for 2007, $0 for 2008 and $885,000 for 2009 to eligible participants as of the end of each respective calendar year.

        In December 2009, the Company implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from the Company, subject to the restrictions contained in the plan. As of December 31, 2009, no amounts had been deferred into this plan.

22. OTHER INCOME (EXPENSE), NET

        Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2007	2008	2009
		(Restated)
Gain from early retirement of 3.75% convertible senior notes	$—	$2,849	$2,810
Loss on settlement of notes receivable	—	(3,929)	—
Other	(92)	(366)	467

Other income (expense), net	$(92)	$(1,446)	$3,277

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

Year ended December 31, 2009
Current:
Federal	$145
State	112

Total current	257
Deferred:
Federal	—
State	—
Total deferred	—

Total provision for income taxes	$257

        The components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2009 are as follows (in thousands):

	December 31,
	2008	2009
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$71,908	$68,755
Temporary differences:
Accrued expenses	5,365	4,246
Reserves and other	4,115	5,667
Depreciation	5,055	1,577

	86,443	80,245
Valuation allowance	(86,443)	(80,245)

Net asset	$—	$—

        As a result of the Company's history of losses, a valuation allowance has been provided for the full amount of the Company's net deferred tax assets as the Company believes that it is more likely than not that these benefits will not be realized. The Company recorded a tax provision of $257,000 for the year ended December 31, 2009, for federal alternative minimum taxes and state taxes.

        At December 31, 2008 and 2009, the Company had federal net operating loss carry-forwards of approximately $166.1 million and $160.4 million and state net operating loss carry-forwards of approximately $145.8 million and $140.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses are limited under Internal Revenue Code Section 382 to $799,000 a year, plus any excess over limitations not used in prior years. These carry-forwards begin to expire in 2018.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. INCOME TAXES (Continued)

        The income tax benefit differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2007	2008	2009
U.S. federal income tax (provision) benefit at statutory rate	$16,813	$3,880	$(2,762)
State income tax benefit (expense), net of federal expense	949	147	(112)
Stock based compensation expense	(2,267)	(1,491)	(781)
Other	(3,969)	(2,009)	(64)
Change in valuation allowance	(11,526)	(527)	3,462

Income tax provision	$—	$—	$(257)

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on January 1, 2007. As of the date of adoption of FIN 48, the Company did not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. The Company is subject to audit by the IRS and various states for periods since inception. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months. The Company's policy is that it recognizes interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

24. RELATED PARTY TRANSACTIONS

        On April 1, 2009, Mr. James V. Joyce resigned from his position as a member of the Board of Directors of the Company. Mr. Joyce's resignation was not the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Joyce and the Company concurrently ended the Company's consulting arrangement with Icent LLC, which is a management consulting company of which Mr. Joyce is the chief executive officer, and through which Mr. Joyce provided consulting services to the Company. In connection with the termination of the consulting arrangement, the Company accrued $1.25 million, which was paid to Mr. Joyce on April 1, 2009.

        On occasion, Haverford-Valley, L.C. (an entity owned by the Company's Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for Company executives and pay the travel related expenses incurred by its executives on Company business. In 2007, 2008, and 2009 the Company reimbursed Haverford-Valley L.C. $93,000, $111,000, and $79,000, respectively, for these expenses.

25. BUSINESS SEGMENTS

        Segments were determined based on products and services provided by each segment. Accounting policies of the segments are the same as those described in "Note 2—Summary of Significant Accounting Policies." There were no inter-segment sales or transfers during 2007, 2008 or 2009. The

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

25. BUSINESS SEGMENTS (Continued)

Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments (in thousands):

	Years ended December 31,
	Direct	Fulfillment partner	Total
2007
Revenue, net	$197,088	$568,814	$765,902
Cost of goods sold	168,008	473,344	641,352

Gross profit	$29,080	$95,470	$124,550
Operating expenses			(169,170)
Other income (expense), net			508

Net loss from continuing operations			$(44,112)

2008 (Restated)
Revenue, net	$173,687	$656,163	$829,850
Cost of goods sold	153,967	531,647	685,614

Gross profit	$19,720	$124,516	$144,236
Operating expenses			(153,394)
Other income (expense), net			(1,848)

Net loss from continuing operations			$(11,006)

2009
Revenue, net	$150,901	$725,868	$876,769
Cost of goods sold	130,890	581,127	712,017

Gross profit	$20,011	$144,741	$164,752
Operating expenses			(156,725)
Other income (expense), net			(23)
Provision for income taxes			(257)

Net income from continuing operations			$7,747

        The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company's warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and internal customer service costs.

        The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company's third-party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company's Website. The costs for this segment include product costs and fulfillment costs, credit card fees and internal customer service costs.

        Assets have not been allocated between the segments for management purposes, and as such, they are not presented here.

        During the years 2007 through 2009, over 99% of sales were made to customers in the United States of America. At December 31, 2008 and 2009, all of the Company's fixed assets were located in the United States of America.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

26. DECONSOLIDATION OF VARIABLE INTEREST ENTITY

        In April 2004, the Company entered into an agreement which allowed the Company to lend up to $10.0 million to an entity for the purpose of buying diamonds and other jewelry, primarily to supply a new category within the jewelry department which allowed customers purchasing diamond rings to select both a specific diamond and ring setting. Under the agreement, the Company was to receive fifty percent (50%) of any profits of the entity. In addition, the Company had a ten year option to purchase ("Purchase Option") 50% of the ownership and voting interest of the entity. The exercise price of the Purchase Option was the sum of (a) one thousand dollars, and (b) $3.0 million, which may have been paid, at the Company's election, in cash or by the forgiveness of $3.0 million of the entity's indebtedness to the Company.

        The entity was evaluated in accordance with FASB ASC Topic 810-10-65-2, Consolidation of Variable Interest Entities, and it was determined to be a variable interest entity for which the Company was determined to be the primary beneficiary. As such, the financial statements of the entity were consolidated into the financial statements of the Company.

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

        In November 2006, an unrelated third party purchased the Company's interests in the variable interest entity by executing a promissory note to the Company in exchange for termination of all agreements between the Company and the variable interest entity. The promissory note was equal to the net assets of the entity or $6.7 million and bore no interest. The first payment on the note receivable was due and paid on February 1, 2007 in the amount of $3.7 million with remainder of balance due in twelve equal monthly payments of $251,000 beginning on March 1, 2007. In September 2007, the Company amended the note receivable deferring the final six monthly payments from February 1, 2008 to July 1, 2008. During the years ended December 31, 2007 and 2008, the Company received payments on the note totaling $5.2 million and $1.5 million, respectively. The promissory note was completely satisfied as of December 31, 2008.

27. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        As discussed in the Note 3, on January 29, 2010, the Audit Committee of the Board of Directors of the Company concluded, based on the recommendation of management, that the Company would restate its quarterly consolidated financial statements for all interim periods for the year ended December 31, 2008 and the interim periods ended March 31, 2009, June 30, 2009 and September 30, 2009 within this Form 10-K to correct the following errors:

  •
  Accounting for amounts that the Company pays its drop ship fulfillment partners and an amount due from a vendor that went undiscovered for a period of time. Specifically, these errors related to (1) amounts the Company paid to partners or deducted from partner payments related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor. Once discovered, the Company applied "gain contingency" accounting for the recovery of such amounts, which was an inappropriate accounting treatment.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

27. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

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

  •
  Change in the Company's accounting for external audit fees to the "as incurred" method instead of the "ratable" method.

  •
  Other miscellaneous adjustments, none of which were material either individually or in the aggregate. Certain of these adjustments were related to a reduction in revenue and cost of goods sold in equal amounts for certain consideration the Company received from vendors, an increase in inventory, accounts payable and accrued liabilities to record the Company's sales return allowance on a gross basis, an adjustment to the Company's cash and restricted cash balances due to compensating balance arrangements and an adjustment to record redeemable common stock for certain shares previously issued to employees.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

27. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

        The increase (decrease) to net income (loss) attributable to common shares of the above adjustments is as follows (in thousands):

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
The effect of the adjustments related to (1) amounts the Company paid to partners or deducted from payments to partners related to return processing services and product costs and (2) amounts the Company paid to a freight vendor based on incorrect invoices from the vendor.	$927	$955	$1,248	$(1,394)	$(1,606)	$297	$(394)
The effect of the adjustments related to accounting for certain of the Company's share-based compensation plans.	(71)	(87)	(97)	(95)	(340)	(290)	(254)
The effect of the adjustments related to customer refunds and credits.	—	—	—	(186)	9	(3)	(9)
The effect of the adjustments related to the co-branded credit card bounty revenue and promotion expense.	221	74	51	(48)	48	95	55
The effect of the adjustments related to restructuring expense and interest expense related to the accretion of the restructuring accrual.	—	251	(60)	5	(17)	(179)	(13)
The effect of the adjustments related to external audit fees.	(316)	104	29	(7)	(221)	14	32
The effect of other miscellaneous adjustments	53	14	(2)	6	271	(4)	(9)

Total impact of the effect of the adjustments	$814	$1,311	$1,169	$(1,719)	$(1,856)	$(70)	$(592)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

27. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

        The following tables set forth the Company's unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2009. The Company has prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that it considers necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2008	March 31, 2008	June 30, 2008	June 30, 2008	September 30, 2008	September 30, 2008	December 31, 2008	December 31, 2008
	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$51,655	$51,764	$39,713	$39,832	$34,079	$34,176	$48,240	$48,431
Fulfillment partner	150,145	151,050	148,489	149,004	151,928	152,679	205,601	207,431

Total net revenue	201,800	202,814	188,202	188,836	186,007	186,855	253,841	255,862

Cost of goods sold
Direct	44,697	44,803	34,756	34,871	30,541	30,633	43,973	44,194
Fulfillment partner	122,491	124,040	119,212	120,756	122,053	124,103	167,891	168,058

Total cost of goods sold	167,188	168,843	153,968	155,627	152,594	154,736	211,864	212,252

Gross profit	34,612	33,971	34,234	33,209	33,413	32,119	41,977	43,610

Operating expenses:
Sales and marketing	15,023	15,019	14,254	14,244	11,944	11,934	16,447	16,437
Technology	14,489	14,516	15,049	15,311	13,784	14,119	13,355	13,869
General and administrative	9,392	9,563	11,068	10,867	10,691	10,321	8,197	7,622
Restructuring	—	—	(299)	—	—	—	—	—

Total operating expenses	38,904	39,098	40,072	40,422	36,419	36,374	37,999	37,928

Operating income (loss)	(4,292)	(5,127)	(5,838)	(7,213)	(3,006)	(4,255)	3,978	5,682
Interest income	1,304	1,304	740	740	664	664	455	455
Interest expense	(901)	(901)	(936)	(888)	(907)	(847)	(821)	(826)
Other income (expense), net	—	—	2	2	2,849	2,849	(4,297)	(4,297)

Net income (loss) before income taxes	(3,889)	(4,724)	(6,032)	(7,359)	(400)	(1,589)	(685)	$1,014
Provision for income taxes	—	—	—	—	—	—	—	—

Net income (loss)	(3,889)	(4,724)	(6,032)	(7,359)	(400)	(1,589)	(685)	1,014

Deemed dividend related to redeemable common stock	(21)	—	(16)	—	(20)	—	(20)	—

Net income (loss) attributable to common shares	$(3,910)	$(4,724)	$(6,048)	$(7,359)	$(420)	$(1,589)	$(705)	$1,014

Net income (loss) per common share—basic:
Net income (loss) per share—basic	$(0.17)	$(0.20)	$(0.27)	$(0.32)	$(0.02)	$(0.07)	$(0.03)	$0.04
Weighted average common shares outstanding—basic	23,345	23,345	22,750	22,750	22,768	22,768	22,745	22,745
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$(0.17)	$(0.20)	$(0.27)	$(0.32)	$(0.02)	$(0.07)	$(0.03)	$0.04
Weighted average common shares outstanding—diluted	23,345	23,345	22,750	22,750	22,768	22,768	22,745	22,827

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

27. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

	Three Months Ended
	March 31, 2009	March 31, 2009	June 30, 2009	June 30, 2009	September 30, 2009	September 30, 2009	December 31, 2009
	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$34,882	$35,059	$28,685	$28,788	$32,281	$32,369	$55,053
Fulfillment partner	150,847	152,308	146,213	147,355	161,502	162,712	267,306

Total net revenue	185,729	187,367	174,898	176,143	193,783	195,081	322,359

Cost of goods sold
Direct	30,397	30,478	23,532	23,726	28,471	28,453	48,490
Fulfillment partner	119,201	119,198	115,079	116,509	128,000	128,959	218,847

Total cost of goods sold	149,598	149,676	138,611	140,235	156,471	157,412	267,337

Gross profit	36,131	37,691	36,287	35,908	37,312	37,669	55,022

Operating expenses:
Sales and marketing	13,587	13,540	11,162	11,122	12,222	12,187	18,578
Technology	13,591	13,789	12,708	12,649	12,499	12,445	13,538
General and administrative	13,834	13,454	12,326	12,204	13,288	13,191	9,458
Restructuring	—	—	(66)	(218)	—	—	—

Total operating expenses	41,012	40,783	36,130	35,757	38,009	37,823	41,574

Operating income (loss)	(4,881)	(3,092)	157	151	(697)	(154)	13,448
Interest income	123	123	27	27	11	11	9
Interest expense	(922)	(866)	(808)	(743)	(977)	(941)	(763)
Other income (expense), net	1,736	1,736	954	954	297	297	290

Net income (loss) before income taxes	(3,944)	(2,099)	330	389	(1,366)	(787)	12,984
Provision for income taxes	—	—	—	—	—	—	(257)

Net income (loss)	(3,944)	(2,099)	330	389	(1,366)	(787)	12,727

Deemed dividend related to redeemable common stock	(11)	—	(11)	—	(13)	—	(13)

Net income (loss) attributable to common shares	$(3,955)	$(2,099)	$319	$389	$(1,379)	$(787)	$12,714

Net income (loss) per common share—basic:
Net income (loss) per share—basic	$(0.17)	$(0.09)	$0.01	$0.02	$(0.06)	$(0.03)	$0.56
Weighted average common shares outstanding—basic	22,803	22,803	22,817	22,817	22,824	22,824	22,838
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$(0.17)	$(0.09)	$0.01	$0.02	$(0.06)	$(0.03)	$0.55
Weighted average common shares outstanding—diluted	22,803	22,803	23,049	23,107	22,824	22,824	23,272

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2007
Deferred tax valuation allowance	$76,431	$11,526	$2,041	$85,916
Allowance for sales returns(2)	16,929	68,933	61,536	24,326
Allowance for doubtful accounts	2,135	1,197	855	2,477
Year ended December 31, 2008
Deferred tax valuation allowance	$85,916	$527	$—	$86,443
Allowance for sales returns (Restated)(1)	24,326	66,522	74,615	16,233
Allowance for doubtful accounts	2,477	550	1,433	1,594
Year ended December 31, 2009
Deferred tax valuation allowance	$86,443	$—	$6,198	$80,245
Allowance for sales returns	16,233	70,994	75,304	11,923
Allowance for doubtful accounts	1,594	265	129	1,730

(1)
The amounts herein have been restated for the adjustments described in Note 3 of Notes to the consolidated financial statements included in Item 15(a).

(2)
For comparative purposes the 2007 beginning balance has been shown on a gross basis as disclosed in Note 3.