Form 10-Q
period 2010-03-31
OVERSTOCK.COM, INC
filed 2010-05-04
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 22,960,613 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 26, 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$106,202	$139,757
Restricted cash	3,029	4,414
Accounts receivable, net	8,411	11,640
Inventories, net	19,641	23,375
Prepaid inventories, net	3,470	2,879
Prepaids and other assets	9,316	10,275
Total current assets	150,069	192,340
Fixed assets, net	26,837	20,618
Goodwill	2,784	2,784
Other long-term assets, net	1,357	758
Total assets	$181,047	$216,500
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,402	$76,623
Accrued liabilities	36,518	43,296
Deferred revenue	21,195	20,665
Capital lease obligations, current	551	520
Total current liabilities	101,666	141,104
Capital lease obligations, non-current	722	806
Other long-term liabilities	3,341	3,580
Convertible senior notes, net of debt discount of $460 and $528 as of March 31, 2010 and December 31, 2009, respectively	59,534	59,466
Total liabilities	165,263	204,956
Commitments and contingencies (Note 6)
Redeemable common stock, $0.0001 par value, 65 shares outstanding as of March 31, 2010 and December 31, 2009 (Note 10)	758	744
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,755 and 25,583 shares issued as of March 31, 2010 and December 31, 2009, respectively, and 22,893 and 22,776 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	344,241	343,040
Accumulated deficit	(252,486)	(256,056)
Treasury stock, 2,862 and 2,807 shares at cost as of March 31, 2010 and December 31, 2009, respectively	(76,731)	(76,186)
Total stockholders’ equity	15,026	10,800
Total liabilities and stockholders’ equity	$181,047	$216,500

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Revenue, net
Direct	$50,568	$34,882
Fulfillment partner	213,762	150,847
Total net revenue	264,330	185,729
Cost of goods sold
Direct(1)	43,584	30,397
Fulfillment partner	173,475	119,201
Total cost of goods sold	217,059	149,598
Gross profit	47,271	36,131
Operating expenses:
Sales and marketing(1)	14,279	13,587
Technology(1)	13,948	13,591
General and administrative(1)	14,906	13,834
Restructuring	(136)	—
Total operating expenses	42,997	41,012
Operating income (loss)	4,274	(4,881)
Interest income	16	123
Interest expense	(802)	(922)
Other income (expense), net	371	1,736
Income (loss) before taxes	3,859	(3,944)
Provision for income taxes	(129)	—
Net income (loss)	$3,730	$(3,944)
Deemed dividend related to redeemable common stock	(14)	(11)
Net income (loss) attributable to common shares	$3,716	$(3,955)
Net income (loss) per common share—basic:
Net income (loss) per common share—basic	$0.16	$(0.17)
Weighted average common shares outstanding—basic	22,941	22,803
Net income (loss) per common share—diluted:
Net income (loss) per common share—diluted	$0.16	$(0.17)
Weighted average common shares outstanding—diluted	23,243	22,803

(1) Includes stock-based compensation as follows (Note 9):
Cost of goods sold — direct	$49	$44
Sales and marketing	149	142
Technology	252	236
General and administrative	765	777

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Total
Balance at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800
Stock-based compensation to employees and directors	—	—	1,215	—	—	—	—	1,215
Common stock issued upon vesting of restricted stock	172	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	62	(792)	—	(792)
Treasury stock issued for 401(k) matching contributions		—		(160)	(7)	247	—	87
Deemed dividend related to redeemable common stock (Note 10)	—	—	(14)	—	—	—	—	(14)
Comprehensive income:
Net income	—	—	—	3,730	—	—	—	3,730
Total comprehensive income	—	—	—	—	—	—	—	3,730
Balance at March 31, 2010	25,755	$2	$344,241	$(252,486)	2,862	$(76,731)	$—	$15,026

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,730	$(3,944)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,094	3,987
Realized loss on marketable securities	—	39
Loss on disposition of fixed assets	—	184
Stock-based compensation to employees and directors	1,215	1,189
Stock-based compensation to consultants for services	—	10
Amortization of debt discount	103	74
Gain from early extinguishment of debt	—	(1,926)
Restructuring reversals	(136)	—
Changes in operating assets and liabilities:
Restricted cash	1,385	(23)
Accounts receivable, net	3,229	(2,393)
Inventories, net	3,734	8,647
Prepaid inventories, net	(591)	(640)
Prepaids and other assets	1,381	(684)
Other long-term assets, net	(1,026)	(716)
Accounts payable	(38,068)	(29,193)
Accrued liabilities	(6,637)	(501)
Deferred revenue	530	(1,391)
Other long-term liabilities	(109)	251
Net cash used in operating activities	(28,166)	(27,030)
Cash flows from investing activities:
Purchases of trading securities held in a rabbi trust	(30)	—
Sale of marketable securities prior to maturity	—	8,902
Expenditures for fixed assets, including internal-use software and website development	(4,466)	(1,736)
Collection of notes receivable	—	1,250
Net cash (used in) provided by investing activities	(4,496)	8,416
Cash flows from financing activities:
Payments on capital lease obligations	(53)	—
Drawdowns on line of credit	—	1,612
Payments on line of credit	—	(1,612)
Paydown on direct financing arrangement	(48)	(53)
Payments to retire convertible senior notes	—	(2,976)
Purchase of treasury stock	(792)	(327)
Net cash used in financing activities	(893)	(3,356)
Net decrease in cash and cash equivalents	(33,555)	(21,970)
Cash and cash equivalents, beginning of period	139,757	96,457
Cash and cash equivalents, end of period	$106,202	$74,487

Supplemental disclosures of cash flow information:
Interest paid	$72	$208
Taxes paid	$145	$—
Supplemental non-cash disclosures:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$4,847	$—
Issuance of common stock from treasury for 401(k) matching contribution	$87	$—
Issuance of redeemable common stock	$—	$198
Lapse of recission rights of redeemable stock	$—	$785

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.                        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited annual consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.                        ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, income taxes, stock-based compensation, and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

The Company classifies all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of March 31, 2010 and December 31, 2009 were $73.4 million and $129.2 million, respectively.

Restricted cash

The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At March 31, 2010 and December 31, 2009, restricted cash was $3.0 million and $4.4 million and was held primarily in money market accounts.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

The Company accounts for its assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2010 (in thousands):

	Fair Value Measurements at March 31, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$76,393	$76,393	$—	$—
Trading securities held in a rabbi trust (1)	30	30
Total assets	$76,423	$76,423	$—	$—
Liabilities:
Restructuring accrual (2)	$2,423	$—	$—	$2,423

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$133,583	$133,583	$—	$—
Liabilities:
Restructuring accrual (2)	$2,685	$—	$—	$2,685

(1)          — Trading securities held in a rabbi trust are included in Other long-term assets in the consolidated balance sheets (Note 12).

(2)          —The fair value was determined based on the income approach, in which the Company used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the Level 3 roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at March 31, 2010 and December 31, 2009 was $54.8 million on a carrying value of $59.5 million and $53.6 million on a carrying value of $59.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

In December 2009, the Company implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 12). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. The Company accounts for its investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $30,000 at March 31, 2010 and are included in Other long-term assets in the consolidated balance sheets. Our unrealized gains on these investments were immaterial for the three months ended March 31, 2010.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs credit evaluations of its customers’ financial condition and payment history and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.8 million and $1.7 million at March 31, 2010 and December 31, 2009, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of 90 days or less. At March 31, 2010 and December 31, 2009, two banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, and receivables. The Company invests its cash primarily in money market securities which are uninsured.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2010	2009
Cost of goods sold - direct	$338	$323
Sales and marketing	—	—
Techonology	2,581	3,494
General and administrative	175	170
Total depreciation and amortization, including internal-use software and website development	$3,094	$3,987

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

During the three months ended March 31, 2010 and 2009, the Company capitalized $1.9 million and $749,000, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.5 million and $1.7 million for those respective periods.

Revenue recognition

The Company derives revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of its Website as well as advertisement revenue derived from its cars and real estate listing businesses, and from advertising on its shopping pages. The Company has organized its operations into two principal segments based on the primary source of revenue: Direct revenue and fulfillment partner revenue (see Note 11—“Business Segments”).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to the Company’s customers. As the Company ships high volumes of packages through multiple carriers, it is not practical for the Company to track the actual delivery date of each shipment. Therefore, the Company uses estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. The delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in-transit times); (ii) the fulfillment source (either the Company’s warehouses or those of its fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

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

Co-branded credit card revenue

During the three months ended March 31, 2009, the Company had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid the Company fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurs. The Company’s co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

In March 2010, the Company entered into a co-branded credit card agreement with a third-party bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay the Company fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on the Company’s Website. The Company has not yet launched the co-branded card and loyalty programs, and as such did not earn any revenues from the program during the three months ended March 31, 2010.

Direct revenue

Direct revenue consists of merchandise sold through the Company’s Website to individual consumers and businesses that is fulfilled from its leased warehouses.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through the Company’s Website and shipped by fulfillment partners directly to consumers and businesses from warehouses maintained by the fulfillment partners.

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

The Company provides an online site for listing cars for sale as a part of its Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment on a net basis.

The Company provides an online site for listing real estate for sale as a part of its Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

Total revenues from Auctions, Cars and Real Estate businesses were $665,000 and $504,000 for the three months ended March 31, 2010 and 2009, respectively.

The Company began selling products through its website to customers outside the United States in August 2008. As of March 31, 2010, the Company was offering products to customers in over 90 countries. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Total revenues from International sales were $2.4 million and $704,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Deferred revenue

Customer orders are recorded as deferred revenue prior to estimated delivery of products or services. In addition, amounts received in advance for Club O membership fees are recorded as deferred revenue and recognized ratably over the membership period. The Company sells gift cards and records related deferred revenue at the time of the sale. Gift cards are sold without expiration dates and revenue is recognized upon redemption. If a gift card is not redeemed, the Company recognizes revenue when the likelihood of its redemption becomes remote based on the Company’s historical redemption experience. The Company considers the likelihood of redemption to be remote after 36 months.

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

If the Company’s customer returns an item that has been opened or shows signs of wear, the Company will issue a partial refund minus both the original shipping charge and return shipping fees.

Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The allowance for returns was $7.4 million and $11.9 million at March 31, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at March 31, 2010 compared to December 31, 2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. The Company maintains an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $110,000 and $139,000 at March 31, 2010 and December 31, 2009, respectively.

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

	Three months ended March 31,
	2010		2009
Total revenue, net	$264,330	100%	$185,729	100%
Cost of goods sold
Product costs and other cost of goods sold	202,874	77%	138,566	75%
Fulfillment costs	14,185	5%	11,032	6%
Total cost of goods sold	217,059	82%	149,598	81%
Gross profit	$47,271	18%	$36,131	19%

Advertising expense

The Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $12.3 million and $11.6 million during the three months ended March 31, 2010 and 2009, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.1 million and $1.6 million at March 31, 2010 and December 31, 2009, respectively.

Stock-based compensation

The Company measures compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognizes compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. Management considers many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 9—“Stock-Based Awards”).

Loss contingencies

In the normal course of business, the Company is involved in legal proceedings and other potential loss contingencies. The Company accrues a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.

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

Income (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, convertible senior notes, and restricted stock units are included in the calculation of diluted earnings (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Net income (loss)	$3,730	$(3,944)
Deemed dividend related to redeemable common stock	(14)	(11)
Net income (loss) attributable to common shares	$3,716	$(3,955)

Weighted average common shares outstanding—basic	22,941	22,803
Effect of dilutive securities:
Stock options and restricted stock units	302	—
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	23,243	22,803

Net income (loss) per common share—basic	$0.16	$(0.17)

Net income (loss) per common share—diluted	$0.16	$(0.17)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2010	2009
Stock options and restricted stock units	677	1,497

Convertible senior notes	787	820

Accounting pronouncements issued not yet adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06,  Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements in 2010 to have a material impact on its consolidated financial statements.

3.  RESTRUCTURING EXPENSE

During the fourth quarter of 2006, the Company began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program are as follows as of March 31, 2010 (in thousands):

	Balance	Accretion	Net Cash		Balance
	12/31/2009	Expense	Payments	Adjustments	3/31/2010

Lease and termination costs	$2,685	$66	$(192)	$(136)	$2,423

There were no restructuring charges for the three months ended March 31, 2010 and 2009. The Company reversed $136,000 of lease termination costs liability during the three months ended March 31, 2010 due to changes in the estimate of sublease income, primarily as a result of the Company entering into an agreement with a sublessee to terminate the sublease and have the Company re-occupy a portion of the space previously abandoned, due to the Company’s growth and need for additional space. There were no reversals of lease termination costs during the three months ended March 31, 2009.

4.   COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net income (loss)	$3,730	$(3,944)
Reclassification adjustment for amountsincluded in net loss	—	(48)
Comprehensive income (loss)	$3,730	$(3,992)

5.  BORROWINGS

U.S. Bank Financing Agreement

On December 23, 2009, the Company entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Financing Agreement replaces a former credit agreement with Wells Fargo.

The Financing Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by the Company’s non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. The Company’s obligations under the Financing Agreement and all related agreements are secured by all or substantially all of the Company’s assets, excluding its interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to the Company as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

The Company’s failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, the Company would become subject to financial covenants (i) limiting the Company’s capital expenditures to $20 million annually, and (ii) requiring the Company to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to the Company under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of March 31, 2010, the Company had $20.0 million in compensating cash balances held at U.S. Bank.

Subject to certain interest rate floors and other exceptions, advances under the Financing Agreement bear interest at either (a) Libor plus 1% for cash-collateralized financing, including letters of credit, or (b) Libor plus 2.5% for non cash- collateralized advances. The default rate of interest is 2.0% per annum over the otherwise applicable interest rate. An unused line fee of 0.375% is payable monthly on the unused portion of the $10 million facility available for non cash-collateralized advances.

The Financing Agreement includes affirmative covenants as well as negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit the Company’s ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of its capital stock or other securities, (g) change its capital structure or issue any new class of capital stock, (h) change its business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change its fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) make payments except regularly scheduled interest payments on its convertible debt or, after the occurrence of a triggering event, repurchase, redeem, defease, or acquire its convertible debt, (m) permit judgments to be rendered against it in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (n) take certain actions regarding its receivables, and (o) take certain actions regarding its inventory.

With certain exceptions, a termination fee of up to 1.0% of the non cash-collateralized portion of the facility is payable by the Company if the Company terminates the facility prior to its stated termination date.

No amounts were outstanding under the Financing Agreement at March 31, 2010 and December 31, 2009, and letters of credit totaling $2.8 million and $2.6 million, respectively, were issued on behalf of the Company collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

On December 16, 2009, the Company entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2010, $1.7 million was outstanding and $3.3 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Capital leases

The Company leased certain software and computer equipment during the year ended December 31, 2009, under non-cancelable leases that expire on various dates through 2012.

Software and equipment relating to the capital leases totaled $1.7 million at March 31, 2010 and December 31, 2009, with accumulated depreciation of $480,000 and $335,000, respectively. Depreciation expense of assets recorded under capital leases was $145,000 and $474,000 for the three months ended March 31, 2010 and March 31, 2009, respectively.

Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2010 (remainder)	$547
2011	793
2012	111
Total minimum lease payments	1,451
Less: amount representing interest	178
Present value of capital lease obligations	1,273
Less: current portion	551
Capital lease obligations, non-current	$722

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $68,000 and $74,000 during the three months ended March 31, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to $20.0 million in cash to repurchase a portion of its Senior Notes. Under the repurchase program, the Company retired $4.9 million of the Senior Notes during the three months ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. As of March 31, 2010 and December 31, 2009, $59.5 million of the Senior Notes remain outstanding (see Note 8—“Stock and Debt Repurchase Program”).

6.  COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2010, are as follows (in thousands):

Payments due by period
2010 (remainder)	$6,449
2011	8,490
2012	7,948
2013	7,305
2014	7,499
Thereafter	7,264
$44,955

Rental expense for operating leases totaled $2.0 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. Estimated sublease income of $4.6 million is expected over the next five years of which $1.1 million is anticipated to be received in the next 12 months.

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

On February 2, 2007, along with five shareholder plaintiffs, the Company filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, the Company filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in the Company’s stock as well as dramatic declines in the share price of the Company’s stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded the Company’s entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike the Company’s complaint. The Company opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike the Company’s claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike the Company’s common law punitive damages claims, but granted in part the defendants’ motion to strike Overstock’s claims under California’s Unfair Business Practices Act, while allowing the Company’s claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. The Company elected not to pursue its claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs &Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, the Company amended its complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. Discovery in this case continues. A trial date has been set for September 12, 2011. The Company intends to continue to vigorously prosecute this action.

On April 15, 2008, the Company received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way the Company advertises products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, as well as other site-defined terms, and the methods of internal and external pricing of products, as well as documents related to the pricing of a list of product items identified in the subpoena. The Company has responded to the subpoena and has engaged in resolution discussions with these authorities. In January 2010, attorneys for the Company received correspondence from the Office of the District Attorney of County of Santa Clara in which the same offices of the various district attorneys made a collective proposal to resolve the dispute by the Company’s payment of $8.5 million.  In March 2010, the Company received correspondence from the Office of the District Attorney of the County of Monterey in which the respective offices of the various district attorneys have made a collective proposal to resolve the dispute by the Company’s payment of $7.5 million in penalties and reimbursement. The Company disagrees with the proposal and continues to discuss this matter with the authorities involved. The Company believes that it follows industry advertising practices and intends to continue to cooperate with the investigation.

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

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including the Company’s answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from the Company. On March 17, 2010, over objections lodged by some parties, the court accepted the proposed settlement. Unless the objecting parties appeal, we expect the court’s acceptance to be final in May 2010 and the administrative details of settlement to be finalized in the months following. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made.

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company’s complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as the Company had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, the Company received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that the Company is required to register for remitting of the Commercial Activity Tax, and owes $612,784 in taxes, interest, and penalties. The Company believes the determinations to be unlawful, erroneous and will vigorously contest the determinations.

On March 10, 2009, the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines is the nominative plaintiff. Ms. Hines alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Company filed a motion to dismiss based upon assertions that the Company’s agreement with its customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, the Company asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss was denied, the court stating that the Company’s browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, the Company filed a Notice of Appeal of the court’s ruling. The appeal has been argued, but the court has not yet ruled on the appeal. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action.

On September 23, 2009 the Company along with 27 other defendants was sued by SpeedTrack, Inc. in the United States District Court in the Northern District of California. The Company is alleged to have infringed a patent covering search and categorization software. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about September 25, 2009 Alcatel-Lucent USA, Inc. filed suit against the Company and 12 other defendants in the United States District Court in the Eastern District of Texas. The Company is alleged to have infringed three Internet-related and search software patents. The Company believes that certain third party vendors of products and services sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about November 11, 2009 Downunder Wireless, LLC filed suit against the Company and 21 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent for cell phones with a downward deploying antenna, angled away from the user’s face. Other named defendants are retailers or manufacturers of cell phones which allegedly infringe this patent. The Company believes that certain third party vendors of cell phone products sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about December 16, 2009 Denmel Holdings, LLC filed suit against the Company and 25 other defendants in the United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. The Company believes that certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. The Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about January 15, 2010 the Center for Environmental Health filed suit against the Company and 138 other defendants in Superior Court of California, County of Alameda, for selling handbags that allegedly exceed the allowable lead content limits specified in California Proposition 65. The Company’s supplier of the goods specified in the complaint is providing for the Company’s defense in the action pursuant to its contractual indemnification obligations. The Company has not yet answered the complaint. The parties have entered into a proposed stipulated settlement to be submitted to the court for approval, which would resolve the case without requirement of financial contribution from the Company. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action should the court not approve the settlement proposed.

On or about January 15, 2010 Nancy Davis LLC filed suit against the Company in the United States District Court in the Central District of California for trademark infringement for heart-shaped, peace sign jewelry. The Company believes that certain third party vendors of such products sold to the Company are contractually obligated to indemnify the Company in this action. The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

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

The Company establishes liabilities when a particular contingency is probable and estimable. The Company believes the amounts provided in its consolidated financial statements are adequate in light of the probable and estimable liabilities. The Company has certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

The Company recognized a reduction in legal expenses of $0 and $600,000 during the three months ended March 31, 2010 and 2009, respectively, related to the settlement of legal matters.

7.  INDEMNIFICATIONS AND GUARANTEES

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

8.  STOCK AND DEBT REPURCHASE PROGRAM

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to $20.0 million in cash to repurchase a portion of its Senior Notes. Under this repurchase program, the Company retired $4.9 million of the Senior Notes for $3.0 million in cash and recorded gain of $1.9 million, net of amortization of debt discount of $63,000 during the three months ended March 31, 2009. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, $59.5 million of the Senior Notes remain outstanding.

During the three months ended March 31, 2010 and 2009, the Company withheld from vesting restricted stock awards 62,000 and 35,000 shares of its common stock for $792,000 and $327,000, respectively, which represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. No shares were repurchased in the open market.

9.  STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock units.

Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2010	2009
Stock options	$465	$657
Restricted stock awards	750	542
Total stock-based compensation expense	$1,215	$1,199

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. There were no option grants for the three months ended March 31, 2010 and 2009.

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on the Company’s historical stock prices over the expected term. The Company elected to use the “simplified method” as discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB No. 107”), to develop an expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods-Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with ACS topic 718, beyond December 31, 2007. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. The Company has not historically paid dividends; thus, the expected dividend yield used in the calculation is zero.

Restricted stock units

During the three months ended March 31, 2010, the Compensation Committee of the Board of Directors approved grants of 250,000 restricted stock awards to officers and employees of the Company. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company. At March 31, 2010, there were 673,000 restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 was $11.42.

The following table summarizes restricted stock award activity during the three months ended March 31, 2010 (in thousands):

	2010
	Awards	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	640	$11.35
Granted at fair value	250	11.42
Vested	(172)	11.43
Forfeited	(45)	11.18
Outstanding—end of period	673	$11.63

10.  REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company’s common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At March 31, 2010 and December 31, 2009, approximately 65,000 or $758,000 and 65,000 shares or $744,000, respectively, of the Company’s common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

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

Based on the closing price of Overstock common stock of $16.23 at March 31, 2010, the Company anticipates that of the $758,000 of affected stock outstanding as of March 31, 2010, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $115,000 of the stock.

11.  BUSINESS SEGMENTS

Segment information has been prepared in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2008 and 2009. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2010 and 2009 (in thousands):

	Direct	Fulfillment partner	Consolidated
2010
Revenue, net	$50,568	$213,762	$264,330
Cost of goods sold	43,584	173,475	217,059
Gross profit	$6,984	$40,287	47,271
Operating expenses			(42,997)
Other income (expense), net			(415)
Provision for income taxes			(129)
Net income			$3,730

2009
Revenue, net	$34,882	$150,847	$185,729
Cost of goods sold	30,397	119,201	149,598
Gross profit	$4,485	$31,646	36,131
Operating expenses			(41,012)
Other income (expense), net			937
Provision for income taxes			—
Net loss			$(3,944)

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

For the three months ended March 31, 2010 and 2009, over 99% of sales were made to customers in the United States of America. At March 31, 2010 and December 31, 2009, all of the Company’s fixed assets were located in the United States of America.

12.  EMPLOYEE RETIREMENT PLAN

In December 2009, the Company implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from the Company, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses the participants shall vest in those deferred compensation amounts according to a vesting schedule that the Company shall determine at the time the Company contribution is made. As of March 31, 2010, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests in mutual funds. The trust assets, which consist of mutual funds, are recorded in the Company’s consolidated balance sheets because they are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets.  The NQDC Plan’s assets totaled $30,000, while the NQDC Plan’s liabilities totaled $36,000 at March 31, 2010. The assets and liabilities of the NQDC Plan were included in Other long-term assets and Other long-term liabilities in the consolidated balance sheets. The unrealized gains on the NQDC Plan’s assets were immaterial for the three months ended March 31, 2010.

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

These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially for a variety of reasons, including, among others, changes in global economic conditions and consumer spending, world events, the rate of growth of the Internet and online commerce, the amount that we invest in new business opportunities and the timing of those investments, the mix of products sold to customers, the extent to which we owe income and other taxes, competition, management of growth, potential fluctuations in operating results, international growth and expansion, fluctuations in foreign exchange rates, the outcomes of legal proceedings and claims, fulfillment center optimization, risks of inventory management, seasonality, the degree to which we enter into, maintain, and develop commercial agreements, acquisitions, and strategic transactions, payments risks, and risks of fulfillment throughput and productivity. In addition, the current global economic climate amplifies many of these risks. Descriptions of the material risks we face and additional information regarding factors that could materially affect results and the accuracy of the forward-looking statements contained herein may be found in our Annual Report on Form 10-K for the year ended December 31, 2009.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online retailer offering closeout and discount brand and non-brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We sell these products through an internet website located at www.overstock.com (“Website”). We also sell books, magazines, CDs, DVDs and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—as well as online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. Though our two websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for the O.biz website.

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Much of the merchandise offered on our Website is from well-known, brand-name manufacturers. In the Shopping Section of our Website, we currently have approximately 665,000 BMMG products (books, magazines, CDs, DVDs, and video games) and approximately 152,000 non-BMMG products in eleven major departments. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer, mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our objective is to become the dominant Internet-based closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination.

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. Virtually all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the three months ended March 31, 2010 and 2009, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,250 third parties which post approximately 143,000 non-BMMG products, as well as most of the BMMG products, on our Website. Our revenue from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of March 31, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. Our critical accounting policies are as follows:

•revenue recognition;

•estimating valuation allowances and accrued liabilities (specifically, the allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory);

•internal use software and website development (acquired and developed internally);

•accounting for income taxes;

•valuation of long-lived and intangible assets and goodwill;

•stock-based compensation; and

•loss contingencies.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website as well as advertisement revenue derived from our cars and real estate listing business, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue.

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers differ in-transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates. The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended March 31, 2010 (in thousands):

Change in the	Three months ended March 31, 2010
Estimate of Average Transit Times (Days)	Effect on Revenue	Effect on Net Income
2	$(4,467)	$(769)
1	$(2,474)	$(414)
As reported	As reported	As reported
-1	$4,061	$730
-2	$7,106	$1,239

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

Co-branded credit card revenue

During the three months ended March 31, 2009, we had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurs. Our co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

In March 2010, we entered into a co-branded credit card agreement with a third-party bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website. We have not yet launched the co-branded card and loyalty programs, and as such did not earn any revenues from the program during the three months ended March 31, 2010.

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

We operate an online auction service as a part of our Website. The Auctions business allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we are not considered the seller of the items sold on the auction site and have no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold are recorded as revenue during the period items are listed or items are sold. Revenue from the auctions business is included in the fulfillment partner segment.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of March 31, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

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

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $7.4 million and $11.9 million at March 31, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at March 31, 2010 compared to December 31,

2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $110,000 and $139,000 at March 31, 2010 and December 31, 2009, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.8 million and $1.7 million at March 31, 2010 and December 31, 2009, respectively.

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

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of March 31, 2010 and December 31, 2009, we have recorded a full valuation allowance of $78.6 million and $80.2 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. We do not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. There have been no material changes relating to these matters during the three months ended March 31, 2010.

We have provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carry-forwards, net of expected reversals of existing deferred tax liabilities, because of uncertainty regarding their realizability.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2010, and the year ended December 31, 2009.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million as of March 31, 2010 and December 31, 2009.

There were no impairments to goodwill recorded during the three months ended March 31, 2010 and year ended December 31, 2009.

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

Expected Volatility:  The fair value of stock options were valued using a volatility factor based on our historical stock prices measured over a period equal to the term of the award.

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

Restricted stock units

In the first quarter of 2010, we granted a total of 250,000 restricted stock units to employees. The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee’s continuing service to us. At March 31, 2010, there were 673,000 un-vested restricted stock units that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 was $11.42.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued.

Accounting pronouncements issued not yet adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06,  Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-

value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements in 2010 to have a material impact on our consolidated financial statements.

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein, Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” at the beginning of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Revenue growth was 42% in Q1 2010 compared to Q1 2009. We experienced growth in every category, and in both the direct and fulfillment partner business. Pricing and marketing initiatives and improvement in the economy in general, contributed to this growth.

Gross margin experienced some pressure from pricing initiatives, however, we have been able to offset part of the resulting effect on gross profit through higher revenue growth and supply chain efficiencies. Marketing expense as a percent of revenue continued to decline. We believe that we have used relatively effective advertising campaigns and have maintained a disciplined approach to marketing expenditures. As a result, sales and marketing expenses increased by just 5%, while gross profit increased by over 30% and contribution (a non-GAAP financial measure) expanded by 46% from Q1 2009. We invested in corporate and IT staff and infrastructure during the quarter, and while this caused our technology and G&A expenses to increase over last year, they did not grow as fast as contribution. This operating leverage resulted in 1.6% operating profit margins and $0.16 positive earnings per share of net income attributable to common shares.

As shown below under “Seasonality,” our revenues in the first quarter of the year generally exceed our revenues in the second and third quarters of the year. We expect that same pattern to continue during the second quarter of 2010. However, we do not provide guidance, and any projections of future results are subject to substantial uncertainty.

In previous disclosures we have described certain comments we had received from the Staff of the SEC’s Division of Corporation Finance on aspects of our financial statements. We have resolved all of the comments raised by the Division of Corporation Finance. We continue to cooperate with the SEC’s investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. (For more information see Item 1 of Part I, “Financial Statements”-Note 6-“COMMITMENTS AND CONTINGENCIES,” subheading “Legal Proceedings”).

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2010	2009
	(as a percentage of total net revenue)
Revenue, net
Direct	19.1%	18.8%
Fulfillment partner	80.9	81.2
Total net revenue	100.0	100.0
Cost of goods sold
Direct	16.5	16.4
Fulfillment partner	65.6	64.1
Total cost of goods sold	82.1	80.5
Gross profit	17.9	19.5
Operating expenses:
Sales and marketing	5.4	7.3
Technology	5.3	7.3
General and administrative	5.6	7.5
Restructuring	(0.0)	—
Total operating expenses	16.3	22.1
Operating income (loss)	1.6	(2.6)
Interest income	0.0	0.1
Interest expense	(0.3)	(0.5)
Other (expense) income, net	0.1	0.9
Income (loss) before taxes	1.4	(2.1)
Provision for income taxes	(0.0)	0.0
Net income (loss)	1.4%	(2.1)%

Comparison of Quarters Ended March 31, 2010 and 2009

Revenue

Total net revenue increased 42% from $185.7 million for the three months ended March 31, 2009, to $264.3 million for the three months ended March 31, 2010 due to pricing and marketing initiatives implemented in the previous year as well as from improvement in the economy in general.

Direct revenue increased 45% from $34.9 million for the three months ended March 31, 2009, to $50.6 million for the same period in 2010. Fulfillment partner revenue increased 42% from $150.8 million for the three months ended March 31, 2009 to $213.8 million for the same period in 2010.

Total revenues from Auctions, Cars and Real Estate businesses were $665,000 and $504,000 for the three months ended March 31, 2010 and 2009, respectively and are included in fulfillment partner revenue.

See “Executive Commentary” above for additional discussion regarding revenue and revenue growth.

Gross profit and gross margin

Our overall gross margins fluctuate based on several factors, including our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing, and inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

Gross margins for the past five quarterly periods and fiscal year ending 2009 were:

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009	Q1 2010
Direct	12.9%	18.0%	11.8%	11.9%	13.3%	13.8%
Fulfillment Partner	21.0%	21.3%	20.7%	18.1%	19.9%	18.8%
Combined	19.5%	20.7%	19.3%	17.1%	18.8%	17.9%

Direct Gross Profit and Gross Margin—Gross profit for our direct business increased 56% from $4.5 million during the three months ended March 31, 2009 to $7.0 million for the same period in 2010. Gross margin for the direct business as a percentage of direct revenue increased from 12.9% during the three months ended March 31, 2009 to 13.8% for the same period in 2010. The increase in gross margin is primarily due to improvements in supply chain efficiencies.

Fulfillment Partner Gross Profit and Gross Margin—Gross profit for our fulfillment partner business increased 27% from $31.6 million for the three months ended March 31, 2009 compared to $40.3 million for the same period in 2010. Gross margin for the fulfillment partner business decreased from 21.0% for the three months ended March 31, 2009 to 18.8% for the same period in 2010. The decrease in gross margin is primarily due to decreases in product sales prices from pricing initiatives.

During a review of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns approximately $1.4 million for the year ended December 31, 2009 (of which $345,000 related to the three months ended March 31, 2009) and $290,000 during the three months ended March 31, 2010. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

Cost of goods sold includes stock-based compensation expense of $49,000 and $44,000 for the three months ended March 31, 2010 and 2009, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2010		2009
Total revenue, net	$264,330	100%	$185,729	100%
Cost of goods sold
Product costs and other cost of goods sold	202,874	77%	138,566	75%
Fulfillment costs	14,185	5%	11,032	6%
Total cost of goods sold	217,059	82%	149,598	81%
Gross profit	$47,271	18%	$36,131	19%

As displayed in the above table, fulfillment costs during the three months ended March 31, 2010 and 2009 were $14.2 million and $11.0 million, representing 5% and 6% of total net revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing expenses.  We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $14.3 million and $13.6 million for the three months ended March 31, 2010 and 2009, respectively, representing 5.4% and 7.3% of total net revenue for those respective periods. The decrease in sales and marketing costs as a percentage of revenue was primarily due to more efficient marketing spending. We were able to generate more revenue per dollar of advertising spent in 2010, particularly with online marketing campaigns.

Sales and marketing expenses also include stock-based compensation expense of $149,000 and $142,000 for the three months ended March 31, 2010 and 2009, respectively.

Costs associated with our discounted shipping and other promotions are not included in marketing expense. Rather they are accounted for as a reduction of total net revenue and therefore affect sales growth and gross margin. We consider discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses.  We seek to efficiently invest in our technology, including web services, customer support, search, and expansion of new and existing product categories, as well as technology infrastructure to continue to enhance the customer experience, improve our process efficiency and support our web services infrastructure.

Technology expenses totaled $13.9 million and $13.6 million for the three months ended March 31, 2010 and 2009, respectively, representing 5.3% and 7.3% of total net revenue for those respective periods. Technology expenses include stock-based compensation expense of $252,000 and $236,000 for the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $14.9 million and $13.8 million for the three months ended March 31, 2010 and 2009, respectively, representing approximately 5.6% and 7.5% of total net revenue for those respective periods. The increase of $1.1 million in G&A expenses is primarily due to an increase in professional service fees for our external auditors.

General and administrative expenses include stock-based compensation expense of approximately $765,000 and $777,000 for the three months ended March 31, 2010 and 2009, respectively.

Restructuring. We reversed $136,000 of lease termination costs liability during the three months ended March 31, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and have us re-occupy a portion of the space previously abandoned, due to our growth and need for additional space. There were no reversals of lease termination costs during the three months ended March 31, 2009.

Overall, our total operating expenses increased 5% during the three months ended March 31, 2010 when compared to the same period in 2009, while total net revenues increased 42% and gross profit increased 31%.

Depreciation expense. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2010	2009
Cost of goods sold - direct	$338	$323
Sales and marketing	—	—
Techonology	2,581	3,494
General and administrative	175	170
Total depreciation and amortization, including internal-use software and website development	$3,094	$3,987

Non-operating income (expense)

Interest income. Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended March 31, 2010 and 2009 totaled $16,000 and $123,000, respectively. The decrease in interest income is due to historically low interest rates.

Interest expense. Interest expense is largely related to interest incurred on our Senior Notes and our capital leases. Interest expense for the three months ended March 31, 2010 and 2009 totaled $802,000 and $922,000, respectively.

Other income (expense). For the three months ended March 31, 2010, other income (expense) was $371,000. For the three months ended March 31, 2009, other income (expense) was $1.7 million, including a $1.9 million gain, net of amortization of debt discount of $63,000 on the extinguishment of $4.9 million of the Senior Notes.

Income taxes

Our provision for income taxes for the three months ended March 31, 2010 of $129,000 is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of March 31, 2010 and December 31, 2009 we had federal net operating loss carry forwards of approximately $157.3 million and $160.4 million, respectively, and state net operating loss carry forwards of approximately $137.0 million and $140.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses (“NOLs”), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess over limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate. These net operating loss carry-forwards will begin to expire in 2018.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	$264,330	N/A	N/A	N/A
2009	185,729	174,898	193,783	322,359
2008	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At March 31, 2010, our cash and cash equivalents balance was $106.2 million.

Cash flow information is as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(28,166)	$(27,030)
Investing activities	(4,496)	8,416
Financing activities	(893)	(3,356)

Free Cash Flow. “Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2010 and 2009, was cash outflows of $32.6 million and $28.8 million. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash used in operating activities.

Cash flows from operating activities. For the three months ended March 31, 2010 and 2009, our operating activities resulted in net cash outflows of $28.2 million and $27.0 million, respectively.

Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash and cash equivalents, and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balance from the year-end balance.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2010 was for payments of accounts payable of $38.1 million following the holiday season, and accrued liabilities of $6.6 million primarily for bonus payments, which was offset in part by the cash provided from net income of $3.7 million and decreases in inventories of $3.7 million, accounts receivable of $3.2 million and restricted cash of $1.4 million.

During the three months ended March 31, 2010, our credit card processor refunded the full $1 million reserve that it previously held at December 31, 2009. The credit card processor may change the amount of this reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards. Any increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2009 was for payments of accounts payable of $29.2 million following the holiday season, a net loss of $3.9 million, an increase in accounts receivable of $2.4 million and a decrease in deferred revenue of $1.4 million. These uses were partially offset by the cash provided from a decrease in inventories of $8.6 million.

Cash flows from investing activities. Cash provided by (used in) investing activities includes purchases, sales, and maturities of marketable securities, cash expenditures for fixed assets, including internal-use software and website development costs, and collection of notes receivable. Investing activities resulted in net cash outflows of $4.5 million and net cash inflows of $8.4 million for the three months ended March 31, 2010 and 2009, respectively. The $4.5 million used in investing activities during the three months ended March 31, 2010 resulted primarily from expenditures for fixed assets of $4.5 million. The cash inflows of $8.4 million for the three months ended March 31, 2009 resulted from proceeds received from sales of marketable securities of $8.9 million and collection of a note receivable of $1.3 million, offset by expenditures of fixed assets of $1.7 million.

Cash flows from financing activities.  Financing activities resulted in net cash outflows of $893,000 and $3.4 million for the three months ended March 31, 2010 and 2009, respectively. The net cash used in financing activities during the three months ended March 31, 2010 was primarily due to purchase of treasury stock of $792,000. The net cash used in financing activities during the three months ended March 31, 2009 was primarily due to the retirement of long-term debt.

Stock and Debt Repurchase Program

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under this repurchase program, we retired $4.9 million of the Senior Notes for $3.0 million in cash and recorded $1.9 million gain on early extinguishment of debt, net of amortization of debt discount of $63,000 during the three months ended March 31, 2009 at an approximate 23.7% yield to maturity. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, $59.5 million of the Senior Notes remain outstanding.

During the three months ended March 31, 2010 and 2009, we withheld from vesting restricted stock awards 62,000 shares of our common stock for $792,000 and 35,000 shares of our common stock for $327,000, respectively, which represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. No shares were repurchased in the open market.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt arrangements	$—	$59,994	$—	$—	$—	$—	$59,994
Interest on long-term debt	2,250	2,250	—	—	—	—	4,500
Capital lease obligations	547	793	111	—	—	—	1,451
Operating leases	6,449	8,490	7,948	7,305	7,499	7,264	44,955
Purchase obligations	26,029	304	—	—	—	—	26,333
Line of credit	—	—	—	—	—	—	—
Total contractual cash obligations	$35,275	$71,831	$8,059	$7,305	$7,499	$7,264	$137,233

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2010	2011	2012	2013	2014	Thereafter	Total
Letters of credit	$2,580	$250	$—	$—	$—	$—	$2,830

Purchase obligations. The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2010. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

U.S. Bank Financing Agreement. On December 23, 2009 we entered into (i) a Financing Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”), and (ii) a Security Agreement dated December 22, 2009 with U.S. Bank (the “Security Agreement”) and related agreements described in the Financing Agreement and/or Security Agreement.

The Financing Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by the Company’s non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Our failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of March 31, 2010, we had $20.0 million in compensating cash balances held at U.S. Bank.

Subject to certain interest rate floors and other exceptions, advances under the Financing Agreement bear interest at either (a) Libor plus 1% for cash-collateralized financing, including letters of credit, or (b) Libor plus 2.5% for non cash- collateralized advances. The default rate of interest is 2.0% per annum over the otherwise applicable interest rate. An unused line fee of 0.375% is payable monthly on the unused portion of the $10 million facility available for non cash-collateralized advances.

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

No amounts were outstanding under the Financing Agreement at March 31, 2010 and December 31, 2009, and letters of credit totaling $2.8 million and $2.6 million, respectively, were issued on our behalf and collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Purchasing Card Agreement. On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank National Association. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2010, $1.7 million was outstanding and $3.3 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Long-Term debt arrangements and interest. In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $68,000 and $74,000 during the three months ended March 31, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under the repurchase program, we retired $4.9 million of the Senior Notes during the three months ended March 31, 2009 for $3.0 million in cash, resulting in a gain of $1.9 million on early extinguishment of debt, net of $63,000 of associated unamortized discount. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2010 and December 31, 2009, $59.5 million of the Senior Notes remained outstanding.

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

	Three months ended March 31,
	2010	2009
Total revenue, net	$264,330	$185,729
Cost of goods sold	217,059	149,598
Gross profit	47,271	36,131
Less: Sales and marketing expense	14,279	13,587
Contribution	$32,992	$22,544
Contribution margin	12.5%	12.1%

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

	Three months ended March 31,
	2010	2009
Net cash used in operating activities	$(28,166)	$(27,030)
Expenditures for fixed assets, including internal-use software and website development	(4,466)	(1,736)
Free cash flow	$(32,632)	$(28,766)

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

At March 31, 2010, we had $106.2 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $1.1 million on our earnings or loss or cash flows of these instruments.

At March 31, 2010, we had $59.5 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At March 31, 2010, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.8 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Senior Notes as of March 31, 2010 was $54.8 million. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

ITEM 4.	CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of March 31, 2010. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2010, we had not remediated the material weaknesses. We have done and/or initiated the following actions:

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

The information set forth under Item 1 of Part I, “Financial Statements “—Note 6—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.	RISK FACTORS

Item 1A, (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1, 2010 to January 31, 2010	61,235	(1)	$12.81	—	$—
February 1, 2010 to February 28, 2010	636	(1)	$11.42	—	$—
March 1, 2010 to March 31, 2010	—		$—	—	$—
Total	61,871	(1)		—	$—

(1)  Represents shares withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants. No shares were repurchased in the open market.

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

Date: May 4, 2010	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management