Form 10-Q
period 2010-06-30
OVERSTOCK.COM, INC
filed 2010-08-05
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 23,060,109 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 21, 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$76,008	$139,757
Restricted cash	2,928	4,414
Accounts receivable, net	8,285	11,640
Inventories, net	25,726	23,375
Prepaid inventories, net	2,718	2,879
Prepaids and other assets	11,805	10,275
Total current assets	127,470	192,340
Fixed assets, net	29,952	20,618
Goodwill	2,784	2,784
Other long-term assets, net	1,368	758
Total assets	$161,574	$216,500
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,934	$76,623
Accrued liabilities	28,563	43,296
Deferred revenue	20,186	20,665
Capital lease obligations, current	701	520
Total current liabilities	90,384	141,104
Capital lease obligations, non-current	268	806
Other long-term liabilities	3,401	3,580
Convertible senior notes, net of debt discount of $328 and $528 as of June 30, 2010 and December 31, 2009, respectively	50,347	59,466
Total liabilities	144,400	204,956
Commitments and contingencies (Note 6)
Redeemable common stock, $0.0001 par value, 65 shares outstanding as of June 30, 2010 and December 31, 2009 (Note 10)	821	744
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized, no shares issued and outstanding as of June 30, 2010 and December 31, 2009	—	—
Common stock, $0.0001 par value, 100,000 shares authorized, 25,854 and 25,583 shares issued as of June 30, 2010 and December 31, 2009, respectively, and 22,991 and 22,776 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	2	2
Additional paid-in capital	346,936	343,040
Accumulated deficit	(253,828)	(256,056)
Treasury stock, 2,863 and 2,807 shares at cost as of June 30, 2010 and December 31, 2009, respectively	(76,757)	(76,186)
Total stockholders’ equity	16,353	10,800
Total liabilities and stockholders’ equity	$161,574	$216,500

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue, net
Direct	$42,382	$28,685	$92,950	$63,567
Fulfillment partner	188,871	146,213	402,633	297,060
Total net revenue	231,253	174,898	495,583	360,627
Cost of goods sold
Direct(1)	37,434	23,532	81,018	53,929
Fulfillment partner	152,240	115,079	325,715	234,280
Total cost of goods sold	189,674	138,611	406,733	288,209
Gross profit	41,579	36,287	88,850	72,418
Operating expenses:
Sales and marketing(1)	14,179	11,162	28,458	24,749
Technology(1)	14,178	12,708	28,126	26,299
General and administrative(1)	14,503	12,326	29,409	26,160
Restructuring	—	(66)	(136)	(66)
Total operating expenses	42,860	36,130	85,857	77,142
Operating income (loss)	(1,281)	157	2,993	(4,724)
Interest income	40	27	56	150
Interest expense	(760)	(808)	(1,562)	(1,730)
Other income, net	652	954	1,023	2,690
Income (loss) before taxes	(1,349)	330	2,510	(3,614)
Provision (benefit) for income taxes	(7)	—	122	—
Net income (loss)	$(1,342)	$330	$2,388	$(3,614)
Deemed dividend related to redeemable common stock	(63)	(11)	(77)	(22)
Net income (loss) attributable to common shares	$(1,405)	$319	$2,311	$(3,636)
Net income (loss) per common share—basic:
Net income (loss) per common share—basic	$(0.06)	$0.01	$0.10	$(0.16)
Weighted average common shares outstanding—basic	23,013	22,817	22,978	22,810
Net income (loss) per common share—diluted:
Net income (loss) per common share—diluted	$(0.06)	$0.01	$0.10	$(0.16)
Weighted average common shares outstanding—diluted	23,013	23,049	23,329	22,810

(1) Includes stock-based compensation as follows (Note 9):
Cost of goods sold — direct	$53	$40	$102	$84
Sales and marketing	153	161	303	303
Technology	271	235	522	471
General and administrative	793	729	1,558	1,506

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Income (Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Total
Balance at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800
Exercise of stock options	87	—	1,488	—	—	—		1,488
Stock-based compensation to employees and directors	—	—	2,485	—	—	—	—	2,485
Common stock issued upon vesting of restricted stock	184	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	63	(818)	—	(818)
Treasury stock issued for 401(k) matching contributions		—		(160)	(7)	247	—	87
Deemed dividend related to redeemable common stock (Note 10)	—	—	(77)	—	—	—	—	(77)
Comprehensive income:
Net income	—	—	—	2,388	—	—	—	2,388
Total comprehensive income	—	—	—	—	—	—	—	2,388
Balance at June 30, 2010	25,854	$2	$346,936	$(253,828)	2,863	$(76,757)	$—	$16,353

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$2,388	$(3,614)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,646	7,033
Realized loss on marketable securities	—	39
Loss on disposition of fixed assets	—	184
Stock-based compensation to employees and directors	2,485	2,354
Stock-based compensation to consultants for services	—	10
Amortization of debt discount	209	145
Gain from early extinguishment of debt	(204)	(2,810)
Restructuring reversals	(136)	(66)
Changes in operating assets and liabilities:
Restricted cash	1,486	(23)
Accounts receivable, net	3,355	(1,813)
Inventories, net	(2,351)	8,550
Prepaid inventories, net	161	(1,145)
Prepaids and other assets	(793)	(2,589)
Other long-term assets, net	(1,277)	(457)
Accounts payable	(36,351)	(33,558)
Accrued liabilities	(14,991)	(2,868)
Deferred revenue	(479)	(1,899)
Other long-term liabilities	(86)	242
Net cash used in operating activities	(39,938)	(32,285)
Cash flows from investing activities:
Purchases of trading securities held in a rabbi trust	(63)	—
Sale of marketable securities prior to maturity	—	8,902
Investment in precious metals	(90)	—
Expenditures for fixed assets, including internal-use software and website development	(14,827)	(3,523)
Collection of notes receivable	—	1,250
Net cash (used in) provided by investing activities	(14,980)	6,629
Cash flows from financing activities:
Payments on capital lease obligations	(357)	(154)
Drawdowns on line of credit	—	1,612
Payments on line of credit	—	(1,612)
Paydown on direct financing arrangement	(96)	(106)
Payments to retire convertible senior notes	(9,048)	(4,563)
Exercise of stock options	1,488	—
Purchase of treasury stock	(818)	(333)
Net cash used in financing activities	(8,831)	(5,156)
Net decrease in cash and cash equivalents	(63,749)	(30,812)
Cash and cash equivalents, beginning of period	139,757	96,457
Cash and cash equivalents, end of period	$76,008	$65,645

Supplemental disclosures of cash flow information:
Interest paid	$1,342	$1,510
Taxes paid	$187	$—
Supplemental non-cash disclosures:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$1,146	$—
Issuance of common stock from treasury for 401(k) matching contribution	$87	$—
Issuance of redeemable common stock	$—	$400
Lapse of recission rights of redeemable stock	$—	$967
Equipment and software acquired under capital least obligations	$—	$1,771

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Overstock.com, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited annual consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

The Company classifies all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of June 30, 2010 and December 31, 2009 were $66.4 million and $129.2 million, respectively.

Restricted cash

The Company considers cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At June 30, 2010 and December 31, 2009, restricted cash was $2.9 million and $4.4 million and was held primarily in money market accounts.

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

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$69,300	$69,300	$—	$—
Trading securities held in a “rabbi trust” (1)	63	63
Total assets	$69,363	$69,363	$—	$—
Liabilities:
Restructuring accrual (2)	$2,352	$—	$—	$2,352

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$133,583	$133,583	$—	$—
Liabilities:
Restructuring accrual (2)	$2,685	$—	$—	$2,685

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

The estimated fair value of the Company’s 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at June 30, 2010 and December 31, 2009 was $45.9 million on a carrying value of $50.3 million and $53.6 million on a carrying value of $59.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

In December 2009, the Company implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 12). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. The Company accounts for its investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $63,000 at June 30, 2010 and are included in Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2010.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, the Company grants credit to some of its business customers on normal credit terms (typically 30 days). The Company performs credit evaluations of its customers’ financial condition and payment history and maintains an allowance for doubtful accounts receivable based upon its historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.9 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2010 and December 31, 2009, two banks held the Company’s cash and cash equivalents. The Company does not believe that, as a result of this concentration, it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Valuation of inventories

The Company writes down its inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowances is recognized only when the related inventory has been sold or scrapped. During the three months ended June 30, 2010, the Company wrote down seasonal inventory that was acquired during the quarter that was not selling as anticipated by approximately $550,000.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of goods sold - direct	$297	$322	$636	$645
Sales and marketing	—	—	—	—
Technology	3,051	2,555	5,634	6,049
General and administrative	204	169	376	339
Total depreciation and amortization, including internal-use software and website development	$3,552	$3,046	$6,646	$7,033

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

During the three months ended June 30, 2010 and 2009, the Company capitalized $3.3 million and $1.8 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.6 million and $1.5 million for those respective periods. During the six months ended June 30, 2010 and 2009, the Company capitalized $5.1 million and $2.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.1 million and $3.2 million for those respective periods.

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

Co-branded credit card revenue

During the six months ended June 30, 2009, the Company had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid it fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurs. The Company’s co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

In March 2010, the Company entered into a co-branded credit card agreement with a third-party bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay the Company fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on the Company’s Website. The Company has not yet launched the co-branded card, and as such did not earn any revenues from the program during the six months ended June 30, 2010.

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

Total revenues from Auctions, Cars and Real Estate businesses were $661,000 and $483,000 for the three months ended June 30, 2010 and 2009, respectively and $1.3 million and $987,000 for the six month periods ended June 30, 2010 and 2009 respectively.

The Company began selling products through its website to customers outside the United States in August 2008. As of June 30, 2010, the Company was offering products to customers in over 90 countries. The Company does not have operations outside the United States, and is using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from the Company’s leased warehouses or from a fulfillment partner.

Total revenues from International sales were $2.1 million and $757,000 for the three months ended June 30, 2010 and 2009, respectively and $4.5 million and $1.5 million for the six months ended June 30, 2010 and 2009 respectively.

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

Total net revenue is recorded net of estimated returns. The Company records an allowance for returns based on current period revenues and historical returns experience. The Company analyzes actual historical returns, current economic trends and changes in order volume and acceptance of its products when evaluating the adequacy of the sales returns allowance in any accounting period. The Company’s actual product returns have not differed materially from its estimates. The Company is not currently aware of any trends that it expects would significantly change future returns experience compared to historical experience. The allowance for returns was $6.3 million and $11.9 million at June 30, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at June 30, 2010 compared to December 31, 2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. The Company maintains an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $120,000 and $139,000 at June 30, 2010 and December 31, 2009, respectively.

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

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
Total revenue, net	$231,253	100%	$174,898	100%	$495,583	100%	$360,627	100%
Cost of goods sold
Product costs and other cost of goods sold	177,153	77%	128,898	73%	380,027	77%	267,464	74%
Fulfillment costs	12,521	5%	9,713	6%	26,706	5%	20,745	6%
Total cost of goods sold	189,674	82%	138,611	79%	406,733	82%	288,209	80%
Gross profit	$41,579	18%	$36,287	21%	$88,850	18%	$72,418	20%

Advertising expense

The Company expenses the costs of producing advertisements the first time the advertising takes place and expenses the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to the Company’s Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $12.1 million and $10.2 million during the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30 2010 and 2009, advertising expenses totaled $24.4 million and $21.8 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.1 million and $1.6 million at June 30, 2010 and December 31, 2009, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,342)	$330	$2,388	$(3,614)
Deemed dividend related to redeemable common stock	(63)	(11)	(77)	(22)
Net income (loss) attributable to common shares	$(1,405)	$319	$2,311	$(3,636)

Weighted average common shares outstanding—basic	23,013	22,817	22,978	22,810
Effect of dilutive securities:
Stock options and restricted stock units	—	232	351	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	23,013	23,049	23,329	22,810

Net income (loss) per common share—basic	$(0.06)	$0.01	$0.10	$(0.16)

Net income (loss) per common share—diluted	$(0.06)	$0.01	$0.10	$(0.16)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options and restricted stock units	1,267	1,219	569	1,451

Convertible senior notes	665	820	665	820

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

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program are as follows as of June 30, 2010 (in thousands):

	Balance	Accretion	Net Cash		Balance
	12/31/2009	Expense	Payments	Adjustments	6/30/2010

Lease and termination costs	$2,685	$126	$(323)	$(136)	$2,352

There were no restructuring charges during the three months ended June 30, 2010. The Company reversed $136,000 of lease termination costs liability during the six months ended June 30, 2010 due to changes in the estimate of sublease income, primarily as a result of the Company entering into an agreement with a sublessee to terminate the sublease and have the Company re-occupy a portion of the space previously abandoned, due to the Company’s growth and need for additional space. During the three and six months ended June 30, 2009, the Company reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

4.   COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,342)	$330	$2,388	$(3,614)
Reclassification adjustment for amounts included in net loss	—	—	—	(48)
Comprehensive income (loss)	$(1,342)	$330	$2,388	$(3,662)

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

The Company’s failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, the Company would become subject to financial covenants (i) limiting the Company’s capital expenditures to $20 million annually, and (ii) requiring the Company to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to the Company under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of June 30, 2010, the Company had $20.0 million in compensating cash balances held at U.S. Bank.

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

No amounts were outstanding under the Financing Agreement at June 30, 2010 and December 31, 2009, and letters of credit totaling $2.8 million and $2.6 million, respectively, were issued on behalf of the Company collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

On December 16, 2009, the Company entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. The Company uses the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2010, $2.1 million was outstanding and $2.9 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Capital leases

The Company leased certain software and computer equipment during the year ended December 31, 2009, under non-cancelable leases that expire on various dates through 2012.

Software and equipment relating to the capital leases totaled $1.7 million at June 30, 2010 and December 31, 2009, with accumulated depreciation of $612,000 and $335,000, respectively. Depreciation expense of assets recorded under capital leases was $145,000 and $41,000 for the three months ended June 30, 2010 and 2009, respectively. Depreciation expense of assets recorded under capital leases was $290,000 and $515,000 for the six months ended June 30, 2010 and 2009, respectively.

Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2010 (remainder)	$199
2011	793
2012	111
Total minimum lease payments	1,103
Less: amount representing interest	134
Present value of capital lease obligations	969
Less: current portion	701
Capital lease obligations, non-current	$268

3.75% Convertible Senior Notes

In November 2004, the Company completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to the Company were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. The Company recorded amortization of discount and debt issuance costs related to this offering totaling $66,000 and $71,000 during the three months ended June 30, 2010 and 2009, respectively and $134,000 and $144,000 during the six months ended June 30, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into the Company’s common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 665,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of the Company’s stock, as well as certain fundamental changes in the ownership of the Company). The Company has the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in the Company, certain changes in the Company’s board of directors or the termination of trading of the Company’s stock) meeting certain conditions, holders of the Senior Notes may require the Company to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires the Company to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining the Company’s corporate existence and properties, and paying taxes and other claims in a timely manner.

6.   COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2010, are as follows (in thousands):

Payments due by period
2010 (remainder)	$4,385
2011	8,606
2012	8,064
2013	7,421
2014	7,615
Thereafter	7,312
$43,403

Rental expense for operating leases totaled $2.0 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively. For the six month period ended June 30, 2010 and 2009, rental expense totaled $4.0 million and $3.6 million, respectively. Estimated sublease income of $4.5 million is expected over the next five years of which $954,000 is anticipated to be received in the next 12 months.

Legal Proceedings

From time to time, the Company receives claims of and becomes subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of the Company’s business and the sale of products on the Company’s Website. In connection with such litigation, the Company may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract Company management and key personnel from its business operations. The Company does not currently believe that any of its outstanding litigation will have a material adverse effect on its financial statements or business. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect the Company’s business, results of operations, financial position, or cash flows.

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

On August 12, 2008, the Company along with seven other defendants, was sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to the Company’s use of a product known as Facebook Beacon, created and provided to the Company by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including the Company’s answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from the Company. On March 17, 2010, over objections lodged by some parties, the court accepted the proposed settlement. Various parties objecting to the settlement have appealed and their appeal is now pending. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made.

On November 14, 2008, the Company filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. The Company’s complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as the Company had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, the Company received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that the Company is required to register for remitting of the Commercial Activity Tax, and owes $612,784 in taxes, interest, and penalties as of June 30, 2009. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. The Company believes the determinations to be unlawful, erroneous and is vigorously contesting the determination.

On March 10, 2009, the Company was sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges the Company failed to properly disclose its returns policy to her and that it improperly imposed a “restocking” charge on her return of a vacuum cleaner. The Company filed a motion to dismiss based upon assertions that the Company’s agreement with its customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, the Company asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss or transfer was denied, the court stating that the Company’s browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, the Company filed a Notice of Appeal of the court’s ruling. The appeal was denied. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and the Company intends to vigorously defend this action.

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

On or about November 11, 2009 Downunder Wireless, LLC filed suit against the Company and 21 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent for cell phones with a downward deploying antenna, angled away from the user’s face. Other named defendants are retailers or manufacturers of cell phones which allegedly infringe this patent. The Company believes that certain third party vendors of cell phone products sold to the Company are contractually obligated to indemnify the Company in this action. The Company answered the complaint and moved, along with other defendant retailers for a stay of the action pending the outcome of the case against manufacturers. In response Downunder voluntarily requested that the Company and other retailer defendants be dismissed from the case, and on May 18, 2010, the court dismissed the Company and the other retailers.

On or about December 16, 2009 Denmel Holdings, LLC filed suit against the Company and 25 other defendants in the United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. The Company believes that certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. By agreement, the Company has not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On or about January 15, 2010 the Center for Environmental Health filed suit against the Company and 138 other defendants in Superior Court of California, County of Alameda, for selling handbags that allegedly exceed the allowable lead content limits specified in California Proposition 65. The Company’s supplier of the goods specified in the complaint is providing for the Company’s defense in the action pursuant to its contractual indemnification obligations. The Company has not yet answered the complaint. In April 2010 the court approved a stipulated settlement among the parties which resolved the case without requirement of financial contribution from the Company. The case is now concluded.

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

On May 11, 2010 Site Update Solutions, LLC filed suit against the Company and 34 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent claiming “a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific internet search engine database regarding a particular WWW resource.” The Company has answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. The Company intends to vigorously defend this action and pursue its indemnification rights with its vendors.

On July 2, 2010 AdjustaCam LLC filed suit against the Company and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras The Company believes that if called upon to defend the action, certain third party vendors of such devices sold to the Company are contractually obligated to indemnify the Company in this action. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against the Company are described above. However no estimate of the loss or range of loss can be made. If served with summons and complaint, the Company would vigorously defend this action and pursue its indemnification rights with its vendors.

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

The Company establishes liabilities when a particular contingency is probable and estimable. The Company believes the $1.1 million accrued at June 30, 2010 in its consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the potential losses may exceed our accrued liabilities.

The Company has other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

The Company recognized a reduction in legal expenses of $600,000 and $1.2 million during the three and six months ended June 30, 2009, respectively, related to the settlement of legal matters. There were no amounts received related to the settlement of legal matters during the six months ended June 30, 2010.

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

8.   STOCK AND DEBT REPURCHASE PROGRAM

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes the Company to use up to $20.0 million in cash to repurchase a portion of its Senior Notes. Under this repurchase program, the Company retired $9.3 million of the Senior Notes during the six months ended June 30, 2010 for $9.0 million in cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount. The Company retired $7.4 million of the Senior Notes during the six months ended June 30, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount. As of June 30, 2010 and December 31, 2009, $50.3 million and $59.5 million of the Senior Notes remained outstanding, respectively.

During the three months ended June 30, 2010 and 2009, the Company withheld from vesting restricted stock awards totaling approximately 1,000 and 645 shares of its common stock for $26,000 and $7,000 respectively. During the six months ended June 30, 2010 and 2009, the Company withheld from vesting restricted stock awards totaling approximately 63,000 and 36,000 shares of its common stock for $818,000 and $334,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

9.   STOCK-BASED AWARDS

The Company has equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	$408	$576	$873	$1,233
Restricted stock awards	862	589	1,612	1,131
Total stock-based compensation expense	$1,270	$1,165	$2,485	$2,364

Stock options

The exercise price of each stock option granted under the Company’s employee equity incentive plans is equal to or greater than the market price of its common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to the Company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. There were no option grants for the three and six months ended June 30, 2010 and 2009.

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

Restricted stock awards

During the six months ended June 30, 2010, the Compensation Committee of the Board of Directors approved grants of 290,000 restricted stock awards to officers and employees of the Company. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to the Company. At June 30, 2010, there were 687,000 restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2010 was $23.19 and $13.04 per share, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2010 (in thousands):

	2010
	Awards	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	640	$11.35
Granted at fair value	290	13.04
Vested	(184)	11.77
Forfeited	(59)	11.59
Outstanding—end of period	687	$12.02

10.   REDEEMABLE COMMON STOCK

In June 2009, the Company discovered that it inadvertently issued 203,737 more shares of the Company’s common stock in connection with its 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although the Company believes that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At June 30, 2010 and December 31, 2009, approximately 65,000 shares or $821,000 and 65,000 shares or $744,000, respectively, of the Company’s common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

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

Based on the closing price of Overstock common stock of $18.07 at June 30, 2010, the Company anticipates that of the $821,000 of affected stock outstanding as of June 30, 2010, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $155,000 of the stock which represents the dollar amount of common stock that was acquired by the participants at a per share price greater than $18.07 and therefore these purchasers are the ones more likely to accept the offer. The actual amount of the Company’s potential liability will be determined based on the Company’s closing stock price on the date of expiration of the rescission offer, as under the anticipated terms of the rescission offer we will not repurchase shares if the amount paid by participants for the shares, plus interest, is less than our closing stock price on the date of the expiration of the rescission offer (as such participants would be in a position of having an unrealized gain, not a loss).

11.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and six months ended June 30, 2010 and 2009. The Company evaluates the performance of its segments and allocates resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2010
Revenue, net	$42,382	$188,871	$231,253	$92,950	$402,633	$495,583
Cost of goods sold	37,434	152,240	189,674	81,018	325,715	406,733
Gross profit	$4,948	$36,631	41,579	$11,932	$76,918	88,850
Operating expenses			(42,860)			(85,857)
Other expense, net			(68)			(483)
Provision (benefit) for income taxes			(7)			122
Net income (loss)			$(1,342)			$2,388

2009
Revenue, net	$28,685	$146,213	$174,898	$63,567	$297,060	$360,627
Cost of goods sold	23,532	115,079	138,611	53,929	234,280	288,209
Gross profit	$5,153	$31,134	36,287	$9,638	$62,780	72,418
Operating expenses			(36,130)			(77,142)
Other income, net			173			1,110
Provision for income taxes			—			—
Net loss (loss)			$330			$(3,614)

The direct segment includes revenues, direct costs, and allocations associated with sales fulfilled from the Company’s warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with the Company’s third-party fulfillment partner sales and are earned from selling the merchandise of third parties over the Company’s Website. The costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and internal customer service costs.

Assets have not been allocated between the segments for management purposes and, as such, they are not presented here.

For the three and six months ended June 30, 2010 and 2009, over 99% of sales were made to customers in the United States of America. At June 30, 2010 and December 31, 2009, all of the Company’s fixed assets were located in the United States of America.

12.   EMPLOYEE RETIREMENT PLAN

In December 2009, the Company implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from the Company, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses the participants shall vest in those deferred compensation amounts according to a vesting schedule that the Company shall determine at the time the Company contribution is made. As of June 30, 2010, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests in mutual funds. The trust assets, which consist of mutual funds, are recorded in the Company’s consolidated balance sheets because they are subject to the claims of the Company’s creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets.  The trust’s assets totaled $63,000, while the NQDC Plan’s liabilities totaled $69,000 at June 30, 2010. The assets and liabilities of the NQDC Plan were included in Other long-term assets and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan’s assets were immaterial for the three and six months ended June 30, 2010.

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

Our Business

We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess and closeout inventory without disrupting sales through traditional channels. Much of the merchandise offered on our Website is from well-known, brand-name manufacturers. In the Shopping Section of our Website, we currently have approximately 651,000 BMMG products and approximately 170,000 non-BMMG products in eleven major departments. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer, mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our objective is to become the dominant Internet-based closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination.

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to high-quality, brand-name merchandise at discount prices. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. Virtually all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the six months ended June 30, 2010 and 2009, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,340 third parties which post approximately 159,000 non-BMMG products, as well as most of the BMMG products, on our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of June 30, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a

U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended June 30, 2010 (in thousands):

	Three months ended June 30, 2010
Change in the	Increase	Increase
Estimate of Average	(Decrease) of	(Decrease) of
Transit Times (Days)	Revenue	Net Loss
2	$(5,066)	$902
1	$(2,592)	$456
As reported	As reported	As reported
-1	$5,015	$(942)
-2	$8,689	$(1,598)

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

Co-branded credit card revenue

During the six months ended June 30, 2009, we had a co-branded credit card agreement with a third-party bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and for card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurs. Our co-branded credit card agreement with the third-party bank terminated effective August 30, 2009.

In March 2010, we entered into a co-branded credit card agreement with a third-party bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website. We have not yet launched the co-branded card, and as such did not earn any revenues from the program during the six months ended June 30, 2010.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of June 30, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

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

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. Management analyzes historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $6.3 million and $11.9 million at June 30, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at June 30, 2010 compared to December 31, 2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $120,000 and $139,000 at June 30, 2010 and December 31, 2009, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $1.9 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively.

Valuation of inventories

We write down our inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped. During the three months ended June 30, 2010, we wrote down seasonal inventory that was acquired during the quarter that was not selling as anticipated by approximately $550,000.

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

Accounting for income taxes

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As of June 30, 2010 and December 31, 2009, we have recorded a full valuation allowance of $79.0 million and $80.2 million, respectively, against our net deferred tax asset balance due to uncertainties related to our deferred tax assets as a result of our history of operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to change the valuation allowance, which could materially impact our financial position and results of operations.

We are subject to audit by the IRS and various states for periods since inception. Our policy is that we recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. We do not have any material uncertain tax positions, accrued interest or penalties associated with unrecognized tax positions. There have been no material changes relating to these matters during the six months ended June 30, 2010.

We have provided a full valuation allowance on the deferred tax assets, consisting primarily of net operating loss carry-forwards, net of expected reversals of existing deferred tax liabilities, because of uncertainty regarding their realizability.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2010, and the year ended December 31, 2009.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million as of June 30, 2010 and December 31, 2009.

There were no impairments to goodwill recorded during the six months ended June 30, 2010 and year ended December 31, 2009.

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

Restricted stock awards

During the six months ended June 30, 2010, we granted a total of 290,000 restricted stock awards to employees, officers and directors. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee’s continuing service to us. At June 30, 2010, there were 687,000 un-vested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2010 was $23.19 and $13.04 per share, respectively.

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

The key factors that impacted 2010 financial results were strong revenue growth, supply chain efficiency gains, and disciplined expense management, particularly for marketing expenditures.

Revenues in Q2 2010 increased by 32% compared to Q2 2009 revenues. Our pricing and marketing initiatives resulted in revenue growth through new customer growth, higher site traffic, and improved conversion rates. Growth was broadly distributed across each of our major product categories.  Our direct business increased by 48%, and our fulfillment partner business increased by 29% this quarter. During Q2 2010, our direct business was 18% of total revenue compared to 16% in Q2 2009. During Q2 2010, our fulfillment partner business generated 82% of our total revenue compared to 84% in Q2 2009. The average dollar amount of orders placed during the quarter increased from $118 in Q2 2009 to $121 due to a slight shift in our sales mix toward higher priced items.

While we believe that pricing initiatives had a positive effect on our revenue growth, they had the opposite effect on our gross margin. Q2 2010 gross margin fell by 270 basis points compared to Q2 2009 largely due to our pricing initiatives. We were able to offset part of the gross margin decline and its effect on gross profit through higher revenue growth and supply chain efficiencies. In particular, our costs associated with customer returns for the fulfillment partner business and costs for customer service have decreased as a result of operational improvements and improved business terms.

Marketing expense as a percentage of revenue was 6.1% of sales for Q2 2010, down from 6.4% in Q2 2009. We believe that we used relatively effective advertising campaigns and maintained a disciplined approach to marketing expenditures. We believe that our primary focus of increasing contribution (a non-GAAP financial measure described below under “Non-GAAP Financial Measures”) has helped improve our marketing efficiency. Our Q2 technology and G&A expenses increased compared to last year as a result of our investment in corporate and IT staff and infrastructure during Q2 2010, and as a percentage of revenue we saw a 180 basis point improvement over Q2 2009. We plan to continue to make these types of investments.

We retired $9.3 million of our Senior Notes during the quarter, using $9.0 million of cash. As of June 30, 2010, $50.3 million of the Senior Notes remained outstanding.

As shown below under “Seasonality,” revenues in the second quarter are generally the lowest for the year. However, we do not provide guidance, and any projections of future results are subject to substantial uncertainty.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	18.3%	16.4%	18.8%	17.6%
Fulfillment partner	81.7	83.6	81.2	82.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	16.2	13.5	16.3	14.9
Fulfillment partner	65.8	65.8	65.8	65.0
Total cost of goods sold	82.0	79.3	82.1	79.9
Gross profit	18.0	20.7	17.9	20.1
Operating expenses:
Sales and marketing	6.1	6.4	5.7	6.9
Technology	6.1	7.3	5.7	7.3
General and administrative	6.3	6.9	5.9	7.2
Restructuring	—	—	—	—
Total operating expenses	18.5	20.6	17.3	21.4
Operating income (loss)	(0.5)	0.1	0.6	(1.3)
Interest income	—	—	—	—
Interest expense	(0.3)	(0.4)	(0.3)	(0.4)
Other income, net	0.3	0.5	0.2	0.7
Income (loss) before taxes	(0.5)	0.2	0.5	(1.0)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss)	(0.5)%	0.2%	0.5%	(1.0)%

Comparisons of Three Months Ended June 30, 2010 to June 30, 2009 and Six Months Ended June 30, 2010 to June 30, 2009

Revenue

Total net revenue increased 32.2% to $231.3 million for the three months ended June 30, 2010, from $174.9 million for the three months ended June 30, 2009, due to pricing and marketing initiatives as well as from improvement in the economy in general.

Direct revenue increased 47.8% to $42.4 million for the three months ended June 30, 2010, from $28.7 million for the same period in 2009. Fulfillment partner revenue increased 29.2% to $188.9 million for the three months ended June 30, 2010, from $146.2 million for the same period in 2009.

Total net revenue increased 37.4% to $495.6 million for the six months ended June 30, 2010, from $360.6 million for the six months ended June 30, 2009 due to pricing and marketing initiatives as well as from improvement in the economy in general.

Direct revenue increased 46.2% to $93.0 million for the six months ended June 30, 2010, from $63.6 million for the same period in 2009. Fulfillment partner revenue increased 35.5% to $402.6 million for the six months ended June 30, 2010, from $297.1 million for the same period in 2009.

The shift of business from Direct to Fulfillment Partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for “appropriate” mix or percentages for the size of either. We believe that the mix of the business between Direct and Fulfillment Partner is consistent with our strategic objectives for our business model in the current economic environment and we do not currently foresee any material shifts in mix.

Total revenues from Auctions, Cars and Real Estate businesses were $661,000 and $483,000 for the three months ended June 30, 2010 and 2009, respectively and are included in fulfillment partner revenue. For the six months ended June 30, 2010 and 2009, such revenues were $1.3 million and $987,000, respectively.

Total revenues from International sales were $2.1 million and $757,000 for the three months ended June 30, 2010 and 2009, respectively and $4.5 million and $1.5 million for the six months ended June 30, 2010 and 2009 respectively.

See “Executive Commentary” above for additional discussion regarding revenue and revenue growth.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing, and inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

Gross margins for the past five quarterly periods and fiscal year ending 2009 were:

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009	Q1 2010	Q2 2010
Direct	12.9%	18.0%	11.8%	11.9%	13.3%	13.8%	11.7%
Fulfillment Partner	21.0%	21.3%	20.7%	18.1%	19.9%	18.8%	19.4%
Combined	19.5%	20.7%	19.3%	17.1%	18.8%	17.9%	18.0%

Direct Gross Profit and Gross Margin—Gross profit for our direct business decreased 4.0% to $4.9 million for the three months ended June 30, 2010, from $5.2 million for the same period in 2009. Gross margin for the direct business decreased to 11.7% for the three months ended June 30, 2010, from 18.0% for the same period in 2009. Gross profit for our direct business increased 23.8% to $11.9 million for the three months ended June 30, 2010, from $9.6 million for the same period in 2009. Gross margin for the direct business decreased to 12.8% for the six months ended June 30, 2010, from 15.2% for the same period in 2009. The decrease in gross margin for the three and six months ended June 30, 2010 is primarily due to pricing initiatives that were implemented beginning in the third quarter of 2009. Additionally, during the three months ended June 30, 2010, we wrote down seasonal inventory that was acquired during the quarter that was not selling as anticipated by approximately $550,000 (See Item 1 of Part I. “Financial Statements”-Note 2-”Accounting Policies”-”Valuation of inventories”).

Fulfillment Partner Gross Profit and Gross Margin—Gross profit for our fulfillment partner business increased 17.7% to $36.6 million for the three months ended June 30, 2010, from $31.1 million for the same period in 2009. Gross margin for the fulfillment partner business decreased to 19.4% for the three months ended June 30, 2010, from 21.3% for the same period in 2009.

Gross profit for our fulfillment partner business increased 22.5% to $76.9 million for the six months ended June 30, 2010, compared to $62.8 million for the same period in 2009.  Gross margin for the fulfillment partner business decreased to 19.1% for the six months ended June 30, 2010 compared to 21.1% for the same period in 2009. The decrease in gross margin for the three and six months ended June 30, 2010 is primarily due to decreases in product sales prices from pricing initiatives that were implemented beginning in the third quarter of 2009.

During a review of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns approximately $1.4 million for the year ended December 31, 2009 (of which $237,000 and $563,000 related to the three and six months ended June 30, 2009, respectively) and $72,000 and $359,000 during the three and six months ended June 30, 2010, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

The other factors described above, such as sales coupons and promotions, did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $53,000 and $40,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, cost of goods sold includes stock-based compensation of $102,000 and $84,000, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
Total revenue, net	$231,253	100%	$174,898	100%	$495,583	100%	$360,627	100%
Cost of goods sold
Product costs and other cost of goods sold	177,153	77%	128,898	73%	380,027	77%	267,464	74%
Fulfillment costs	12,521	5%	9,713	6%	26,706	5%	20,745	6%
Total cost of goods sold	189,674	82%	138,611	79%	406,733	82%	288,209	80%
Gross profit	$41,579	18%	$36,287	21%	$88,850	18%	$72,418	20%

As displayed in the above table, fulfillment costs during the three months ended June 30, 2010 and 2009 were $12.5 million and $9.7 million, representing 5% and 6% of total net revenue for those respective periods. For the six months ended June 30, 2010 and 2009, fulfillment costs were $26.7 million and $20.7 million, representing 5% and 6% of total net revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing expenses.  We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $14.2 million and $11.2 million for the three months ended June 30, 2010 and 2009, respectively, representing 6.1% and 6.4% of total net revenue for those respective periods.  For the six months ended June 30, 2010 and 2009, sales and marketing expenses totaled $28.5 million and $24.7 million, respectively, representing 5.7% and 6.9% of total net revenue for those respective periods. The decrease in sales and marketing costs as a percentage of revenue for the three and six months ended June 30, 2010 was primarily due to more efficient marketing spending. We were able to generate more revenue per dollar of marketing spent in 2010.

Sales and marketing expenses include stock-based compensation expense of $153,000 and $161,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, sales and marking expenses include stock-based compensation expense of $303,000 and $303,000, respectively.

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

Technology expenses totaled $14.2 million and $12.7 million for the three months ended June 30, 2010 and 2009, respectively, representing 6.1% and 7.3% of total net revenue for those respective periods. The $1.5 million increase is primarily due to a $1.1 million increase in compensation expense primarily due to increases in staffing.

For the six months ended June 30, 2010 and 2009, technology expenses totaled $28.1 million and $26.3 million, respectively, representing 5.7% and 7.3% of total revenue for those respective periods. The $1.8 million increase is primarily due to a $2.7 million increase in compensation expense (primarily due to increases in staffing), partially offset by $875,000 of decrease in other technology expenses including depreciation expense.

Technology expenses include stock-based compensation expense of $271,000 and $235,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, technology expenses include stock-based compensation expense of $522,000 and $471,000, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $14.5 million and $12.3 million for the three months ended June 30, 2010 and 2009, respectively, representing approximately 6.3% and 6.9% of total net revenue for those respective periods. The $2.2 million increase is due to a $1.0 million increase in compensation expense primarily due to increases in staffing, and higher legal fees resulting from a $600,000 reduction in legal expenses in 2009 related to payments received from the settlement of legal matters.

For the six months ended June 30, 2010 and 2009 respectively, G&A expenses totaled $29.4 million and $26.2 million representing approximately 5.9% and 7.2% of total net revenue for those respective periods. The $3.2 million increase is primarily due to an increase in professional service fees for our external auditors, and higher legal fees resulting from a $1.2 million reduction in legal expenses in 2009 related to payments received from the settlement of legal matters.

General and administrative expenses include stock-based compensation expense of approximately $793,000 and $729,000 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, G&A expenses include stock-based compensation expense of $1.6 million and $1.5 million, respectively.

Restructuring. There were no restructuring charges during the three months ended June 30, 2010. We reversed $136,000 of lease termination costs liability during the six months ended June 30, 2010 due to changes in our estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and have us re-occupy a portion of the space previously abandoned, due to our growth and need for additional space. During the three and six months ended June 30, 2009, we reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

Overall, our total operating expenses increased 18.6% during the three months ended June 30, 2010 when compared to the same period in 2009, while total net revenues increased 32.2% and gross profit increased 14.6%. During the six months ended June 30, 2010, our total operating expenses increased 11.3% while total net revenues increased 37.4% and gross profit increased 22.7%.

Depreciation expense. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cost of goods sold - direct	$297	$322	$636	$645
Sales and marketing	—	—	—	—
Technology	3,051	2,555	5,634	6,049
General and administrative	204	169	376	339
Total depreciation and amortization, including internal-use software and website development	$3,552	$3,046	$6,646	$7,033

Non-operating income (expense)

Interest income. Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended June 30, 2010 and 2009 totaled $40,000 and $27,000, respectively. For the six months ended June 30, 2010 and 2009, interest income totaled $56,000 and $150,000, respectively. The decreases in interest income are primarily due to historically low interest rates.

Interest expense. Interest expense is largely related to interest incurred on our Senior Notes and our capital leases. Interest expense for the three months ended June 30, 2010 and 2009 totaled $760,000 and $808,000, respectively. For the six months ended June 30, 2010 and 2009, interest expense totaled $1.6 million and $1.7 million, respectively.

Other income, net. Other income, net for the three months ended June 30, 2010 and 2009 totaled $652,000 and $954,000, respectively. For the six months ended June 30, 2010 and 2009, other income, net totaled $1.0 million and $2.7 million, respectively. The decrease in other income, net was primarily due to lower gains on extinguishment of long-term debt during the six months ended June 30, 2010 when compared to the same period in 2009. For the three and six months ended June 30, 2010, we retired a total of $9.3 million of our Senior Notes for $9.0 million in cash, resulting in a gain of $204,000 on early extinguishment of debt, net of  $66,000 of associated unamortized discount. For the three months ended June 30, 2009, we retired $2.5 million of our Senior Notes for $1.6 million in cash, resulting in a gain of $884,000 on early extinguishment of debt, net of $29,000 of associated unamortized discount. For the six months ended June 30, 2009, we retired $7.4 million of Senior Notes for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount.

Income taxes

Our provision (benefit) for income taxes for the three months and six months ended June 30, 2010 of $(7,000) and 122,000 is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of June 30, 2010 and December 31, 2009 we had federal net operating loss carry forwards of approximately $159.3 million and $160.4 million, respectively, and state net operating loss carry forwards of approximately $139.0 million and $140.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses (“NOLs”), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess over limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of the Company’s value on the date of ownership change and the federal long-term tax-exempt rate. These net operating loss carry-forwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, revenues typically increase during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that second half revenues will exceed first half revenues, or that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters since 2007 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	$264,330	231,253	N/A	N/A
2009	185,729	174,898	193,783	322,359
2008	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At June 30, 2010, our cash and cash equivalents balance was $76.0 million.

Cash flow information is as follows:

	Six months ended June 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(39,938)	$(32,285)
Investing activities	(14,980)	6,629
Financing activities	(8,831)	(5,156)

Free Cash Flow. “Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2010 and 2009, was cash outflows of $54.8 million and $35.8 million, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash used in operating activities.

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

Operating activities resulted in net cash outflows of $39.9 million and $32.3 million for the six months ended June 30, 2010 and 2009, respectively. The primary operating use of cash and cash equivalents during the six months ended June 30, 2010 was for payments of accounts payable and accrued liabilities of $36.4 million and $15.0 million following the holiday season, which was partially offset by the cash from collection of accounts receivable of $3.4 million.

During the six months ended June 30, 2010, our credit card processor refunded the full $1 million reserve that it previously held at December 31, 2009. The credit card processor may change the amount of this reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards. Any increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition.

For the six months ended June 30, 2009, the $32.3 million of net cash used in operating activities was attributable to payments accounts payable and accrued liabilities of $33.6 million and $2.9 million following the holiday season. Additionally, $2.7 million of cash from sales in the first six months of 2009 were held in reserve by our credit card processor. Other cash used in operating activities for the six month period ended June 30, 2009, related to prepayments of $2.6 million related to software maintenance agreements and payments on prepaid inventory of $1.1 million. The amount of cash used in operating activities for the six months ended June 30, 2009 was partially offset by cash from sales of inventories exceeding purchases of inventory by $8.6 million due to the lower seasonal inventory levels required to support a lower seasonal level of sales in the first half of the year.

Cash flows from investing activities. For the six months ended June 30, 2010 and 2009, investing activities resulted in net cash outflows of $15.0 million and net cash inflows of $6.6 million, respectively. The $15.0 million used in investing activities during the six months ended June 30, 2010 resulted primarily from expenditures for fixed assets of $14.8 million, which largely consisted of software and hardware purchases for our data warehouse and other data storage infrastructure in order to support our growth. The $6.6 million of net cash provided by investing activities during the six months ended June 30, 2009 was primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel, partially offset by capital expenditures of $3.5 million.

Cash flows from financing activities.  For the six months ended June 30, 2010 and 2009, financing activities resulted in net cash outflows of $8.8 million and $5.2 million, respectively, which resulted primarily from $9.0 million and $4.6 million used for retirement of long-term debt, respectively.

Stock and Debt Repurchase Program

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under this repurchase program, we retired $9.3 million of the Senior Notes during the six months ended June 30, 2010 for $9.0 million in cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount at an approximate 5.7% yield to maturity. We retired $7.4 million of the Senior Notes during the six months ended June 30, 2009 for $4.6 million in cash, resulting in a gain of $2.8 on early extinguishment of debt, net of $92,000 of associated unamortized discount at an approximate 22.6% yield to maturity. As of June 30, 2010 and December 31, 2009, $50.3 million and $59.5 million of the Senior Notes remained outstanding, respectively.

During the three months ended June 30, 2010 and 2009, we withheld from vesting restricted stock awards totaling approximately 1,000 and 645 shares of our common stock for $26,000 and $7,000, respectively. During the six months ended June 30, 2010 and 2009, we withheld from vesting restricted stock awards totaling approximately 63,000 and 36,000 shares of our common stock for $818,000 and $334,000, respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Redeemable Common Stock

In June 2009, we discovered that we inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At June 30, 2010 and December 31, 2009, approximately 65,000 shares or $821,000 and 65,000 shares or $744,000, respectively, of our common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

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

Based on the closing price of Overstock common stock of $18.07 at June 30, 2010, we anticipate that of the $821,000 of affected stock outstanding as of June 30, 2010, it would be uneconomical for participants to attempt to rescind their acquisitions of more than $155,000 of the stock which represents the dollar amount of common stock that was acquired by the participants at a per share price greater than $18.07 and therefore these purchasers are the ones more likely to accept the offer. The actual amount of our potential liability will be determined based on our closing stock price on the date of expiration of the rescission offer, as under the anticipated terms of the rescission offer we will not repurchase shares if the amount paid by participants for the shares, plus interest, is less than our closing stock price on the date of the expiration of the rescission offer (as such participants would be in a position of having an unrealized gain, not a loss). The following table discloses the aggregate potential liability based on a range of hypothetical closing prices of our common stock:

Closing Stock Price	Aggregate Potential Liability
$7.50	$821,000
$10.00	$757,500
$12.50	$380,577
$15.00	$192,033
$17.50	$154,976
$20.00	$128,025
$22.50	$51,373
$25.00	$—

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt arrangements	$—	$50,675	$—	$—	$—	$—	$50,675
Interest on long-term debt	950	1,900	—	—	—	—	2,850
Capital lease obligations	199	793	111	—	—	—	1,103
Operating leases	4,385	8,606	8,064	7,421	7,615	7,312	43,403
Purchase obligations	40,786	1,092	—	—	—	—	41,878
Line of credit	—	—	—	—	—	—	—
Total contractual cash obligations	$46,320	$63,066	$8,175	$7,421	$7,615	$7,312	$139,909

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2010	2011	2012	2013	2014	Thereafter	Total
Letters of credit	$2,580	$250	$—	$—	$—	$—	$2,830

Purchase obligations. The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2010. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

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

Our failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011. As of June 30, 2010, we had $20.0 million in compensating cash balances held at U.S. Bank.

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

No amounts were outstanding under the Financing Agreement at June 30, 2010 and December 31, 2009, and letters of credit totaling $2.8 million and $2.6 million, respectively, were issued on our behalf and collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Purchasing Card Agreement. On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank National Association. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2010, $2.1 million was outstanding and $2.9 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Long-Term debt arrangements and interest. In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $66,000 and $71,000 during the three months ended June 30, 2010 and 2009, respectively and $134,000 and $144,000 during the six months ended June 30, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 665,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

At present we do not have any plan to redeem the outstanding Senior Notes in accordance with their redemption provisions but we may acquire additional Senior Notes in future open market purchases. To the extent the Senior Notes remain outstanding at maturity, we intend to pay them at maturity either with proceeds from operations or from financing activities.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

On February 17, 2009, our Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. Under the repurchase program, we retired $9.3 million of the Senior Notes during the six months ended June 30, 2010 for $9.0 million in cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount. We retired $7.4 million of the Senior Notes during the six months ended June 30,

2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount. As of June 30, 2010 and December 31, 2009, $50.3 million and $59.5 million of the Senior Notes remained outstanding, respectively.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenue, net	$231,253	$174,898	$495,583	$360,627
Cost of goods sold	189,674	138,611	406,733	288,209
Gross profit	41,579	36,287	88,850	72,418
Less: Sales and marketing expense	14,179	11,162	28,458	24,749
Contribution	$27,400	$25,125	$60,392	$47,669
Contribution margin	11.8%	14.4%	12.2%	13.2%

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

	Six months ended June 30,
	2010	2009
Net cash used in operating activities	$(39,938)	$(32,285)
Expenditures for fixed assets, including internal-use software and website development	(14,827)	(3,523)
Free cash flow	$(54,765)	$(35,808)

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

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. Some states impose on us the obligation to notify our customers of use tax obligations, and impose on us reporting requirements. These taxes, tax initiatives, and tax notice and reporting requirements could have an adverse effect on our cash flows, the volume of our business and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of three months or less at the date of purchase to be cash equivalents.

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

At June 30, 2010, we had $76.0 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $760,000 on our earnings or loss or cash flows of these instruments.

At June 30, 2010, we had $50.3 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At June 30, 2010, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.8 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Senior Notes as of June 30, 2010 was $45.9 million. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act” or “Exchange Act”). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of June 30, 2010. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•       We have hired additional accounting professionals.

•       We have reorganized our accounting and financial reporting department to improve supervisory review.

•       We have hired additional professionals for our internal audit department.

•      We have reorganized our supply chain department to provide comprehensive oversight over our returns process and partner billing accuracy.

•       We engaged a consulting firm to evaluate our information systems.  The consulting firm completed its review of our information systems during the second quarter of 2010 and, as described below, we are in the process of implementing the changes recommended by the consulting firm.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, material weaknesses in our internal control over financial reporting continue to exist at June 30, 2010.  We are still in the process of enacting additional changes to remediate these material weaknesses, and are in the process of implementing the following changes in our internal control over financial reporting:

•      We are in the process of implementing improvements to our information systems recommended by the consulting firm mentioned above, such as 1) evaluation of third party tools for possible automation of order-to-cash reconciliations, 2)initiation of a formal review process by finance personnel to determine potential financial reporting implications of proposed information system development projects, and 3)initiation of a formal post-implementation review process for deployed information system development projects to confirm that changes are working as intended.

•       We are in the process of reviewing our systems and controls to provide assurance that they appropriately capture amounts to be paid to fulfillment partners or deducted from partner payments.

•      We are in the process of enhancing our information systems testing to improve the completeness and accuracy of data provided by our information systems.

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

ITEM 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the Company’s common stock made during each month within the second quarter of 2010, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—		$—	—	$—
May 1, 2010 to May 31, 2010	1,139		$21.53	—	$—
June 1, 2010 to June 30, 2010	—		$—	—	$—
Total	1,139	(1)		—	$—

(1)  Represents shares withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants. No shares were repurchased in the open market.

ITEM 3.                                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                      (REMOVED AND RESERVED)

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

Date: August 5, 2010	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management