Form 10-Q
period 2010-09-30
OVERSTOCK.COM, INC
filed 2010-10-29
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

There were 23,059,132 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 18, 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$76,408	$139,757
Restricted cash	2,542	4,414
Accounts receivable, net	8,388	11,640
Inventories, net	34,393	23,375
Prepaid inventories, net	2,711	2,879
Prepaids and other assets	13,228	10,275
Total current assets	137,670	192,340
Fixed assets, net	30,388	20,618
Goodwill	2,784	2,784
Other long-term assets, net	1,454	758
Total assets	$172,296	$216,500
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,819	$76,623
Accrued liabilities	37,243	43,296
Deferred revenue	20,750	20,665
Finance obligations, current	3,325	—
Capital lease obligations, current	722	520
Total current liabilities	107,859	141,104
Capital lease obligations, non-current	188	806
Finance obligations, non-current	11,252	—
Other long-term liabilities	3,438	3,580
Convertible senior notes, net of debt discount - $180 and $528	34,445	59,466
Total liabilities	157,182	204,956
Commitments and contingencies (Note 6)
Redeemable common stock, $0.0001 par value: Outstanding - 65 and 65	843	744
Stockholders’ Equity:
Preferred stock, $0.0001 par value: Authorized shares - 5,000 Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value Authorized shares - 100,000 Issued shares - 25,856 and 25,583 Outstanding shares - 22,993 and 22,776	2	2
Additional paid-in capital	348,215	343,040
Accumulated deficit	(257,186)	(256,056)
Treasury stock:
Shares at cost - 2,863 and 2,807	(76,760)	(76,186)
Total stockholders’ equity	14,271	10,800
Total liabilities and stockholders’ equity	$172,296	$216,500

See accompanying notes to consolidated financial statements.

 Overstock.com, Inc.

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue, net
Direct	$47,508	$32,281	$140,458	$95,848
Fulfillment partner	197,912	161,502	600,545	458,562
Total net revenue	245,420	193,783	741,003	554,410
Cost of goods sold
Direct(1)	43,174	28,471	124,192	82,401
Fulfillment partner	160,868	128,000	486,583	362,279
Total cost of goods sold	204,042	156,471	610,775	444,680
Gross profit	41,378	37,312	130,228	109,730
Operating expenses:
Sales and marketing(1)	15,626	12,222	44,084	36,971
Technology(1)	14,186	12,499	42,312	38,798
General and administrative(1)	14,742	13,288	44,151	39,448
Restructuring	—	—	(136)	(66)
Total operating expenses	44,554	38,009	130,411	115,151
Operating loss	(3,176)	(697)	(183)	(5,421)
Interest income	55	11	111	161
Interest expense	(668)	(977)	(2,230)	(2,707)
Other income, net	387	297	1,410	2,987
Loss before taxes	(3,402)	(1,366)	(892)	(4,980)
Provision (benefit) for income taxes	(44)	—	78	—
Net loss	$(3,358)	$(1,366)	$(970)	$(4,980)
Deemed dividend related to redeemable common stock	(23)	(13)	(99)	(35)
Net loss attributable to common shares	$(3,381)	$(1,379)	$(1,069)	$(5,015)
Net loss per common share—basic:
Net loss per common share—basic	$(0.15)	$(0.06)	$(0.05)	$(0.22)
Weighted average common shares outstanding—basic	23,060	22,824	23,006	22,815
Net loss per common share—diluted:
Net loss per common share—diluted	$(0.15)	$(0.06)	$(0.05)	$(0.22)
Weighted average common shares outstanding—diluted	23,060	22,824	23,006	22,815

(1) Includes stock-based compensation as follows (Note 9):
Cost of goods sold — direct	$55	$39	$157	$123
Sales and marketing	152	155	454	458
Technology	272	232	794	703
General and administrative	807	673	2,365	2,179
Total stock-based compensation	$1,286	$1,099	$3,770	$3,463

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

and Comprehensive Loss (Unaudited)

(in thousands)

							Accumulated
			Additional				Other
	Common stock		Paid-in	Accumulated	Treasury stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Loss	Total
Balance at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800
Exercise of stock options	88	—	1,504	—	—	—		1,504
Stock-based compensation to employees and directors	—	—	3,770	—	—	—	—	3,770
Common stock issued upon vesting of restricted stock	185	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	63	(821)	—	(821)
Treasury stock issued for 401(k) matching contributions		—		(160)	(7)	247	—	87
Deemed dividend related to redeemable common stock (Note 10)	—	—	(99)	—	—	—	—	(99)
Comprehensive loss:
Net loss	—	—	—	(970)	—	—	—	(970)
Total comprehensive loss	—	—	—	—	—	—	—	(970)
Balance at September 30, 2010	25,856	$2	$348,215	$(257,186)	2,863	$(76,760)	$—	$14,271

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(970)	$(4,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,471	10,042
Realized loss on marketable securities	—	39
Loss on disposition of fixed assets	14	184
Stock-based compensation to employees and directors	3,770	3,453
Stock-based compensation to consultants for services	—	10
Amortization of debt discount and deferred loan costs	306	270
Gain from early extinguishment of debt	(346)	(2,810)
Restructuring reversals	(136)	(66)
Changes in operating assets and liabilities:
Restricted cash	1,872	(23)
Accounts receivable, net	3,252	(2,300)
Inventories, net	(11,018)	2,684
Prepaid inventories, net	168	(2,855)
Prepaids and other assets	(1,176)	(928)
Other long-term assets, net	(474)	(80)
Accounts payable	(30,837)	(24,251)
Accrued liabilities	(6,649)	1,384
Deferred revenue	85	(32)
Other long-term liabilities	(54)	—
Net cash used in operating activities	(31,722)	(20,259)
Cash flows from investing activities:
Purchases of trading securities held in a rabbi trust	(100)	—
Purchases of intangible assets	(380)	—
Sale of marketable securities prior to maturity	—	8,902
Investment in precious metals	(1,657)	—
Expenditures for fixed assets, including internal-use software and website development	(19,317)	(6,009)
Collection of notes receivable	—	1,250
Net cash (used in) provided by investing activities	(21,454)	4,143
Cash flows from financing activities:
Payments on capital lease obligations	(422)	(298)
Drawdowns on line of credit	—	1,612
Payments on line of credit	—	(1,612)
Proceeds from finance obligations	14,577	—
Paydown on direct financing arrangement	(146)	(159)
Payments to retire convertible senior notes	(24,865)	(4,563)
Exercise of stock options	1,504	3
Purchase of treasury stock	(821)	(333)
Net cash used in financing activities	(10,173)	(5,350)
Net decrease in cash and cash equivalents	(63,349)	(21,466)
Cash and cash equivalents, beginning of period	139,757	96,457
Cash and cash equivalents, end of period	$76,408	$74,991

Supplemental disclosures of cash flow information:
Interest paid	$1,598	$1,706
Taxes paid	$187	$—
Supplemental non-cash disclosures:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$910	$—
Issuance of common stock from treasury for 401(k) matching contribution	$87	$185
Issuance of redeemable common stock	$—	$400
Lapse of rescission rights of redeemable stock	$—	$967
Equipment and software acquired under capital lease obligations	$6	$2,047

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1.   BASIS OF PRESENTATION

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited annual consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2009. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, income taxes, stock-based compensation, performance-based compensation and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of September 30, 2010 and December 31, 2009 were $76.3 million and $129.2 million, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At September 30, 2010 and December 31, 2009, restricted cash was $2.5 million and $4.4 million and was held primarily in money market accounts.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

We account for our assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the following fair-value hierarchy:

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2010 (in thousands):

	Fair Value Measurements at September 30, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$78,887	$78,887	$—	$—
Trading securities held in a “rabbi trust” (1)	106	106
Total assets	$78,993	$78,993	$—	$—
Liabilities:
Restructuring accrual (2)	$2,269	$—	$—	$2,269

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$133,583	$133,583	$—	$—
Liabilities:
Restructuring accrual (2)	$2,685	$—	$—	$2,685

(1) — Trading securities held in a rabbi trust are included in Other long-term assets in the consolidated balance sheets (Note 12).

(2) —The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the Level 3 roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at September 30, 2010 and December 31, 2009 was $32.3 million on a carrying value of $34.4 million and $53.6 million on a carrying value of $59.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 12). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $106,000 at September 30, 2010 and are included in Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2010.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2010 and December 31, 2009, two banks held our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, and receivables. We invest our cash primarily in money market securities which are uninsured.

Our accounts receivable are derived primarily from revenue earned from customers located in the United States. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable.

Valuation of inventories

We write down our inventory for estimated obsolescence and to lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowances is recognized only when the related inventory has been sold or scrapped.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of goods sold - direct	$277	$313	$912	$960
Sales and marketing	—	—	—	—
Technology	3,296	2,529	8,930	8,577
General and administrative	253	167	629	505
Total depreciation and amortization, including internal-use software and website development	$3,826	$3,009	$10,471	$10,042

Internal-use software and website development

We include in fixed assets the capitalized cost of internal-use software and website development, including software used to upgrade and enhance our Website and processes supporting our business. We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the estimated useful life of two to three years. We expense costs incurred related to design or maintenance of internal-use software as incurred.

During the three months ended September 30, 2010 and 2009, we capitalized $2.4 million and $1.8 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.6 million and $1.4 million for those respective periods. During the nine months ended September 30, 2010 and 2009, we capitalized $7.5 million and $4.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $4.7 million and $4.5 million for those respective periods.

Revenue recognition

We derive revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website, advertisement revenue derived from our cars and real estate listing businesses, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and fulfillment partner revenue (see Note 11—“Business Segments”).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. The delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card program below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases sold through our Website. Club O reward dollars expire 90-days after the customer’s Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we recorded it as a reduction of revenue at the time the reward dollars are earned.

We recognize revenue for Club O reward dollars when: (i) customers redeem their reward dollars as part of a purchase at our Website, (ii) reward dollars expire or (iii) the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Due to the loyalty program’s short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

Co-branded credit program

During the nine months ended September 30, 2009, we had a co-branded credit card agreement with a commercial bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. Our co-branded credit card agreement with this bank terminated effective August 30, 2009.

In March 2010, we entered into a co-branded credit card agreement with a new commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward dollars that customers will accrue from card usage and can use to make purchases on our Website (See “Club O loyalty program” for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Direct revenue

Direct revenue consists of merchandise sold through our Website to individual consumers and businesses that is fulfilled from our leased warehouses.

Fulfillment partner revenue

Fulfillment partner revenue consists of merchandise sold through our Website and shipped by fulfillment partners directly to consumers and businesses from warehouses maintained by the fulfillment partners.

We operate an online auction service on our Website. The Auctions tab allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where our auction site lists returned merchandise, we are not the seller of auction-listed items and have no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers are recorded as revenue during the period these items are listed or sold on a net basis. The revenue for the returned merchandise that we sell at auction is recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

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

Total revenues from our Auctions, Cars and Real Estate businesses were $799,000 and $495,000 for the three months ended September 30, 2010 and 2009, respectively and $2.1 million and $1.5 million for the nine month periods ended September 30, 2010 and 2009 respectively.

We began selling products through our website to customers outside the United States in August 2008. As of September 30, 2010, we were offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Total revenues from International sales were $2.1 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively and $6.6 million and $2.8 million for the nine months ended September 30, 2010 and 2009 respectively.

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

In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, jewelry, apparel and accessories from many leading brands.

Deferred revenue

Customer orders are recorded as deferred revenue prior to estimated delivery of products or services. We record amounts received in advance for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we also sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue upon redemption. If a gift card is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

We inspect all returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we have made an error, such as shipping the wrong product.

If the return is not a result of a product defect or our error and the customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus both the original shipping charge and return shipping fees.

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not currently aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $6.7 million and $11.9 million at September 30, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at September 30, 2010 compared to December 31, 2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $111,000 and $139,000 at September 30, 2010 and December 31, 2009, respectively.

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

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Total revenue, net	$245,420	100%	$193,783	100%	$741,003	100%	$554,410	100%
Cost of goods sold
Product costs and other cost of goods sold	190,326	77%	145,943	76%	570,353	77%	413,406	74%
Fulfillment costs	13,716	6%	10,528	5%	40,422	5%	31,274	6%
Total cost of goods sold	204,042	83%	156,471	81%	610,775	82%	444,680	80%
Gross profit	$41,378	17%	$37,312	19%	$130,228	18%	$109,730	20%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $13.7 million and $10.6 million during the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, advertising expenses totaled $38.0 million and $31.8 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.9 million and $1.6 million at September 30, 2010 and December 31, 2009, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 9—“Stock-Based Awards”).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred.

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of the contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—“Restructuring Expense”).

Loss per share

Basic loss per share is computed by dividing net loss attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, convertible senior notes, and restricted stock units are included in the calculation of diluted loss per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net loss per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(3,358)	$(1,366)	$(970)	$(4,980)
Deemed dividend related to redeemable common stock	(23)	(13)	(99)	(35)
Net loss attributable to common shares	$(3,381)	$(1,379)	$(1,069)	$(5,015)

Weighted average common shares outstanding—basic	23,060	22,824	23,006	22,815
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	23,060	22,824	23,006	22,815

Net loss per common share—basic	$(0.15)	$(0.06)	$(0.05)	$(0.22)

Net loss per common share—diluted	$(0.15)	$(0.06)	$(0.05)	$(0.22)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options and restricted stock awards	1,242	1,365	1,242	1,365

Convertible senior notes	454	787	454	787

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

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

3.   RESTRUCTURING EXPENSE

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges to expense associated with the facilities consolidation and restructuring program are as follows as of September 30, 2010 (in thousands):

	Balance	Accretion	Net Cash		Balance
	12/31/2009	Expense	Payments	Adjustments	9/30/2010

Lease and termination costs	$2,685	$184	$(464)	$(136)	$2,269

There were no restructuring charges during the three months ended September 30, 2010. We reversed $136,000 of lease termination costs liability during the nine months ended September 30, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and re-occupy a portion of the space previously abandoned, due to our growth and need for additional space. There were no restructuring charges during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

4.   COMPREHENSIVE LOSS

Our comprehensive loss is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(3,358)	$(1,366)	$(970)	$(4,980)
Reclassification adjustment for amounts included in net loss	—	—	—	(48)
Comprehensive loss	$(3,358)	$(1,366)	$(970)	$(5,028)

5.   BORROWINGS

U.S. Bank Financing Agreements

On December 23, 2009, we entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”). The Financing Agreement replaces a former credit agreement with Wells Fargo.

The Financing Agreement provides for revolving loans and other financial accommodations to or for our benefit of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by our non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Our failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011.

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

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) make payments except regularly scheduled interest payments on our convertible debt or, after the occurrence of a triggering event, repurchase, redeem, defease, or acquire our convertible debt, (m) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (n) take certain actions regarding our receivables, and (o) take certain actions regarding our inventory.

With certain exceptions, a termination fee of up to 0.75% of the non cash-collateralized portion of the facility is payable by us if we terminate the facility prior to its stated termination date.

No amounts were outstanding under the Financing Agreement at September 30, 2010 and December 31, 2009, and letters of credit totaling $2.4 million and $2.6 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $14.6 million. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control where the Lessor sells substantially all of its assets, or another entity comes to acquire more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The effective interest rate under the Master Lease Agreement is 6.25%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least

1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases on a trailing basis).

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of September 30, 2010, we had $30.0 million in compensating cash balances held at U.S. Bank.

Future principal payments of finance obligations are as follows (in thousands):

Payments due by period
2010 (remainder)	$813
2011	3,375
2012	3,582
2013	3,802
2014	3,005
Total	$14,577

U.S. Bank Commercial Purchasing Card Agreement

On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2010, $3.2 million was outstanding and $1.8 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Capital leases

We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2014.

Software and equipment relating to the capital leases totaled $1.7 million at September 30, 2010 and December 31, 2009, with accumulated depreciation of $757,000 and $335,000, respectively. Depreciation expense of assets recorded under capital leases was $145,000 and $137,000 for the three months ended September 30, 2010 and 2009, respectively. Depreciation expense of assets recorded under capital leases was $435,000 and $651,000 for the nine months ended September 30, 2010 and 2009, respectively.

Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2010 (remainder)	$101
2011	798
2012	116
2013	3
Total minimum lease payments	1,018
Less: amount representing interest	108
Present value of capital lease obligations	910
Less: current portion	722
Capital lease obligations, non-current	$188

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $56,000 and $125,000 during the three months ended September 30, 2010 and 2009, respectively and $190,000 and $270,000 during the nine months ended September 30, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on

December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 454,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, and certain fundamental changes in our ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner.

6.   COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2010, are as follows (in thousands):

Payments due by period
2010 (remainder)	$2,211
2011	8,606
2012	8,064
2013	7,421
2014	7,615
Thereafter	7,318
$41,235

Rental expense for operating leases totaled $2.0 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively. For the nine month period ended September 30, 2010 and 2009, rental expense totaled $6.0 million and $5.6 million, respectively. Estimated sublease income of $4.4 million is expected over the next five years of which $1.1 million is anticipated to be received in the next 12 months.

Legal Proceedings

From time to time, we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike our claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike our common law punitive damages claims, but granted in part the defendants’ motion to strike our claims under California’s Unfair Business Practices Act, while allowing our claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. We elected not to pursue our claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, we amended our complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. Discovery in this case continues. A trial date has been set for September 12, 2011. We intend to continue to vigorously prosecute this action.

On April 15, 2008, we received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California have begun an investigation into the way we advertise products for sale, together with an administrative subpoena seeking related information and documents. The subpoena requests a range of documents, including documents relating to pricing methodologies, definitions of core and partner product, other site-defined terms, and the methods of internal and external pricing of products, and documents related to the pricing of a list of product items identified in the subpoena. We have responded to the subpoena and have engaged in resolution discussions with these authorities. In January 2010, our attorneys received correspondence from the Office of the District Attorney of County of Santa Clara in which the same offices of the various district attorneys made a collective proposal to resolve the dispute by our payment of $8.5 million. In March 2010, we received correspondence from the Office of the District Attorney of the County of Monterey in which the respective offices of the various district attorneys have made a collective proposal to resolve the dispute by our payment of $7.5 million in penalties and reimbursement. We disagree with the proposal and continue to discuss this matter with the authorities involved. In October 2010, we received notification that the Alameda County District Attorney joined the investigation group. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe that we follow industry advertising practices and we intend to continue to cooperate with the investigation.

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. On February 12, 2009, we filed notice of appeal, and argued the appeal on October 29, 2009. The appeal is still pending before the New York Supreme Court, Appellate Division.

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the court accepted the proposed settlement. Various parties objecting to the settlement have appealed and their appeal is now pending. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made.

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of

June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $24,545 for the period July 1, 2009 through December 31, 2009 in September, 2010. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful, erroneous and are vigorously contesting the determination.

On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges we failed to properly disclose our returns policy to her and that we improperly imposed a “restocking” charge on her return of a vacuum cleaner. We filed a motion to dismiss based upon assertions that our agreement with our customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, we asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss or transfer was denied, the court stating that our browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, we filed a Notice of Appeal of the court’s ruling. The appeal was denied. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. The suit is in its early stages, and we intend to vigorously defend this action.

On September 23, 2009 SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On or about September 25, 2009 Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three Internet-related and search software patents. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On or about December 16, 2009 Denmel Holdings, LLC filed suit against us and 25 other defendants in the United States District Court in the Central District of Utah for infringement of a patent for a device used to house and recharge several electronic devices, such as cell phones and pagers. On August 6, 2010 the plaintiff filed a notice of voluntary dismissal of its action against us which concluded the action as to Overstock.

On or about January 15, 2010 Nancy Davis LLC filed suit against us in the United States District Court in the Central District of California for trademark infringement for heart-shaped, peace sign jewelry. We believe that certain third party vendors of such products sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On May 11, 2010 Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent claiming “a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific internet search engine database regarding a particular WWW resource.” We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On July 2, 2010 AdjustaCam LLC filed suit against us and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint and counterclaimed. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to defend the action vigorously and pursue our indemnification rights with our vendors.

We have received a notice from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. We have been and will continue to cooperate fully with the investigation.

On August 4, 2010 EON Corp. IP Holdings, LLC filed suit against us and 16 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering a system and method for communicating between local subscriber units and a local base station repeater cell in a two-way communication interactive video network. The complaint alleges that we participate in joint infringement, contribute to infringement or induce others to infringe the patent because we sell mobile devices which devices are enabled with infringing components or which perform processes which infringe the patent. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to defend vigorously this action and pursue our indemnification rights with our vendors.

On September 10, 2010 Guildersleeve Holdings AG, LLC filed suit against us and 19 other defendants in the United States District Court in the Central District of California for infringement of a patent covering a system and method for updating “a database of metadata defining a predetermined plurality of viewer states in the manner claimed” in the patent suit. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to defend vigorously this action and pursue our indemnification rights with our vendors.

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2,300,000 and received in return transfers totaling at least $2,547,406. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to defend vigorously this action.

We establish liabilities when a particular contingency is probable and estimable. We believe the $1.2 million accrued at September 30, 2010 in our consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the potential losses may exceed our accrued liabilities.

We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

We recognized a reduction in legal expenses of $683,000 and $1.9 million during the three and nine months ended September 30, 2009, respectively, related to the settlement of legal matters. There were no amounts received related to the settlement of legal matters during the nine months ended September 30, 2010.

7.   INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

8.   STOCK AND DEBT REPURCHASE PROGRAM

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorized us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. On September 21, 2010, the Board of Directors approved a $15.0 million increase to our existing debt repurchase program. Under this repurchase program, we retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount. We retired $25.4 million of the Senior Notes during the nine months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount. We retired $7.4 million of the Senior Notes during the nine months ended September 30, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount. As of September 30, 2010 and December 31, 2009, $34.4 million and $59.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended September 30, 2010 and 2009, we withheld from vesting restricted stock awards a total of 150 and 200 shares of our common stock for $3,000 and $3,000 respectively. During the nine months ended September 30, 2010 and 2009, we withheld from vesting restricted stock awards a total of 63,000 and 36,000 shares of our common stock for $821,000 and $336,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

9.   STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	$364	$482	$1,237	$1,715
Restricted stock awards	922	617	2,533	1,748
Total stock-based compensation expense	$1,286	$1,099	$3,770	$3,463

Stock options

The exercise price of each stock option granted under our employee equity incentive plans is equal to or greater than the market price of our common stock on the date of grant. Generally, option grants vest over four years, expire no later than ten years from the grant date and are subject to the employee’s continuing service to us. The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model. There were no option grants during the three and nine months ended September 30, 2010 and 2009.

The computation of the expected volatility assumption used in the BSM pricing model for new grants is based on our historical stock prices over the expected term. We elected to use the “simplified method” as discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, Share Based Payment (“SAB No. 107”), to develop an expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods-Expected Term (“SAB No. 110”). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with ACS topic 718, beyond December 31, 2007. The risk-free interest rate for the period within the expected term of the option is based on the yield of United States Treasury notes in effect at the time of grant. We have not historically paid dividends; thus, the expected dividend yield used in the calculation is zero.

Restricted stock awards

During the three and nine months ended September 30, 2010, the Compensation Committee of the Board of Directors approved grants of 500 and 290,500 restricted stock awards to our officers and employees. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2010, there were 681,550 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2010 was $20.82 and $13.06 per share, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2010 (in thousands):

	Nine Months Ended September 30, 2010
	Awards	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	640	$11.35
Granted at fair value	291	13.06
Vested	(185)	11.52
Forfeited	(64)	11.55
Outstanding—end of period	682	$12.01

10.   REDEEMABLE COMMON STOCK

In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At September 30, 2010 and December 31, 2009, approximately 65,000 shares or $843,000 and 65,000 shares or $744,000, respectively, of our common stock including interest were classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, we entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009 (the “Purchase Period”). We subsequently made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. The remaining redeemable shares will be reclassified into permanent equity. On October 14, 2010 we terminated the Tolling Agreement.

11.   BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2010 and 2009. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment partner	Consolidated	Direct	Fulfillment partner	Consolidated
2010
Revenue, net	$47,508	$197,912	$245,420	$140,458	$600,545	$741,003
Cost of goods sold	43,174	160,868	204,042	124,192	486,583	610,775
Gross profit	$4,334	$37,044	41,378	$16,266	$113,962	130,228
Operating expenses			(44,554)			(130,411)
Other expense, net			(226)			(709)
Provision (benefit) for income taxes			(44)			78
Net loss			$(3,358)			$(970)

2009
Revenue, net	$32,281	$161,502	$193,783	$95,848	$458,562	$554,410
Cost of goods sold	28,471	128,000	156,471	82,401	362,279	444,680
Gross profit	$3,810	$33,502	37,312	$13,447	$96,283	109,730
Operating expenses			(38,009)			(115,151)
Other income (expense), net			(669)			441
Provision for income taxes			—			—
Net loss			$(1,366)			$(4,980)

The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The fulfillment partner segment includes revenues, direct costs and cost allocations associated with our third-party fulfillment partner sales and are earned from selling the merchandise of third parties over our Website. Costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for our internal management purposes and, as such, they are not presented here.

For the three and nine months ended September 30, 2010 and 2009, over 99% of sales were made to customers in the United States of America. At September 30, 2010 and December 31, 2009, all of our fixed assets were located in the United States of America.

12.   EMPLOYEE RETIREMENT PLAN

In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time the Company contribution is made. As of September 30, 2010, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust’s assets totaled $106,000, while the NQDC Plan’s liabilities totaled $112,000 at September 30, 2010. The assets and liabilities of the NQDC Plan were included in Other long-term assets and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan’s assets were immaterial for the three and nine months ended September 30, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These statements relate to our, and in some cases our customers’ or other third parties’, future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to, statements regarding our beliefs and expectations regarding:

•                  the seasonality of our direct and fulfillment partner revenue;

•                  the sufficiency of our capital resources;

•                  planned distribution and order fulfillment capabilities;

•                  improvements to our order processing systems and capabilities;

•                  our development of enhanced technologies and features;

•                  expansion of our customer service capabilities;

•                  improvements to our general and administrative functions;

•                  enhancements to our sales and marketing activities;

•                  the potential for growth in our customer base;

•                  our expansion into new markets, including international markets;

•                  our entering into agreements to provide products and services to other businesses;

•                  our promotion of new or complimentary product and sales formats;

•                  the expansion of our product and service offerings;

•                  the expansion of our market presence through relationships with third parties;

•                  our pursuit of complementary businesses and technologies;

•                  the adequacy of our insurance coverage;

•                  litigation matters and legal proceedings, our defenses to such matters and our contesting of such matters;

•                  the adequacy of our cash and cash equivalents, the amounts of our cash requirements and the sufficiency of our capital;

•                  our interest rate risk, our investment activities and the effect of changes in interest rates; the possibility that we will relocate our corporate offices or consolidate our warehouses; and

•                  our future depreciation expense and other future expenses.

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

Overview

We are an online retailer offering closeout and discount brand and non-brand name merchandise, including bed-and-bath goods, home décor, kitchenware, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We sell these products through an internet website located at www.overstock.com (“Website”). We also sell books, magazines, CDs, DVDs and video games (“BMMG”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—and online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, jewelry, apparel and accessories from many leading brands. Though our three websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for all three websites.

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

We provide manufacturers with a one-stop channel to sell both large and small quantities of excess, closeout, and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. In the Shopping Section of our Website, we currently have approximately 657,000 BMMG products and approximately 186,000 non-BMMG products in eleven major departments. Our customers are able to access and purchase our products 24 hours a day from the convenience of their computer, mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Our objective is to become the dominant Internet-based closeout solution for holders of brand-name merchandise, allowing them to dispose of that merchandise discreetly and with high recovery values, and to ultimately become a one-stop Internet-based discount shopping destination.

We use the Internet to create a more efficient market for liquidation, closeout and other discount merchandise. We provide consumers and businesses with quick and convenient access to a variety of merchandise including high-quality, brand-name merchandise at discount prices. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the nine months ended September 30, 2010 and 2009, no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. Our warehouses generally ship between 5,000 and 8,000 orders per day and up to approximately 32,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have fulfillment partner relationships with approximately 1,500 third parties which post approximately 175,000 non-BMMG products and most of the BMMG products, on our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Unless otherwise indicated or required by the context, the discussion herein of our consolidated financial statements, accounting policies and related matters, pertains to the Shopping Section of our Website and our O.biz and Eziba.com websites and not necessarily to the much smaller Auctions, Cars or Real Estate sections of our Website.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of September 30, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Eziba.com

In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, jewelry, apparel and accessories from many leading brands. Revenue generated from our Eziba.com website is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, “Financial Statements”—Note 2—“Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

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

•                  stock-based compensation; and

•                  loss contingencies.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website, advertisement revenue derived from our cars and real estate listing business, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: Direct revenue and Fulfillment partner revenue.

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended September 30, 2010 (in thousands):

	Three months ended September 30, 2010
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) of Revenue	Increase (Decrease) of Net Loss
2	$(7,496)	$1,163
1	$(4,816)	$755
As reported	As reported	As reported
-1	$4,244	$(644)
-2	$7,120	$(1,086)

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card program below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases sold through our Website. Club O reward dollars expire 90 days after the customers Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

We recognize revenue for Club O reward dollars when: (i) customers redeem their reward dollars as part of a purchase at our Website, (ii) reward dollars expire or (iii) the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Due to the loyalty program’s short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

Co-branded credit card revenue

During the nine months ended September 30, 2009, we had a co-branded credit card agreement with a commercial bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. Our co-branded credit card agreement with this bank terminated effective August 30, 2009.

In March 2010, we entered into a co-branded credit card agreement with a new commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank will pay us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See “Club O loyalty program” for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

We operate an online site for listing real estate for sale as a part of our Website. The real estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business is included in the fulfillment partner segment.

International business

We began selling products through our website to customers outside the United States in August 2008. As of September 30, 2010, we are offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received in advance for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

We inspect all returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we have made an error, such as shipping the wrong product.

If the return is not a result of a product defect or our error and our customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus both the original shipping charge and return shipping fees.

Total net revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. We are not aware of any trends that we expect would significantly change future returns experience compared to historical experience. The allowance for returns was $6.7 million and $11.9 million at September 30, 2010 and December 31, 2009, respectively. The decrease in the sales returns reserve at September 30, 2010 compared to December 31, 2009 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $111,000 and $139,000 at September 30, 2010 and December 31, 2009, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $1.7 million at September 30, 2010 and December 31, 2009, respectively.

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

Accounting for income taxes

We are subject to taxation from federal and state jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. Changes to our assumptions could cause us to make a revision to past estimates. We review the liabilities for their adequacy and appropriateness. As of September 30, 2010, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

We follow the asset and liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates expected to be in effect during the years in which the bases differences reverse. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that some portion, or all of the deferred tax assets may not be realized.

Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against all of our deferred tax assets. As of September 30, 2010 and December 31, 2009, we have recorded a full valuation allowance of $79.9 million and $80.2 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carryforwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

We consider future taxable income and evaluate the need for a valuation allowance on a regular basis. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may be realized. This assessment requires us to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Among other factors, we must make assumptions regarding overall business and retail industry conditions, operating efficiencies, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. While we expect to use a portion of our deferred tax assets in the current year to offset taxable income, operating losses in the current quarter and significant economic uncertainties in the market have made the projection of future taxable income uncertain. Accordingly, we have a valuation allowance recorded against our deferred tax assets as it is not “more likely than not” that the assets will be realized. A change in our assessment of the likelihood that we will generate future taxable income may result in a full or partial release of the valuation allowance against our deferred tax assets in future periods.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2010, and the year ended December 31, 2009.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at September 30, 2010 and December 31, 2009.

There were no impairments to goodwill recorded during the nine months ended September 30, 2010 and year ended December 31, 2009.

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

Restricted stock awards

During the three and nine months ended September 30, 2010, we granted a total of 500 and 290,500 restricted stock awards to employees, officers and directors. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year, and are subject to the employee’s continuing service to us. At September 30, 2010, there were 681,550 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2010 was $20.82 and $13.06 per share, respectively.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred.

Accounting pronouncements issued not yet adopted

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06,   Improving Disclosures About Fair Value Measurements , which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements in 2010 to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein, Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” at the beginning of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The key factors that impacted Q3 2010 financial results were continued revenue growth, lower gross margin resulting from pricing and marketing initiatives, expense management, particularly for technology and G&A expenditures, and general improvement in the economy.

Revenues in Q3 2010 increased by 27% compared to Q3 2009. Our pricing and marketing initiatives drove improvement in several key components of revenue growth, including new customer growth, higher site traffic, and average order size. We experienced some slowing in revenue growth starting in mid-September. Growth was broadly distributed across our major product categories, and largely in both our direct and fulfillment partner business. Our direct business increased by 47%, and our fulfillment partner business increased by 23% this quarter. During Q3 2010, our direct business was 19% of total revenue compared to 17% in Q3 2009, and our fulfillment partner business generated 81% of our total revenue compared to 83% in Q3 2009.

While we believe that pricing and marketing initiatives had a positive effect on our revenue growth, they had the opposite effect on our gross margin. Q3 2010 gross margin fell by 240 basis points compared to Q3 2009 largely due to our pricing initiatives. The pricing initiatives put more downward pressure on our gross margins than anticipated, and we are in the process of re-evaluating these initiatives.

Marketing expense as a percentage of revenue increased slightly to 6.4% of sales during Q3 2010 from 6.3% in Q3 2009. We increased marketing spend in Q3 in an effort to acquire additional customers prior to the Q4 holiday selling season. We believe that we used relatively effective advertising campaigns and maintained a disciplined approach to marketing expenditures. We believe that our primary focus of increasing contribution (a non-GAAP financial measure described below under “Non-GAAP Financial Measures”) has helped improve our marketing efficiency.

While Q3 technology and G&A expenses increased compared to last year as a result of our investment in corporate and IT staff and infrastructure during the quarter, as a percentage of revenue we saw a 160 basis point improvement over Q3 2009 primarily due to expenses growing at a slower rate than revenue. During Q3 2010, we also reduced estimated bonus accruals including approximately $1.1 million of bonus expense previously accrued in 2010, due to the lower than expected financial performance in Q3 2010.

We retired $16.1 million of our Senior Notes during the quarter, using $15.8 million of cash. As of September 30, 2010, $34.4 million of the Senior Notes remained outstanding, and working capital was $29.8 million.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	19.4%	16.7%	19.0%	17.3%
Fulfillment partner	80.6	83.3	81.0	82.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	17.6	14.6	16.7	14.9
Fulfillment partner	65.5	66.1	65.7	65.3
Total cost of goods sold	83.1	80.7	82.4	80.2
Gross profit	16.9	19.3	17.6	19.8
Operating expenses:
Sales and marketing	6.4	6.3	5.9	6.7
Technology	5.8	6.4	5.7	7.0
General and administrative	6.0	7.0	6.0	7.0
Restructuring	—	—	—	—
Total operating expenses	18.2	19.7	17.6	20.7
Operating loss	(1.3)	(0.4)	(0.0)	(0.9)
Interest income	—	—	—	—
Interest expense	(0.3)	(0.5)	(0.3)	(0.5)
Other income, net	0.2	0.2	0.2	0.5
Loss before taxes	(1.4)	(0.7)	(0.1)	(0.9)
Provision (benefit) for income taxes	—	—	—	—
Net loss	(1.4)%	(0.7)%	(0.1)%	(0.9)%

Comparisons of Three Months Ended September 30, 2010 to September 30, 2009 and Nine Months Ended September 30, 2010 to September 30, 2009

Revenue

Total net revenue increased 26.6% to $245.4 million for the three months ended September 30, 2010, from $193.8 million for the three months ended September 30, 2009, due to pricing and marketing initiatives, and from general improvement in the economy.

Direct revenue increased 47.2% to $47.5 million for the three months ended September 30, 2010, from $32.3 million for the same period in 2009. Fulfillment partner revenue increased 22.5% to $197.9 million for the three months ended September 30, 2010, from $161.5 million for the same period in 2009.

Total net revenue increased 33.7% to $741.0 million for the nine months ended September 30, 2010, from $554.4 million for the nine months ended September 30, 2009 due to pricing and marketing initiatives, and from general improvement in the economy.

Direct revenue increased 46.5% to $140.5 million for the nine months ended September 30, 2010, from $95.8 million for the same period in 2009. Fulfillment partner revenue increased 31.0% to $600.5 million for the nine months ended September 30, 2010, from $458.6 million for the same period in 2009.

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

Total revenues from Auctions, Cars and Real Estate businesses were $799,000 and $495,000 for the three months ended September 30, 2010 and 2009, respectively and are included in fulfillment partner revenue. For the nine months ended September 30, 2010 and 2009, such revenues were $2.1 million and $1.5 million, respectively.

Total revenues from International sales were $2.1 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively and $6.6 million and $2.8 million for the nine months ended September 30, 2010 and 2009 respectively.

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

Gross margins for the past seven quarterly periods and fiscal year ending 2009 were:

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009	Q1 2010	Q2 2010	Q3 2010
Direct	12.9%	18.0%	11.8%	11.9%	13.3%	13.8%	11.7%	9.1%
Fulfillment Partner	21.0%	21.3%	20.7%	18.1%	19.9%	18.8%	19.4%	18.7%
Combined	19.5%	20.7%	19.3%	17.1%	18.8%	17.9%	18.0%	16.9%

Direct Gross Profit and Gross Margin—Gross profit for our direct business increased 13.8% to $4.3 million for the three months ended September 30, 2010, from $3.8 million for the same period in 2009. Gross margin for the direct business decreased to 9.1% for the three months ended September 30, 2010, from 11.8% for the same period in 2009. Gross profit for our direct business increased 21.0% to $16.3 million for the nine months ended September 30, 2010, from $13.4 million for the same period in 2009. Gross margin for the direct business decreased to 11.6% for the nine months ended September 30, 2010, from 14.0% for the same period in 2009. The decrease in gross margin for the three and nine months ended September 30, 2010 is primarily due to pricing initiatives that were implemented beginning in the third quarter of 2009, partially offset by a shift in sales mix to higher margin products.

Fulfillment Partner Gross Profit and Gross Margin—Gross profit for our fulfillment partner business increased 10.6% to $37.0 million for the three months ended September 30, 2010, from $33.5 million for the same period in 2009. Gross margin for the fulfillment partner business decreased to 18.7% for the three months ended September 30, 2010, from 20.7% for the same period in 2009. Gross profit for our fulfillment partner business increased 18.4% to $114.0 million for the nine months ended September 30, 2010, compared to $96.3 million for the same period in 2009. Gross margin for the fulfillment partner business decreased to 19.0% for the nine months ended September 30, 2010 compared to 21.0% for the same period in 2009. The decrease in gross margin for the three and nine months ended September 30, 2010 is primarily due to pricing initiatives that were implemented beginning in the third quarter of 2009.

During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $1.6 million for the year ended December 31, 2009 (of which $294,000 and $981,000 related to the three and nine months ended September 30, 2009, respectively) and $123,000 and $691,000 during the three and nine months ended September 30, 2010, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

The other factors described above, such as sales coupons and promotions, did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $55,000 and $39,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, cost of goods sold includes stock-based compensation of $157,000 and $123,000, respectively.

See “Executive Commentary” above for additional discussion.

Fulfillment costs

Fulfillment costs include all warehousing costs, including fixed overhead and variable handling costs (excluding packaging costs), and credit card fees and customer service costs, all of which we include as costs in calculating gross margin. We believe that some companies in our industry, including some of our competitors, account for fulfillment costs within operating expenses, and therefore exclude fulfillment costs from gross margin. As a result, our gross margin may not be directly comparable to others in our industry.

The following table has been included to provide investors additional information regarding our classification of fulfillment costs and gross margin, thus enabling investors to better compare our gross margin with others in our industry ($ in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
Total revenue, net	$245,420	100%	$193,783	100%	$741,003	100%	$554,410	100%
Cost of goods sold
Product costs and other cost of goods sold	190,326	77%	145,943	76%	570,353	77%	413,406	74%
Fulfillment costs	13,716	6%	10,528	5%	40,422	5%	31,274	6%
Total cost of goods sold	204,042	83%	156,471	81%	610,775	82%	444,680	80%
Gross profit	$41,378	17%	$37,312	19%	$130,228	18%	$109,730	20%

As displayed in the above table, fulfillment costs during the three months ended September 30, 2010 and 2009 were $13.7 million and $10.5 million, representing 6% and 5% of total net revenue for those respective periods. For the nine months ended September 30, 2010 and 2009, fulfillment costs were $40.4 million and $31.3 million, representing 5% and 6% of total net revenue for those respective periods. Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees.

Operating expenses

Sales and marketing expenses. We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $15.6 million and $12.2 million for the three months ended September 30, 2010 and 2009, respectively, representing 6.4% and 6.3% of total net revenue for those respective periods. For the nine months ended September 30, 2010 and 2009, sales and marketing expenses totaled $44.1 million and $37.0 million, respectively, representing 5.9% and 6.7% of total net revenue for those respective periods. The decrease in sales and marketing costs as a percentage of revenue for the nine months ended September 30, 2010 was primarily due to more efficient marketing spending. We were able to generate more revenue per dollar of marketing spent in 2010.

Sales and marketing expenses include stock-based compensation expense of $152,000 and $155,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, sales and marking expenses include stock-based compensation expense of $454,000 and $458,000, respectively.

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

Technology expenses. We seek to efficiently invest in our technology, including web services, customer support, search, expansion of new and existing product categories, and technology infrastructure to continue to enhance the customer experience, improve our process efficiency and support our web services infrastructure.

Technology expenses totaled $14.2 million and $12.5 million for the three months ended September 30, 2010 and 2009, respectively, representing 5.8% and 6.4% of total net revenue for those respective periods. The $1.7 million increase is primarily due to a $1.6 million increase in salaries and benefits expense (primarily due to increases in staffing), and a $766,000 increase in depreciation expense as result of significant investments in information technology assets in 2010, partially offset by a $816,000 decrease in estimated bonus expense in 2010 as a result of lower than expected financial performance during the three months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009, technology expenses totaled $42.3 million and $38.8 million, respectively, representing 5.7% and 7.0% of total revenue for those respective periods. The $3.5 million increase is primarily due to a $4.6 million increase in salaries and benefits expense (primarily due to increases in staffing), partially offset by $1.1 million decrease in estimated bonus expense in 2010 as a result of lower than expected financial performance during the three months ended September 30, 2010.

Technology expenses include stock-based compensation expense of $272,000 and $232,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, technology expenses include stock-based compensation expense of $794,000 and $703,000, respectively.

General and administrative expenses. General and administrative (“G&A”) expenses totaled $14.7 million and $13.3 million for the three months ended September 30, 2010 and 2009, respectively, representing approximately 6.0% and 7.0% of total net revenue for those respective periods. The $1.4 million increase is due to a $1.8 million increase in salaries and benefits expense (primarily due to increases in staffing), a $491,000 increase in professional service fees for our external auditors and a $640,000 increase in legal fees largely resulting from a $683,000 reduction in legal expenses in 2009 related to payments received from the settlement of legal matters, partially offset by a $1.5 million decrease in estimated bonus expense in 2010 as a result of lower than expected financial performance during the three months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009 respectively, G&A expenses totaled $44.2 million and $39.4 million representing approximately 6.0% and 7.0% of total net revenue for those respective periods. The $4.8 million increase is primarily due to a $3.3 million increase in salaries and benefits expense (primarily due to increases in staffing), a $2.2 million increase in professional service fees for our external auditors and a $1.5 million increase in legal fees largely resulting from a $1.9 million reduction in legal expenses in 2009 related to payments received from the settlement of legal matters, partially offset by a $2.3 million decrease in estimated bonus expense in 2010 as a result of lower than expected financial performance during the three months ended September 30, 2010.

General and administrative expenses include stock-based compensation expense of approximately $807,000 and $673,000 for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, G&A expenses include stock-based compensation expense of $2.4 million and $2.2 million, respectively.

Restructuring. There were no restructuring charges during the three months ended September 30, 2010 and 2009. We reversed $136,000 of lease termination costs liability during the nine months ended September 30, 2010 due to changes in our estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and have us re-occupy a portion of the space previously abandoned, due to our growth and need for additional space. During the nine months ended September 30, 2009, we reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

Overall, our total operating expenses increased 17.4% to $44.6 million during the three months ended September 30, 2010 from $38.0 million during the three months ended September 30, 2009, while total net revenues increased 26.6% and gross profit increased 10.9%. Our total operating expenses increased 13.2% to $130.4 million during the nine months ended September 30, 2010 from $115.2 million during the three months ended September 30, 2009, while total net revenues increased 33.7% and gross profit increased 18.7%.

Depreciation expense. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cost of goods sold - direct	$277	$313	$912	$960
Sales and marketing	—	—	—	—
Technology	3,296	2,529	8,930	8,577
General and administrative	253	167	629	505
Total depreciation and amortization, including internal-use software and website development	$3,826	$3,009	$10,471	$10,042

Non-operating income (expense)

Interest income. Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended September 30, 2010 and 2009 totaled $55,000 and $11,000, respectively. For the nine months ended September 30, 2010 and 2009, interest income totaled $111,000 and $161,000, respectively.

Interest expense. Interest expense is largely related to interest incurred on our Senior Notes and our capital leases. Interest expense for the three months ended September 30, 2010 and 2009 totaled $668,000 and $977,000, respectively. For the nine months ended September 30, 2010 and 2009, interest expense totaled $2.2 million and $2.7 million, respectively. Decreases in interest expense are primarily a result of extinguishments of long-term debt.

Other income, net. Other income, net for the three months ended September 30, 2010 and 2009 totaled $387,000 and $297,000, respectively. The increase was primarily due to gain on extinguishment of long-term debt during the three months ended September 30 2010. Other income, net for the nine months ended September 30, 2010 and 2009 totaled $1.4 million and $3.0 million, respectively. The decrease was primarily due to lower gains on extinguishment of long-term debt partially offset by an increase in sublease income during the nine months ended September 30, 2010.

Income taxes

Our provision (benefit) for income taxes for the three months and nine months ended September 30, 2010 of $(44,000) and $78,000 is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of September 30, 2010 and December 31, 2009 we had federal net operating loss carry forwards of approximately $158.6 million and $160.4 million, respectively, and state net operating loss carry forwards of approximately $138.5 million and $140.1 million, respectively, which may be used to offset future taxable income. An additional $15.9 million of net operating losses (“NOLs”), related to the acquisition of Gear.com, are limited under Internal Revenue Code Section 382 to $799,000 a year plus any excess over limitations not utilized in prior years. The annual limitation available in a given year for NOLs subject to IRC Section 382 is the product of our value on the date of ownership change and the federal long-term tax-exempt rate. These net operating loss carry-forwards will begin to expire in 2018.

Seasonality

Based upon our historical experience, revenues typically increase during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product, competition and other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters since 2007 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	$264,330	231,253	245,420	N/A
2009	185,729	174,898	193,783	322,359
2008	201,800	188,202	186,007	253,841
2007	162,156	149,171	160,059	294,516

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

Our principal sources of liquidity are cash flows generated from annual operations and our existing cash and cash equivalents resources. At September 30, 2010, our cash and cash equivalents balance was $76.4 million.

Cash flow information is as follows:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Cash provided by (used in):
Operating activities	$(31,722)	$(20,259)
Investing activities	(21,454)	4,143
Financing activities	(10,173)	(5,350)

Free Cash Flow. “Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2010 and 2009, was cash outflows of $51.0 million and $26.3 million, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash used in operating activities.

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

Operating activities resulted in net cash outflows of $31.7 million and $20.3 million for the nine months ended September 30, 2010 and 2009, respectively. The primary operating use of cash and cash equivalents during the nine months ended September 30, 2010 was for payments of accounts payable and accrued liabilities of $30.8 million and $6.6 million following the holiday season, an increase of $11.0 million in inventories in preparation for the holiday shopping season, which was partially offset by the cash from collection of accounts receivable of $3.3 million.

During the nine months ended September 30, 2010, our credit card processor refunded the full $1 million reserve that it previously held at December 31, 2009. The credit card processor may reimpose a reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards. Any establishment of or increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition.

For the nine months ended September 30, 2009, the $20.3 million of net cash used in operating activities was primarily due to payments on accounts payable of $24.3 million, payments on prepaid inventory of $2.9 million, which were made in the third quarter to secure inventory in preparation for the holiday shopping season, partially offset by changes in accrued liabilities of $1.4 million due to increased bonus and legal accruals.

Cash flows from investing activities. For the nine months ended September 30, 2010 and 2009, investing activities resulted in net cash outflows of $21.5 million and net cash inflows of $4.1 million, respectively. The $21.5 million used in investing activities during the nine months ended September 30, 2010 resulted primarily from expenditures for fixed assets of $19.3 million, which largely consisted of software and hardware purchases for our data warehouse and other data storage infrastructure in order to support our growth and a $1.7 million investment in precious metals in an effort to diversify our investments. The $4.1 million of net cash provided by investing activities during the nine months ended September 30, 2009 was primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel, offset by capital expenditures of $6.0 million.

Cash flows from financing activities. For the nine months ended September 30, 2010 and 2009, financing activities resulted in net cash outflows of $10.2 million and $5.4 million, respectively. The $10.2 million used in financing activities during the nine months ended September 30, 2010 resulted primarily from $24.9 million used for retirement of long-term debt, partially offset by $14.6 million in proceeds from finance obligations (which were used for retirement of long-term debt) and $1.5 million in proceeds from the exercise of stock options. The $5.4 million used in financing activities during the nine months ended September 30, 2009 resulted primarily from $4.6 million used for retirement of long-term debt.

Stock and Debt Repurchase Program

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorized us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. On September 21, 2010, the Board of Directors approved a $15.0 million increase to our existing debt repurchase program. Under this repurchase program, we retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount at an approximate 5% yield to maturity. For the three months ended September 30, 2009, we did not retire any of our Senior Notes. We retired $25.4 million of the Senior Notes during the nine months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount at an approximate 5% yield to maturity. We retired $7.4 million of the Senior Notes during the nine months ended September 30, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount at an approximate 23% yield to maturity. As of September 30, 2010 and December 31, 2009, $34.4 million and $59.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended September 30, 2010 and 2009, we withheld from vesting restricted stock awards a total of 150 and 200 shares of our common stock for $3,000 and $3,000, respectively. During the nine months ended September 30, 2010 and 2009, we withheld from vesting restricted stock awards a total of 63,000 and 36,000 shares of our common stock for $821,000 and $336,000, respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Redeemable Common Stock

In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have or have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at September 30, 2009 with respect to most of the inadvertent issuances. At September 30, 2010 and December 31, 2009, approximately 65,000 shares or $843,000 and 65,000 shares or $744,000, respectively, of our common stock including interest was classified outside stockholders’ equity because of the potential rescission rights.

On August 31, 2009, we entered into a Tolling and Standstill Agreement (the “Tolling Agreement”) with the Overstock.com, Inc. Employee Benefits Committee (the “Committee”) relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009. We subsequently made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. The remaining redeemable shares will be reclassified into permanent equity. On October 14, 2010 we terminated the Tolling Agreement.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt arrangements	$—	$34,625	$—	$—	$—	$—	$34,625
Interest on long-term debt	649	1,298	—	—	—	—	1,947
Finance obligations	813	3,375	3,582	3,802	3,005	—	14,577
Interest on finance obligations	214	732	524	304	75	—	1,849
Capital lease obligations	101	798	116	3	—	—	1,018
Operating leases	2,211	8,606	8,064	7,421	7,615	7,318	41,235
Purchase obligations	24,336	7,004	—	—	—	—	31,340
Line of credit	—	—	—	—	—	—	—
Total contractual cash obligations	$28,324	$56,438	$12,286	$11,530	$10,695	$7,318	$126,591

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2010	2011	2012	2013	2014	Thereafter	Total
Letters of credit	$2,435	$—	$—	$—	$—	$—	$2,435

Purchase obligations. The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2010. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Borrowings

U.S. Bank Financing Agreements. On December 23, 2009 we entered into (i) a Financing Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank National Association (“U.S. Bank”), and (ii) a Security Agreement dated December 22, 2009 with U.S. Bank (the “Security Agreement”) and related agreements described in the Financing Agreement and/or Security Agreement.

The Financing Agreement provides for revolving loans and other financial accommodations to or for our benefit of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by the Company’s non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Our failure to keep at least $20 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011.

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

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) make payments except regularly scheduled interest payments on our convertible debt or, after the occurrence of a triggering event, repurchase, redeem, defease, or acquire our convertible debt, (m) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (n) take certain actions regarding our receivables, and (o) take certain actions regarding our inventory.

With certain exceptions, a termination fee of up to 0.75% of the non cash-collateralized portion of the facility is payable by us if we terminate the facility prior to its stated termination date.

No amounts were outstanding under the Financing Agreement at September 30, 2010 and December 31, 2009, and letters of credit totaling $2.4 million and $2.6 million, respectively, were issued on our behalf and collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $14.6 million. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control where the Lessor sells substantially all of its assets, or another entity comes to acquire more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The effective interest rate under the Master Lease Agreement is 6.25%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases on a trailing basis).

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at the our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of September 30, 2010, we had $30.0 million in compensating cash balances held at U.S. Bank.

U.S. Bank Purchasing Card Agreement. On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank National Association. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2010, $3.2 million was outstanding and $1.8 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Long-Term debt arrangements and interest. In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $56,000 and $125,000 during the three months ended September 30, 2010 and 2009, respectively and $190,000 and $270,000 during the nine months ended September 30, 2010 and 2009, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 454,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions, certain repurchases of our stock, and certain fundamental changes in ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

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

On February 17, 2009, the Board of Directors approved a debt repurchase program that authorizes us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. On September 21, 2010, the Board of Directors approved a $15.0 million increase to our existing debt repurchase program. Under this repurchase program, we retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount. For the three months ended September 30, 2009, we did not retire any of our Senior Notes. We retired $25.4 million of the Senior Notes during the three months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount. We retired $7.4 million of the Senior Notes during the nine months ended September 30, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount. As of September 30, 2010 and December 31, 2009, $34.4 million and $59.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenue, net	$245,420	$193,783	$741,003	$554,410
Cost of goods sold	204,042	156,471	610,775	444,680
Gross profit	41,378	37,312	130,228	109,730
Less: Sales and marketing expense	15,626	12,222	44,084	36,971
Contribution	$25,752	$25,090	$86,144	$72,759
Contribution margin	10.5%	12.9%	11.6%	13.1%

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

	Nine months ended September 30,
	2010	2009
Net cash used in operating activities	$(31,722)	$(20,259)
Expenditures for fixed assets, including internal-use software and website development	(19,317)	(6,009)
Free cash flow	$(51,039)	$(26,268)

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

At September 30, 2010, we had $79.0 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated annual impact of $790,000 on our earnings or loss or cash flows of these instruments.

At September 30, 2010, we had $34.4 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding which bear interest at a fixed rate of 3.75%. At September 30, 2010, we had $14.6 million of financing obligations outstanding which bear interest at a fixed rate of 6.25%. At September 30, 2010, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.4 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Senior Notes as of September 30, 2010 was $32.3 million. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of September 30, 2010. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance (principal financial officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•      We hired additional accounting and internal audit professionals.

•      We made improvements to our returns process systems and controls to enhance our partner billing accuracy.

•      We made improvements to our information systems program change and program development controls.

•      We made improvements to our information systems based on recommendations made by the consulting firm we engaged during the second quarter of 2010, such as completing the implementation of a formal review process by finance personnel to determine potential financial reporting implications of proposed information system development projects.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, material weaknesses in our internal control over financial reporting continue to exist at September 30, 2010. We are still in the process of enacting additional changes to remediate these material weaknesses, and are in the process of implementing the following changes in our internal control over financial reporting:

•      Implementing additional improvements to our information systems recommended by the consulting firm mentioned above, such as, 1) finalizing our evaluation of third party tools for possible automation of order-to-cash reconciliations, and 2) implementing a formal post-implementation review process to confirm that deployed information system project changes are working as intended.

•      Making additional improvements to our systems and controls to provide assurance that they appropriately capture amounts to be paid to fulfillment partners or deducted from partner payments.

•      Reviewing improvements to our information systems program change and program development controls to assess the effectiveness of the changes.

PART II. OTHER INFORMATION

ITEM 1.                                  LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 6—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.                               RISK FACTORS

Item 1A, (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Except as noted in this Item, there have been no material changes from the Risk Factors described in our Annual Report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Existing or future government regulation could harm our business.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet or through other means. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, behavioral advertising, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. Recently the United States Congress passed the Consumer Product Safety Improvement Act (“CPSIA”), which created more stringent safety requirements for children’s products and any products containing lead paint sold within the United States. The CPSIA, not only regulates the future manufacture of items such as cribs, pacifiers, toys and children’s jewelry, but applies to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold subsequent to the effective dates of the legislation, through regulatory or civil actions against us. Some of the products we sell or manufacture may, under statutory or common law, from time to time expose us to claims related to personal injury, death, environmental or property damage and may from time to time require product recalls or other actions which may not be covered, in whole or in part, by our liability insurance. These current and future laws and regulations could harm our business, results of operation and financial condition.

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

ITEM 2.                                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the our common stock made during each month within the third quarter of 2010, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	150		$19.90	—	$—
August 1, 2010 to August 31, 2010	—		—	—	—
September 1, 2010 to September 30, 2010	—		—	—	—
Total	150	(1)		—	$—

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

10.1

Master Lease Agreement dated as of September 17, 2010 with U.S. Bancorp Equipment Finance, Inc. - Technology Finance Group and Financial Covenants Rider (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K dated September 21, 2010; File number 000-49799)

10.2

Consent and Waiver dated as of September 17, 2010 with U.S. Bancorp Equipment Finance, Inc. – Technology Finance Group and U.S. Bank National Association (incorporated by reference 10.2 to the Company’s Form 8-K dated September 21, 2010; File number 000-49799)

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

	32.1	Section 1350 Certification of Chief Executive Officer

	32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management