Form 10-K
period 2010-12-31
OVERSTOCK.COM, INC
filed 2011-02-28
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2010), was approximately $150.3 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

         As of February 11, 2011 there were 23,249,437 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

        O, Overstock.com, O.com, Worldstock Fair Trade, and Worldstock are registered trademarks, and Club O, Eziba, O.biz, O.co, Main Street Revolution and Worldstock Fair Trade are trademarks of Overstock.com, Inc. The Overstock.com, O.co and Worldstock.com logos are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

  •
  the anticipated benefits and risks of our business and plans;

  •
  our ability to attract and retain customers in a cost-efficient manner;

  •
  the effectiveness of our marketing;

  •
  our future operating and financial results;

  •
  the competition we face and will face in our business;

  •
  the effects of government regulation;

  •
  our future capital requirements and our ability to satisfy our capital needs;

  •
  our expectations regarding the adequacy of our liquidity;

  •
  our ability to repurchase or retire or refinance our publicly traded debt;

  •
  our expansion in international markets;

  •
  our plans for changes to our business;

  •
  our beliefs regarding current or future litigation or regulatory actions;

  •
  our expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

  •
  our expectations regarding the adequacy of our insurance coverages;

  •
  the adequacy of our infrastructure, including our backup facilities and our disaster planning;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our expectations regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

  •
  our beliefs regarding the adequacy of our customer service capabilities;

  •
  our expectations regarding the adequacy of our office and warehouse facilities;

  •
  our expectations regarding our auctions service, our international sales efforts, our real estate listing service, our car listing service and our community site, and the anticipated functionality and results of operations of any of them;

  •
  our belief that we and our fulfillment partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services.

ii

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

iii

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

Introduction

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com and www.o.co ("Website"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—and online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Although our four websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for all four websites.

        Our company, based in Salt Lake City, Utah, was founded in 1997. We launched the Website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, sometimes limited, inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (less than 1% of sales) sold internationally.

        As used herein, "Overstock.com," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

        We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources, including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 197,000 non-BMMG products in 19 major departments, and approximately 763,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the years ended December 31, 2008, 2009, and 2010, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah. During the year ended December 31, 2010, we fulfilled approximately 19% of our order volume through our warehouses. Our warehouses generally ship between 8,000 and 10,000 orders per day and up to approximately 25,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 1,600 third parties who supply approximately 187,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2010, we sell to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to our customer. Revenue from our consignment service business is less than 1% of total net revenue and is included in the fulfillment partner segment.

        Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Other businesses

        We operate an online auction service, car listing service, and real estate listing service as part of our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auction service, and for these sales, we record the revenue on a gross basis. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. The real-estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings.

We also earn advertisement revenue derived from our cars and real estate listing businesses. Revenue from the auctions, cars and real estate businesses is included in the fulfillment partner segment on a net basis.

        In October 2009, we introduced O.biz, a website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory, and in August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Revenue generated from our O.biz and Eziba.com websites is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

        Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our fulfillment partner business, we generally receive payments from our customers before our payments to our suppliers are due.

Manufacturer, Supplier and Distribution Relationships

        To date, we have not entered into contracts with manufacturers or other suppliers that guarantee the availability of merchandise for a set duration. Our manufacturer and supplier relationships are based on historical experience with manufacturers and other suppliers and do not obligate or entitle us to receive merchandise on a long-term or short-term basis. In our direct business, we purchase the products from manufacturers or other suppliers using standard purchase orders. Generally, suppliers do not control the terms under which products are sold through our Website.

Products

Online Products

        Our Website is organized into five main sections: Shopping, Auctions, Cars, Real Estate, and Community. The Shopping section is organized into 19 main departments: Home & Garden, Furniture, Bedding & Bath, Clothing & Shoes, Electronics, Jewelry, Watches, Sports and Outdoors, Books Media Music & Games, Luggage, Health & Beauty, Baby, Crafts & Sewing, Office, Gifts & Flowers, Toys & Hobbies, Pets, Worldstock Fair Trade, and Main Street Revolution. Worldstock Fair Trade is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market. Main Street Revolution is our marketplace that enables small and minority-owned businesses to offer their products to a mass audience by selling on our websites.

        For 2010, 2009 and 2008, the percentages of gross sales contributed by similar classes of products were as follows:

Product Class	2010	2009	2008
Home and garden(1)	55%	53%	50%
Jewelry, watches, clothing and accessories	23%	24%	24%
BMMG, electronics and computers	11%	14%	18%
Other	11%	9%	8%

Total	100%	100%	100%

(1)
Home and garden includes home décor, bedding, bath, furniture, housewares, garden, patio and other related products.

        As the number of products and product categories change throughout the year, we periodically reorganize our departments and/or categories to better reflect our current product offerings.

Sales and Marketing

        We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, banners, e-mail, direct mail, viral and social media campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We also do brand advertising through television, radio, and print ads. We generally develop these campaigns internally.

Customer Service

        We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry. As a result of this commitment, in each of the last five years we have ranked in the top five companies in customer service rankings among all U.S. retailers, according to rankings published in the NRF Foundation/American Express Customer Service Survey.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure resides at a co-location facility in Salt Lake City. We also have a second data center which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

Competition

        Internet retail is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

  •
  price;

  •
  product quality and selection;

  •
  shopping convenience;

  •
  order processing and fulfillment;

  •
  order delivery time;

  •
  customer service; and

  •
  brand recognition.

        We compete with other online retailers and traditional retailers and liquidation "brokers", some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online general retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;

  •
  private sale sites such as Rue La La, Gilt Groupe;

  •
  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Backcountry.com; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc. and Barnes and Noble, Inc., all of which also have an online presence.

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

Seasonality

        Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 32.0%, 36.8% and 30.6% of our annual revenue during the fourth quarter of 2010, 2009, and 2008, respectively.

Financial Information about Geographic Areas

        See Item 15 of Part IV, "Financial Statements"—Note 23—"Business Segments" for more information.

Intellectual Property

        We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States.

        Third parties have in the past, and may in the future, recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees and those hiring them will misappropriate and exploit our intellectual property.

Legal and Regulatory Matters

        From time to time, we receive claims and become subject to regulatory investigations or actions, consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. We also prosecute lawsuits to enforce our legal rights. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products on our Website. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows.

        These and other types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require us to change our business practices in expensive and significant ways. In addition, litigation could result in interpretations of the law that require us to change our business practices or otherwise increase our costs.

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

        See the information set forth under Item 15 of Part IV, "Financial Statements—Note 14—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Government Regulation

        Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

        In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations in states where we do not now collect state and local taxes, may subject us to the obligation to collect and remit state and local taxes , or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

        As of December 31, 2010, we had approximately 1,500 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Executive Officers

        The following persons were executive officers of Overstock.com as of December 31, 2010:

Executive Officers	Age	Position
Patrick M. Byrne	48	Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Johnson III	44	President and Corporate Secretary
Geoffrey R. Atkinson	29	Senior Vice President, Analytics, Analytics Marketing & Merchandising
Stephen J. Chesnut	51	Senior Vice President, Finance and Risk Management
Samuel J. Peterson	35	Senior Vice President, Technology and Merchandising
Stormy D. Simon	42	Senior Vice President, Marketing and Customer Care
Stephen P. Tryon	49	Senior Vice President, Supply Chain and Human Capital Management

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

        Mr. Jonathan E. Johnson III joined Overstock.com in September 2002 and currently serves as our President and Corporate Secretary. He has served as our General Counsel and as our Vice President, Strategic Projects and Legal, and Senior Vice President, Corporate Affairs and Legal. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law in the Los Angeles offices of Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law in the Los Angeles offices of Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Judge Leonard H. Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Mr. Geoffrey R. Atkinson currently serves as our Senior Vice President, Analytics, Analytics Marketing & Merchandising. Since joining us in 2005, Mr. Atkinson has worked primarily on marketing and customer retention. Mr. Atkinson has previously served as Senior Vice President of Marketing and Vice President of Tactical Marketing. Before joining Overstock.com, Mr. Atkinson worked in marketing and branding at Smith Sport Optics, a manufacturer of sunglasses and goggles for sports and leisure, in Sun Valley, Idaho. Mr. Atkinson holds a Bachelor of Arts Degree in Sociology from Dartmouth College.

        Mr. Stephen J. Chesnut was appointed Senior Vice President, Finance in January 2009. In February 2010, Mr. Chesnut was appointed Senior Vice President, Finance and Risk Management. From August 2007 to August 2008, Mr. Chesnut served as Vice President, Strategy/Market Development/Sales for HD Supply, Inc., a privately-held wholesale distribution company based in Atlanta, Georgia. From December 1998 to August 2007, Mr. Chesnut served in a variety of capacities for The Home Depot or its subsidiaries, including Director, Business Development for HD Supply (prior to its sale by Home Depot); Director, Finance and Chief Financial Officer for Home Depot Supply; Director, New Concept Development; and Director, Strategic Planning. Prior to joining The Home Depot from 1986 to 1998, Mr. Chesnut served in a variety of operational, planning and financial positions for Target Stores Inc. Mr. Chesnut holds a Bachelor's of Science Degree in Accounting and Business Management from Southern Utah University and a Master of Business Administration Degree, Finance and Strategic Planning, from Brigham Young University.

        Mr. Samuel J. Peterson currently serves as our Senior Vice President, Technology and Merchandising. Mr. Peterson previously served as the Vice President, Software Development from early 2005, and was appointed as Director, Network and Systems Engineering in 2003. Prior to joining Overstock.com in 1999, Mr. Peterson was involved in creating several start-up Internet ventures, including Fitnesoft, Inc.

        Ms. Stormy D. Simon currently serves as our Senior Vice President, Marketing and Customer Care. Ms. Simon previously served as our Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Supply Chain and Human Capital Management, with primary responsibility for logistics, supervision of our warehouse operations, and managing our training and human resources. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr. Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

Available Information

        Our Internet Website addresses are www.overstock.com and www.o.co. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet Website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Please consider the following risk factors carefully. If any one of the following risks were to occur, our business, prospects, financial condition and results of operations could be materially adversely affected, and the market price of our securities could decrease. These are not the only risks we face. In addition, the global economic climate amplifies many of these risks.

Risks Relating to Overstock

Existing or future government regulation could harm our business.

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet or through other means. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, behavioral advertising, auto-renewability of contract, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Consequently, laws adopted for the regulation of commerce that is not Internet based, may present difficult or impossible compliance challenges, may be applied to us in an adverse way, or the judicial interpretation of the application of these laws to our Internet-based business may be adverse to our interests. Many of those laws that do reference the Internet are still being interpreted by the courts and their applicability and reach are therefore uncertain. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws not only apply to future manufacture of consumer product, but also apply to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold which may subject us to regulatory or civil actions. Some of the products we sell or manufacture may, under statutory or common law, from time to time expose us to claims related to personal injury, death, environmental or property damage and may from time to time require product recalls or other actions which may not be covered, in whole or in part, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

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

        We have a history of losses and we may incur operating and net losses in the foreseeable future. The last year we incurred a net loss was for the year ended December 31, 2008 in which the amount was a net loss of $11.0 million. As of December 31, 2010, our accumulated deficit was $242 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $13.8 million and $7.7 million in 2010 and 2009, respectively, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

        We will continue to incur significant operating expenses and capital expenditures to:

  •
  further enhance our distribution and order fulfillment capabilities;

  •
  further improve our order processing systems and capabilities;

  •
  develop enhanced technologies and features;

  •
  continue to expand our customer service capabilities to better serve our customers' needs;

  •
  expand or modify our product offerings;

  •
  expand warehouse and office space;

  •
  increase our general and administrative functions to support our operations and activities; and

  •
  maintain or increase our sales, branding and marketing activities, including maintaining existing or entering into new online marketing or marketing analytics arrangements, and continuing or increasing our national television and radio advertising, direct mail and/or other marketing campaigns.

        Because we will incur many of these expenses before we receive any revenues from our improvement and enhancement efforts, our losses may be greater than the losses we would incur if we developed our business more slowly. Further, we base our expenses in large part on our operating plans and future revenue projections. Many of our expenses are fixed in the short term, and we may not be able to reduce spending quickly or at all if our revenues are lower than we project. Therefore, any significant shortfall in revenues would likely harm our business, prospects, financial condition and results of operations. In addition, we may find that these efforts are more expensive than we anticipate which would adversely affect our profitability. Also, the timing of these expenses may contribute to fluctuations in our quarterly results of operations.

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

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to, revenue recognition, estimating valuation allowances and accrued liabilities (specifically, the allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation, and loss contingencies are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

Our cash, cash equivalents, investments in precious metals and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained and movement in the precious metals markets.

        We maintain the majority of our cash, cash equivalents, investments in precious metals and short-term investments in accounts with major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions may generally exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, or there is a significant decline in the price of precious metals, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

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

Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, financial condition and results of operations and cause our results of operation to fall below the expectations of public market analysts and investors.

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

        At December 31, 2010, we had relationships with approximately 1,600 independent fulfillment partners whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for 81% of our net revenues for the year ended December 31, 2010. We may expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and customers may not shop at or purchase from our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet or on sites like ours. If we are unable to maintain our existing or build new fulfillment partner relationships or if product manufacturers refuse or restrict sale of their products via the Internet, though sites like ours, or to us, our business and prospects would suffer severely.

        In general, we agree to offer the fulfillment partners' products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Website, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties' products, (other than on the return of such products), we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

        We do not have any long-term agreements with any of these fulfillment partners. Our agreements with fulfillment partners are terminable at will by either party upon short notice.

We rely on our relationships with manufacturers, retailers and other suppliers to obtain sufficient quantities of quality merchandise on acceptable terms. If we fail to maintain our supplier relationships on acceptable terms, our sales and profitability could suffer.

        We do not have contracts with manufacturers or liquidation wholesalers that guarantee the availability of merchandise for a set duration. Our contracts or arrangements with suppliers do not provide for the continuation of particular pricing practices and may be terminated by either party upon short notice. Our current suppliers may not continue to sell their excess inventory to us on current terms or at all and we may not be able to establish new supply relationships. For example, it is difficult for us to maintain high levels of product quality and selection because none of the manufacturers, suppliers and liquidation wholesalers from whom we purchase products on a purchase order by purchase order basis have a continuing obligation to provide us with merchandise at historical levels or at all. In most cases, our relationships with our suppliers do not restrict the suppliers from selling their respective inventory to other traditional or online merchandise liquidators or retailers, which could in turn limit the selection of products available on our Website. If we are unable to develop and maintain relationships with suppliers that will allow us to obtain sufficient quantities of merchandise on acceptable commercial terms, such inability could harm our business, prospects, financial condition and results of operation.

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

        We rely upon multiple third parties for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Unexpected increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers' satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. Changing carriers, or absence of carrier availability, could have a negative effect on our business, prospects, financial condition and results of operations. Potential adverse consequences effecting customer satisfaction include:

  •
  reduced visibility and accuracy of order status and package tracking;

  •
  delays in order processing and product delivery;

  •
  increased delivery costs, resulting in reduced profit margins; and

  •
  reduced shipment quality, which may result in delivery of damaged products.

We depend upon our credit card processors and payment card associations.

        Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us. The credit card processors have the right to withhold funds otherwise payable to us to establish a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers' credit cards, and have done so from time to time in the past. The credit card processors may establish, increase or decrease the amount of any reserve at any time. Any increase in the amounts of the reserves established by the processors would have an adverse effect on our cash flow and liquidity, and any material unexpected increase could have a material adverse effect on our business, prospects, financial condition and results of operations.

        We are also subject to payment card associations' operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

        Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts may reduce our margins. In addition, our competitors' pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies. If we fail to meet our customers' price expectations in any given period, or if our competitors decide to engage in aggressive pricing strategies, our business, prospects, financial condition and results of operations would suffer.

If the products that we offer on our Website do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers' and retailers' excess inventory, we have limited control over some of the specific products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, financial condition and results of operations.

We face risks relating to our inventory.

        In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics) and because we sometimes make large purchases of particular types of inventory. In addition, we often do not receive warranties on the merchandise we purchase. Subject to our returns policies, we accept returns of products sold through our fulfillment partners and we have the risk of reselling the returned products.

        In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. It is impossible to determine with certainty whether an item will sell for more than our cost. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss.

        We purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins.

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

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, including Patrick M. Byrne, our Chief Executive

Officer. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason, including without limitation, illness or call to military service, or loss to competitors as a result of compensation differentials or other reasons, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

We have an evolving business model.

        Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings and, in some cases, we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Our new O.co domain name may cause customer confusion.

        We have announced the introduction of the O.co domain name as a shortcut domain designation for Overstock.com to assist us in our efforts to globally brand Overstock.com. The use of an alternative single letter name designation, with a different top level domain of .co, may cause temporary or prolonged consumer confusion, potentially reducing customer visits to our site, which could harm our business, prospects, financial condition and results of operations. Additionally, there is no assurance that the use of O.co as a shortcut domain will succeed domestically or internationally.

We may be unable to manage expansion into new business areas which could harm our business operations and reputation.

        Our long-term strategic plan involves expansion of our operations to offer additional types of products and services. We may not be able to expand our business in this manner. Our failure to succeed in these markets or businesses or in other product or service offerings may harm our business, prospects, financial condition and results of operation. We cannot give any assurance that we will be able to expand our operations in a cost-effective or timely manner or that our efforts to expand will be successful. Furthermore, any new business or website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand. We may expand the number of categories of products we carry on our Website and these and any other expansions of our operations would also require significant additional expenses and development and would strain our management, financial and operational resources. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could harm our business, prospects, financial condition and results of operations.

We are expanding our international business, causing our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

        We sell products in international markets, and in the future we may expand into these markets more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

  •
  unexpected changes in international regulatory requirements, taxes and tariffs; and

  •
  geopolitical events such as war and terrorist attacks.

        To the extent we generate international sales and transactions in the future, any negative impact on our international operations could negatively impact our business. In particular, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as the U.S. Foreign Corrupt Practices Act, could negatively impact our business.

In order to obtain future revenue growth and achieve and sustain profitability, we will have to attract and retain customers on cost-effective terms.

        Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology's development evolves in a manner that is no longer beneficial to us our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these relationships or agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot give any assurance that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.

        Further, many of the parties with which we may have online-advertising arrangements could provide advertising services for other online or traditional retailers and merchandise liquidators. As a result, these parties may be reluctant to enter into or maintain relationships with us. Failure to achieve sufficient traffic or generate sufficient revenue from purchases originating from third parties may result in termination of these relationships by these third parties. Further, in the past we have terminated our relationships with third party Internet advertising affiliates in certain states as a result of efforts by those states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely do so again in the future if necessary. Without these relationships, our business, prospects, financial condition and results of operations could suffer.

We rely upon paid and natural search engines like Google, Bing, and Yahoo to rank our product offerings and may at times be subject to changes in search algorithms and ranking penalties if they believe we are not in compliance with their guidelines.

        We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing, and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user's search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar Internet sites. Among retail internet sites, those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms utilize information available throughout the Internet, including information available on our site. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms utilized by these sites. If we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine we have violated their rules or guidelines, or if others improperly present our site information to these search engine companies, or if natural search engine companies make changes to their search algorithms, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business, prospects, financial condition and results of operations.

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

  •
  private sale sites such as Rue La La, Gilt Groupe;

  •
  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Backcountry.com; and

  •
  traditional retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., TJX Companies, Inc., Costco Wholesale Corporation, J.C. Penny Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc., and Barnes and Noble, Inc., all of which also have an online presence.

        We also compete with liquidation "brokers" and retailers and online marketplaces such as eBay, Inc.

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

Our operating results depend on our Website, network infrastructure and transaction-processing systems. Capacity constraints or system failures would harm our business, prospects, financial condition, and results of operations.

        Any system interruptions that result in the unavailability of our Website or reduced performance of our transaction systems would reduce our transaction volume and the attractiveness of the services that we provide to suppliers and third parties and would harm our business, prospects, financial condition and results of operations.

        We use internally developed systems for our Website and certain aspects of transaction processing, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. If the volume of traffic on our Website or the number of purchases made by customers increases substantially, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and expect to continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, delayed page presentation, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

If the facility where substantially all of our computer and communications hardware is located fails, our business, prospects, financial condition and results of operations could be harmed.

        If the facility where substantially all of our computer and communications hardware is located fails, or we suffer an interruption of services through the facility for any reason, our business, prospects, financial condition and results of operations could be harmed.

        Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located less than six miles from the co-location facility. In the event of an earthquake or major local disaster, or any other man-made or natural cause of interruption of service, both our primary and back-up sites could be adversely affected. Although we have designed our back-up system in an effort to minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is designed to support sales at a level slightly above our average daily sales, but is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for losses that could occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

        Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as good as our competitors' could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Website to protect their intellectual property rights, including their domain names, could impair our operations. These failures could harm our business, prospects, financial condition and results of operations.

We may be accused of infringing intellectual property rights of third parties.

        Other parties have claimed and may claim that we infringe their intellectual property rights. We have been and are subject to, and expect to continue to be subject to, legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements.

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

        We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks and trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could negatively affect our business, prospects, financial condition and results of operations.

We may not be able to enforce protection of our intellectual property rights under the laws of other countries.

        We sell products internationally and consequently we are subject to risks of doing business internationally as related to our intellectual property, including:

  •
  legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law; and

  •
  differing intellectual property laws, which may provide insufficient protection for our intellectual property.

Use of social media may adversely impact our reputation.

        There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless and readily available. Information concerning the Company may be posted on such platforms and devices at any time. Information posted may be adverse to our interests, it may be inaccurate, and may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for dissemination of trade secret information, compromise of valuable company assets all of which could harm our business, prospects, financial condition and results of operations.

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

        We may be unable to prevent third parties from listing unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Website. In the future, we may implement measures to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business, prospects, financial condition and results of operations.

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

        From time to time we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages or equitable remedies. In addition, we have in the past been, are now, and in the future may be, involved in substantial litigation in which we are the plaintiff, including litigation regarding the constitutionality of certain state tax laws, and the prime broker litigation described below. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our business, prospects, financial condition or results of operations. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, prospects, financial condition and results of operations.

Our prime broker litigation may have an adverse effect on our business and financial condition.

        We remain involved in substantial litigation against Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation, and Bank of America Securities LLC, and the use of management's time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from the litigation, it could harm our business, prospects, financial condition and results of operation.

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

        We rely on encryption and authentication technology licensed from third parties as well internally developed technology to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that advances in computer capabilities internet technology, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot give any assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

We have significant indebtedness.

        As a result of the sale of our 3.75% Convertible Senior Notes (the "Senior Notes") in November 2004, we incurred $120.0 million of indebtedness, due December 1, 2011. As of December 31, 2010, a face amount of $34.6 million of the Senior Notes remained outstanding. The degree to which we are indebted could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

        On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes, reducing the balance outstanding to a face amount of $24.5 million. This principal obligation is a significant amount, and we will have to refinance any portion of the amount due December 1, 2011 that we are unable to repay with proceeds from operations. If we fail to comply with our debt covenants, we will be in default.

        Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our indebtedness, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing our debt, or reducing or delaying capital investments and acquisitions. Additional funds or alternative financing may not be available to us on acceptable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse affect on our business, prospects, financial condition and results of operations.

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

        As previously announced, we have received a notice from the Securities and Exchange Commission stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. We have been cooperating and intend to continue to cooperate fully with the investigation. However, an unfavorable resolution of this matter could materially affect our business, prospects, financial condition and results of operations.

California District Attorneys have sued us for alleged violations of California law.

        In April 2008, we received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California had begun an investigation into the way we advertise products for sale. In November 2010, District

Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma filed a lawsuit seeking damages and an injunction, alleging violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. We dispute the allegations and intend to defend ourselves vigorously. However, an unfavorable resolution of this matter could materially affect our business, prospects, financial condition and results of operations.

Risks Relating to our Auctions Service

Our auctions service is a developing business.

        Our auctions service began operation in September 2004. Our auctions service remains in development, and we cannot ensure that it will succeed. Our auctions business exposes us to additional risks, including legal and regulatory risks, and requires us to compete with established businesses having substantially greater experience in the online auctions business and substantially greater resources than we have.

Our auctions business may be subject to a variety of regulatory requirements.

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions. Although the vast majority of these regulations contemplated only traditional auctions, not online auctions, the potential application of these types of regulations to online auction sites is not clear. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. In addition, certain states have laws or regulations that do expressly apply to online auction site services. Although we do not expect these laws to have a significant effect on our auction service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our business that may increase our costs, reduce our revenues, cause us to prohibit the listing of certain items in certain locations, or make other changes that may adversely affect our auctions business.

Current and future laws could affect our auctions business.

        Like our shopping site business, our auction site service is subject to many of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our auction site service may be affected by other laws and regulations, such as those that expressly apply to online auction site services. Further, because of the wide range of items that users of our auctions service may choose to list on the site, a variety of additional laws and regulations may apply to transactions between users of our site, such as those requiring a license to sell or purchase certain items or mandating particular disclosures in connection with an offer or sale of an item. Periodically, states have targeted online auction business as sites used for disposal of stolen, or past-date merchandise, like expired baby formula, and have cited these concerns in proposing legislation to broadly prohibit the sale of many types of items through Internet auction and imposing onerous recordkeeping requirements, without similar application of these laws to traditional retail establishments, online or printed classified advertising publications, or other types of sales list services. To the extent that such current or future laws or regulations prevent or inhibit users from selling items on our auction site, or to the extent these laws discriminate against Internet auctions or apply in a discriminatory fashion, they could harm our business.

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

Risks Relating to our Cars Site and Real Estate Services

Our cars site and real estate services are relatively new businesses that may not succeed.

        Our car listing site and real estate listing services began operation in December 2006 and August 2008, respectively. The listing sites are listing services for automobile and real estate sellers. The online car listing service and real estate listing service are relatively new businesses for us. We cannot ensure that our expansion into these businesses will succeed. Our entry into these businesses will require us to devote substantial financial, technical, managerial and other resources to this car listing and real estate listing sites. It also exposes us to additional risks, including legal and regulatory risks, and it requires us to compete with established businesses having substantially greater experience in the online car listing and real estate listing service businesses and substantially greater resources than we have.

Our car listing and real estate listing services may be subject to a variety of regulatory requirements.

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and real estate agents and public advertisement for car and real estate sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and real estate listing for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to online car listing service and real estate listing providers is not clear. Although we do not expect these laws to have a significant effect on our listing services, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our services that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car and real estate listing services.

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

        We are aware that other companies operating online car and real estate listing services have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. With any online listing service there is the possibility that sellers may attempt to employ "bait and switch" techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle or different property once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles and real estate without accurate descriptions of the condition of the vehicles or real estate. We have occasionally received complaints of this nature regarding both our car and real estate listing services. In response to serious or repeat complaints concerning a car or real estate dealer, we may take action to prohibit such persons from listing inventory, but we do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting "bait and switch" or other prohibited seller tactics. We are aware that other companies providing similar services periodically are threatened or by or subject to legal actions against the listing service for damages because of user conduct. We may encounter similar legal actions in connection with our cars and real estate listing services, which may harm our business or reputation among consumers.

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

        Our long-term future depends heavily upon the general public's willingness to use the Internet as a means to purchase goods. Though e-commerce is widely accepted as a means of purchasing consumer goods and services, we cannot give any assurance that it will continue to be widely accepted. The demand for and acceptance of products sold over the Internet are still uncertain and most e-commerce businesses have a short track record. If consumers are unwilling to use the Internet to conduct business, it would materially adversely impact our business, prospects, financial condition and results of operations.

The security risks or perception of risks of e-commerce may discourage customers from purchasing goods from us.

        In order for the e-commerce market to continue to develop successfully, we and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach of our e-commerce security systems could cause customers to lose confidence in the security of our Website and choose not to purchase from our Website. Likewise, if there is a breach of e-commerce security systems operated by another large e-commerce retailer, whether or not the breach affected the systems we operate such a breach could cause could also cause our customers to lose confidence in the security of our site as well. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the use of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations. Similar activities targeting other large e-commerce sites, if successful, could similarly cause serious disruption to our operations and business.

Credit card fraud could adversely affect our business.

        We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit percentage. We have implemented technology to help us detect and reject the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

        We do not currently collect sales or other similar taxes for physical shipments of goods into states where we do not have a physical presence or "nexus". One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. We challenged the constitutionality of a New York state law which requires Internet retailers to collect and remit New York sales taxes on their New York sales who have no physical presence or "tax nexus" in New York, if the retailer uses the services of New York based Internet advertisers. The trial court dismissed our challenge, and on appeal, the appellate court has partially affirmed the trial court. We continue to appeal those decisions. As a result of the enactment of the New York law, we terminated our relationship with New York based advertising affiliates. Other states have passed similar Internet affiliate advertising statutes, and in those states we have terminated our use of locally based Internet advertisers. Moreover, there are other states that currently have similar tax proposals under consideration. If such laws survive constitutional challenge, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law. At least one state, Ohio, asserts that we should pay a commercial activity tax because we sell merchandise in Ohio, even though we have no physical presence there. We challenged in Ohio state court the constitutionality of the commercial activity tax; however, the court declined the case for the reason that it was not a ripe controversy. The State of Ohio has since assessed us $612,784 in taxes, interest, and penalties as of June 30, 2009, which assessment we are now contesting through administrative procedures. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $24,545 for the period July 1, 2009 through December 31, 2009 in September, 2010.We believe the assessment to be wrong and are contesting the assessment. If Ohio is successful and its assessment withstands constitutional challenge in both administratively and in court appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

        The States of Colorado and Oklahoma have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases. In Colorado, the law requires vendors to notify Colorado purchasers annually by U.S. mail of all their annual purchases, and provide to the State of Colorado the same information in the first quarter of the year for previous year's purchases. On January 26, 2011, a federal court in Colorado, citing constitutional concerns and noting that a party challenging the constitutionality of the Colorado law would have a likelihood of success at trial, granted a preliminary injunction preventing the Colorado Department of Revenue from enforcing the provisions of the Colorado law. Notwithstanding, other states may enact legislation similar to these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, or by such detailed notices, or the threat of invasion of privacy, discourage customers from making purchases over the Internet.

Economic pressure on states could harm our business.

        The current economic climate has resulted in a sharp decline in state revenues, and states have projected large state budget shortfalls in the years ahead. These shortfalls require state legislatures and agencies to examine the means to increase state revenues. States may increase sales and use tax rates, create new tax laws covering previously untaxed activities, or increase existing licenses or create new fees all of which may directly or indirectly harm our business. Similarly, administrative agencies and executive agencies may apply more rigorous enforcement efforts, take inflexible, unreasonable or unprecedented positions respecting these laws they administer, especially if the laws they administer carry monetary penalties and fines which either the state or the administrative agency may use to balance their budgets. To the extent that states pass additional revenue measures, or significantly increase their enforcement efforts of existing laws, these activities could directly or indirectly harm our business.

Laws or regulations relating to privacy and data protection may adversely affect the growth of our Internet business or our marketing efforts.

        We are subject to increasing regulation at the federal, state and international levels relating to privacy, security, retention, transfer and use of personal user information. For example, we are subject to various telemarketing laws that regulate the manner in which we may solicit future suppliers and customers. Such statutes and regulations, along with increased governmental or private enforcement, may increase the cost of our business. In addition, many jurisdictions have laws that limit the uses of personal user information gathered online or offline or require companies to establish privacy policies. For example, Federal Trade Commission regulations restrict the collection and use of personal identifying information obtained from children under 13. Laws affecting privacy, security, retention, transfer and use of personal user information have been passed by several jurisdictions, both domestic and foreign, including laws that require us to establish procedures to notify users of privacy and security policies, obtain consent from users for collection and use of personal information, and/or provide users with the ability to access, correct and delete personal information stored by us. Compliance with new and existing privacy and security laws is difficult and costly, as interpretation and application of these laws evolves over time. Additional restrictions and requirements regarding data security and privacy are under nearly continuous consideration by foreign countries, Congress and various states. These data protection statutes, regulations and interpretations may further restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures.

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

        We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline. We generally have payment terms with our fulfillment partners that extend beyond the amount of time necessary to collect proceeds from our customers. As a result of holiday sales, at December 31 of each year, our cash, cash equivalents, and marketable securities balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). This operating cycle results in a corresponding increase in accounts payable at December 31. Our accounts payable balance generally declines during the first three months of the year, resulting in a corresponding decline in our cash, cash equivalents, and marketable securities balances.

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

        We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and have settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation, and Bank of America Securities LLC.

        We believe these remaining defendants engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock's common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock's existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation could be harmed, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. The practice of "abusive naked short selling" continues to place our stock at risk for manipulative attacks by large investment pools and prime brokers.

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

In the past, our stock has consistently been on the Regulation SHO threshold list.

        Regulation SHO requires the stock exchanges to publish daily a list of companies whose stock has failures-to-deliver above a certain threshold. It also requires mandatory close-outs for open fail-to-deliver positions in threshold securities persisting for over 13 days, with the aim that no security would appear on the threshold for any extended period. Despite that aim, our common stock has frequently appeared on the Regulation SHO threshold list for extended and continuous periods and, while we do not currently appear on the Regulation SHO threshold list, in the past our stock has been on the list for more trading days than any other company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        On June 11, 2010 we received a comment letter from the staff of the SEC issued with respect to the staff's review of, among other filings, our Form 10-K for the year ended December 31, 2009. In addition to other comments, the staff's June 11, 2010 letter included comments requesting additional information and disclosures regarding our allowance for sales returns. We responded to the staff's comments, and after additional correspondence, the staff informed us by letter dated August 23, 2010 that the staff had no further comments at that time.

        On December 13, 2010 we received a comment letter from the staff issued with respect to the staff's review of our Form 10-Q for the quarter ended September 30, 2010. In addition to other comments, the staff's December 13, 2010 letter included comments requesting additional information regarding our allowance for sales returns and referenced one of our responses to their letter dated June 11, 2010 about sales returns. We have responded to the staff's December 13, 2010 comments, but the staff's comments about our sales returns allowance remain unresolved at the date of this filing. We continue to work with the staff to address their open comments.

ITEM 2.    PROPERTIES

Corporate office space

        We lease approximately 128,000 square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term expiring in 2015.

        We lease approximately 12,000 square feet in Provo, Utah for a term expiring in 2016.

Warehouse and customer service space

        We lease a combined 1,041,000 square feet for our warehouse and customer service operations in two facilities in Salt Lake City, Utah for terms expiring in August 2012 and February 2016.

        We lease approximately 15,000 square feet for customer service operations in Tooele, Utah for a term expiring in May 2015.

        We lease approximately 400 square feet of space for our procurement staff in Shanghai, China for a term expiring in October 2012.

Co-location data center

        We lease approximately 4,000 square feet of space at Old Mill Corporate Center I for an IT data center in Salt Lake City, Utah for a term expiring in May 2017.

        We lease an additional 2,864 square feet for an offsite IT data center located in Salt Lake City, Utah for a term expiring in June 2011.

        We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to seasonal requirements for additional warehouse and customer service space during the fourth quarter.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, "Financial Statements—Note 14—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        Our common stock is traded on the NASDAQ Global Market under the symbol "OSTK." The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2010
First Quarter	16.23	11.10
Second Quarter	23.92	16.90
Third Quarter	20.82	13.53
Fourth Quarter	17.30	12.69
Year Ended December 31, 2009
First Quarter	12.12	6.71
Second Quarter	14.14	8.94
Third Quarter	15.94	10.39
Fourth Quarter	17.99	12.66

STOCK PERFORMANCE GRAPH

        The following graph shows a comparison of cumulative total stockholder return, calculated on a dividend reinvested basis, from the market closing price on December 31, 2005 through December 31, 2010 for Overstock.com, Inc., NASDAQ Market Index—U.S. ("NASDAQ Market Index"), the Hemscott Internet Software and Services Index ("Hemscott Group Index") and the Morningstar Online Retail Industry Group Index ("Morningstar Group Index"). We have been informed that the Hemscott Group Index is being phased out, and we will replace it with the Morningstar Group Index because it is composed of companies in businesses similar in many ways to our business. The graph assumes that $100 was invested in our common stock and the above indices at the closing prices on December 31. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Holders

        As of February 11, 2011, there were 325 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the number of beneficial shareholders.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board deems relevant. Our Financing Agreement with U.S. Bank National Association prohibits dividend payments and other distributions following the occurrence of a "Triggering Event," as defined in the Financing Agreement. A "Triggering Event" would include any failure by us to keep $30 million in certain accounts with U.S. Bank, as well as any Event of Default under the Financing Agreement.

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009. In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. We reclassified 17,763 shares or $260,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At December 31, 2010 and 2009, approximately 46,000 shares or $570,000 and 65,000 shares or $744,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

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

Issuer purchases of equity securities

        The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the fourth quarter of 2010, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	1,496	$16.80	—	$—
November 1, 2010 to November 30, 2010	—	—	—	—
December 1, 2010 to December 31, 2010	—	—	—	—

Total	1,496(1)		—	$—

(1)
Represents 294 shares withheld for minimum tax withholding purposes upon the vesting of a portion of certain restricted stock unit grants and 1,202 shares repurchased as part of our Rescission Offer.

Stock based compensation

Stock options

        Our board of directors adopted the 2005 Equity Incentive Plan (the "Plan"), in April 2005. Under this Plan, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of December 31, 2010, 1.1 million shares of stock based awards were available for future grants under the 2005 Equity Incentive Plan.

        The following is a summary of stock option activity (amounts in thousands, except per share data):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	721	$20.29	974	$21.27	1,161	$20.48
Granted at fair value	—	—	—	—	11	14.14
Exercised	(90)	17.05	(2)	15.82	(112)	12.96
Expired/Forfeited	(135)	30.41	(251)	24.12	(86)	20.45

Outstanding—end of year	496	$18.09	721	$20.29	974	$21.27

Options exercisable at year-end	472	$18.08	543	$21.17	609	$23.18

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2010, 2009 and 2008, we recorded stock based compensation related to stock options of $1.6 million, $2.2 million and $3.3 million, respectively.

Restricted stock units activity

        During the years ended December 31, 2010, 2009 and 2008, we granted 302,000, 366,000 and 491,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $13.17, $10.15 and $12.64, respectively.

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2010		2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	640	$11.35	449	$12.69	—	$—
Granted at fair value	302	13.17	366	10.15	491	12.64
Vested	(185)	11.52	(110)	12.64	—	—
Forfeited	(72)	11.50	(65)	11.55	(42)	12.13

Outstanding—end of year	685	$12.08	640	$11.35	449	$12.69

        Restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2010, 2009 and 2008, we recorded stock based compensation related to restricted stock units of $3.5 million, $2.6 million and $1.4 million, respectively.

        At December 31, 2010, approximately 685,000 restricted stock units were outstanding. On January 22, 2011, we granted 225,000 additional restricted stock units.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Overstock.com, Inc. and subsidiaries and related footnotes included elsewhere in this annual report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The historical financial and operating information may not be indicative of our future performance.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$209,646	$150,901	$173,687	$197,088	$301,509
Fulfillment partner	880,227	725,868	656,163	568,814	478,628

Total net revenue	1,089,873	876,769	829,850	765,902	780,137

Cost of goods sold
Direct	187,124	130,890	153,967	168,008	284,774
Fulfillment partner	713,109	581,127	531,647	473,344	405,559

Total cost of goods sold	900,233	712,017	685,614	641,352	690,333

Gross profit	189,640	164,752	144,236	124,550	89,804

Operating expenses:
Sales and marketing	61,334	55,549	57,668	55,458	70,897
Technology	58,260	52,336	56,677	59,453	65,158
General and administrative	55,650	48,906	39,348	41,976	46,837
Restructuring(1)	(569)	(66)	(299)	12,283	5,674

Total operating expenses	174,675	156,725	153,394	169,170	188,566

Operating income (loss)	14,965	8,027	(9,158)	(44,620)	(98,762)
Interest income	157	170	3,163	4,788	3,566
Interest expense	(2,962)	(3,470)	(3,565)	(4,188)	(4,765)
Other income (expense), net	2,088	3,277	(1,446)	(92)	81

Income (loss) from continuing operations before income taxes	14,248	8,004	(11,006)	(44,112)	(99,880)
Provision for income taxes	(359)	(257)	—	—	—

Income (loss) from continuing operations	13,889	7,747	(11,006)	(44,112)	(99,880)
Loss from discontinued operations(2)	—	—	—	(3,924)	(6,882)

Net income (loss)	13,889	7,747	(11,006)	(48,036)	(106,762)
Deemed dividend related to redeemable common stock	(112)	(48)	(77)	—	(99)

Net income (loss) attributable to common shares	$13,777	$7,699	$(11,083)	$(48,036)	$(106,861)

Net income (loss) per common share—basic:
Income (loss) from continuing operations after dividend related to redeemable common stock	$0.60	$0.34	$(0.48)	$(1.86)	$(4.91)
Loss from discontinued operations	$—	$—	$—	$(0.17)	$(0.34)
Net income (loss) attributable to common share—basic	$0.60	$0.34	$(0.48)	$(2.03)	$(5.25)
Weighted average common shares outstanding—basic	23,019	22,821	22,901	23,704	20,332

	Year ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Net income (loss) per common share—diluted:
Income (loss) from continuing operations after dividend related to redeemable common stock	$0.59	$0.33	$(0.48)	$(1.86)	$(4.91)
Loss from discontinued operations	$—	$—	$—	$(0.17)	$(0.34)
Net income (loss) attributable to common shares—diluted	$0.59	$0.33	$(0.48)	$(2.03)	$(5.25)
Weighted average common shares outstanding—diluted	23,366	23,067	22,901	23,704	20,332
Balance Sheet Data:
Cash and cash equivalents	$124,021	$139,757	$96,457	$92,809	$114,695
Restricted cash	2,542	4,414	4,262	8,634	12,270
Marketable securities	—	—	8,989	46,000	—
Working capital	14,746	51,236	41,780	62,621	59,475
Total assets	217,959	216,500	181,136	231,143	264,453
Total indebtedness	52,845	61,687	67,821	78,418	84,336
Redeemable common stock	570	744	1,263	—	—
Stockholders' equity (deficit)	30,658	10,800	(2,246)	18,212	56,367

(1)
During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

(2)
As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $6.9 million for the year ended December 31, 2006 (including a goodwill impairment charge of $4.5 million) and $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

  •
  the anticipated benefits and risks of our business and plans;

  •
  our ability to attract and retain customers in a cost-efficient manner;

  •
  the effectiveness of our marketing;

  •
  our future operating and financial results;

  •
  the competition we face and will face in our business;

  •
  the effects of government regulation;

  •
  our future capital requirements and our ability to satisfy our capital needs;

  •
  our expectations regarding the adequacy of our liquidity;

  •
  our ability to repurchase or retire or refinance our publicly traded debt;

  •
  our expansion in international markets;

  •
  our plans for changes to our business;

  •
  our beliefs regarding current or future litigation or regulatory actions;

  •
  our expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

  •
  our expectations regarding the adequacy of our insurance coverages;

  •
  the adequacy of our infrastructure, including our backup facilities and our disaster planning;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our expectations regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

  •
  our beliefs regarding the adequacy of our customer service capabilities;

  •
  our expectations regarding the adequacy of our office and warehouse facilities;

  •
  our expectations regarding our auctions service, our international sales efforts, our real estate listing service, our car listing service and our community site, and the anticipated functionality and results of operations of any of them;

  •
  our belief that we and our fulfillment partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services;

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

Introduction

        We are an online retailer offering discount brand, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com and www.o.co ("Website"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—and online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Although our four websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for all four websites.

        Our company, based in Salt Lake City, Utah, was founded in 1997. We launched the Website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, sometimes limited, inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (less than 1% of sales) sold internationally.

Our Business

        We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 197,000 non-BMMG products in 19 major departments, and approximately 763,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the years ended December 31, 2010, 2009, and 2008, no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouses in Salt Lake City, Utah. During the year ended December 31, 2010, we fulfilled approximately 19% of our order volume through our warehouses. Our warehouses generally ship between 8,000 and 10,000 orders per day and up to approximately 25,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 1,600 third parties who supply approximately 187,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouse such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2010, we sell to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to our customer. Revenue from our consignment service business is less than 1% of total net revenue and is included in the fulfillment partner segment.

        Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Other businesses

        We operate an online auction service, car listing service, and real estate listing service as part of our Website. Our auction service allows sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We record only our listing fees and commissions for items sold as revenue. From time to time, we also sell items returned from our shopping business through our auction service, and for these sales, we record the revenue on a gross basis. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. The real-estate listing service allows customers to search active listings across the country. Listing categories include foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. We also earn advertisement revenue derived from our cars and real estate listing businesses. Revenue from the auctions, cars and real estate businesses is included in the fulfillment partner segment on a net basis.

        In October 2009, we introduced O.biz, a website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory, and in August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, jewelry, apparel and accessories from many leading brands. Revenue generated from our O.biz and Eziba.com websites is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 1 of Part I, "Financial Statements"—Note 2—"Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

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

        Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

        We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

        The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the year ended December 31, 2010 (in thousands):

	Year ended December 31, 2010
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(5,453)	$(828)
1	$(4,345)	$(679)
As reported	As reported	As reported
-1	$4,176	$667
-2	$7,150	$1,157

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

International business

        We began selling products through our website to customers outside the United States in August 2008. As of December 31, 2010, we sell to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see "Co-branded credit card program" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customers Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

        We recognize revenue for Club O reward dollars when: (i) customers redeem their reward dollars as part of a purchase at our Website, (ii) reward dollars expire or (iii) the likelihood of reward dollars being redeemed by a customer is remote ("reward dollar breakage"). Due to the loyalty program's short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

Co-branded credit card revenue

        During the year ended December 31, 2009, we had a co-branded credit card agreement with a commercial bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. Our co-branded credit card agreement with this bank terminated effective August 30, 2009.

        In March 2010, we entered into a co-branded credit card agreement with a different commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See "Club O loyalty program" above for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Deferred revenue

        Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

        We inspect all returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our fulfillment partners have made an error, such as shipping the wrong product.

        If the return is not a result of a product defect or our or our fulfillment partners' error and our customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we refund the full cost of the merchandise minus the original shipping charge and return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

        If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus the original shipping charge and return shipping fees.

        Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. The average actual returns as percentage of revenues for the years ended, December 31, 2010, 2009, and 2008 were 8.2%, 8.6% and 9.0%, respectively. The decline in actual returns as a percentage of revenues from 2008 to 2009 was largely the result of procedures implemented in 2009 including entering into a new master supplier agreement with our fulfillment partners in the fall of 2009. We do not expect future returns experience to differ significantly from the rates experienced in 2010. The allowance for returns was $11.5 million and $11.9 million at December 31, 2010 and 2009, respectively.

Credit card chargeback allowance

        Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $125,000 and $139,000 at December 31, 2010 and 2009, respectively.

Allowance for doubtful accounts

        From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $1.7 million at December 31, 2010 and December 31, 2009, respectively.

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

Accounting for income taxes

        We are subject to taxation from federal and state jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. As of December 31, 2010, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

        Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of December 31, 2010 and 2009, we have recorded a full valuation allowance of $77.1 million and $80.2 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carryforwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

        We consider future taxable income and evaluate the need for a valuation allowance on a regular basis. The determination of recording or releasing tax valuation allowances is made, in part, pursuant to an assessment regarding the likelihood that we will generate future taxable income against which benefits of our deferred tax assets may be realized. This assessment requires us to exercise significant judgment and make estimates with respect to our ability to generate revenues, gross profits, operating income and taxable income in future periods. Among other factors, we must make assumptions regarding overall business and retail industry conditions, operating efficiencies, the competitive environment and changes in regulatory requirements which may impact our ability to generate taxable income and, in turn, realize the value of our deferred tax assets. Operating losses in some prior periods and significant economic uncertainties in the market have made the projection of future taxable income uncertain. Accordingly, we have a valuation allowance recorded against our deferred tax assets as it is not "more likely than not" that the assets will be realized. A change in our assessment of the likelihood that we will generate future taxable income may result in a full or partial release of the valuation allowance against our deferred tax assets in future periods.

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2010, 2009, and 2008.

Valuation of goodwill

        Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2010 and 2009.There were no impairments to goodwill recorded during the years ended December 31, 2010, 2009, and 2008.

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

Accounting pronouncements issued not yet adopted

        See Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies" subheading "Accounting Pronouncements Issued Not Yet Adopted."

Comparison of Years Ended December 31, 2010 and 2009

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein, Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the "Special Note Regarding Forward-Looking Statements" at the beginning of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        During the recessionary cycle, inflation has been very low or almost non-existent due to many factors, including central bank actions, global competition, the balance between supply and demand and the ability of the supply chain to pass along cost increases. We believe inflation is starting to increase and may be higher over the next several months as market economics rebalance. We also believe rising political turmoil in oil-producing countries may lead to increased energy costs near term. To protect against increased inflation, we are managing our finances conservatively and limiting investments to critical and growth areas, such as systems development and supply chain efficiencies.

        On February 22, 2011, Google Inc. notified us that it was penalizing us in our natural search results for noncompliance with some of Google's natural search guidelines. As a result, we have dropped significantly in some Google natural search result rankings. We believe this incident stemmed in part from our practice of enabling university webmasters to provide discount links to faculty and students. Google has now made clear to us that it believes these links should not factor into the Google search algorithm. We understand Google's position and have made the appropriate changes to remain within Google's guidelines. In fact, on February 10, 2011, we discontinued this program by notifying university webmasters and are working aggressively to get them either to pull-down links or make links no-follow links. Unfortunately, we cannot control how quickly university webmasters work. We believe that the Google penalty period may last between two to four weeks. We estimate that the lower Google natural search rankings may have as much as a 5% negative impact on our revenue during the penalty period.

        The key factors that affected financial results for the year ended December 31, 2010, were revenue growth, lower gross margin resulting from pricing and marketing initiatives, expense management, and general improvement in Internet commerce.

        Revenues in 2010 increased by 24% compared to 2009. Our pricing and marketing initiatives drove improvement in several key components of revenue growth, including new customer growth, visits to our Website, conversion and average order size. Growth was broadly distributed across most of our major product categories, and in both our direct and fulfillment partner business. Our direct business increased by 39%, and our fulfillment partner business increased by 21%. The direct business was 19% of total revenue in 2010 compared to 17% in 2009, while our fulfillment partner business generated 81% of our total revenue compared to 83% in 2009.

        Revenue growth slowed over 2010 from 42% in Q1 to 8% in Q4. While this is partly explained by an increasing revenue growth pattern in 2009, we also experienced softness during the holiday selling season that we believe was due in part to our decision to focus on contribution growth rather than revenue growth, (see discussion of the non-GAAP financial measure "contribution" below), particularly by not heavily promoting our BMMG and consumer electronics categories, both of which are popular holiday categories that typically have lower gross margin.

        Gross margin fell by 140 basis points in 2010, although gross profit growth in 2010 was 15% compared to 14% in 2009. While we believe that pricing initiatives had a positive effect on our revenue growth, they had the opposite effect on gross margin. This was offset somewhat by supply chain efficiencies resulting from initiatives focused on returns and fulfillment, and from a favorable sales mix shift this year away from BMMG and consumer electronics into home and garden products.

        Sales and marketing expense as a percentage of revenue in 2010 fell 70 basis points to 5.6%. We believe that we used relatively effective advertising campaigns and maintained a disciplined approach to marketing expenditures, and that our pricing and other promotional activities were also effective in generating revenues. We believe that our primary focus of increasing contribution has been an important factor in improving our marketing efficiency.

        Although we made significant investments in 2010 through increases in IT, marketing and merchandising related personnel and through increased capital expenditures, technology and G&A expenses increased at a slower rate than contribution. Contribution growth was 17% in 2010, while combined technology and G&A expenses increased by 13%. We intend to continue managing the business by focusing on contribution growth while controlling expenses.

        Net income improved by $6.1 million in 2010 to $13.8 million, or $0.59 per fully diluted share, compared to $0.33 per diluted share in 2009.

        We retired $25.4 million face amount of our Senior Notes throughout the year, using $24.9 million of cash. As of December 31, 2010, $34.6 million face amount of the Senior Notes remained outstanding and are a current liability at year-end. As a result, working capital decreased to $14.7 million at year-end.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes, reducing the balance outstanding to a face amount of $24.5 million.

        We experienced a $43.0 million year over year decrease in free cash flow (See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities), from $38.8 million in 2009 to ($4.2) million in 2010. This was due primarily to $13.2 million of incremental capital expenditures in 2010 over 2009 and a $29.8 million decrease in operating cash flow due primarily to changes and timing differences in inventory, accounts payable and accrued liabilities that were partially offset by changes in net income, depreciation and amortization, and gains on the early retirement of our Senior Notes.

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2010, 2009 and 2008:

	Year ended December 31
	2010	2009	2008
	(as a percentage of total revenue)
Revenue, net
Direct	19.2%	17.2%	20.9%
Fulfillment partner	80.8	82.8	79.1

Total net revenue	100.0	100.0	100.0

Cost of goods sold
Direct	17.2	14.9	18.5
Fulfillment partner	65.4	66.3	64.1

Total cost of goods sold	82.6	81.2	82.6

Gross profit	17.4	18.8	17.4
Operating expenses:
Sales and marketing	5.6	6.3	6.9
Technology	5.4	6.0	6.9
General and administrative	5.1	5.6	4.7
Restructuring	(0.1)	—	—

Total operating expenses	16.0	17.9	18.5

Operating income (loss)	1.4	0.9	(1.1)
Interest income	—	—	0.4
Interest expense	(0.3)	(0.4)	(0.4)
Other income (expense), net	0.2	0.4	(0.2)

Net income (loss) before income taxes	1.3	0.9	(1.3)

Provision for income taxes	—	—	—

Net income (loss)	1.3%	0.9%	(1.3)%

Revenue

        Total net revenue increased 24% to $1,090 million for the year ended December 31, 2010, from $877 million for the year ended December 31, 2009.

        Direct revenue increased 39% to $210 million in 2010 from $151 million in 2009, and fulfillment partner revenue increased 21% million to $880 million from $726 million.

        Total net revenue increased 8% to $349 million for the three months ended December 31, 2010, from $322 million for the three months ended December 31, 2009. Direct revenue increased 26% to $69.2 million for the three months ended December 31, 2010, from $55.1 million for the three months ended December 31, 2009. Fulfillment partner revenue increased 5% to $280 million for the three months ended December 31, 2010, from $267 million for the three months ended December 31, 2009.

        The shift of business between direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for "appropriate" mix or percentages for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and we do not currently foresee any material shifts in mix.

        Total revenues from Auctions, Cars and Real Estate businesses were $2.9 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively. Total revenues from International sales were $9.4 million and $5.1 million for the years ended December 31, 2010 and 2009, respectively.

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

        Gross margins for the past eight quarterly periods and years ending December 31, 2010 and 2009 were:

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009
Direct	13.8%	11.7%	9.1%	9.0%	10.7%	12.9%	18.0%	11.8%	11.9%	13.3%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%	21.0%	21.3%	20.7%	18.1%	19.9%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%	19.5%	20.7%	19.3%	17.1%	18.8%

        Direct Gross Profit and Gross Margin—Gross profit for our direct business increased 12.5% to $22.5 million for the year ended December 31, 2010, from $20.0 million for 2009. Gross margin for the direct business decreased to 10.7% for the year ended December 31, 2010, from 13.3% 2009. The decrease in gross margin for the year ended December 31, 2010 is primarily due to pricing initiatives that were implemented beginning in the third quarter of 2009 and an increase in returns related costs, partially offset by leverage gained on fixed warehousing costs due to increased revenues. Gross profit for our direct business was essentially unchanged at $6.3 million for the three months December 31, 2010, and $6.6 million for the same period in 2009. Gross margin for the direct business decreased to 9.0% for the three months ended December 31, 2010, from 11.9% for the same period in 2009. The decrease in gross margin for three months ended December 31, 2010 is primarily due to pricing initiatives including holiday promotions and mark-downs of slow-moving inventory (primarily on apparel and shoes), partially offset by a shift in sales mix to higher margin products along with leverage gained on fixed warehousing costs due to increased revenues.

        Fulfillment Partner Gross Profit and Gross Margin—Gross profit for our fulfillment partner business increased 15.5% to $167.1 million for the year ended December 31, 2010, from $144.7 million for 2009. Gross margin for the fulfillment partner business decreased to 19.0% for the year ended December 31, 2010, from 19.9% for 2009. The decrease in gross margin for the year ended December 31, 2010 is primarily due to pricing initiatives that were implemented beginning in the third quarter of 2009, partially offset by a shift in sales mix to higher margin products as well as lower returns-related costs. Gross profit for our fulfillment partner business increased 9.7% to $53.2 million for the three months ended December 31, 2010, compared to $48.5 million for the same period in 2009. Gross margin for the fulfillment partner business increased to 19.0% for the three months ended December 31, 2010 compared to 18.1% for the same period in 2009. The increase in gross margin was primarily due to a reduction in product costs, including reductions from suppliers participating in promotions, along with a shift in sales mix to higher margin products, partially offset by pricing initiatives.

        During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $819,000 and

$1.6 million for the years ended December 31, 2010 and 2009, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

        The other factors described above, did not have a significant effect on the change in gross profit.

        Cost of goods sold includes stock-based compensation expense of $212,000 and $167,000 for the years ended December 31, 2010 and 2009, respectively.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2010		2009
Total net revenue	$1,089,873	100%	$876,769	100%

Cost of goods sold
Product costs and other cost of goods sold	842,064	78%	664,537	76%
Fulfillment and related costs	58,169	5%	47,480	5%

Total cost of goods sold	900,233	83%	712,017	81%

Gross profit	$189,640	17%	$164,752	19%

        Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment costs during the year ended December 31, 2010.

        See "Gross profit" above for additional discussion.

Operating expenses

Sales and marketing expenses

        We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

        Sales and marketing expenses totaled $61.3 million and $55.5 million for the years ended December 31, 2010 and 2009, respectively, representing 5.6% and 6.3% of total net revenue for those respective periods. The decrease in sales and marketing costs as a percentage of total net revenue was primarily due to more efficient marketing spending.

        Sales and marketing expenses also include stock-based compensation expense of $608,000 and $634,000 for the years ended December 31, 2010 and 2009, respectively.

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

Technology expenses

        We seek to efficiently invest in technology, including web services, customer support solutions, website search, and expansion of new and existing product categories, as well as continuing to enhance the customer experience, improving our process efficiency and supporting our logistics infrastructure.

        Technology expenses totaled $58.3 million and $52.3 million for the years ended December 31, 2010 and 2009, respectively, representing 5.4% and 6.0% of total net revenue for those respective periods. The $5.9 million increase is primarily due to a $6.5 million increase in salaries and benefits expense (primarily due to increases in staffing), and a $1.5 million increase in depreciation expense as result of investments in information technology assets in 2010, partially offset by a $1.4 million decrease in bonus expense in 2010 as a result of lower than expected financial performance for the year ended December 31, 2010.

        Technology expenses include stock-based compensation expense of $1.1 million and $961,000 for the years ended December 31, 2010 and 2009, respectively

General and administrative expenses

        General and administrative ("G&A") expenses totaled $55.7 million and $48.9 million for the years ended December 31, 2010 and 2009, respectively, representing approximately 5.1% and 5.6% of total net revenue for those respective periods. The $6.7 million increase is due to a $5.1 million increase in salaries and benefits expense (primarily due to increases in staffing), a $2.3 million increase in professional service fees for our external auditors and a $2.0 million increase in legal fees, partially offset by a $3.2 million decrease in bonus expense in 2010 as a result of lower than expected financial performance for the year ended December 31, 2010. The increase in legal fees primarily resulted from a $2.6 million reduction in payments received from the settlement of legal matters during 2010 compared to 2009. We recognized a reduction in G&A expenses of $4.5 million and $7.1 million during the years ended December 31, 2010 and 2009, respectively, related to the settlement of legal matters.

        General and administrative expenses include stock-based compensation expense of approximately $3.2 million and $3.0 million for the years ended December 31, 2010 and 2009, respectively.

Restructuring

        There were no restructuring charges during the years ended December 31, 2010 and 2009. We reversed $569,000 of lease termination costs liability during the year ended December 31, 2010 due to changes in our estimate of sublease income, primarily as a result of our entering into agreements with a sublessee to terminate the subleases and have us re-occupy a portion of the space previously abandoned, due to our growth and need for additional space. During the year ended December 31, 2009, we reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

Operating Expenses

        Overall, our total operating expenses increased 11.5% to $174.7 million for the year ended December 31, 2010 from $156.7 million for the year ended December 31, 2009, while total net revenues increased 24.3% and gross profit increased 15.1%.

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2010	2009
Cost of goods sold—direct	$1,179	$1,264
Technology	12,489	10,943
General and administrative	912	676

Total depreciation and amortization, including internal-use software and website development	$14,580	$12,883

Non-operating income (expense)

Interest income

        Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2010 and 2009 totaled $157,000 and $170,000, respectively.

Interest expense

        Interest expense is related to interest incurred on our Senior Notes, our finance obligations and our capital leases. Interest expense for the year ended December 31, 2010 and 2009 totaled $3.0 million and $3.5 million, respectively. The decrease in interest expense is primarily a result of extinguishments of long-term debt.

Other income, net

        Other income, net for the years ended December 31, 2010 and 2009 totaled $2.1 million and $3.3 million, respectively. The decrease was primarily due to lower gains on extinguishment of long-term debt, partially offset by an increase in gift card breakage income for the year ended December 31, 2010.

Income taxes

        Our provision for income taxes for the years ended December 31, 2010 and 2009 of $359,000 and $257,000 is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of December 31, 2010 and December 31, 2009 we had federal net operating loss carry forwards of approximately $166.7 million and $180.9 million, respectively, and state net operating loss carry forwards of approximately $150.7 million and $165.0 million, respectively, which may be used to offset future taxable income. We may have experienced ownership changes under Internal Revenue Code Section 382 that may limit our ability to fully use our net operating losses. Our net operating loss carryforwards will begin to expire in 2018.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters in 2010 and 2009 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	$264,330	$231,253	$245,420	$348,870
2009	185,729	174,898	193,783	322,359

Comparison of Years Ended December 31, 2009 and 2008

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein, Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the "Special Note Regarding Forward-Looking Statements" at the beginning of Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Revenue grew 27% in the fourth quarter of 2009 and 6% for the full year of 2009, compared to the same periods of 2008, in spite of the weakness in the overall US economy. Our business model continued to mature. Through expanding the number of partners we work with, and the number of categories and products we offer on our Website, the fulfillment partner business generated over 80% of our revenue. Our direct business, which accounted for over 40% of total revenues in 2005, has contributed a consistently smaller percentage of total revenues over the last five years as our emphasis has shifted to the fulfillment partner business. In 2009, the direct business generated 17% of total revenue.

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

Revenue

        Total net revenue increased 6% to $876.8 million for the year ended December 31, 2009, from $829.9 million for the year ended December 31, 2008.

        Direct revenue decreased 13% to $150.9 million in 2009 from $173.7 million in 2008, and fulfillment partner revenue increased 11% to $725.9 million from $656.2 million.

        Total net revenue increased 27% to $322.4 million for the three month period ended December 31, 2009, from $253.8 million for the three month period ended December 31, 2008. Direct revenue increased 14% to $55.1 million from $48.2 million. Fulfillment partner revenue increased 30% to $267.3 million for the three month period ended December 31, 2009 from $205.6 million for the three month period ended December 31, 2008.

        Total revenues from Auctions, Cars and Real Estate businesses were $2.1 million and $1.0 million for the years ended December 31, 2009 and 2008, respectively. Total revenues from International sales were $5.1 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.

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

        Gross margin increased 140 basis points to 18.8% in 2009 from 17.4% in 2008, and gross profit was $164.8 million and $144.2 million, respectively, a 14% increase. For the three month periods ended December 31, gross margin increased to 17.1% in 2009 from 16.5% in 2008, an increase of 60 basis points, and gross profit increased to $55.0 million from $42.0 million, respectively, a 31% increase.

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

        Gross margins for the past eight quarterly periods and years ending December 31, 2009 and 2008 were:

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009	Q1 2008	Q2 2008	Q3 2008	Q4 2008	FY 2008
Direct	12.9%	18.0%	11.8%	11.9%	13.3%	13.5%	12.5%	10.4%	8.8%	11.4%
Fulfillment Partner	21.0%	21.3%	20.7%	18.1%	19.9%	18.4%	19.7%	19.7%	18.3%	19.0%
Combined	19.5%	20.7%	19.3%	17.1%	18.8%	17.2%	18.2%	18.0%	16.5%	17.4%

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

        During our review of our partner billing system for returns, we additionally discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns during the fourth quarter of 2008 and the year ended December 31, 2009 totaling approximately $187,000 and $1.6 million, respectively. We have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

        Cost of goods sold includes stock-based compensation expense of $167,000 and $198,000 for the years ended December 31, 2009 and 2008, respectively.

        Direct Gross Profit—Gross profit for our direct business increased 2% to $20.0 million for the year ended December 31, 2009, from $19.7 million for the year ended December 31, 2008, and gross margin increased to 13.3% from 11.4%. For the three month periods ended December 31, gross profit increased 53% to $6.6 million in 2009 from $4.3 million in 2008, and gross margin increased to 11.9% from 8.8%.

        Fulfillment Partner Gross Profit—Our fulfillment partner business generated gross profit of $144.7 million and $124.5 million for the years ended December 31, 2009 and 2008, respectively, an increase of 16%, and gross margin increased to 19.9% from 19.0%. For the three month periods ended December 31, gross profit increased 29% to gross profit of $48.5 million in 2009 from $37.7 million in 2008, and gross margin decreased to 18.1% from 18.3%.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2009		2008
Total net revenue	$876,769	100%	$829,850	100%

Cost of goods sold
Product costs and other cost of goods sold	664,537	76%	638,368	77%
Fulfillment and related costs	47,480	5%	47,246	6%

Total cost of goods sold	712,017	81%	685,614	83%

Gross profit	$164,752	19%	$144,236	17%

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

Sales and marketing expenses

        We direct customers to our Website primarily through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

        Sales and marketing expenses totaled $55.5 million and $57.7 million for the years ended December 31, 2009 and 2008, respectively, representing 6.3% and 6.9% of total net revenue for those respective periods. The decrease in sales and marketing costs was primarily due to more efficient marketing spending. We were able to generate more revenue per dollar of advertising spent in 2009, particularly with online marketing campaigns. Higher compensation expense offset some of the improvement in lower advertising costs.

        Sales and marketing expenses also include stock-based compensation expense of $634,000 and $347,000 for the years ended December 31, 2009 and 2008, respectively.

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

Technology expenses

        We seek to efficiently invest in our technology, including web services, customer support solutions, website search, and expansion of new and existing product categories, as well as continuing to enhance the customer experience, improving our process efficiency and supporting our logistics infrastructure.

        Technology expenses totaled $52.3 million and $56.7 million for the years ended December 31, 2009 and 2008, representing 6.0% and 6.9% of revenue for those periods, respectively. Technology expenses decreased 8% primarily due to decreased depreciation expense of approximately $10.2 million for related technology equipment and software development as more items were fully depreciated. This decrease was partially offset by an increase in compensation of approximately $7.2 million related to an increase in technology staff and an increase in annual bonus expense of $1.4 million for the year ended December 31, 2009 due to improved company financial performance.

        Technology expenses include stock-based compensation expense of $961,000 and $870,000 for the years ended December 31, 2009 and 2008, respectively.

General and administrative expenses

        For the years ended December 31, 2009 and 2008, general and administrative ("G&A") expenses totaled $48.9 million and $39.3 million, representing 5.6% and 4.7% of total revenue for those periods, respectively. The $9.6 million or 24% increase in G&A expenses, is primarily due to an increase in compensation expense of approximately $6.0 million related to an increase in general and administrative staff, an increase in annual bonus expense of $3.8 million and also $1.25 million related to the termination of a consulting arrangement with Icent LLC. Icent LLC's chief executive officer is James V. Joyce, who resigned from his position as a member of the Board of Directors on April 1, 2009. The increase in G&A expenses is also related to additional facilities costs relating to the lease of a new customer service center and an increase in legal expenses of approximately $4.3 million during the year ended December 31, 2009 compared to the same period in 2008. However, the increase in legal expense for 2009 was offset by $7.1 million received from the settlement of legal matters.

        General and administrative expenses include stock-based compensation expense of approximately $3.0 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively.

Restructuring

        Under the restructuring program, we recorded $12.3 million of restructuring charges for the year ended December 31, 2007. There were no restructuring charges during the years ended December 31, 2009 and 2008 and we reversed approximately $66,000 and $299,000 of the lease termination costs liability during the years ended December 31, 2009 and 2008, respectively, due to changes in the estimate of sublease income. (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2009	2008
Cost of goods sold—direct	$1,264	$1,674
Technology	10,943	21,140
General and administrative	676	154

Total depreciation and amortization, including internal-use software and website development	$12,883	$22,968

Non-operating income (expense)

Interest income and interest expense

        Interest income is primarily derived from the investment of our cash and cash equivalents. The decrease in interest income to $170,000 for the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008, is due to a decrease in total cash, lower interest rates and the settlement of notes receivable related to our travel. Interest expense is largely related to interest incurred on our Senior Notes, and to a lesser extent our capital lease obligations. Interest expense for the years ended December 31, 2009 and 2008 totaled $3.5 million and $3.6 million, respectively.

Other income, net

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

        For the year ended December 31, 2008, other income (expense) was net expense of $(1.4) million. This included a $2.8 million gain, net of amortization of debt discount of $142,000 on the retirement of $9.5 million of the 3.75% Senior Notes (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program"), a $3.9 million loss on the settlement of notes receivable and a $300,000 other-than-temporary impairment of marketable securities.

Sale of discontinued operations

        On January 21, 2009, we entered into a Note Purchase Agreement to settle both the senior and junior promissory notes related to the sale of our travel subsidiary to Castles Travel, Inc. for $1.3 million in cash and recognized a loss on the settlement of these notes and interest receivable of approximately $3.9 million which was recorded in other income (expense), net during the year ended December 31, 2008. We agreed to the reduced amount for the notes due to concern regarding the financial viability of the entity holding the notes, as a result of the impact of the economic downturn on the travel industry that began during the latter part of 2008.

Income taxes

        Our provision for income taxes for the year ended December 31, 2009 of $257,000 is for federal alternative minimum taxes and state taxes. As of December 31, 2009 and 2008, we had net operating loss carry forwards of approximately $180.9 million and $182.0 million and state net operating loss carry-forwards of approximately $150.7 million and $145.8 million, respectively, which may be used to offset future taxable income. We may have experienced ownership changes under Internal Revenue Code Section 382 that may limit our ability to fully use our net operating losses.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters for 2009 and 2008 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	$185,729	$174,898	$193,783	$322,359
2008	201,800	188,202	186,007	253,841

Comparison of Years Ended December 31, 2010 and 2009

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

        Our principal sources of liquidity are cash flows generated from operations and our existing cash, cash equivalents. At December 31, 2010, our cash and cash equivalents balance was $124.0 million.

        Cash flow information is as follows:

	Year ended December 31
	2010	2009	2008
Cash provided by (used in):
Operating activities	$16,322	$46,117	$6,444
Investing activities	(22,700)	2,868	19,533
Financing activities	(9,358)	(5,685)	(22,327)

Free Cash Flow

        "Free Cash Flow" (a non-GAAP measure) for the years ended December 31, 2010, 2009 and 2008, was $(4.2) million, $38.8 million and $(12.3) million. See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Cash provided by (used in) operating activities

        For the years ended December 31, 2010 and 2009, our operating activities resulted in net cash inflows of $16.3 million and $46.1 million, respectively.

        Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances typically reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

        The $16.3 million of net cash provided by operating activities during the year ended December 31, 2010 was primarily due to positive net income of $13.9 million for the year ended December 31, 2010. Net cash was also provided by increases of deferred revenue of $3.4 million primarily due to our launch of our Club O loyalty program. The cash inflows were offset by cash outflows of $8.7 million due to an increase in inventory and $9.3 million due to a decrease in accounts payable. The increase in inventory was a result of increased purchases of inventory to meet holiday sales demand and support growth in the business. The decrease in accounts payable balance is due to increased and earlier sales and holiday shipments resulting in increased payments to suppliers prior to year-end when compared to the same period in 2009.

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

        The increase in cash provided by operations related to the increase of accounts payable and accrued liabilities was partially offset by $4.5 million of increased accounts receivable related primarily to uncleared credit card transactions at year end and $2.1 million of increased inventory prepayments made as of December 31, 2009 to secure inventory to be delivered in the first quarter of 2010 to support sales. Prepayments for inventory at the end of the prior year were lower due to the decreased sales demand experienced by the retail industry due to generally poor economic conditions at that time.

Cash (used in) provided by investing activities

        Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs. For the years ended December 31, 2010 and 2009, investing activities resulted in net cash outflows of $22.7 million and net cash inflows of $2.9 million, respectively.

        The $22.7 million used in investing activities during the year ended December 31, 2010 resulted primarily from expenditures for fixed assets of $20.5 million, which largely consisted of software and hardware purchases for our data warehouse and other data storage infrastructure in order to support our growth, and a $1.7 million investment in precious metals in an effort to diversify our investments.

        Investing activities for the year ended December 31, 2009 provided net cash of $2.9 million, primarily from the sale of marketable securities of $8.9 million and the collection of a $1.3 million note receivable related to a settlement of notes from the sale of our travel subsidiary to Castles Travel, partially offset by capital expenditures of $7.3 million.

Cash used in financing activities

        For the years ended December 31, 2010 and 2009, financing activities resulted in net cash outflows of $9.4 million and $5.7 million, respectively.

        Financing activities for the year ended December 31, 2010 resulted in net cash outflows of $9.4 million primarily from $24.9 million used for retirement of long-term debt, partially offset by $16.4 million in proceeds from finance obligations (which were primarily used for retirement of long-term debt) and $1.5 million in proceeds from the exercise of stock options.

        Financing activities for the year ended December 31, 2009 resulted in cash outflows of $5.7 million primarily for the retirement of long-term debt.

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009. In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. As a result of the termination of the Tolling Agreement, we reclassified 17,763 shares or $260,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At December 31, 2010 and 2009 approximately 46,000 shares or $570,000 and 65,000 shares or $744,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

Stock and Debt Repurchase Program

        On February 17, 2009, the Board of Directors approved a debt repurchase program that authorized us to use up to $20.0 million in cash to repurchase a portion of our 3.75% Senior Convertible Notes due 2011 ("Senior Notes"). On September 21, 2010, the Board of Directors approved a $15.0 million increase to our existing debt repurchase program. Under this repurchase program, we retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount at an approximate 5% yield to maturity. (see Item 1 of Part I, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program"). We retired $7.4 million of the Senior Notes during the year ended December 31, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount at an approximate 23% yield to maturity. As of December 31, 2010 and December 31, 2009, $34.5 million and $59.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes reducing the balance outstanding to a face amount of $24.5 million.

        During the years ended December 31, 2010 and 2009, we withheld from vesting restricted stock awards a total of 63,404 and 36,081 shares of our common stock for $825,000 and $340,000, respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2010 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Senior Notes	$34,625	$—	$—	$—	$—	$—	$34,625
Interest on Senior Notes	1,298	—	—	—	—	—	1,298
Finance obligations	3,922	4,163	4,431	3,625	—	—	16,141
Interest on finance obligations	873	621	353	79	—	—	1,926
Capital lease obligations	798	116	4	—	—	—	918
Operating leases	8,743	8,221	7,552	7,750	6,164	1,346	39,776
Purchase obligations	13,921	27	—	—	—	—	13,948
Line of credit	—	—	—	—	—	—	—

Total contractual cash obligations	$64,180	$13,148	$12,340	$11,454	$6,164	$1,346	$108,632

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2011	2012	2013	2014	2015	Thereafter	Total
Letters of credit	$2,435	$—	$—	$—	$—	$—	$2,435

Purchase Obligations

        The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2010. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

        Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $244,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment. For further information regarding the application of ASC 740-10-5, see the information set forth under Item 15 of Part IV, "Financial Statements—Note 21—Income Taxes," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Borrowings

Wells Fargo Credit Agreement.

        Prior to December 23, 2009, we had a credit agreement (the "Wells Fargo Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Wells Fargo Credit Agreement provided a revolving line of credit to us of up to $30.0 million which we used primarily to obtain letters of credit to support inventory purchases.

        On December 23, 2009, we terminated the Wells Fargo Credit Agreement, subject to provisions relating to outstanding letters of credit issued by Wells Fargo for our account and other transitional provisions. On December 31, 2009, per the provisions relating to the outstanding letters of credit, the letters of credit issued by Wells Fargo expired on December 31, 2009, and were replaced by letters of credit issued by U.S. Bank National Association ("U.S. Bank") on behalf of the Company.

Wells Fargo Retail Finance Agreement

        On January 6, 2009 we entered into an Amended and Restated Loan and Security Agreement dated January 6, 2009 (the "WFRF Agreement") with Wells Fargo Retail Finance, LLC ("WFRF").

        On August 3, 2009, we terminated the WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement

        Prior to January 1, 2010, we had a commercial purchasing card agreement (the "WF Purchasing Card") with Wells Fargo. The WF Purchasing Card expired on January 1, 2010.

U.S. Bank Financing Agreements

        We entered into (i) a Financing Agreement dated December 22, 2009 (the "Financing Agreement") with U.S. Bank, and (ii) a Security Agreement dated December 22, 2009 with U.S. Bank (the "Security Agreement") and related agreements described in the Financing Agreement and/or Security Agreement. The Financing Agreement replaced the former credit agreement with Wells Fargo.

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

        No amounts were outstanding under the Financing Agreement at December 31, 2010 and 2009, and letters of credit totaling $2.4 million and $2.6 million, respectively, were issued on our behalf and collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

        On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group ("Lessor"), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the "IT Assets") to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. We also entered into two additional leases; whereby we leased $599,000 in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control where the Lessor sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor's parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.25%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

        The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. "Total Fixed Charge Coverage" is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases on a trailing twelve-month basis).

        The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at the our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of December 31, 2010, we had $30.0 million in compensating cash balances held at U.S. Bank.

U.S. Bank Purchasing Card Agreement

        We have a commercial purchasing card agreement (the "Purchasing Card") with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2010 and December 31, 2009, $2.7 million and $0 was outstanding and $2.3 million and $5.0 million was available under the Purchasing Card, respectively.

3.75% Convertible Senior Notes

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $228,000, $331,000 and $334,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

        The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or approximately 454,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, as well as certain fundamental changes in the ownership of us). Beginning December 1, 2009, we have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase for cash all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

        At present we do not have any plan to redeem the outstanding Senior Notes in accordance with their redemption provisions but we may acquire additional Senior Notes in future open market or privately negotiated purchases. To the extent the Senior Notes remain outstanding at maturity, we intend to pay them at maturity either with proceeds from operations or from financing activities.

        The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

        Under the repurchase program discussed above, we retired $25.4 million of the Senior Notes during year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount. We retired a total $7.4 million of our Senior Notes during the year ended December 31, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million, net of $92,000 amortization of debt discount (see Item 15 of Part IV, "Financial Statements"—Note 17—"Stock and Debt Repurchase Program"). As of December 31, 2010 and 2009, a face amount of $34.6 million and $60.0 million of the Senior Notes remain outstanding with a carrying amount of $34.5 million and $59.5 million and $141,000 and $528,000 of debt discount, respectively.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes, reducing the balance outstanding to a face amount of $24.5 million.

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

Contribution and Contribution Margin

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

        For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Year ended December 31,
	2010	2009	2008
Total revenue	$1,089,873	$876,769	$829,850
Cost of goods sold	900,233	712,017	685,614

Gross profit	189,640	164,752	144,236
Less: Sales and marketing expense	61,334	55,549	57,668

Contribution	$128,306	$109,203	$86,568

Contribution margin	11.8%	12.5%	10.4%

Free Cash Flow

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

	Year ended December 31,
	2010	2009	2008
Net cash provided by operating activities	$16,322	$46,117	$6,444
Expenditures for fixed assets, including internal-use software and website development	(20,511)	(7,275)	(18,707)

Free cash flow	$(4,189)	$38,842	$(12,263)

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

        At December 31, 2010, we had $124.0 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.3 million on our earnings or loss, or the fair market value or cash flows of these instruments.

        At December 31, 2010, we had approximately a face amount of $34.6 million of convertible senior notes outstanding which bear interest at a fixed rate of 3.75%. At December 31, 2010, there were no borrowings outstanding under our lines of credit and letters of credit totaling $2.4 million were outstanding under our credit facilities.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes, reducing the balance outstanding to a face amount of $24.5 million.

        The fair value of the convertible senior notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the convertible senior notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our convertible senior notes in the open market, changes in the fair value of convertible senior notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% convertible senior notes at December 31, 2010 was $33.2 million. The fair value of the convertible senior notes was derived using a convertible pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act" or "Exchange Act"). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer), of the effectiveness of the design and operation of these disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of December 31, 2010. Based on this evaluation, the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Risk Management (principal financial officer) concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K.

(b)   Management's Report on Internal Control over Financial Reporting

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income , and cash flows for each of the years in the two-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
February 28, 2011

(d)   Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2010, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  Additional improvements to our information systems recommended by a consulting firm we engaged during the second quarter of 2010, as follows, 1) implementing a post-deployment review process of information system changes, and 2) enhanced the review process to assess and approve projects with financial impact.

  •
  Additional improvements to our systems and controls to provide assurance that they appropriately capture amounts to be paid to fulfillment partners or deducted from partner payments. This included automating two manual processes.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business—Executive Officers." Information required by Item 10 of Part III regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2011 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics ("Code"), which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer on our Website, www.overstock.com. We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com. Attn: Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.     Financial Statements

2.     Financial Statement Schedule

        Schedule II Valuation and Qualifying Accounts listed in (1) above is included herein. Schedules other than those listed above have been omitted as they are either not required, not applicable, or the information has otherwise been shown in the consolidated financial statements or notes thereto.

3.     Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document
3.1(a)	Amended and Restated Certificate of Incorporation
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K (File No. 000-49799) filed on February 5, 2009).
4.1(b)	Form of specimen common stock certificate.
4.2(b)	Investor Right Agreement, dated March 4, 2002
10.1(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.
10.2(b)	Amended and Restated 1999 Stock Option Plan and form of agreement thereunder.
10.3	Form of agreements under 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.4	Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.5	Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).
10.6	Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

Exhibit Number	Description of Document
10.7	Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).
10.8	Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).
10.9	Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).
10.10	Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).
10.11	Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).
10.12	Indenture, dated November 23, 2004, between Overstock.com, Inc. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on November 24, 2004).
10.13	Registration Rights Agreement, dated November 23, 2004 by and among Overstock.com, Inc., Lehman Brothers., Piper Jaffray & Co., Legg Mason Wood Walker Incorporated and WR Hambrecht+ Co, LLC (incorporated by reference to Exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) filed on November 24, 2004).
10.14	Purchase Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 10.34 to our report on Form 10-K for the year ended December 31, 2004 (File No. 000-49799) filed on March 16, 2005).
10.15	Underwriting Agreement dated November 17, 2004 with Lehman Brothers Inc. as Representative (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K (File No. 000-49799) filed on November 18, 2004)
10.16	Underwriting Agreement dated May 13, 2004 with WR Hambrecht & Co., LLC and JMP Securities LLC. as Representatives (incorporated by reference to Exhibit 1.1 to our Report on Form 8-K filed (File No. 000-49799) on May 14, 2004
10.17	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K (File No. 000-49799) filed May 7, 2004)
10.18	2005 Equity Incentive Plan (incorporated by reference to Appendix A to Overstock.com, Inc.'s definitive proxy statement (File No. 000-49799) filed with the SEC on March 28, 2008.
10.19	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on January 15, 2008)
10.20	Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed (File No. 000-49799) on April 11, 2008).
10.21	First Amendment to Lease amending the terms of the Lease Agreement with Natomas Meadows, LLC dated December 16, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on December 17, 2008).
10.22	Offer Letter to Stephen J. Chesnut dated December 18, 2008 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated January 5, 2009).

Exhibit Number	Description of Document
10.23	Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated March 23, 2009).
10.24	Letter agreement dated August 3, 2009 terminating Amended and Restated Loan and Security Agreement with Wells Fargo Retail Finance (incorporated by reference to Exhibit 10.1 to our Form 8-K (File No. 000-49799) filed August 3, 2009).
10.25	Financing Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).
10.26	Security Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).
10.27	Revolving Note (Regular Advances) in favor of U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.3 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).
10.28	Revolving Note (Cash Secured Advances) in favor of U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.4 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).
*10.29(c)	Summary of unwritten compensation arrangements with Directors.
10.30	Master Lease Agreement and Financial Covenants Rider with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group dated as of September 17, 2010 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated September 31, 2010).
10.31	Consent and Waiver with U.S. Bank National Association dates as of September 17, 2010 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) dated September 21, 2010).
*21	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm
*23.2	Consent of Independent Registered Public Accounting Firm
24.1	Powers of Attorney (see signature page)
*31.1	Exhibit 31 Certification of Chief Executive Officer
*31.2	Exhibit 31 Certification of Chief Financial Officer
*32.1	Section 1350 Certification of Chief Executive Officer
*32.2	Section 1350 Certification of Chief Financial Officer

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Management contract or compensatory plan or arrangement.

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2011.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer), Chairman of the Board	February 28, 2011
/s/ STEPHEN J. CHESNUT Stephen J. Chesnut	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	February 28, 2011
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	February 28, 2011
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	February 28, 2011
/s/ JOHN J. BYRNE John J. Byrne	Director	February 28, 2011
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Overstock.com, Inc.:

        In our opinion, the consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss) and cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations of Overstock.com, Inc. and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 3 to the consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 2009, the financial statements for 2008 have been restated for the correction of errors.

/s/ PricewaterhouseCoopers LLP

Salt Lake City, Utah
February 3, 2009, except for Note 3 included in the Form 10-K for the year ended December 31, 2009, for which the date is March 31, 2010.

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$124,021	$139,757
Restricted cash	2,542	4,414
Accounts receivable, net	13,560	11,640
Inventories, net	32,114	23,375
Prepaid inventories, net	2,082	2,879
Prepaids and other assets	11,651	10,275

Total current assets	185,970	192,340
Fixed assets, net	27,800	20,618
Goodwill	2,784	2,784
Other long-term assets, net	1,405	758

Total assets	$217,959	$216,500

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,311	$76,623
Accrued liabilities	40,751	43,296
Deferred revenue	24,027	20,665
Convertible senior notes, net of debt discount—$141 and $—	34,484	—
Finance obligations, current	3,922	—
Capital lease obligations, current	729	520

Total current liabilities	171,224	141,104
Capital lease obligations, non-current	113	806
Finance obligations, non-current	12,219	—
Other long-term liabilities	3,175	3,580
Convertible senior notes, net of debt discount—$—and $528	—	59,466

Total liabilities	186,731	204,956

Commitments and contingencies (Note 14)
Redeemable common stock, $0.0001 par value:
Outstanding—46 and 65	570	744
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—5,000
Issued and outstanding shares—none	—	—
Common stock, $0.0001 par value
Authorized shares—100,000
Issued shares—25,877 and 25,583
Outstanding shares—23,015 and 22,776	2	2
Additional paid-in capital	349,747	343,040
Accumulated deficit	(242,327)	(256,056)
Treasury stock:
Shares at cost—2,862 and 2,807	(76,764)	(76,186)

Total stockholders' equity	30,658	10,800

Total liabilities and stockholders' equity	$217,959	$216,500

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31
	2010	2009	2008
Revenue, net
Direct	$209,646	$150,901	$173,687
Fulfillment partner	880,227	725,868	656,163

Total net revenue	1,089,873	876,769	829,850

Cost of goods sold
Direct(1)	187,124	130,890	153,967
Fulfillment partner	713,109	581,127	531,647

Total cost of goods sold	900,233	712,017	685,614

Gross profit	189,640	164,752	144,236

Operating expenses:
Sales and marketing(1)	61,334	55,549	57,668
Technology(1)	58,260	52,336	56,677
General and administrative(1)	55,650	48,906	39,348
Restructuring	(569)	(66)	(299)

Total operating expenses	174,675	156,725	153,394

Operating income (loss)	14,965	8,027	(9,158)
Interest income	157	170	3,163
Interest expense	(2,962)	(3,470)	(3,565)
Other income (expense), net	2,088	3,277	(1,446)

Income (loss) before income taxes	14,248	8,004	(11,006)

Provision for income taxes	(359)	(257)	—

Net income (loss)	13,889	7,747	(11,006)

Deemed dividend related to redeemable common stock	(112)	(48)	(77)

Net income (loss) attributable to common shares	$13,777	$7,699	$(11,083)

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.60	$0.34	$(0.48)
Weighted average common shares outstanding—basic	23,019	22,821	22,901
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.59	$0.33	$(0.48)
Weighted average common shares outstanding—diluted	23,366	23,067	22,901

(1)
Includes stock-based compensation as follows (Note 18):

Cost of goods sold—direct	$212	$167	$198
Sales and marketing	608	634	347
Technology	1,071	961	870
General and administrative	3,165	3,023	2,216

Total	$5,056	$4,785	$3,631

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
and Comprehensive Income (Loss)

(in thousands)

	Common stock				Treasury stock		Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount		Total
Balances at December 31, 2007	25,423	$2	$333,909	$(252,327)	1,605	$(63,278)	$(94)	$18,212

Stock-based compensation to employees and directors	—	—	4,372	—	—	—	—	4,372
Stock-based compensation to consultants in exchange for services	—	—	259	—	—	—	—	259
Stock based compensation related to performance shares	—	—	(1,000)	—	—	—	—	(1,000)
Exercise of stock options	113	—	1,471	—	—	—	—	1,471
Purchase of treasury stock	—	—	—	—	1,190	(13,452)	—	(13,452)
Treasury stock issued for 401(k) matching contributions	—	—	(41)	—	(2)	60	—	19
Issuance of redeemable common stock (Note 16)	(155)	—	(2,386)	—	—	—	—	(2,386)
Lapse of rescission rights of redeemable stock (Note 16)	57	—	1,200	—	—	—	—	1,200
Deemed dividend related to redeemable common stock (Note 16)	—	—	(77)	—	—	—	—	(77)
Comprehensive loss :
Net loss	—	—	—	(11,006)	—	—	—	(11,006)
Unrealized gain on marketable securities	—	—	—	—	—	—	48	48
Cumulative translation adjustment	—	—	—	—	—	—	94	94

Total comprehensive loss	—	—	—	—	—	—	—	(10,864)

Balances at December 31, 2008	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)

Stock-based compensation to employees and directors	—	—	4,775	—	—	—	—	4,775
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Common stock issued upon vesting of restricted stock	110	—	—	—	—	—	—	—
Exercise of stock options	2	—	29	—	—	—	—	29
Purchase of treasury stock	—	—	—	—	36	(340)	—	(340)
Treasury stock issued for 401(k) matching contributions	—	—	—	(470)	(22)	824	—	354
Issuance of redeemable common stock (Note 16)	(39)	—	(400)	—	—	—	—	(400)
Lapse of rescission rights of redeemable stock (Note 16)	72	—	967	—	—	—	—	967
Deemed dividend related to redeemable common stock (Note 16)		—	(48)	—	—	—	—	(48)
Comprehensive income :
Net income	—	—	—	7,747	—	—	—	7,747
Reclassification adjustment included in net income	—	—	—	—	—	—	(48)	(48)

Total comprehensive income	—	—	—	—	—	—	—	7,699

Balances at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800

Exercise of stock options	90	—	1,503	—	—	—		1,503
Stock-based compensation to employees and directors	—	—	5,056	—	—	—	—	5,056
Common stock issued upon vesting of restricted stock	185	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	63	(825)	—	(825)
Treasury stock issued for 401(k) matching contributions	—	—	—	(160)	(7)	247	—	87
Redeemable common stock repurchased under rescission offer	1	—	—	—	(1)	—	—	—
Lapse of rescission rights of redeemable common stock (Note 16)	18	—	260	—	—	—	—	260
Deemed dividend related to redeemable common stock (Note 16)	—	—	(112)	—	—	—	—	(112)
Comprehensive income:
Net income	—	—	—	13,889	—	—	—	13,889

Total comprehensive income	—	—	—	—	—	—	—	13,889

Balance at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$—	$30,658

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$13,889	$7,747	$(11,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,580	12,883	22,968
Realized loss on marketable securities	—	48	334
Loss on settlement of notes receivable	—	—	3,929
Loss on disposition of fixed assets	—	183	140
Stock-based compensation to employees and directors	5,056	4,775	4,372
Stock-based compensation to consultants for services	—	10	259
Stock-based compensation relating to performance share plan	—	—	(1,000)
Amortization of debt discount	391	331	334
Gain from early extinguishment of debt	(346)	(2,810)	(2,849)
Restructuring reversals	(569)	(66)	(299)
Notes receivable accretion	—	—	(545)
Changes in operating assets and liabilities:
Restricted cash	1,872	(152)	4,372
Accounts receivable, net	(1,920)	(4,540)	4,654
Inventories, net	(8,739)	1,344	3,790
Prepaid inventories, net	797	(2,118)	2,177
Prepaids and other assets	368	(604)	(2,027)
Other long-term assets, net	(215)	(120)	(516)
Accounts payable	(9,315)	18,642	(10,774)
Accrued liabilities	(2,575)	9,131	(7,636)
Deferred revenue	3,362	1,433	(3,733)
Other long-term liabilities	(314)	—	(500)

Net cash provided by operating activities	16,322	46,117	6,444

Cash flows from investing activities:
Purchases of marketable securities	(136)	—	(35,548)
Purchases of intangible assets	(396)	—	—
Maturities of marketable securities	—	—	64,542
Sale of marketable securities prior to maturity	—	8,893	7,740
Investment in precious metals	(1,657)	—	—
Expenditures for fixed assets, including internal-use software and website development	(20,511)	(7,275)	(18,707)
Collection of note receivable	—	1,250	1,506

Net cash provided by (used in) investing activities	(22,700)	2,868	19,533

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Year ended December 31
	2010	2009	2008
Cash flows from financing activities:
Payments on capital lease obligations	(490)	(348)	(3,796)
Drawdowns on line of credit	—	1,612	12,963
Payments on line of credit	—	(1,612)	(12,963)
Capitalized financing costs	—	(245)	—
Proceeds from finance obligations	16,383	—	—
Payments on finance obligations	(841)	—	—
Paydown on direct financing arrangement	(197)	(218)	—
Payments to retire convertible senior notes	(24,865)	(4,563)	(6,550)
Purchase of redeemable stock	(26)	—	—
Purchase of treasury stock	(825)	(340)	(13,452)
Exercise of stock options	1,503	29	1,471

Net cash used in financing activities	(9,358)	(5,685)	(22,327)

Net increase (decrease) in cash and cash equivalents	(15,736)	43,300	3,650
Cash and cash equivalents, beginning of period	139,757	96,457	92,807

Cash and cash equivalents, end of period	$124,021	$139,757	$96,457

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$2,534	$3,006	$3,390
Taxes paid	187	—	$—
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$795	$—	$—
Equipment acquired under finance obligations	599	—	—
Equipment and software acquired under capital lease obligations	6	1,632	—
Tenant improvements acquired under other obligation	—	—	1,864
Issuance of redeemable common stock	—	400	2,386
Lapse of rescission rights of redeemable stock	260	967	1,200
Issuance of common stock from treasury for 401(k) matching contribution	87	354	19

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

        As used herein, "Overstock.com," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches, jewelry, electronics and computers, sporting goods, apparel, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com and www.o.co ("Website"). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—and online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Although our four websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for all four websites.

        We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company. On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc. On July 23, 2003, we formed Overstock Mexico, S. de R. L. de C.V., a wholly owned subsidiary, to distribute products in Mexico. We ceased operations of our Mexico Operations on October 24, 2008.

2. ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. The consolidated financial statements include the accounts of our Overstock Mexico, S. de R. L. de C.V. subsidiary through October 24, 2008. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible valuation, income taxes, stock-based compensation, performance-based compensation, restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

        We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of December 31, 2010 and December 31, 2009 were $121.8 million and $129.2 million, respectively.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Restricted cash

        We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2010 and 2009, restricted cash was $2.5 million and $4.4 million and was held primarily in money market accounts.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$124,313	$124,313	$—	$—
Trading securities held in a "rabbi trust"(1)	148	148

Total assets	$124,461	$124,461	$—	$—

Liabilities:
Restructuring accrual(2)	$1,797	$—	$—	$1,797
Deferred compensation accrual "rabbi trust"(3)	154	154	—	—

Total liabilities	$1,951	$154	$—	$1,797

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2009 (in thousands):

	Fair Value Measurements at December 31, 2009:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$133,583	$133,583	$—	$—

Liabilities:
Restructuring accrual(2)	$2,685	$—	$—	$2,685

(1)
—Trading securities held in a rabbi trust are included in Other long-term assets in the consolidated balance sheets (Note 19—Employee Retirement Plan).

(2)
—The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

(3)
—Non Qualified deferred compensation for rabbi trust is included in Other long-term liabilities in the consolidated balances sheets (Note 19—Employee Retirement Plan).

        The estimated fair value of our 3.75% Convertible Senior Notes due 2011 ("Senior Notes") outstanding at December 31, 2010 and 2009 was $33.2 million on a carrying value of $34.5 million and $53.6 million on a carrying value of $59.5 million, respectively. The fair value of the Senior Notes is a Level 2 fair value estimate as it was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

        In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the "NQDC Plan") for senior management (Note 19). Deferred compensation amounts are invested in mutual funds held in a "rabbi trust" and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification ("ASC") No. 320 "Investments—Debt and Equity Securities". The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $148,000 at December 31, 2010 and are included in Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2010.

Accounts receivable

        Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Allowance for doubtful accounts

        From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.0 million and $1.7 million at December 31, 2010 and 2009, respectively.

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2010 and2009, two banks held our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

        Prepaid inventories represents inventories paid for in advance of receipt. Prepaid inventories at December 31, 2010 and 2009 was $2.1 million and $2.9 million respectively.

Prepaids and other assets

        Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at December 31, 2010 and 2009 were $11.7 million and $10.3 million, respectively.

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

        Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Cost of goods sold—direct	$1,179	$1,264	$1,674
Technology	12,489	10,943	21,140
General and administrative	912	676	154

Total depreciation and amortization, including internal-use software and website development	$14,580	$12,883	$22,968

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

        During the years ended December 31, 2010 and 2009, we capitalized $8.2 million and $5.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $6.7 million and $6.0 million for those respective periods.

Leases

        We account for lease agreements as either operating or capital leases depending on certain defined criteria. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

defer the commencement date of required payments. Additionally, tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Treasury stock

        We account for treasury stock under the cost method and include treasury stock as a component of stockholders' equity (deficit).

Other long-term assets

        Other long-term assets include long-term prepaid expenses and deposits.

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. We did not record any impairment of long-lived assets during 2010, 2009 and 2008.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

        Goodwill is not amortized but is tested for impairment at least annually. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to the other assets and liabilities within the reporting unit based on fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

        We performed an evaluation of the goodwill associated with the reporting unit as of December 31, 2010, 2009 and 2008 and determined that no impairment charge should be recorded.

Revenue recognition

        We derive revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website, advertisement revenue derived from our cars and real estate listing

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

businesses, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 23 "Business Segments").

        Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and therefore recognized as revenue at the end of the period. The delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment.

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

Overstock.com, Inc.
Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

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

        Total revenues from our Auctions, Cars and Real Estate businesses were $2.9 million $2.1 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

International business

        We began selling products through our website to customers outside the United States in August 2008. As of December 31, 2010, we sell to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

        Total revenues from International sales were $9.4 million $5.1 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008 respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see "Co-branded credit card program" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer's Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

        We recognize revenue for Club O reward dollars when: (i) customers redeem their reward dollars as part of a purchase at our Website, (ii) reward dollars expire or (iii) the likelihood of reward dollars being redeemed by a customer is remote ("reward dollar breakage"). Due to the loyalty program's short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

Co-branded credit card revenue

        During the year ended December 31, 2009, we had a co-branded credit card agreement with a commercial bank, for the issuance of credit cards bearing the Overstock brand, under which the bank paid us fees for new accounts, renewed accounts and card usage. New and renewed account fees were recognized as revenues on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees were recognized as revenues as actual credit card usage occurred. Our co-branded credit card agreement with this bank terminated effective August 30, 2009.

        In March 2010, we entered into a co-branded credit card agreement with a different commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward dollars that customers will accrue from card usage and can use to make purchases on our Website (see "Club O loyalty program" above for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Deferred revenue

        Customer orders are recorded as deferred revenue prior to estimated delivery of products or services. We record amounts received for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we also sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue upon redemption. If a gift card is not redeemed, we recognize revenue when the likelihood of

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

        We inspect all returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our fulfillment partners have made an error, such as shipping the wrong product.

        If the return is not a result of a product defect or our or our fulfillment partners error and the customer initiates a return of an unopened item within 30 days of delivery, except for computers and electronics, we refund the full cost of the merchandise minus the original shipping charge and return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

        If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus the original shipping charge and return shipping fees.

        Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. The average actual returns as percentage of revenues for the years ended, December 31, 2010, 2009, and 2008 were 8.2%, 8.6% and 9.0%, respectively. The allowance for returns was $11.5 million and $11.9 million at December 31, 2010 and 2009, respectively.

Credit card chargeback allowance

        Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $125,000 and $139,000 at December 31, 2010 and 2009, respectively.

Cost of goods sold

        Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2010		2009		2008
Total net revenue	$1,089,873	100%	$876,769	100%	$829,850	100%

Cost of goods sold
Product costs and other cost of goods sold	842,064	78%	664,537	76%	638,368	77%
Fulfillment and related costs	58,169	5%	47,480	5%	47,246	6%

Total cost of goods sold	900,233	83%	712,017	81%	685,614	83%

Gross profit	$189,640	17%	$164,752	19%	$144,236	17%

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Advertising expense

        We expense the cost of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $53.2 million, $48.9 million and $52.8 million during the years ended December 31, 2010, 2009 and 2008, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $2.9 million and $1.6 million at December 31, 2010 and 2009, respectively.

Stock-based compensation

        We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, recipients of awards and historical experience. Actual results may differ substantially from these estimates (see Note 18 "Stock-Based Awards").

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

Restructuring

        Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of the contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses and related liability include the terms that may be negotiated to exit certain contractual obligations (see Note 3 "Restructuring Expense").

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

The effect on deferred tax assets and liabilities related to a change in tax rates is recognized in income in the period that includes the enactment date.

        Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and other relevant factors. At December 31, 2010 and 2009, we established a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Foreign currency translation

        For our former subsidiary located in Mexico, the subsidiary's local currency was considered its functional currency. As a result, all of the subsidiary's assets and liabilities were translated into U.S. dollars at exchange rates existing at the balance sheet dates, revenue and expenses were translated at weighted average exchange rates, and stockholders' equity was recorded at historical exchange rates. The resulting foreign currency translation adjustments were recorded as a separate component of stockholders' equity (deficit) in the consolidated balance sheets as part of accumulated other comprehensive income (loss). Transaction gains and losses were included in other income (expense) in the consolidated financial statements and were not significant for any period presented. The subsidiary located in Mexico ceased operations on October 24, 2008.

Earnings (loss) per share

        Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, restricted stock awards and convertible senior notes are included in the calculation of diluted earnings (loss) per common share to the extent such shares are dilutive.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31
	2010	2009	2008
Net income (loss)	$13,889	$7,747	$(11,006)

Deemed dividend related to redeemable common stock	(112)	(48)	(77)

Net income (loss) attributable to common shares	$13,777	$7,699	$(11,083)

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.60	$0.34	$(0.48)
Weighted average common shares outstanding—basic	23,019	22,821	22,901
Effect of dilutive securities:
Stock options and restricted stock awards	347	246	—
Convertible senior notes	—	—	—

Weighted average common shares outstanding—diluted	23,366	23,067	22,901
Net income (loss) attributable to common shares—diluted	$0.59	$0.33	$(0.48)

        The following shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2010	2009	2008
Stock options and restricted stock units	551	740	1,423
Convertible senior notes	454	787	885

Accounting pronouncements issued not yet adopted

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements to have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for annual reporting periods beginning after December 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING EXPENSE

        During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

        Restructuring liabilities along with charges (credits) to expense associated with the facilities consolidation and restructuring program are as follows as of December 31, 2010 (in thousands):

	Balance 12/31/2008	Accretion Expense	Net Cash Payments	Adjustments	Balance 12/31/2009	Accretion Expense	Net Cash Payments	Adjustments	Balance 12/31/2010
Lease and contract termination costs	$2,988	$285	$(522)	$(66)	$2,685	$240	$(559)	$(569)	$1,797

        We reversed $569,000 of lease termination costs liability during the year ended December 31, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into agreements with a sublessee to terminate their subleases and re-occupy a portion of the space previously ceased to be used by us, due to our growth and need for additional space. During the year ended December 31, 2009, we reversed $66,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

4. MARKETABLE SECURITIES

        Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity (deficit), net of any tax effect. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and recognized in the statement of operations.

        We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. We recorded an "other than temporary" impairment of marketable securities of $300,000 and realized losses of $34,000 during the year ended December 31, 2008. We had no marketable securities at December 31, 2010 and 2009.

        The components of realized losses on sales and impairment of marketable securities for the years ended December 31, 2010, 2009 and 2008 were (in thousands):

	December 31,
	2010	2009	2008
Net loss on sales of marketable securities	$—	$(48)	$(334)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

5. COMPREHENSIVE INCOME (LOSS)

        Our comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Net income (loss)	$13,889	$7,747	$(11,006)
Net unrealized gain on marketable securities	—	—	48
Reclassification adjustment included in net income (loss)	—	(48)	—
Cumulative translation adjustment	—	—	94

Comprehensive income (loss)	$13,889	$7,699	$(10,864)

6. ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2010	2009
Credit card receivables	$7,679	$5,949
Accounts receivable, other	7,929	7,421

	15,608	13,370
Less: allowance for doubtful accounts	(2,048)	(1,730)

Accounts receivable, net	$13,560	$11,640

7. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Product Inventory	$24,900	$15,357
Inventory in-transit	7,214	8,018

Total inventories	$32,114	$23,375

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

8. PREPAIDS AND OTHER ASSETS

        Prepaids and other assets consist of the following (in thousands):

	December 31,
	2010	2009
Prepaid maintenance	$5,446	$6,628
Prepaid marketing	2,722	2,255
Prepaid other	1,826	1,392
Investment in precious metals	1,657	—

Total prepaids and other assets	$11,651	$10,275

9. FIXED ASSETS

        Fixed assets consist of the following (in thousands):

	December 31,
	2010	2009
Computer hardware and software, including internal-use software and website development	$129,953	$113,315
Furniture and equipment	13,204	12,389
Leasehold improvements	5,206	3,820

	148,363	129,524
Less: accumulated depreciation and amortization	(120,563)	(108,906)

Total fixed assets	$27,800	$20,618

        Depreciation and amortization of property and equipment totaled $14.6 million, $12.9 million, and $23.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Fixed assets included assets under capital leases and finance obligations of $17.7 million and $1.7 million, and accumulated amortization related to assets under capital leases and finance obligations of $4.6 million and $335,000 at December 31, 2010 and 2009, respectively.

10. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following (in thousands):

	December 31,
	2010	2009
Prepaid expenses, long-term portion	$807	$577
Prepaid other	598	181

Total other long-term assets	$1,405	$758

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

11. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Allowance for returns	$11,525	$11,923
Accrued compensation and other related costs	8,279	13,094
Accounts payable accrual	7,626	4,893
Accrued freight	2,491	1,496
Accrued marketing expenses	2,484	3,588
Accrued professional expenses	1,877	903
Facility lease accruals	1,811	1,569
Accrued taxes	1,400	1,087
Credit card processing fee accrual	625	539
Inventory received but not invoiced	452	1,172
Short term portion of restructuring accrual (Note 3)	447	567
Other accrued expenses	1,734	2,465

Total accrued liabilities	$40,751	$43,296

12. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31,
	2010	2009
Payments owed or received prior to product delivery	$16,938	$15,566
Unredeemed gift cards	3,899	4,009
Club O membership fees and reward points	2,428	450
Other	762	640

Total deferred revenue	$24,027	$20,665

13. BORROWINGS

Wells Fargo Credit Agreement.

        We had a credit agreement (as amended to date, the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). The Credit Agreement provided a revolving line of credit to us of up to $30.0 million which we used primarily to obtain letters of credit to support inventory purchases. Interest on borrowings was payable monthly and accrued at either (i) 1.0% above LIBOR in effect on the first day of an applicable fixed rate term, or (ii) at a fluctuating rate per annum determined by the bank to be one half a percent (0.5%) above daily LIBOR in effect on each business day a change in daily LIBOR is announced by the bank.

        Borrowings and outstanding letters of credit under the Credit Agreement were required to be completely collateralized by cash balances held at Wells Fargo, and therefore the facility did not provide additional liquidity to us.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

        On December 23, 2009, we terminated our credit facility with Wells Fargo, subject to provisions relating to outstanding letters of credit issued by Wells Fargo for our account and other transitional provisions. On December 31, 2009, per the provisions relating to the outstanding letters of credit, the letters of credit issued by Wells Fargo expired and were replaced by $2.6 million of letters of credit issued by U.S. Bank National Association ("U.S. Bank") on behalf of the Company.

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

        On August 3, 2009, we terminated the WFRF Agreement.

Wells Fargo Commercial Purchasing Card Agreement

        We had a commercial purchasing card agreement (the "Prior Purchasing Card") with Wells Fargo that expired on January 1, 2010. We used the Prior Purchasing Card for business purpose purchasing and were required to pay it in full each month. We were required to maintain a cash balance of $1.4 million at Wells Fargo. as collateral for the Prior Purchasing Card, and these amounts are included in Restricted cash in the accompanying consolidated balance sheets, and therefore the facility did not provide additional liquidity to us. At December 31, 2009, $1.0 million was outstanding. No further amounts were available to the Purchasing Card as of December 31, 2009.

U.S. Bank Financing Agreements

        We entered into a Financing and Security Agreement dated December 22, 2009 (the "Financing Agreement") with U.S. Bank. The Financing Agreement replaced the former credit agreement with Wells Fargo.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011.

        Subject to certain interest rate floors and other exceptions, advances under the Financing Agreement bear interest at either (a) Libor plus 1% for cash-collateralized financing, including letters of credit, or (b) Libor plus 2.5% for non cash-collateralized advances. The default rate of interest is 2.0% per annum over the otherwise applicable interest rate. An unused line fee of 0.375% is payable monthly on the unused portion of the $10 million facility available for non cash-collateralized advances.

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

        No amounts were outstanding under the Financing Agreement at December 31, 2010 and 2009, and letters of credit totaling $2.4 million and $2.6 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

        On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the "Master Lease Agreement") with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group ("Lessor"), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the "IT Assets") to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. We also entered into two additional leases; whereby we leased $599,000 in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control where the Lessor sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor's parent. Payments on the Master Lease Agreement are due monthly. The

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

weighted average effective interest rate under the Master Lease Agreement is 6.25%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

        The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. "Total Fixed Charge Coverage" is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases on a trailing twelve-month basis).

        The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of December 31, 2010, we had $30.0 million in compensating cash balances held at U.S. Bank.

        Future principal payments of finance obligations are as follows (in thousands):

Payments due by period
2011	$3,922
2012	4,163
2013	4,431
2014	3,625
2015	—

$16,141

U.S. Bank Commercial Purchasing Card Agreement

        On December 16, 2009, we entered into a commercial purchasing card agreement (the "Purchasing Card") with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card. At December 31, 2009, no amount was outstanding and $5.0 million was available under the Purchasing Card.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

Capital leases

        We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2013.

        Software and equipment relating to the capital leases totaled $1.7 million at December 31, 2010 and 2009, with accumulated depreciation of $902,000 and $335,000, respectively. Depreciation expense of assets recorded under capital leases was $567,000 and $335,000 for the years ended December 31, 2010 and 2009, respectively.

        Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2011	$798
2012	116
2013	4

Total minimum lease payments	918
Less: amount representing interest	76

Present value of capital lease obligations	842
Less: current portion	729

Capital lease obligations, non-current	$113

3.75% Convertible Senior Notes

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $228,000, $331,000 and $334,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. BORROWINGS (Continued)

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

        Under our repurchase program discussed below, we retired $25.4 million of the Senior Notes during year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount. We retired a total $7.4 million of our Senior Notes during the year ended December 31, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million, net of $92,000 amortization of debt discount (see Note 17—"Stock and Debt Repurchase Program"). As of December 31, 2010 and 2009, a face amount of $34.6 million and $60.0 million of the Senior Notes remain outstanding with a carrying amount of $34.5 million and $59.5 million and $141,000 and $528,000 of debt discount, respectively.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes reducing the balance outstanding to a face amount of $24.5 million.

14. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

        Minimum future payments under all operating leases as of December 31, 2010, are as follows (in thousands):

Payments due by period
2011	$8,743
2012	8,221
2013	7,552
2014	7,750
2015	6,164
Thereafter	1,346

$39,776

        Rental expense for operating leases totaled $8.0 million, $7.5 million and $9.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated sublease income of $1.5 million is expected over the next five years of which $885,000 is anticipated to be received in the next 12 months.

Legal Proceedings

        From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property and other commercial matters related to the conduct and operation of our

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

        On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of "fails to deliver" creates significant downward pressure on the price of a company's stock and that the amount of "fails to deliver" has exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California's Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants' demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants' motion to strike our claims under California's Securities Anti-Fraud statute and defendants' motion to strike our common law punitive damages claims, but granted in part the defendants' motion to strike our claims under California's Unfair Business Practices Act, while allowing our claims for injunctive relief under California's Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. We elected not to pursue our claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, we amended our

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring the defendants to pay in the aggregate $4.5 million to plaintiffs. The other terms of settlement are confidential. Remaining defendants in the suit are Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., ("Goldman Defendants") Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation ("Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. The court has allowed the amendment, subject to later challenge. The New Jersey RICO statute allows for trebling of RICO-related actual damages proved at trial. Discovery in this case continues. A trial date has been set for December 5, 2011. We intend to continue to vigorously prosecute this action.

        On November 17, 2010 we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The nature of the loss contingencies relating to claims that have been asserted against us are described above. The suit is in its early stages, and we intend to vigorously defend this action.

        On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax "nexus" other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York's motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the Appellate Division of the New York Supreme Court upheld part of the lower court's ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We have filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court's ruling. The court has not yet ruled on the motion.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

The parties extended by agreement the time for defendants' answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the court accepted the proposed settlement. Various parties objecting to the settlement have appealed and their appeal is now pending. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

        On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio's Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants' motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department's determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $24,545 for the period July 1, 2009 through December 31, 2009 in September, 2010. We have filed protests to challenge the Department's Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation's Legal Division for administrative review and determination. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful, erroneous and are vigorously contesting the determination.

        On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges we failed to properly disclose our returns policy to her and that we improperly imposed a "restocking" charge on her return of a vacuum cleaner. We filed a motion to dismiss based upon assertions that our agreement with our customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, we asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss or transfer was denied, the court stating that our browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, we filed a Notice of Appeal of the court's ruling. The appeal was denied. On December 31, 2010 Hines filed an amended complaint. The amended complaint eliminated common law fraud claims and breach of contract claims and added claims for breach of Utah's consumer protection statute and various other state consumer protection statutes. The amended complaint also asks for an injunction. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. The suit is in discovery, and we intend to vigorously defend this action.

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

        On or about September 25, 2009 Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three Internet-related and search software patents. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its discovery stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On or about January 15, 2010 Nancy Davis LLC filed suit against us in the United States District Court in the Central District of California for trademark infringement for heart-shaped, peace sign jewelry. Certain third party vendors of such products sold to us we contractually obligated to indemnify us in this action. On November 3, 2010 we settled the action for a nominal amount. The case has been dismissed.

        On May 11, 2010 Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent claiming "a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific Internet search engine database regarding a particular WWW resource." We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On July 2, 2010 AdjustaCam LLC filed suit against us and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint and counterclaimed. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend the action and pursue our indemnification rights with our vendors.

        On August 4, 2010 EON Corp. IP Holdings, LLC filed suit against us and 16 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering a

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

system and method for communicating between local subscriber units and a local base station repeater cell in a two-way communication interactive video network. The complaint alleges that we participate in joint infringement, contribute to infringement or induce others to infringe the patent because we sell mobile devices which devices are enabled with infringing components or which perform processes which infringe the patent. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On September 10, 2010 Guildersleeve Holdings AG, LLC filed suit against us and 19 other defendants in the United States District Court in the Central District of California for infringement of a patent covering a system and method for updating "a database of metadata defining a predetermined plurality of viewer states in the manner claimed" in the patent suit. We resolved this matter by acquiring a license for a nominal payment and the case has been dismissed.

        On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee's complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2,300,000 and received in return transfers totaling at least $2,547,406. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

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

        We establish liabilities when a particular contingency is probable and estimable. We believe the $1.3 million accrued at December 31, 2010 in our consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the potential losses may exceed our accrued liabilities.

        We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

        We recognized a reduction in legal expenses of $4.5 million and $7.1 million during the years ended December 31, 2010 and 2009, respectively, related to the settlement of legal matters.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. INDEMNIFICATIONS AND GUARANTEES

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

16. STOCKHOLDERS' EQUITY

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2010.

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009. In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. We reclassified 17,763 shares or $260,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At December 31, 2010 and 2009, approximately 46,000 shares or $570,000 and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

16. STOCKHOLDERS' EQUITY (Continued)

65,000 shares or $744,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

17. STOCK AND DEBT REPURCHASE PROGRAM

        On February 17, 2009, the Board of Directors approved a debt repurchase program that authorized us to use up to $20.0 million in cash to repurchase a portion of our Senior Notes. On September 21, 2010, the Board of Directors approved a $15.0 million increase to our existing debt repurchase program. Under this repurchase program, we retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount. A portion of the Senior Notes retired during 2010, were purchased from a related party (See Note 22 "Related Party Transactions"). We retired $7.4 million of the Senior Notes during the year ended December 31, 2009 for $4.6 million in cash, resulting in a gain of $2.8 million on early extinguishment of debt, net of $92,000 of associated unamortized discount. As of December 31, 2010 and December 31, 2009, $34.5 million and $59.5 million of the Senior Notes, net of debt discount, remained outstanding, respectively.

        During the years ended December 31, 2010 and 2009, we withheld from vesting restricted stock awards a total of 63,404 and 36,081 shares of our common stock for $825,000 and $340,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

        On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. On February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes from a related party (See Note 22 "Related Party Transactions") reducing the balance outstanding to a face amount of $24.5 million.

18. STOCK-BASED AWARDS

Valuation Assumptions

        During the year ended December 31, 2008, total stock options granted to employees were 11,000 with estimated total grant-date fair values of $106,000. We did not grant any options during the years ended December 31, 2010 and 2009. During the years ended December 31, 2010, 2009 and 2008, we recorded stock-based compensation related to stock options of $1.6 million, $2.2 million and $3.3 million, respectively.

        The fair value for each stock option granted during the year ended December 31, 2008 was estimated at the date of grant using the Black Scholes Merton option-pricing model, assuming no dividends and the following assumptions.

December 31, 2008
Average risk-free interest rate	2.91%
Average expected life (in years)	6.3
Volatility	70.6%

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK-BASED AWARDS (Continued)

        Expected Volatility:    The fair value of stock based payments were valued using a volatility factor based on historical stock prices over the expected term.

        Expected Term:    For 2008 option grants, we elected to use the "simplified method" as discussed in Staff Accounting Bulletin ("SAB") No. 107, Share Based Payment ("SAB No. 107"), to develop an estimate of expected term. In December 2007, the SEC issued SAB No. 110, Certain Assumptions Used in Valuation Methods—Expected Term ("SAB No. 110"). According to SAB No. 110, under certain circumstances the SEC staff will continue to accept the use of the simplified method as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with ASC Topic 718, beyond December 31, 2007. We had no stock option grants in 2009 and 2010.

        Expected Dividend:    We have not paid any dividends and do not anticipate paying dividends in the foreseeable future.

        Risk-Free Interest Rate:    We base the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with remaining term equivalent to the expected term of the options.

        Estimated Pre-vesting Forfeitures:    When estimating forfeitures, we consider voluntary and involuntary termination behavior.

Stock Option Activity

        Our board of directors adopted the 2005 Equity Incentive Plan (the "Plan"), in April 2005. Under this Plan, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of December 31, 2010, 1.1 million shares of stock based awards are available for future grants under the 2005 Equity Incentive Plan. We settle stock option exercises with newly issued common shares. The following is a summary of stock option activity (in thousands, except per share data):

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	721	$20.29	974	$21.27	1,161	$20.48
Granted at fair value	—	—	—	—	11	14.14
Exercised	(90)	17.05	(2)	15.82	(112)	12.96
Expired/Forfeited	(135)	30.41	(251)	24.12	(86)	20.45

Outstanding—end of year	496	$18.09	721	$20.29	974	$21.27

Options exercisable at year-end	472	$18.08	543	$21.17	609	$23.18

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK-BASED AWARDS (Continued)

        The following table summarizes information about stock options as of December 31, 2010 (in thousands, except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Average Remaining Contract Life	Aggregate Intrinsic Value
$10.80 - $16.99	6	$13.56	6.74	$20	4	$14.43	6.64	$9
$17.08 - $17.58	406	17.11	6.00	—	389	17.11	5.99	—
$20.00 - $27.40	76	22.02	2.03	—	72	22.11	1.78	—
$34.65 - $35.85	8	34.81	6.82	—	7	34.81	6.82	—

	496	$18.09	5.41	$20	472	$18.08	5.36	$9

        Total unrecognized compensation costs related to nonvested stock option awards was approximately $239,000, $1.8 million and $4.2 million as of December 31, 2010, 2009 and 2008, respectively. These unrecognized compensation costs related to nonvested awards are expected to be recognized over the weighted average period of one year.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $16.48 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. There were 4,000 in-the-money options exercisable as of December 31, 2010.

        The weighted average exercise price of options granted during the year ended December 31, 2008 was $14.14 per share. We did not grant any options during the years ended December 31, 2010 and 2009. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $381,000, $2,000 and $364,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2010, 2009 and 2008 were approximately $1.5 million, $29,000 and $1.5 million, respectively. In connection with these exercises, there was no tax benefit realized due to our current net operating loss position.

Restricted Stock Unit Activity

        For the years ended December 31, 2010, 2009 and 2008, 302,000, 366,000 and 491,000 restricted stock units were granted, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized straight-line over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $13.17, $10.15 and $12.64, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. STOCK-BASED AWARDS (Continued)

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2010		2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	640	$11.35	449	$12.69	—	$—
Granted at fair value	302	13.17	366	10.15	491	12.64
Vested	(185)	11.52	(110)	12.64	—	—
Forfeited	(72)	11.50	(65)	11.55	(42)	12.13

Outstanding—end of year	685	$12.08	640	$11.35	449	$12.69

        The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2010, 2009 and 2008, we recorded stock based compensation related to restricted stock units of $3.5 million, $2.6 million and $1.4 million, respectively. Changes to the forfeiture rate are accounted for as a cumulative effect of change in the period of such change.

        At December 31, 2010, there were 685,000 restricted stock units that remained outstanding. On January 22, 2011, we granted 225,000 additional restricted stock units.

Performance Share Plan

        In January 2006, the Board of Directors and Compensation Committee adopted the Overstock.com Performance Share Plan (the "Plan") and approved grants to executive officers and certain employees. The Plan provided for a three-year period for the measurement of our attainment of the performance goal described in the form of grant.

        During the year ended December 31, 2008, we reversed the $1.0 million cumulative total of compensation expense accrued under the Plan as the Board determined no payments would be made under the Plan. The Plan expired December 31, 2008.

19. EMPLOYEE RETIREMENT PLAN

        We have a 401(k) defined contribution plan which permits participating employees to defer up to a maximum of 25% of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant's contributions to the plan. Beginning in 2006 through January 2008, our matching contributions were made in common stock issued from treasury. For the remainder of 2008, the matching contributions were made in cash. Our matching contributions for 2010 and 2009 were made in cash and common stock issued from treasury. Participant contributions are immediately vested. Our contributions vest based on the participant's years of service at 20% per year over five years. Our matching contribution totaled $770,000, $647,000 and $570,000 for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, discretionary contributions of $471,000 for 2010, $885,000 for 2009 and zero for 2008 were made to eligible participants as of the end of each respective calendar year.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

19. EMPLOYEE RETIREMENT PLAN (Continued)

        In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2010, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $148,000 while the NQDC Plan's liabilities totaled $154,000 at December 31, 2010. The assets and liabilities of the NQDC Plan were included in Other long-term assets and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan's assets were immaterial for the year ended December 31, 2010.

20. OTHER INCOME (EXPENSE), NET

        Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Gain from early retirement of 3.75% convertible senior notes	$346	$2,810	$2,849
Loss on settlement of notes receivable	—	—	(3,929)
Gift card breakage	909	343	—
Other	833	124	(366)

Total other income (expense), net	$2,088	$3,277	$(1,446)

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

21. INCOME TAXES

        The provision for income taxes consists of the following (in thousands):

	Years ended December 31,
	2010	2009
Current:
Federal	$226	$145
State	133	112

Total current	359	257
Deferred:
Federal	$—	$—
State	—	—

Total deferred	—	—

Total provision for income taxes	$359	$257

        The components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$66,241	$68,755
Temporary differences:
Accrued expenses	5,536	4,246
Reserves and other	6,369	5,667
Depreciation and amortization	(1,095)	1,577

	77,051	80,245
Valuation allowance	(77,051)	(80,245)

Net asset	$—	$—

        As a result of our history of losses, a valuation allowance has been provided for the full amount of our net deferred tax assets as we believe that it is more likely than not that these benefits will not be realized. We recorded a tax provision of $359,000 for the year ended December 31, 2010, for federal alternative minimum taxes and state taxes.

        At December 31, 2010 and 2009, we had U.S. federal net operating loss carry-forwards of approximately $166.7 million and $180.9 million and state net operating loss carry-forwards of approximately $150.7 million and $165.0 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes during the period we operated as a loss company before 2009. The result of having ownership changes under IRS Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our carry-forwards begin to expire in 2018.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

21. INCOME TAXES (Continued)

        The income tax provision differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2010	2009	2008
U.S. federal income tax (provision) benefit at statutory rate	$(4,940)	$(2,762)	$3,880
State income tax benefit (expense), net of federal expense	(86)	(112)	147
Stock based compensation expense	(484)	(781)	(1,491)
Other	(73)	(64)	(2,009)
Change in valuation allowance	5,224	3,462	(527)

Income tax provision	$(359)	$(257)	$—

        We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

        A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning balance	$112	$—	$—
Additions for tax positions related to the current year	—	112	—
Additions for tax positions taken in prior years	79	—	—

Ending balance	$191	$112	$—

        The interest and penalties accrued on tax contingencies as of December 31, 2010 and 2009 were $53,000 and $34,000, respectively. Tax years beginning in 2006 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

22. RELATED PARTY TRANSACTIONS

        On April 1, 2009, Mr. James V. Joyce resigned from his position as a member of the Board of Directors of the Company. Mr. Joyce's resignation was not the result of a disagreement with us on any matter relating to our operations, policies or practices. Mr. Joyce and the Company concurrently ended our consulting arrangement with Icent LLC, which is a management consulting company of which Mr. Joyce is the chief executive officer, and through which Mr. Joyce provided consulting services to us. In connection with the termination of the consulting arrangement, we accrued $1.25 million, which was paid to Mr. Joyce on April 1, 2009.

        On occasion, Haverford-Valley, L.C. (an entity owned by our Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

22. RELATED PARTY TRANSACTIONS (Continued)

related expenses incurred by our executives on company business. In 2010, 2009 and 2008 we reimbursed Haverford-Valley L.C. $139,000, $79,000, and $111,000, respectively, for these expenses.

        During 2010, we repurchased a portion of our Senior Notes held by Fairfax Financial Holdings Limited ("Fairfax") or an affiliate of Fairfax having an aggregate principal amount of $15.2 million for $15.0 million in cash. After the repurchase, Fairfax held Senior Notes having an aggregate principal amount of $21.7 million. Fairfax has beneficial ownership of more than 5% of our common stock. Subsequent to our repurchase of the Senior Notes from Fairfax, we appointed Mr. Samuel A. Mitchell to our Board. Mr. Mitchell is a Managing Director of Hamblin Watsa Investment Counsel, a wholly-owned subsidiary of Fairfax.

        On February 1, 2011, we repurchased a portion of our Senior Notes held by Chou Associates Management Inc. ("Chou") or an affiliate of Chou having an aggregate principal amount of $10.1 million for $10.1 million in cash. The repurchase was for 100% of Senior Notes that were held by Chou. Chou has beneficial ownership of more than 5% of our common stock.

23. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the years ended December 31, 2010, 2009 and 2008. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year ended December 31,
	Direct	Fulfillment partner	Total
2010
Revenue, net	$209,646	$880,227	$1,089,873
Cost of goods sold	187,124	713,109	900,233

Gross profit	$22,522	$167,118	$189,640
Operating expenses			(174,675)
Other income (expense), net			(717)
Provision for income taxes			(359)

Net income			$13,889

2009
Revenue, net	$150,901	$725,868	$876,769
Cost of goods sold	130,890	581,127	712,017

Gross profit	$20,011	$144,741	$164,752
Operating expenses			(156,725)
Other income (expense), net			(23)
Provision for income taxes			(257)

Net income			$7,747

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. BUSINESS SEGMENTS (Continued)

	Year ended December 31,
	Direct	Fulfillment partner	Total
2008
Revenue, net	$173,687	$656,163	$829,850
Cost of goods sold	153,967	531,647	685,614

Gross profit	$19,720	$124,516	$144,236
Operating expenses			(153,394)
Other income (expense), net			(1,848)

Net loss			$(11,006)

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

        For the years ended December 31, 2010, 2009 and 2008, over 99% of sales were made to customers in the United States of America. At December 31, 2010 and December 31, 2009, all of our fixed assets were located in the United States of America.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

24. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2010. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$50,568	$42,382	$47,508	$69,188	$34,882	$28,685	$32,281	$55,053
Fulfillment partner	213,762	188,871	197,912	279,682	150,847	146,213	161,502	267,306

Total net revenue	264,330	231,253	245,420	348,870	185,729	174,898	193,783	322,359

Cost of goods sold
Direct	43,584	37,434	43,174	62,932	30,397	23,532	28,471	48,490
Fulfillment partner	173,475	152,240	160,868	226,526	119,201	115,079	128,000	218,847

Total cost of goods sold	217,059	189,674	204,042	289,458	149,598	138,611	156,471	267,337

Gross profit	47,271	41,579	41,378	59,412	36,131	36,287	37,312	55,022

Operating expenses:
Sales and marketing	14,279	14,179	15,626	17,250	13,587	11,162	12,222	18,578
Technology	13,948	14,178	14,186	15,948	13,591	12,708	12,499	13,538
General and administrative	14,906	14,503	14,742	11,499	13,834	12,326	13,288	9,458
Restructuring	(136)	—	—	(433)	—	(66)	—	—

Total operating expenses	42,997	42,860	44,554	44,264	41,012	36,130	38,009	41,574

Operating income (loss)	4,274	(1,281)	(3,176)	15,148	(4,881)	157	(697)	13,448
Interest income	16	40	55	46	123	27	11	9
Interest expense	(802)	(760)	(668)	(732)	(922)	(808)	(977)	(763)
Other income (expense), net	371	652	387	678	1,736	954	297	290

Net income (loss) before income taxes	3,859	(1,349)	(3,402)	15,140	(3,944)	330	(1,366)	12,984

(Provision) benefit for income taxes	(129)	7	44	(281)	—	—	—	(257)

Net income (loss)	$3,730	$(1,342)	$(3,358)	$14,859	$(3,944)	$330	$(1,366)	$12,727

Deemed dividend related to redeemable common stock	(14)	(63)	(23)	(12)	(11)	(11)	(13)	(13)
Net income (loss) attributable to common shares	$3,716	$(1,405)	$(3,381)	$14,847	$(3,955)	$319	$(1,379)	$12,714

Net income (loss) per common share—basic:
Net income (loss) per share—basic	$0.16	$(0.06)	$(0.15)	$0.64	$(0.17)	$0.01	$(0.06)	$0.56
Weighted average common shares outstanding—basic	22,941	23,013	23,060	23,060	22,803	22,817	22,824	22,838
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$0.16	$(0.06)	$(0.15)	$0.63	$(0.17)	$0.01	$(0.06)	$0.55
Weighted average common shares outstanding—diluted	23,243	23,013	23,060	23,466	22,803	23,049	22,824	23,272

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2010
Deferred tax valuation allowance	$80,245	$—	$3,194	$77,051
Allowance for sales returns	11,923	88,473	88,871	11,525
Allowance for doubtful accounts	1,730	780	462	2,048
Year ended December 31, 2009
Deferred tax valuation allowance	$86,443	$—	$6,198	$80,245
Allowance for sales returns	16,233	70,994	75,304	11,923
Allowance for doubtful accounts	1,594	265	129	1,730
Year ended December 31, 2008
Deferred tax valuation allowance	$85,916	$527	$—	$86,443
Allowance for sales returns	24,326	66,522	74,615	16,233
Allowance for doubtful accounts	2,477	550	1,433	1,594

S-1