Form 10-Q
period 2011-03-31
OVERSTOCK.COM, INC
filed 2011-04-28
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

There were 23,251,125 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 18, 2011.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,276	$124,021
Restricted cash	2,383	2,542
Accounts receivable, net	7,881	13,560
Inventories, net	20,163	32,114
Prepaid inventories, net	1,786	2,082
Prepaids and other assets	10,757	11,651
Total current assets	143,246	185,970
Fixed assets, net	26,120	27,800
Goodwill	2,784	2,784
Other long-term assets, net	1,071	1,405
Total assets	$173,221	$217,959
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,138	$67,311
Accrued liabilities	37,492	40,751
Deferred revenue	22,119	24,027
Convertible senior notes, net of debt discount - $70 and $ 141	24,435	34,484
Finance obligations, current	4,177	3,922
Capital lease obligations, current	736	729
Total current liabilities	128,097	171,224
Capital lease obligations, non-current	34	113
Finance obligations, non-current	11,848	12,219
Other long-term liabilities	3,171	3,175
Total liabilities	143,150	186,731

Commitments and contingencies (Note 5)
Redeemable common stock, $0.0001 par value:
Outstanding - 31 and 46	396	570
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,180 and 25,877
Outstanding shares - 23,221 and 23,015	2	2
Additional paid-in capital	350,797	349,747
Accumulated deficit	(242,771)	(242,327)
Treasury stock:
Shares at cost - 2,959 and 2,862	(78,353)	(76,764)
Total stockholders’ equity	29,675	30,658
Total liabilities and stockholders’ equity	$173,221	$217,959

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2011	2010
Revenue, net
Direct	$48,161	$50,568
Fulfillment partner	217,309	213,762
Total net revenue	265,470	264,330
Cost of goods sold
Direct(1)	43,030	43,584
Fulfillment partner	172,356	173,475
Total cost of goods sold	215,386	217,059
Gross profit	50,084	47,271
Operating expenses:
Sales and marketing(1)	15,425	14,279
Technology(1)	16,660	13,948
General and administrative(1)	17,986	14,906
Restructuring	—	(136)
Total operating expenses	50,071	42,997
Operating income	13	4,274
Interest income	52	16
Interest expense	(676)	(802)
Other income, net	189	371
Income (loss) before income taxes	(422)	3,859
Provision for income taxes	(22)	(129)
Net income (loss)	$(444)	$3,730
Deemed dividend related to redeemable common stock	(10)	(14)
Net income (loss) attributable to common shares	$(454)	$3,716
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.02)	$0.16
Weighted average common shares outstanding—basic	23,215	22,941
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.02)	$0.16
Weighted average common shares outstanding—diluted	23,215	23,243

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$42	$49
Sales and marketing	106	149
Technology	189	252
General and administrative	539	765
Total	$876	$1,215

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$30,658
Stock-based compensation to employees and directors	—	—	876	—	—	—	876
Common stock issued upon vesting of restricted stock	288	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	97	(1,589)	(1,589)
Lapse of rescission rights of redeemable common stock (Note 9)	15	—	184	—	—	—	184
Deemed dividend related to redeemable common stock (Note 9)	—	—	(10)	—	—	—	(10)
Net loss	—	—	—	(444)	—	—	(444)
Balance at March 31, 2011	26,180	$2	$350,797	$(242,771)	2,959	$(78,353)	$29,675

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(444)	$3,730	$9,715	$15,421
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,999	3,094	15,485	11,990
Realized loss on marketable securities	—	—	—	8
Stock-based compensation to employees and directors	876	1,215	4,717	4,801
Amortization of debt discount	34	103	322	360
(Gain) loss from early extinguishment of debt	27	—	(319)	(884)
Restructuring reversals	—	(136)	(433)	(202)
Changes in operating assets and liabilities:
Restricted cash	159	1,385	646	1,256
Accounts receivable, net	5,679	3,229	530	1,082
Inventories, net	11,951	3,734	(522)	(3,569)
Prepaid inventories, net	296	(591)	1,684	(2,069)
Prepaids and other assets	1,119	1,381	106	1,461
Other long-term assets, net	290	(1,026)	1,101	(430)
Accounts payable	(28,029)	(38,068)	724	9,767
Accrued liabilities	(3,307)	(6,637)	755	2,995
Deferred revenue	(1,908)	530	924	3,354
Other long-term liabilities	30	(109)	(175)	(360)
Net cash provided by (used in) operating activities	(9,228)	(28,166)	35,260	44,981
Cash flows from investing activities:
Purchases of marketable securities	(39)	(30)	(145)	(39)
Purchases of intangible assets	—	—	(396)	—
Investment in precious metals	—	—	(1,657)	—
Expenditures for fixed assets, including internal-use software and website development	(1,676)	(4,466)	(17,721)	(10,005)
Net cash used in investing activities	(1,715)	(4,496)	(19,919)	(10,044)
Cash flows from financing activities:
Payments on capital lease obligations	(72)	(53)	(509)	(401)
Capitalized financing costs	—	—	—	(245)
Proceeds from finance obligations	—	—	16,383	—
Payments on finance obligations	(979)	—	(1,820)	—
Paydown on direct financing arrangement	(52)	(48)	(201)	(213)
Payments to retire convertible senior notes	(10,110)	—	(34,975)	(1,587)
Purchase of redeemable stock	—	—	(26)	—
Purchase of treasury stock	(1,589)	(792)	(1,622)	(805)
Exercise of stock options	—	—	1,503	29
Net cash used in financing activities	(12,802)	(893)	(21,267)	(3,222)
Net increase (decrease) in cash and cash equivalents	(23,745)	(33,555)	(5,926)	31,715
Cash and cash equivalents, beginning of period	124,021	139,757	106,202	74,487
Cash and cash equivalents, end of period	$100,276	$106,202	$100,276	$106,202
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$376	$72	$2,838	$2,870
Taxes paid	260	145	302	145
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$76	$4,847	$(3,976)	$4,847
Equipment acquired under finance obligations	545	—	1,144	—
Equipment and software acquired under capital lease obligations	—	—	6	1,632
Issuance of redeemable common stock	—	—	—	202
Lapse of rescission rights of redeemable stock	184	—	444	182
Issuance of common stock from treasury for 401(k) matching contribution	—	87	—	441

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of March 31, 2011 and December 31, 2010 were $74.4 million and $121.8 million, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At March 31, 2011 and December 31, 2010, restricted cash was $2.4 million and $2.5 million, respectively, and was held primarily in money market accounts.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$76,792	$76,792	$—	$—
Trading securities held in a “rabbi trust” (1)	192	192
Total assets	$76,984	$76,984	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	198	198	—	—
Total liabilities	$198	$198	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$124,313	$124,313	$—	$—
Trading securities held in a “rabbi trust” (1)	148	148
Total assets	$124,461	$124,461	$—	$—
Liabilities:
Restructuring accrual (2)	$1,797	$—	$—	$1,797
Deferred compensation accrual “rabbi trust” (3)	154	154	—	—
Total liabilities	$1,951	$154	$—	$1,797

(1) — Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets (Note 11).

(2) — The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the Level 3 roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

(3) — Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets (Note 11—Employee Retirement Plan).

The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at March 31, 2011 and December 31, 2010 was $23.9 million on a carrying value of $24.4 million and $33.2 million on a carrying value of $34.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 11). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $192,000 at March 31, 2011 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three months ended March 31, 2011.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.2 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2011 and December 31, 2010, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and receivables. We invest our cash primarily in money market securities which are uninsured.

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

Prepaid inventories, net

Prepaid inventories represents inventories paid for in advance of receipt. Prepaid inventories at March 31, 2011 and December 31, 2010 were $1.8 million and $2.1 million, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at March 31, 2011 and December 31, 2010 were $10.8 million and $11.7 million, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Cost of goods sold - direct	$229	$338
Technology	3,481	2,581
General and administrative	289	175
Total depreciation and amortization, including internal-use software and website development	$3,999	$3,094

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

During the three months ended March 31, 2011 and 2010, we capitalized $1.9 million and $1.9 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.8 million and $1.5 million for those respective periods.

Revenue recognition

We derive revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab of our Website, advertisement revenue derived from our cars and real estate listing businesses, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 10—“Business Segments”).

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

Total revenues from our Auctions, Cars and Real Estate businesses were $511,000 and $665,000 for the three months ended March 31, 2011 and 2010, respectively.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of March 31, 2011, we were offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Total revenues from International sales were $2.2 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-branded credit card program” below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer’s Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Co-branded credit card program

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

If the return is not a result of a product defect or our fulfillment partners’ error and the customer initiates a return of an unopened item within 30 days of delivery, for most products we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus the original shipping charge and actual return shipping fees.

Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. The allowance for returns was $6.3 million and $11.5 million at March 31, 2011 and December 31, 2010, respectively. The decrease in the sales returns reserve at March 31, 2011 compared to December 31, 2010 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $86,000 and $125,000 at March 31, 2011 and December 31, 2010, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2011		2010
Total net revenue	$265,470	100%	$264,330	100%
Cost of goods sold
Product costs and other cost of goods sold	201,260	76%	202,874	77%
Fulfillment and related costs	14,126	5%	14,185	5%
Total cost of goods sold	215,386	81%	217,059	82%
Gross profit	$50,084	19%	$47,271	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the

Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $12.9 million and $12.3 million during the three months ended March 31, 2011 and 2010, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $2.0 million and $2.9 million at March 31, 2011 and December 31, 2010, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 8—“Stock-Based Awards”).

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and other relevant factors. At March 31, 2011 and December 31, 2010, we established a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Comprehensive income (loss)

We had no items of comprehensive income or loss for the three months ended March 31, 2011 and 2010. Accordingly, net income or loss for these periods is the same as comprehensive income or loss.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Net income (loss)	$(444)	$3,730
Deemed dividend related to redeemable common stock	(10)	(14)
Net income (loss) attributable to common shares	$(454)	$3,716
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.02)	$0.16
Weighted average common shares outstanding—basic	23,215	22,941
Effect of dilutive securities:
Stock options and restricted stock awards	—	302
Convertible senior notes	—	—
Weighted average common shares outstanding—diluted	23,215	23,243
Net income (loss) attributable to common shares—diluted	$(0.02)	$0.16

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2011	2010
Stock options and restricted stock awards	1,099	677
Convertible senior notes	321	787

Accounting pronouncements adopted

We adopted ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, on January 1, 2011. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for annual reporting periods after December 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Accounting pronouncements issued not yet adopted

There have been no new accounting pronouncements issued during the three months ended March 31, 2011 that we anticipate will have a significant impact on our consolidated financial statements or notes thereto.

3. RESTRUCTURING EXPENSE

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges (credits) to expense associated with the facilities consolidation and restructuring program are as follows as of March 31, 2011 (in thousands):

	Balance 12/31/2010	Accretion Expense	Net Cash Payments	Balance 3/31/2011
Lease and contract termination	$1,797	$44	$(115)	$1,726

There were no restructuring charges or reversals during the three months ended March 31, 2011. We reversed $136,000 of lease termination costs liability during the three months ended March 31, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and re-occupy a portion of the space previously abandoned, due to our growth and need for additional space.

4. BORROWINGS

U.S. Bank Financing Agreements

We entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank.

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

No amounts were outstanding under the Financing Agreement at March 31, 2011 and December 31, 2010, and letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we also entered into five additional leases; whereby we leased $1.5 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.28%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases, excluding principal payments made for retirements of

Senior Notes, on a trailing twelve-month basis).

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of March 31, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

Fixed assets included assets under finance obligations of $16.5 million and $16.0 million and accumulated depreciation of $5.1 million and $3.7 million at March 31, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under finance obligations was $1.4 million and zero for the three months ended March 31, 2011 and 2010, respectively.

Future principal payments of finance obligations are as follows (in thousands):

Payments due by period
2011 (remainder)	$3,110
2012	4,369
2013	4,652
2014	3,862
2015	32
$16,025

U.S. Bank Commercial Purchasing Card Agreement

On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2011, $2.1 million was outstanding and $2.9 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Capital leases

We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2014.

Fixed assets included assets under capital leases of $1.7 million and accumulated depreciation of $1.0 million and $902,000, at March 31, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under capital leases was $145,000 million for the three months ended March 31, 2011 and 2010.

Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2011 (remainder)	$697
2012	116
2013	3
Total minimum lease payments	816
Less: amount representing interest	46
Present value of capital lease obligations	770
Less: current portion	736
Capital lease obligations, non-current	$34

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $33,000 and $68,000 during the three months ended March 31, 2011 and 2010, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 321,000 shares in aggregate at March 31, 2011(subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, and certain fundamental changes in our ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

At present we do not have any plan to redeem the outstanding Senior Notes in accordance with their redemption provisions but we may acquire additional Senior Notes in future open market or privately negotiated purchases. To the extent the Senior Notes remain outstanding at maturity; we intend to pay them at maturity either with proceeds from operations or from financing activities.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2011, are as follows (in thousands):

Payments due by period
2011 (remainder)	$6,515
2012	8,224
2013	7,556
2014	7,754
2015	6,168
Thereafter	1,347
$37,564

Rental expense for operating leases totaled $2.0 million and $2.0 million for the three months ended March 31, 2011 and 2010, respectively. Estimated sublease income of $744,000 is expected over the next five years of which $200,000 is anticipated to be received in the next 12 months.

Legal Proceedings

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike our claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike our common law punitive damages claims, but granted in part the defendants’ motion to strike our claims under California’s Unfair Business Practices Act, while allowing our claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank has purchased its investment banking and trading business. We elected not to pursue our claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, we amended our complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring the defendants to pay in the aggregate $4.5 million to plaintiffs. The other terms of settlement are confidential. Remaining defendants in the suit are Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. The court has allowed the amendment, and defendants have challenged the claim by filing a demurrer. The court has not ruled on defendants’ demurrer. The New Jersey RICO statute allows for trebling of RICO-related actual damages proved at trial. Discovery in this case continues. A trial date has been set for December 5, 2011. We intend to continue to vigorously prosecute this action.

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

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the Appellate Division of the New York Supreme Court upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We are proceeding in the trial court with our claims that the law is unconstitutional as applied. We intend to vigorously prosecute this action.

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

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $49,193 as of June 30, 2010. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful, erroneous and are vigorously contesting the determination.

On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges we failed to properly disclose our returns policy to her and that we improperly imposed a “restocking” charge on her return of a vacuum cleaner. We filed a motion to dismiss based upon assertions that our agreement with our customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, we asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009 the motion to dismiss or transfer was denied, the court stating that our browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, we filed a Notice of Appeal of the court’s ruling. The appeal was denied. On December 31, 2010 Hines filed an amended complaint. The amended complaint eliminated common law fraud claims and breach of contract claims and added claims for breach of Utah’s consumer protection statute and various other state consumer protection statutes. The amended complaint also asks for an injunction. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. The suit is in final discovery stages. We filed motions to dismiss and to decertify the class. The court has not ruled on these motions. We intend to vigorously defend this action.

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three Internet-related and search software patents. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its discovery stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On May 11, 2010, Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent claiming “a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific Internet search engine database regarding a particular WWW resource.” We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

On July 2, 2010, AdjustaCam LLC filed suit against us and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint and counterclaimed. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend the action and pursue our indemnification rights with our vendors.

On August 4, 2010, EON Corp. IP Holdings, LLC filed suit against us and 16 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering a system and method for communicating between local subscriber units and a local base station repeater cell in a two-way communication interactive video network. The complaint alleges that we participate in joint infringement, contribute to infringement or induce others to infringe the patent because we sell mobile devices which devices are enabled with infringing components or which perform processes which infringe the patent. We believe that if called upon to defend the action, certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On April 4, 2011, Walker Digital, LLC filed suit against us and 24 other defendants in the United States District Court for the District of Delaware infringement of a patent covering a system of providing to purchasers a substitution recommendation for goods offered for purchase on a website. We believe that if called upon to defend the action, certain third party vendors are contractually obligated to indemnify us in this action. We have not yet answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

We establish liabilities when a particular contingency is probable and estimable. We believe the $1.3 million accrued at March 31, 2011 in our consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the potential losses may exceed our accrued liabilities.

We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

6. INDEMNIFICATIONS AND GUARANTEES

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

7. STOCK AND DEBT REPURCHASE PROGRAM

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we were authorized to repurchase up to $15 million of our outstanding Senior Notes. Under this repurchase program, during the three months ended March 31, 2011 we retired $10.1 million of our outstanding Senior Notes held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of Senior Notes that were held by Chou. Chou is the beneficial owner of more than 5% of our common stock. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, $24.4 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended March 31, 2011 and 2010, we withheld from vesting restricted stock awards a total of 97,000 and 62,000 shares of our common stock for $1.6 million and $792,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Stock options	$150	$465
Restricted stock awards	726	750
Total stock-based compensation expense	$876	$1,215

Restricted stock awards

During the three months ended March 31, 2011, the Compensation Committee of the Board of Directors approved grants of 225,000 restricted stock awards to our officers and employees. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2011, there were 612,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2011 was $15.87.

The following table summarizes restricted stock award activity during the three months ended March 31, 2011 (in thousands):

	Three months ended March, 31 2011
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	685	$12.08
Granted at fair value	225	15.87
Vested	(288)	11.48
Forfeited	(10)	12.19
Outstanding—end of period	612	$13.79

9. REDEEMABLE COMMON STOCK

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

During the three months ended March 31, 2011, we reclassified 15,214 shares or $184,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At March 31, 2011 and December 31, 2010, approximately 31,000 shares or $396,000 and 46,000 shares or $570,000 of our common stock including interest were classified outside stockholders’ equity, respectively.

10. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2011 and 2010. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	Direct	Fulfillment partner	Total
2011
Revenue, net	$48,161	$217,309	$265,470
Cost of goods sold	43,030	172,356	215,386
Gross profit	$5,131	$44,953	$50,084
Operating expenses			(50,071)
Other income (expense), net			(435)
Provision for income taxes			(22)
Net loss			$(444)

2010
Revenue, net	$50,568	$213,762	$264,330
Cost of goods sold	43,584	173,475	217,059
Gross profit	$6,984	$40,287	$47,271
Operating expenses			(42,997)
Other income (expense), net			(415)
Provision for income taxes			(129)
Net income			$3,730

The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our leased warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

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

For the three months ended March 31, 2011 and 2010, over 99% of sales were made to customers in the United States of America. At March 31, 2011 and December 31, 2010, all of our fixed assets were located in the United States of America.

11. EMPLOYEE RETIREMENT PLAN

In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time the Company contribution is made. As of March 31, 2011, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust’s assets totaled $192,000, while the NQDC Plan’s liabilities totaled $198,000 at March 31, 2011. The assets and liabilities of the NQDC Plan were included in Other current and long-term assets, Accrued liabilities and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan’s assets were immaterial for the three months ended March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in our Annual Report on Form 10-K for the year ended December 31, 2010, including those described in Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Overview

We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products through our Internet websites located at www.overstock.com and www.o.co (“Website”). We also operate as part of our Website an online auctions business—a marketplace for the buying and selling of goods and services—and online sites for listing cars and real estate for sale. In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Although our four websites are located at different domain addresses, the technology and equipment and processes supporting the Overstock.com Website and the process of order fulfillment described herein are the same for all four websites.

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

Our Business

                We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. We currently offer approximately 209,000 non-BMMG products in 19 major departments, and approximately 743,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made indirectly to international customers. During the three months ended March 31, 2011 and 2010 no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. Our warehouses generally ship between 8,000 and 10,000 orders per day and up to approximately 25,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 1,700 third parties who supply approximately 203,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of March 31, 2011, we were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended March 31, 2011 (in thousands):

	Three months ended March 31, 2011
Change in the	Increase	Increase
Estimate of Average	(Decrease)	(Decrease)
Transit Times (Days)	Revenue	Net Income
2	$(8,195)	$(1,529)
1	$(5,466)	$(1,028)
As reported	As reported	As reported
-1	$4,604	$849
-2	$7,505	$1,374

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of March 31, 2011, we

were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-branded credit card program” below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customers Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Co-branded credit card program

In March 2010, we entered into a co-branded credit card agreement with a different commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See “Club O loyalty program” above for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

If the return is not a result of a product defect or our fulfillment partners’ error and our customer initiates a return of an unopened item within 30 days of delivery,  for most products we refund the full cost of the merchandise minus the original shipping charge and return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus the original shipping charge and return shipping fees.

Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates. The allowance for returns was $6.3 million and $11.5 million at March 31, 2011 and December 2010, respectively. The decrease in the sales returns reserve at March 31, 2011 compared to December 31, 2010 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $86,000 and $125,000 at March 31, 2011 and December 31, 2010, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $2.2 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively.

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

Accounting for income taxes

We are subject to taxation from federal and state jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. As of March 31, 2011, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of March 31, 2011 and December 31, 2010, we have recorded a full valuation allowance of $77.5 million and $77.1 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carryforwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2011, and the year ended December 31, 2010.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at March 31, 2011 and December 31, 2010.

There were no impairments to goodwill recorded during the three months ended March 31, 2011, and the year ended December 31, 2010.

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

Accounting pronouncements adopted

We adopted ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, on January 1, 2011. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for annual reporting periods after December 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Accounting pronouncements issued not yet adopted

There have been no new accounting pronouncements issued during the three months ended March 31, 2011that we anticipate will have a significant impact on our consolidated financial statements or notes thereto.

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

The key factors that affected financial results for the quarter ended March 31, 2011 were flat revenues, higher gross margin, increased marketing expenditures to mitigate the negative impact of the Google penalty and higher marketing, technology and G&A expenses due to increases in personnel related expenses that are growing faster than contribution.

Revenue in Q1 2011 increased by $1.1 million, or less than 1% compared to Q1 2010 when revenue growth was 42%. Pricing initiatives, which were a key driver of strong revenue growth last year, have largely been realized and did not have a significant impact on revenue growth this quarter. In addition, we estimate that our revenues were adversely impacted from February 22, 2011 through April 21, 2011while the Google penalty was in place. We were able to offset some of the negative impact to revenue by increasing expenditures in other marketing channels, though at higher marketing costs.

Revenue from our direct business decreased by approximately 5% and our fulfillment partner business increased by approximately 2%. The direct business was 18% of total revenue in Q1 2011 compared to 19% in 2010, and our fulfillment partner business increased from 81% to 82% of our total revenue.

As previously disclosed, on February 22, 2011, Google Inc. notified us that it was penalizing us in our natural search results for noncompliance with some of Google’s natural search guidelines. As a result, we dropped significantly in some Google natural search result rankings. We have made the appropriate changes to conform to Google’s guidelines. On April 21, 2011 Google ended its penalization of our natural search results. During the penalty period, we believe we experienced an approximately 5% negative impact on our revenue.

While revenue growth was flat, gross profit increased by 6%, due primarily to a sales mix shift away from lower margin categories, particularly BMMG and consumer electronics, and into home and garden, which tends to be more profitable. Total gross margin increased by 100 basis points (“bps”) to 18.9% and fulfillment partner gross margins increased 185 bps to 20.7% due primarily to sales mix shift as well as supply chain efficiencies. Direct gross margins fell by 315 bps to 10.7% due primarily to promotions to sell seasonal merchandise during the quarter.

Sales and marketing expense as a percentage of revenue in Q1 2011 increased by 40 bps to 5.8% due primarily to increased expenditures for online marketing campaigns in order to compensate for the loss of natural search due to the Google penalty. During the Google penalty period, we spent more on expensive and less efficient marketing channels in an effort to offset lost revenues due to the penalty. Contribution margin was 13.1% for Q1 2011, which is within a range we consider appropriate.

In April 2011, we cut marketing ties with our marketing affiliates in states that require out-of-state retailers to collect sales tax simply for having marketing affiliates in those states. We are allocating the money we would normally pay those marketing affiliates, and using it to reward our best customers (customers who have spent more than $300 on our site in the past year) in those states by providing them a free Club O membership along with 10 Club O reward dollars. There are approximately 173,000 customers meeting that description as of April 15, 2011. We believe the potential maximum impact to our future operating results is $1.7 million as customers use their reward dollars as discounts on their future purchases.

Due to significant capital expenditures and staffing growth throughout 2010, and continued capital expenditures and hiring, primarily in IT related projects and personnel in Q1 2011, technology and general and administrative (“G&A”) expenses grew at a faster rate than contribution. Contribution growth was 5%, while combined technology and G&A expenses increased by 20%. Despite this, we intend to continue managing the business by focusing on contribution growth while controlling expenses and balancing long term value creation.

The result of flat revenue growth, modest contribution growth and rising technology and G&A expenses was a net loss of $444,000 for the quarter, a decrease of $4.2 million compared to Q1 2010.

We ended the quarter with over $100 million in cash and cash equivalents. Inventory compared to the end of 2010 was lower by $12.0 million; due in part to promotions on seasonal merchandise, and working capital was $15.1 million as of March 31, 2011compared to $14.7 million as of December 31, 2010.

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program, and on February 7, 2011, we retired an additional $10.1 million of our outstanding Senior Notes, reducing the balance outstanding to $24.4 million, net of discount. As of March 31, 2011, we were authorized to repurchase approximately $5 million of our remaining Senior Notes.

On a trailing twelve month basis, we experienced a $17.4 million year-over-year decrease in free cash flow (See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities), from $35.0 million in Q1 2010 to $17.5 million this quarter. This was due primarily to $7.7 million of incremental capital expenditures during the last twelve months compared to the twelve month period ending Q1 2010 and to a $9.7 million decrease in operating cash flow.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2011	2010
	(as a percentage of total revenue)
Revenue, net
Direct	18.1%	19.1%
Fulfillment partner	81.9	80.9
Total net revenue	100.0	100.0
Cost of goods sold
Direct	16.2	16.5
Fulfillment partner	64.9	65.6
Total cost of goods sold	81.1	82.1
Gross profit	18.9	17.9
Operating expenses:
Sales and marketing	5.8	5.4
Technology	6.3	5.3
General and administrative	6.8	5.6
Restructuring	—	—
Total operating expenses	18.9	16.3
Operating income	—	1.6
Interest income	—	0.0
Interest expense	(0.3)	(0.3)
Other income, net	0.1	0.1
Net income (loss) before income taxes	(0.2)	1.4
Provision for income taxes	—	—
Net income (loss)	(0.2)%	1.4%

Comparisons of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

Revenue

Total net revenue increased 0.4% to $265.5 million for the three months ended March 31, 2011, from $264.3 million for the three months ended March 31, 2010.

Direct revenue decreased 4.8% to $48.2 million for the three months ended March 31, 2011, from $50.6 million for the three months ended March 31, 2010. Fulfillment partner revenue increased 1.7% to $217.3 million for the three months ended March 31, 2011, from $213.8 million for the three months ended March 31, 2010.

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

Total revenues from Auctions, Cars and Real Estate businesses were $511,000 and $665,000 for the three months ended March 31, 2011 and 2010, respectively and are included in fulfillment partner revenue.

Total revenues from International sales were $2.2 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively.

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

Gross margins for the past five quarterly periods and fiscal year ending 2010 were:

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010	Q1 2011
Direct	13.8%	11.7%	9.1%	9.0%	10.7%	10.7%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%	20.7%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%	18.9%

Direct Gross Profit and Gross Margin—Gross profit for our direct business decreased 26.5% to $5.1 million for the three months ended March 31, 2011, from $7.0 million for the same period in 2010. Gross margin for the direct business decreased to 10.7% for the three months ended March 31, 2011, from 13.8% for the same period in 2010. The decrease in gross margin for the three months ended March 31, 2011 is primarily due to promotions to sell seasonal merchandise along with higher returns costs, partially offset by a shift in product mix from lower to higher margin products.

Fulfillment Partner Gross Profit and Gross Margin—Gross profit for our fulfillment partner business increased 11.6% to $45.0 million for the three months ended March 31, 2011, from $40.3 million for the same period in 2010. Gross margin for the fulfillment partner business increased to 20.7% for the three months ended March 31, 2011, from 18.8% for the same period in 2010. The increase in gross margin for the three months ended March 31, 2011 is primarily due to a shift in product mix from lower to higher margin products, reduced shipping costs and improved product pricing.

During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $815,000 for the year ended December 31, 2010 (of which $392,000 related to the three months ended March 31, 2010) and $15,000 during the three months ended March 31, 2011. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

The other factors described above, such as operational and fulfillment costs did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $42,000 and $49,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2011		2010
Total net revenue	$265,470	100%	$264,330	100%
Cost of goods sold
Product costs and other cost of goods sold	201,260	76%	202,874	77%
Fulfillment and related costs	14,126	5%	14,185	5%
Total cost of goods sold	215,386	81%	217,059	82%
Gross profit	$50,084	19%	$47,271	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment costs during the three months ended March 31, 2011.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses.

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

Sales and marketing expenses totaled $15.4 million and $14.3 million for the three months ended March 31, 2011 and 2010, respectively, representing 5.8% and 5.4% of total net revenue for those respective periods. The increase in sales and marketing costs as a percentage of revenue for the three months ended March 31, 2011 was primarily due to increased promotion of our brand, online marketing expenditures to mitigate the negative impact of the Google penalty as described above in “Executive Commentary” and marketing salaries and benefits (primarily due to increases in staffing).

Sales and marketing expenses include stock-based compensation expense of $106,000 and $149,000 for the three months ended March 31, 2011 and 2010, respectively.

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

Technology expenses totaled $16.7 million and $13.9 million for the three months ended March 31, 2011 and 2010, respectively, representing 6.3% and 5.3% of total net revenue for those respective periods. The $2.8 million increase is primarily due to a $1.6 million increase in salaries and benefits expense (primarily due to increases in staffing), and a $898,000 increase in depreciation expense as a result of significant capital expenditures for information technology assets in 2010.

Technology expenses include stock-based compensation expense of $189,000 and $252,000 for the three months ended March 31, 2011 and 2010, respectively.

General and administrative expenses.

G&A expenses totaled $18.0 million and $14.9 million for the three months ended March 31, 2011 and 2010, respectively, representing approximately 6.8% and 5.6% of total net revenue for those respective periods. The $3.1 million increase is primarily due to a $1.8 million increase in legal fees, a $1.0 million increase in salaries and benefits expense (primarily due to increases in staffing), partially offset by a $1.1 million decrease in professional service fees for our external auditors.

G&A expenses include stock-based compensation expense of approximately $539,000 and $765,000 for the three months ended March 31, 2011 and 2010, respectively.

Restructuring.

There were no restructuring charges or reversals during the three months ended March 31, 2011. We reversed $136,000 of lease termination costs liability during the three months ended March 31, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into an agreement with a sublessee to terminate the sublease and re-occupy a portion of the space previously abandoned, due to our growth and need for additional space.

Depreciation expense.

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Cost of goods sold - direct	$229	$338
Technology	3,481	2,581
General and administrative	289	175
Total depreciation and amortization, including internal-use software and website development	$3,999	$3,094

Non-operating income (expense)

Interest income.

Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended March 31, 2011 and 2010 totaled $52,000 and $16,000, respectively.

Interest expense.

Interest expense is largely related to interest incurred on our Senior Notes, our finance obligations and our capital leases. Interest expense for the three months ended March 31, 2011 and 2010 totaled $676,000 and $802,000, respectively. The decrease in interest expense is primarily a result of extinguishments of Senior Notes, partially offset by increased interest expense related to our finance obligations.

Other income, net.

Other income, net for the three months ended March 31, 2011 and 2010 totaled $189,000 and $371,000, respectively.

Income taxes

Our provision for income taxes for the three months ended March 31, 2011 of $22,000 is for certain income tax uncertainties, including interest and penalties. As of March 31, 2011 and December 31, 2010 we had federal net operating loss carry forwards of approximately $167.1 million and $166.7 million, respectively, and state net operating loss carry forwards of approximately $151.1 million and $150.7 million, respectively, which may be used to offset future taxable income. We may have experienced ownership changes under Internal Revenue Code Section 382 that would limit our ability to fully use our net operating losses.

Seasonality

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters since 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	$265,470	N/A	N/A	N/A
2010	264,330	$231,253	$245,420	$348,870

Unresolved Staff Comments

On June 11, 2010 we received a comment letter from the staff of the SEC issued with respect to the staff’s review of, among other filings, our Form 10-K for the year ended December 31, 2009. In addition to other comments, the staff’s June 11, 2010 letter included comments requesting additional information and disclosures regarding our allowance for sales returns. We responded to the staff’s comments, and after additional correspondence, the staff informed us by letter dated August 23, 2010 that the staff had no further comments at that time.

On December 13, 2010 we received a comment letter from the staff issued with respect to the staff’s review of our Form 10-Q for the quarter ended September 30, 2010. In addition to other comments, the staff’s December 13, 2010 letter included comments requesting additional information regarding our allowance for sales returns and referenced one of our responses to their letter dated June

11, 2010 about sales returns. We have responded to the staff’s December 13, 2010 comments, but the staff’s comments about our sales returns allowance remain unresolved at the date of this filing. We continue to work with the staff to address their open comments.

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

Our principal sources of liquidity are cash flows generated from operations and our existing cash, cash equivalents. At March 31, 2011, our cash and cash equivalents balance was $100.3 million.

Cash flow information is as follows:

	Three months ended March 31,		Twelve months ended March 31,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities	$(9,228)	$(28,166)	$35,260	$44,981
Investing activities	(1,715)	(4,496)	(19,919)	(10,044)
Financing activities	(12,802)	(893)	(21,267)	(3,222)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2011 and 2010, was cash outflows of $10.9 million and $32.6 million, respectively. “Free Cash Flows” for the twelve months ended March 31, 2011 and 2010 was cash inflows of $17.5 million and $35.0 million, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the three months ended March 31, 2011 and 2010, our operating activities resulted in net cash outflows of $9.2 million and $28.2 million, respectively.

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

The $9.2 million of net cash used in operating activities during the three months ended March 31, 2011 was primarily for payments of accounts payable of $28.0 million following the holiday season and a decrease in accrued liabilities of $3.3 million primarily due to a reduction of allowance for sales returns, partially offset by a decrease of $12.0 million in inventories and collection of accounts receivable of $5.7 million.

The primary operating use of cash and cash equivalents during the three months ended March 31, 2010 was for payments of accounts payable of $38.1 million following the holiday season, and a decrease in accrued liabilities of $6.6 million primarily for bonus payments, which was offset in part by the cash provided from net income of $3.7 million and decreases in inventories of $3.7 million, accounts receivable of $3.2 million and restricted cash of $1.4 million.

During the three months ended March 31, 2010, our credit card processor refunded the full $1 million reserve that it previously held at December 31, 2009. The credit card processor may change the amount of this reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards. Any increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition

Cash flows from investing activities.

For the three months ended March 31, 2011 and 2010, investing activities resulted in net cash outflows of $1.7 million and net cash outflows of $4.5 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the three months ended March 31, 2011 and 2010, financing activities resulted in net cash outflows of $12.8 million and $893,000, respectively.

The $12.8 million used in financing activities during the three months ended March 31, 2011 resulted primarily from $10.1 million used for retirement of long-term debt, $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants and $979,000 in payments on finance obligations.

The $893,000 used in financing activities during the three months ended March 31, 2010 was primarily from $792,000 used to purchase shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Stock and Debt Repurchase Program

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we were authorized to repurchase up to $15 million of our outstanding Senior Notes. Under this repurchase program, during the three months ended March 31, 2011 we retired $10.1 million of our outstanding Senior Notes held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of the Senior Notes that were held by Chou. Chou is the beneficial owner of more than 5% of our common stock. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, $24.4 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended March 31, 2011 and 2010, we withheld from vesting restricted stock awards a total of 97,000 and 62,000 shares of our common stock for $1.6 million and $792,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

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

During the three months ended March 31, 2011, we reclassified 15,214 shares or $184,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At March 31, 2011 and December 31, 2010, approximately 31,000 shares or $396,000 and 46,000 shares or $570,000 of our common stock plus interest were classified outside stockholders’ equity, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Senior Notes	$24,505	$—	$—	$—	$—	$—	$24,505
Interest on Senior Notes	919	—	—	—	—	—	919
Finance obligations	3,110	4,369	4,652	3,862	32	—	16,025
Interest on finance obligations	671	661	379	89	—	—	1,800
Capital lease obligations	697	116	3	—	—	—	816
Operating leases	6,515	8,224	7,556	7,754	6,168	1,347	37,564
Purchase obligations	13,827	48	—	—	—	—	13,875
Total contractual cash obligations	$50,244	$13,418	$12,590	$11,705	$6,200	$1,347	$95,504

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2011	2012	2013	2014	2015	Thereafter	Total
Letters of credit	$2,374	$—	$—	$—	$—	$—	$2,374

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2011. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $267,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Borrowings

U.S. Bank Financing Agreements

We entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank. The Financing Agreement provides for revolving loans and other financial accommodations for our benefit of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by our non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

No amounts were outstanding under the Financing Agreement at March 31, 2011 and December 31, 2010, and letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we also entered into five additional leases; whereby we leased $1.5 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.28%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases, excluding principal payments made for retirements of Senior Notes, on a trailing twelve-month basis).

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. As of March 31, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

U.S. Bank Purchasing Card Agreement

On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2011, $2.1 million was outstanding and $2.9 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Long-Term debt arrangements and interest

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $33,000 and $68,000 during the three months ended March 31, 2011 and 2010, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 321,000 shares in aggregate (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, and certain fundamental changes in our ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

At present we do not have any plan to redeem the outstanding Senior Notes in accordance with their redemption provisions but we may acquire additional Senior Notes in future open market or privately negotiated purchases. To the extent the Senior Notes remain outstanding at maturity; we intend to pay them at maturity either with proceeds from operations or from financing activities.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we may repurchase up to $15 million of our outstanding Senior Notes. Under this repurchase program, we retired $10.1 million of our outstanding Senior Notes held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of Senior Notes that were held by Chou. Chou has beneficial ownership of more than 5% of our common stock. There were no debt repurchases during the three months ended March 31, 2010. As of March 31, 2011 and December 31, 2010, $24.4 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

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

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended March 31,
	2011	2010
Total revenue	$265,470	$264,330
Cost of goods sold	215,386	217,059
Gross profit	50,084	47,271
Less: Sales and marketing expense	15,425	14,279
Contribution	$34,659	$32,992
Contribution margin	13.1%	12.5%

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

	Three months ended March 31,		Twelve months ended March 31,
	2011	2010	2011	2010
Net cash provided by (used in) operating activities	$(9,228)	$(28,166)	$35,260	$44,981
Expenditures for fixed assets, including internal-use software and website development	(1,676)	(4,466)	(17,721)	(10,005)
Free cash flow	$(10,904)	$(32,632)	$17,539	$34,976

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

At March 31, 2011, we had $102.7 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.0 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2011, we had $24.4 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding, net of discount, which bear interest at a fixed rate of 3.75%. At March 31, 2011, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.4 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at March 31, 2011 and December 31, 2010 was $23.9 million on a carrying value of $24.4 million and $33.2 million on a carrying value of $34.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act” or “Exchange Act”). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 5—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the our common stock made during each month within the first quarter of 2011, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	76,889		$16.80	—	$—
February 1, 2011 to February 28, 2011	19,921		15.01	—	—
March 1, 2011 to March 31, 2011	—		—	—	—
Total	96,810	(1)		—	$—

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

Date: April 28, 2011	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management