Form 10-Q
period 2011-06-30
OVERSTOCK.COM, INC
filed 2011-07-28
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

There were 23,275,723 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 18, 2011.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$82,680	$124,021
Restricted cash	2,395	2,542
Accounts receivable, net	6,642	13,560
Inventories, net	21,070	32,114
Prepaid inventories, net	1,677	2,082
Prepaids and other assets	15,949	11,651
Total current assets	130,413	185,970
Fixed assets, net	27,645	27,800
Goodwill	2,784	2,784
Other long-term assets, net	1,964	1,405
Total assets	$162,806	$217,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,838	$67,311
Accrued liabilities	32,222	40,751
Deferred revenue	21,454	24,027
Convertible senior notes, net of debt discount - $44 and $141	24,461	34,484
Finance obligations, current	5,210	3,922
Capital lease obligations, current	270	729
Total current liabilities	122,455	171,224
Capital lease obligations, non-current	4	113
Finance obligations, non-current	14,030	12,219
Other long-term liabilities	3,223	3,175
Total liabilities	139,712	186,731

Commitments and contingencies (Note 5)
Redeemable common stock, $0.0001 par value:
Outstanding - 8 and 46	109	570
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,230 and 25,877
Outstanding shares - 23,270 and 23,015	2	2
Additional paid-in capital	351,916	349,747
Accumulated deficit	(250,569)	(242,327)
Treasury stock:
Shares at cost - 2,960 and 2,862	(78,364)	(76,764)
Total stockholders’ equity	22,985	30,658
Total liabilities and stockholders’ equity	$162,806	$217,959
	—	—

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue, net
Direct	$33,443	$42,382	$81,604	$92,950
Fulfillment partner	201,549	188,871	418,858	402,633
Total net revenue	234,992	231,253	500,462	495,583
Cost of goods sold
Direct(1)	30,231	37,434	73,261	81,018
Fulfillment partner	164,991	152,240	337,347	325,715
Total cost of goods sold	195,222	189,674	410,608	406,733
Gross profit	39,770	41,579	89,854	88,850
Operating expenses:
Sales and marketing(1)	13,655	14,179	29,080	28,458
Technology(1)	16,808	14,178	33,468	28,126
General and administrative(1)	16,725	14,503	34,711	29,409
Restructuring	—	—	—	(136)
Total operating expenses	47,188	42,860	97,259	85,857
Operating income (loss)	(7,418)	(1,281)	(7,405)	2,993
Interest income	46	40	98	56
Interest expense	(630)	(760)	(1,306)	(1,562)
Other income, net	220	652	409	1,023
Income (loss) before income taxes	(7,782)	(1,349)	(8,204)	2,510
Provision (benefit) for income taxes	16	(7)	38	122
Net income (loss)	$(7,798)	$(1,342)	$(8,242)	$2,388
Deemed dividend related to redeemable common stock	(2)	(63)	(12)	(77)
Net income (loss) attributable to common shares	$(7,800)	$(1,405)	$(8,254)	$2,311
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.34)	$(0.06)	$(0.36)	$0.10
Weighted average common shares outstanding—basic	23,265	23,013	23,240	22,978
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.34)	$(0.06)	$(0.36)	$0.10
Weighted average common shares outstanding—diluted	23,265	23,013	23,240	23,329

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$45	$53	$87	$102
Sales and marketing	103	153	209	303
Technology	173	271	362	522
General and administrative	511	793	1,050	1,558
Total	$832	$1,270	$1,708	$2,485

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$30,658
Stock-based compensation to employees and directors	—	—	1,708	—	—	—	1,708
Common stock issued upon vesting of restricted stock	314	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	98	(1,600)	(1,600)
Lapse of rescission rights of redeemable common stock (Note 9)	39	—	473	—	—	—	473
Deemed dividend related to redeemable common stock (Note 9)	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	(8,242)	—	—	(8,242)
Balance at June 30, 2011	26,230	$2	$351,916	$(250,569)	2,960	$(78,364)	$22,985

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(8,242)	$2,388	$3,259	$13,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,263	6,646	16,197	12,496
Realized loss on marketable securities	—	—	—	9
Loss on disposition of fixed asset	—	—	—	(1)
Stock-based compensation to employees and directors	1,708	2,485	4,279	4,906
Amortization of debt discount	60	209	242	395
(Gain) loss from early extinguishment of debt	27	(204)	(115)	(204)
Restructuring reversals	—	(136)	(433)	(136)
Changes in operating assets and liabilities:
Restricted cash	147	1,486	533	1,357
Accounts receivable, net	6,918	3,355	1,643	628
Inventories, net	11,044	(2,351)	4,656	(9,557)
Prepaid inventories, net	405	161	1,041	(812)
Prepaids and other assets	(4,321)	(793)	(3,160)	1,192
Other long-term assets, net	230	(1,277)	1,292	(940)
Accounts payable	(28,513)	(36,351)	(1,477)	15,849
Accrued liabilities	(8,773)	(14,991)	3,643	(2,992)
Deferred revenue	(2,573)	(479)	1,268	2,853
Other long-term liabilities	84	(86)	(144)	(328)
Net cash provided by (used in) operating activities	(23,536)	(39,938)	32,724	38,464
Cash flows from investing activities:
Purchases of marketable securities	(79)	(63)	(152)	(63)
Purchases of intangible assets	—	—	(396)	—
Sale of marketable securities prior to maturity	—	—	—	(9)
Investment in precious metals	—	(90)	(1,567)	(90)
Expenditures for fixed assets, including internal-use software and website development	(4,024)	(14,827)	(9,708)	(18,579)
Net cash used in investing activities	(4,103)	(14,980)	(11,823)	(18,741)
Cash flows from financing activities:
Payments on capital lease obligations	(568)	(357)	(701)	(551)
Capitalized financing costs	—	—	—	(245)
Proceeds from finance obligations	748	—	17,131	—
Payments on finance obligations	(2,066)	—	(2,907)	—
Paydown on direct financing arrangement	(106)	(96)	(207)	(208)
Payments to retire convertible senior notes	(10,110)	(9,048)	(25,927)	(9,048)
Purchase of redeemable stock	—	—	(26)	—
Purchase of treasury stock	(1,600)	(818)	(1,607)	(825)
Exercise of stock options	—	1,488	15	1,517
Net cash used in financing activities	(13,702)	(8,831)	(14,229)	(9,360)
Net increase (decrease) in cash and cash equivalents	(41,341)	(63,749)	6,672	10,363
Cash and cash equivalents, beginning of period	124,021	139,757	76,008	65,645
Cash and cash equivalents, end of period	$82,680	$76,008	$82,680	$76,008
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$1,191	$1,342	$2,383	$2,838
Taxes paid	260	187	260	187
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$354	$1,146	$3	$1,146
Equipment acquired under finance obligations	3,686	—	4,285	(139)
Equipment and software acquired under capital lease obligations	—	—	6	—
Lapse of rescission rights of redeemable stock	473	—	733	—
Issuance of common stock from treasury for 401(k) matching contribution	—	87	—	441

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of June 30, 2011 and December 31, 2010 were $71.9 million and $121.8 million, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At June 30, 2011 and December 31, 2010, restricted cash was $2.4 million and $2.5 million, respectively, and was held primarily in money market accounts.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$74,275	$74,275	$—	$—
Trading securities held in a “rabbi trust” (1)	232	232
Total assets	$74,507	$74,507	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	238	238	—	—
Total liabilities	$238	$238	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$124,313	$124,313	$—	$—
Trading securities held in a “rabbi trust” (1)	148	148
Total assets	$124,461	$124,461	$—	$—
Liabilities:
Restructuring accrual (2)	$1,797	$—	$—	$1,797
Deferred compensation accrual “rabbi trust” (3)	154	154	—	—
Total liabilities	$1,951	$154	$—	$1,797

(1) — Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets (Note 11—Employee Retirement Plan).

(2) — The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the Level 3 roll forward related to the restructuring accrual at (Note 3—Restructuring Expense).

(3) — Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets (Note 11—Employee Retirement Plan).

The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at June 30, 2011 and December 31, 2010 was $24.0 million on a carrying value of $24.5 million and $33.2 million on a carrying value of $34.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 11—Employee Retirement Plan). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $232,000 at June 30, 2011 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2011 and 2010.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $737,000 and $2.0 million at June 30, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the three months ended June 30, 2011, which had no effect on results of operations for the period as the items had been previously reserved.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2011 and December 31, 2010, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represents inventories paid for in advance of receipt. Prepaid inventories at June 30, 2011 and December 31, 2010 were $1.7 million and $2.1 million, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at June 30, 2011 and December 31, 2010 were $15.9 million and $11.7 million, respectively.

Fixed assets

Fixed assets, which include assets such as technology infrastructure, internal-use software, website development, furniture and fixtures and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-3
Computer hardware	3
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold - direct	$218	$297	$446	$636
Technology	3,761	3,051	7,243	5,634
General and administrative	285	204	574	376
Total depreciation and amortization, including internal-use software and website development	$4,264	$3,552	$8,263	$6,646

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

During the three months ended June 30, 2011 and 2010, we capitalized $3.7 million and $3.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.1 million and $1.6 million for those respective periods. During the six months ended June 30, 2011 and 2010, we capitalized $5.6 million and $5.1 million, respectively, of such costs and had amortization of $4.0 million and $3.1 million for those respective periods.

Revenue recognition

We derive revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, advertisement revenue derived from our real estate listing business, which we removed from our site on June 30, 2011, from our cars listing business, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 10—Business Segments).

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

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off future purchases, and other similar offers. Current discount offers, when used by customers, are treated as a reduction of revenue.

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

We operated an online auction service on our Website. In July 2011, we removed our Marketplace tab from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. The Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where our auction site listed returned merchandise, we were not the seller of auction-listed items and had no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers were recorded as revenue during the period these items were listed or sold on a net basis. The revenue for the returned merchandise that we sold at auction was recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

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

We operated an online site for listing real estate for sale as a part of our Website. On June 30, 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for listing real estate for sale were not significant to our business. The real estate listing service allowed customers to search active listings across the country. Listing categories included foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

Total revenues from our Auctions, Cars and Real Estate businesses were $477,000 and $661,000 for the three months ended June 30, 2011 and 2010, respectively and $988,000 and $1.3 million for the six month periods ended June 30, 2011 and 2010, respectively.

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

In August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, jewelry, apparel and accessories from many leading brands. On June 30, 2011, we turned off the Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our Websites, O.co and Overstock.com.

International business

We began selling products through our website to customers outside the United States in August 2008. As of June 30, 2011, we were offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Total revenues from International sales were $1.7 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively and $4.0 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

In instances where customers receive free Club O reward dollars not associated with any purchases, we account for these transactions as sales incentives such as coupons and record a reduction of revenue at the time the reward dollars are redeemed.

Co-branded credit card program

In September 2010, we launched a co-branded credit card program with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward dollars that customers will accrue from card usage and can use to make purchases on our Website (see “Club O loyalty program” for more information). New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Deferred revenue

Customer orders are recorded as deferred revenue prior to estimated delivery of products or services. We record amounts received in advance for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars earned from purchases as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we also sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue upon redemption. If a gift card is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

We inspect returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our fulfillment partners have made an error, such as shipping the wrong product.

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

During the three months ended December 31, 2009, we had a change in estimate for our sales returns allowance that reduced the allowance by approximately $3.0 million from the prior quarter-end balance and $3.2 million from the prior year-end balance that was recorded in accordance with ASC 250 “Accounting Changes and Error Corrections” on a prospective basis. The change in estimate for our sales returns allowance had the following impact on our financial results for the three and twelve months ended December 31, 2009 (amounts in thousands, except per share data):

	Three months ended	Twelve months ended
	December 31, 2009	December 31, 2009
	($ Change)	($ Change)
Revenue, net	$2,995	$3,208
Gross profit	752	805
Income from continuing operations before income taxes	752	805
Net income	752	805
Net income attributable to common shares - basic	$0.04	$0.04
Net income attributable to common shares - diluted	$0.04	$0.03

The reasons for the change in estimate in the fourth quarter of 2009 were as follows. We made improvements to our information systems during 2008 and 2009 that enabled enhanced reporting and analysis of our returns data used in the estimation process. In early 2009, we implemented initiatives to reduce overall return rates in several of our product categories. In September 2009, we entered into a new master supplier agreement with our fulfillment partners that provided financial incentives for suppliers to reduce returns. These initiatives resulted in a sustained decrease in our product return trends resulting in the change in estimate of sales returns allowance during the three months ended December 31, 2009.

Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through June 30, 2011, had our estimated returns equaled our actual returns, our net loss would have decreased approximately $1.5 million for the year ended December 31, 2007, our net loss would have increased approximately $725,000 for the year ended December 31, 2008, and our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and March 31, 2011.

The allowance for returns was $5.3 million and $11.5 million at June 30, 2011 and December 31, 2010, respectively. The decrease in the sales returns reserve at June 30, 2011 compared to December 31, 2010 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $115,000 and $125,000 at June 30, 2011 and December 31, 2010, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Total revenue, net	$234,992	100%	$231,253	100%	$500,462	100%	$495,583	100%
Cost of goods sold
Product costs and other cost of goods sold	182,869	78%	177,153	77%	384,129	77%	380,027	77%
Fulfillment and related costs	12,353	5%	12,521	5%	26,479	5%	26,706	5%
Total cost of goods sold	195,222	83%	189,674	82%	410,608	82%	406,733	82%
Gross profit	$39,770	17%	$41,579	18%	$89,854	18%	$88,850	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $11.3 million and $12.1 million during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, advertising expenses totaled $24.2 million and $24.4 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $926,000 and $2.9 million at June 30, 2011 and December 31, 2010, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 8—Stock-Based Awards).

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

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of the contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3—Restructuring Expense).

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and other relevant factors. At June 30, 2011 and December 31, 2010, we established a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Comprehensive income (loss)

We had no items of comprehensive income or loss for the three or six months ended June 30, 2011 and 2010. Accordingly, net income or loss for these periods is the same as comprehensive income or loss.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(7,798)	$(1,342)	$(8,242)	$2,388
Deemed dividend related to redeemable common stock	(2)	(63)	(12)	(77)
Net income (loss) attributable to common shares	$(7,800)	$(1,405)	$(8,254)	$2,311
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.34)	$(0.06)	$(0.36)	$0.10
Weighted average common shares outstanding—basic	23,265	23,013	23,240	22,978
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	351
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	23,265	23,013	23,240	23,329
Net income (loss) attributable to common shares—diluted	$(0.34)	$(0.06)	$(0.36)	$0.10

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options and restricted stock awards	1,020	1,267	1,020	569
Convertible senior notes	321	665	321	665

Accounting pronouncements issued not yet adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3. RESTRUCTURING EXPENSE

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows as of June 30, 2011 (in thousands):

	Balance 12/31/2010	Accretion Expense	Net Cash Payments	Balance 6/30/2011
Lease and contract termination costs	$1,797	$87	$(231)	$1,653

There were no restructuring charges or reversals during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we reversed $136,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

4. BORROWINGS

U.S. Bank Financing Agreements

We entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank. The Financing Agreement provides for revolving loans and other financial accommodations to or for our benefit of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by our non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $30 million in the aggregate (which amount includes any minimum liquidity required under the Master Lease Agreement) is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Our failure to keep at least $30 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011.

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

No amounts were outstanding under the Financing Agreement at June 30, 2011 and December 31, 2010, and letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we entered into eight additional leases; whereby we leased $5.8 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.34%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss on these leasing transactions.

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

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. At June 30, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

Fixed assets included assets under finance obligations of $19.5 million and $16.0 million and accumulated depreciation of $6.7 million and $3.7 million at June 30, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under finance obligations was $1.6 million and zero for the three months ended June 30, 2011 and 2010, respectively and $2.9 million and zero for the six months ended June 30, 2011 and 2010, respectively.

Future principal payments of finance obligations as of June 30, 2011 are as follows (in thousands):

Payments due by period
2011 (remainder)	$2,564
2012	5,378
2013	5,729
2014	5,012
2015	557
$19,240

U.S. Bank Commercial Purchasing Card Agreement

On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2011, $2.4 million was outstanding and $2.6 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Capital leases

We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2013.

Fixed assets included assets under capital leases of $1.7 million and accumulated depreciation of $1.2 million and $902,000, at June 30, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under capital leases was $145,000 and $145,000 for the three months ended June 30, 2011 and 2010, respectively and $291,000 and $290,000 for the six months ended June 30, 2011 and 2010, respectively.

Future payments of capital lease obligations as of June 30, 2011 are as follows (in thousands):

Payments due by period
2011 (remainder)	$176
2012	116
2013	3
Total minimum lease payments	295
Less: amount representing interest	21
Present value of capital lease obligations	274
Less: current portion	270
Capital lease obligations, non-current	$4

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $26,000 and $66,000 during the three months ended June 30, 2011 and 2010, respectively and $60,000 and $134,000 during the six months ended June 30, 2011 and 2010, respectively. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 321,000 shares in aggregate at June 30, 2011 (subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, and certain fundamental changes in our ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

At present we do not have any plan to redeem the outstanding Senior Notes in accordance with their redemption provisions but we may acquire additional Senior Notes in future open market or privately negotiated purchases. To the extent the Senior Notes remain outstanding at maturity we intend to pay them at maturity either with proceeds from operations or from financing activities.

The indenture governing the Senior Notes requires us to comply with certain affirmative covenants, including making principal and interest payments when due, maintaining our corporate existence and properties, and paying taxes and other claims in a timely manner. Wilmington Trust Company currently serves as Trustee under the indenture.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2011, are as follows (in thousands):

Payments due by period
2011 (remainder)	$4,586
2012	8,875
2013	8,206
2014	8,404
2015	6,818
Thereafter	1,564
$38,453

Rental expense for operating leases totaled $2.0 million and $2.0 million for the three months ended June 30, 2011 and 2010, respectively and $4.0 million and $4.0 million for the six months ended June 30, 2011 and 2010, respectively. Estimated sublease income of $663,000 is expected over the next four years of which $160,000 is anticipated to be received in the next 12 months.

Legal Proceedings

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. In some instances other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and in the event we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees and costs resulting from such litigation. We may also be subject to equitable remedies and penalties. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike our claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike our common law punitive damages claims, but granted in part the defendants’ motion to strike our claims under California’s Unfair Business Practices Act, while allowing our claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank purchased its investment banking and trading business. We elected not to pursue our claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, we amended our complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring the defendants to pay in the aggregate $4.5 million to plaintiffs. The other terms of settlement are confidential. Remaining defendants in the suit are Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. The court allowed the amendment, and defendants challenged the claim by demurrer. The court sustained the defendants’ demurrer; however, we submitted a proposed fifth amended complaint, which the court is presently considering. The New Jersey RICO statute allows for trebling of RICO-related actual damages proved at trial. Discovery in this case continues. A trial date has been set for December 5, 2011. We intend to continue to vigorously prosecute this action.

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

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a recently enacted New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the Appellate Division of the New York Supreme Court upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue our claims that the law is unconstitutional as applied. We are proceeding with an appeal of the Appellate Divisions ruling on our claim that the statute is unconstitutional on its face.

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

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $61,313 as of June 30, 2011. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome of the infringement action against Wal-Mart Stores, Inc. and other retailers. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three Internet-related and search software patents. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. Case discovery is closed and the case is being prepared for trial. Trial of the case has been set for October 11, 2011. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On May 11, 2010, Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas (now transferred to the Northern District of California) for infringement of a patent claiming “a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific Internet search engine database regarding a particular WWW resource.” We, along with other defendants, filed a motion to transfer venue. The court granted the motion, and the case is now transferred to the Northern District of California. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

On July 2, 2010, AdjustaCam LLC filed suit against us and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras. We believe that certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint and counterclaimed. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend the action and pursue our indemnification rights with our vendors.

On August 4, 2010, EON Corp. IP Holdings, LLC filed suit against us and 16 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering a system and method for communicating between local subscriber units and a local base station repeater cell in a two-way communication interactive video network. The complaint alleges that we participate in joint infringement, contribute to infringement or induce others to infringe the patent because we sell mobile devices which devices are enabled with infringing components or which perform processes which infringe the patent. We believe that certain third party vendors of such devices sold to us are contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its discovery stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2,300,000 and received in return transfers totaling at least $2,547,406. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its early stages. We filed a motion to dismiss on statute of limitations and other grounds. The court has not heard or ruled upon the motion to dismiss. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

On April 4, 2011, Walker Digital, LLC filed suit against us and 24 other defendants in the United States District Court for the District of Delaware infringement of a patent covering a system of providing to purchasers a substitution recommendation for goods offered for purchase on a website. We believe that certain third party vendors are contractually obligated to indemnify us in this action. We answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

We establish liabilities when a particular contingency is probable and estimable. We believe the $1.3 million accrued at June 30, 2011 in our consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

7. STOCK AND DEBT REPURCHASE PROGRAM

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we were authorized to repurchase up to $15 million of our outstanding Senior Notes. Under this repurchase program, we did not retire any of our outstanding Senior Notes during the three months ended June 30, 2011. We retired $10.1 million of our outstanding Senior Notes during the six months ended June 30, 2011 held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of the Senior Notes that were held by Chou. Chou is the beneficial owner of more than 5% of our common stock. We retired $9.3 million during the three and six months ended June 30, 2010 for $9.0 million cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount. As of June 30, 2011 and December 31, 2010, $24.5 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended June 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 777 and 1,000 shares of our common stock for $11,000 and $26,000 respectively. For the six months ended June 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 98,000 and 63,000 shares of our common stock for $1.6 million and $818,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	$32	$408	$181	$873
Restricted stock awards	800	862	1,527	1,612
Total stock-based compensation expense	$832	$1,270	$1,708	$2,485

Restricted stock awards

During the three and six months ended June 30, 2011, the Compensation Committee of the Board of Directors approved grants of 40,000 and 265,000 restricted stock awards to our officers, board members and employees, respectively. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2011, there were 588,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2011 was $13.65 and $15.53, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2011 (in thousands):

	Six months ended June, 30 2011
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	685	$12.08
Granted at fair value	265	15.53
Vested	(314)	12.16
Forfeited	(48)	14.66
Outstanding—end of period	588	$13.42

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

During the six months ended June 30, 2011, we reclassified 39,000 shares or $473,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At June 30, 2011 and December 31, 2010, approximately 8,000 shares or $109,000 and 46,000 shares or $570,000 of our common stock including interest were classified outside stockholders’ equity, respectively.

10. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended June 30, 2011 and 2010. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Total	Direct	Fulfillment partner	Total
2011
Revenue, net	$33,443	$201,549	$234,992	$81,604	$418,858	$500,462
Cost of goods sold	30,231	164,991	195,222	73,261	337,347	410,608
Gross profit	$3,212	$36,558	$39,770	$8,343	$81,511	$89,854
Operating expenses			(47,188)			(97,259)
Other income (expense), net			(364)			(799)
Provision for income taxes			16			38
Net loss			$(7,798)			$(8,242)

2010
Revenue, net	$42,382	$188,871	$231,253	$92,950	$402,633	$495,583
Cost of goods sold	37,434	152,240	189,674	81,018	325,715	406,733
Gross profit	$4,948	$36,631	$41,579	$11,932	$76,918	$88,850
Operating expenses			(42,860)			(85,857)
Other income (expense), net			(68)			(483)
Provision (benefit) for income taxes			(7)			122
Net income (loss)			$(1,342)			$2,388

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

For the three and six months ended June 30, 2011 and 2010, over 99% of sales were made to customers in the United States of America. At June 30, 2011 and December 31, 2010, all of our fixed assets were located in the United States of America.

11. EMPLOYEE RETIREMENT PLAN

In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time the Company contribution is made. As of June 30, 2011, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust’s assets totaled $232,000, while the NQDC Plan’s liabilities totaled $238,000 at June 30, 2011. The assets and liabilities of the NQDC Plan were included in Other current and long-term assets, Accrued liabilities and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan’s assets were immaterial for the three and six months ended June 30, 2011 and 2010.

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

•       our expectations regarding the adequacy of our insurance coverage;

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

•       our expectations regarding our vacation shopping service, our insurance shopping service, our international sales efforts, our car listing service and our community site, and the anticipated functionality and results of operations of any of them;

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

Overview

We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products through our Internet websites located at www.overstock.com and www.o.co (“Website”). In October 2009, we also launched O.biz, a website where customers can shop for bulk and business related items. Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the O.co

Website and the process of order fulfillment described herein are the same for all three websites.

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

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. We currently offer approximately 231,000 non-BMMG products in 19 major departments, and approximately 642,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made to international customers. During the six months ended June 30, 2011 and 2010 no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. Our warehouses generally ship between 8,000 and 10,000 orders per day and up to approximately 25,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 1,800 third parties who supply approximately 222,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of June 30, 2011, we were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Rebranding and the use of O.co

In our efforts to extend our international reach, we have commenced a re-branding effort, starting with the use of a single letter domain, O.co. We believe that O.co is a domain designation more easily understood and used internationally. In April 2011, we acquired naming rights to the Oakland-Alameda County Coliseum, and in June 2011, we announced the name of the facility as the “O.co Coliseum.” We have begun the process of prominently featuring the O.co name in our public announcements and other branding and marketing efforts. We are monitoring customer and user use and acceptance of this single letter domain name.

Consignment

In September 2009, we began offering a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to our customer. Revenue from our consignment service business is less than 1% of total net revenue and is included in the fulfillment partner segment.

Other businesses

We operated an online auction service and car listing service as part of our Website. In July 2011, we removed our Marketplace tab for auctions from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. Our Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We recorded only our listing fees and commissions for items sold as revenue. From time to time, we also sold items returned from our shopping business through our auction service, and for these sales, we recorded the revenue on a gross basis. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. We also earn advertisement revenue derived from our cars business. Revenue from the auctions and cars businesses is included in the fulfillment partner segment on a net basis.

We have operated an online site for listing real estate for sale as part of our Website. On June 30, 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for listing real estate for sale were not significant to our business. The real-estate listing service allowed customers to search active listings across the country. Listing categories included foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

In October 2009, we introduced O.biz, a website where customers and businesses can shop for bulk and business related items, offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory, and in August 2010, we introduced Eziba.com, a private sale website where members can shop exclusive deals on the latest home décor products, furniture, jewelry, apparel and accessories from many leading brands. Revenue generated from our O.biz and Eziba.com websites is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. On June 30, 2011, we turned off our Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our Websites, O.co and Overstock.com.

In April 2011, we began a vacations shopping site as part of our website where customers can purchase discount vacation packages. In July 2011, we began an insurance shopping service as part of our website where customers can shop for auto and home insurance and compare quotes from various insurance providers. Revenues generated from our vacation shopping site and insurance shopping service are included in fulfillment partner segment on a net basis.

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

•                  valuation of long-lived and intangible assets and goodwill; and

•                  loss contingencies.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, of our Website, advertisement revenue derived from real estate listing business, which we removed from our site on June 30, 2011, from our cars listing business, and from advertising on our shopping pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended June 30, 2011 (in thousands):

	Three months ended June 30, 2011
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(7,068)	$(1,130)
1	$(4,639)	$(740)
As reported	As reported	As reported
-1	$4,089	$636
-2	$6,721	$1,057

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

We operated an online auction service as a part of our Website. In July 2011, we removed our Marketplace tab from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. The Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. With limited exceptions, we were not considered the seller of the items sold on the auction site and had no control over the pricing of those items. Therefore, for these sales, only the listing fees for items listed and commissions for items sold were recorded as revenue during the period items were listed or items were sold. Revenue from the auctions business is included in the fulfillment partner segment.

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

We operated an online site for listing real estate for sale as a part of our Website. On June 30, 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for real estate for sale were not significant to our business. The real estate listing service allowed customers to search active listings across the country. Listing categories included foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate listing business is included in the fulfillment partner segment.

International business

We began selling products through our website to customers outside the United States in August 2008. As of June 30, 2011, we were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

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

In instances where customers receive free Club O reward dollars not associated with any purchases, we account for these transactions as sales incentives such as coupons and record a reduction of revenue at the time the reward dollars are redeemed.

Co-branded credit card program

In September 2010, we launched a co-branded credit card program with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (see “Club O loyalty program” above for more information). New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars earned from purchases as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize revenue upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

We inspect returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our fulfillment partners have made an error, such as shipping the wrong product.

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

During the three months ended December 31, 2009, we had a change in estimate for our sales returns allowance that reduced the allowance by approximately $3.0 million from the prior quarter-end balance and $3.2 million from the prior year-end balance that was recorded in accordance with ASC 250 “Accounting Changes and Error Corrections” on a prospective basis. The change in estimate for our sales returns allowance had the following impact on our financial results for the three and twelve months ended December 31, 2009 (amounts in thousands, except per share data):

	Three months ended	Twelve months ended
	December 31, 2009	December 31, 2009
	($ Change)	($ Change)
Revenue, net	$2,995	$3,208
Gross profit	752	805
Income from continuing operations before income taxes	752	805
Net income	752	805
Net income attributable to common shares - basic	$0.04	$0.04
Net income attributable to common shares - diluted	$0.04	$0.03

The reasons for the change in estimate in the fourth quarter of 2009 were as follows. We made improvements to our information systems during 2008 and 2009 that enabled enhanced reporting and analysis of our returns data used in the estimation process. In early 2009, we implemented initiatives to reduce overall return rates in several of our product categories. In September 2009, we entered into a new master supplier agreement with our fulfillment partners that provided financial incentives for suppliers to reduce returns. These initiatives resulted in a sustained decrease in our product return trends resulting in the change in estimate of sales returns allowance during the three months ended December 31, 2009.

Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through June 30, 2011, had our estimated returns equaled our actual returns, our net loss would have decreased approximately $1.5 million for the year ended December 31, 2007, our net loss would have increased approximately $725,000 for the year ended December 31, 2008, and our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and March 31, 2011.

The allowance for returns was $5.3 million and $11.5 million at June 30, 2011 and December 31, 2010, respectively. The decrease in the sales returns reserve at June 30, 2011 compared to December 31, 2010 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $115,000 and $125,000 at June 30, 2011 and December 31, 2010, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $737,000 and $2.0 million at June 30, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the three months ended June 30, 2011, which had no effect on results of operations for the period as the items had been previously reserved.

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

Accounting for income taxes

We are subject to taxation from federal and state jurisdictions. Significant judgment is required in evaluating and estimating our tax positions and determining our provision and accruals for these taxes. As of June 30, 2011, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of June 30, 2011 and December 31, 2010, we have recorded a full valuation allowance of $80.4 million and $77.1 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carry forwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2011, and the year ended December 31, 2010.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at June 30, 2011 and December 31, 2010.

There were no impairments to goodwill recorded during the six months ended June 30, 2011, and the year ended December 31, 2010.

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

Accounting pronouncements issued not yet adopted

In May 2011, the FASB issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

In June 2011, the FASB issued an accounting pronouncement that provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

The primary factors that affected financial results for the quarter ended June 30, 2011 were flat revenues, lower gross margin, higher technology and G&A expenses (including increases in personnel related and legal expenses) and lower sales and marketing expenses.

Revenue in Q2 2011 increased by $3.7 million, or less than 2% compared to Q2 2010 when revenue growth was 32%. The primary reasons for the lower growth rate this quarter were declining traffic to our Website, changes in product mix, and the Google penalty that was in effect through April 21, 2011. These were offset by a higher average order size.

Total unique visits to our Website were down approximately 3% this quarter compared to last year. We posted positive revenue growth largely because of a 6% increase in average order size. Lower traffic was also partly responsible for lower new customer acquisition rates, which were down 9% this quarter. Another area that hurt new customer growth was a sales mix shift favoring contribution growth by shifting sales away from certain products such as primarily books, magazines, movies, games (“BMMG”) and consumer electronics. We are making Club O, our loyalty rewards program, a more important marketing channel, and as a result, we have scaled back other promotional methods, such as email and affiliate based coupons, that have traditionally been a source of revenue growth. In addition, we believe the Google penalty described below hurt our revenues through April 21, 2011. We were able to offset some of the revenue impact of the Google penalty by increasing expenditures in other less efficient and higher cost marketing channels.

Revenue from our direct business fell by 21% and our fulfillment partner business increased by 7%. The direct business was 14% of total revenue in Q2 2011 compared to 18% in Q2 2010, and our fulfillment partner business was 86% in Q2 2011 compared to 82% in Q2 2010.

As previously disclosed, on February 22, 2011, Google Inc. notified us that it was penalizing us in our natural search results for noncompliance with some of Google’s natural search guidelines. As a result, we dropped significantly in some Google natural search result rankings. We made changes to conform to Google’s guidelines and on April 21, 2011 Google ended its penalization of our natural search results. We believe the Google penalty hurt our revenue by approximately 5% during the Google penalty period.

Our pricing initiatives, designed to keep our sales prices competitive in the marketplace, were the primary driver of lower gross profit, which declined by 4% compared to the same quarter last year. Total gross margin decreased by 110 basis points (“bps”) to 16.9%. The sales mix shift away from lower margin categories, particularly BMMG and consumer electronics (discussed above) partially offset some of the decrease from pricing initiatives during the quarter. Fulfillment partner gross margins decreased 130 bps to 18.1% due primarily to the same reasons noted above, and direct gross margins fell by 210 bps to 9.6% due mainly to higher freight and fulfillment costs.

Sales and marketing expense as a percentage of revenue decreased by 30 bps to 5.8%. We are using our loyalty rewards program, Club O, as a marketing channel more than we did this time last year. As a result, we shifted some resources away from branding and online advertising campaigns and other promotional channels such as email and affiliate coupons into Club O campaigns and other promotions, such as shipping promotions that are generally accounted for as a reduction of revenue rather than as sales and marketing expense. During the Google penalty period, we decided to spend more on less efficient and higher cost marketing channels in an effort to offset lost revenues resulting from the Google penalty. Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) declined by 5% compared to last year due to lower gross profit, while contribution margin was 11.1% for Q2 2011compared to 11.8% for Q2 2010.

We have severed our marketing ties with our marketing affiliates based in states that require out-of-state retailers to collect sales tax simply for having marketing affiliates based in those states, most recently in Illinois, Arkansas, Connecticut and California. We have reallocated some of the money we would normally pay those marketing affiliates to our best customers in those states by providing those customers a free Club O membership or an extension, and Club O reward dollars. We believe the potential maximum impact to our future operating results as the customers use their reward dollars as discounts on their future purchases is approximately $5.2 million.

Due to higher investment in technology infrastructure and personnel throughout 2010, continued hiring for the first six months of 2011, primarily for IT related personnel, and a significant increase in legal expenses, combined technology and general and administrative (“G&A”) expenses grew 17% compared to last year.

Flat revenue growth, negative contribution growth and rising technology and G&A expenses (including legal expenses) resulted in a net loss of $7.8 million for the quarter, an increased loss of $6.5 million compared to Q2 2010.

We ended the quarter with $82.7 million in cash and cash equivalents. Our inventory at June 30, 2011 was $11.0 million lower that it was at December 31, due in part to promotions on seasonal merchandise. Working capital was $8.0 million as of June 30, 2011, compared to $14.7 million as of December 31, 2010. We did not retire any of our Senior Notes during the quarter and $24.5 million remain outstanding.

On a trailing twelve month basis, we experienced a $3.1 million year-over-year increase in free cash flow (see “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities), from $19.9 million in Q2 2010 to $23.0 million in Q2 2011. This was primarily due to $8.9 million less capital expenditures partially offset by a $5.7 million decrease in operating cash flow during the last twelve months compared to the twelve month period ending Q2 2010.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	14.2%	18.3%	16.3%	18.8%
Fulfillment partner	85.8	81.7	83.7	81.2
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	12.9	16.2	14.6	16.3
Fulfillment partner	70.2	65.8	67.4	65.8
Total cost of goods sold	83.1	82.0	82.0	82.1
Gross profit	16.9	18.0	18.0	17.9
Operating expenses:
Sales and marketing	5.8	6.1	5.8	5.7
Technology	7.2	6.1	6.7	5.7
General and administrative	7.1	6.3	6.9	5.9
Restructuring	—	—	—	—
Total operating expenses	20.1	18.5	19.4	17.3
Operating income (loss)	(3.2)	(0.5)	(1.4)	0.6
Interest income	—	—	—	—
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income, net	0.1	0.3	0.1	0.2
Net income (loss) before income taxes	(3.4)	(0.5)	(1.6)	0.5
Provision (benefit) for income taxes	—	—	—	—
Net income (loss)	(3.4)%	(0.5)%	(1.6)%	0.5%

Comparisons of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010, and Six Months Ended June 30, 2011 to June 30, 2010

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue, net
Direct	$33,443	$42,382	$(8,939)	(21.1)%	$81,604	$92,950	$(11,346)	(12.2)%
Fulfillment partner	201,549	188,871	12,678	6.7%	418,858	402,633	16,225	4.0%
Total revenue, net	$234,992	$231,253	$3,739	1.6%	$500,462	$495,583	$4,879	1.0%

The primary reasons for low revenue growth rates for the three and six months ended June 30, 2011 were decreasing unique visits on our Websites compared to last year, fewer new customers due in part to lower traffic, merchandising sales mix shift in certain customer generating categories, particularly media and consumer electronics, and the impact of the Google penalty through April 21.

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

Total revenues from our Auctions, Cars and Real Estate businesses were $477,000 and $661,000 for the three months ended June 30, 2011 and 2010, respectively and $988,000 and $1.3 million for the six month periods ended June 30, 2011 and 2010, respectively, and are included in fulfillment partner revenue.

Total revenues from International sales were $1.7 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively and $4.0 million and $4.5 million for the six months ended June 30, 2011 and 2010, respectively.

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue, net
Direct	$33,443	$42,382	$(8,939)	(21.1)%	$81,604	$92,950	$(11,346)	(12.2)%
Fulfillment partner	201,549	188,871	12,678	6.7%	418,858	402,633	16,225	4.0%
Total net revenues	$234,992	$231,253	$3,739	1.6%	$500,462	$495,583	$4,879	1.0%
Cost of goods sold
Direct	$30,231	$37,434	$(7,203)	(19.2)%	$73,261	$81,018	$(7,757)	(9.6)%
Fulfillment partner	164,991	152,240	12,751	8.4%	337,347	325,715	11,632	3.6%
Total cost of goods sold	$195,222	$189,674	$5,548	2.9%	$410,608	$406,733	$3,875	1.0%
Gross Profit
Direct	$3,212	$4,948	$(1,736)	(35.1)%	$8,343	$11,932	$(3,589)	(30.1)%
Fulfillment partner	36,558	36,631	(73)	(0.2)%	81,511	76,918	4,593	6.0%
Total gross profit	$39,770	$41,579	$(1,809)	(4.4)%	$89,854	$88,850	$1,004	1.1%

Gross margins for the past six quarterly periods and fiscal year ending 2010 were:

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010	Q1 2011	Q2 2011
Direct	13.8%	11.7%	9.1%	9.0%	10.7%	10.7%	9.6%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%	20.7%	18.1%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%	18.9%	16.9%

The decrease in direct gross margin for the three months ended June 30, 2011 is primarily from higher freight and warehouse related costs. The decrease in gross margin for the six months ended June 30, 2011 is primarily due to pricing initiatives, freight and warehouse related costs, offset in part by a favorable sales mix shift into higher margin categories such as Home & Garden.

The decrease in fulfillment partner gross margin for the three months ended June 30, 2011 is primarily due to pricing initiatives. The increase in gross margin for the six months ended June 30, 2011 is primarily due to a favorable mix shift into higher margin products.

During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $800,000 for the year ended December 31, 2010 (of which $393,000 and $588,000 related to the three and six months ended June 30, 2010, respectively) and $2,000 and $16,000 during the three and six months ended June 30, 2011, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

The other factors described above, such as operational and fulfillment costs did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $45,000 and $53,000 for the three months ended June 30, 2011 and 2010, respectively and $87,000 and $102,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Total revenue, net	$234,992	100%	$231,253	100%	$500,462	100%	$495,583	100%
Cost of goods sold
Product costs and other cost of goods sold	182,869	78%	177,153	77%	384,129	77%	380,027	77%
Fulfillment and related costs	12,353	5%	12,521	5%	26,479	5%	26,706	5%
Total cost of goods sold	195,222	83%	189,674	82%	410,608	82%	406,733	82%
Gross profit	$39,770	17%	$41,579	18%	$89,854	18%	$88,850	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment and related costs during the three or six months ended June 30, 2011.

See “Gross profit and gross margin” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales. The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Sales and marketing expenses	$13,655	$14,179	$(524)	(3.7)%	$29,080	$28,458	$622	2.2%
Sales and marketing expenses as a percent of net revenues	5.8%	6.1%			5.8%	5.7%

The decrease in sales and marketing expenses as a percentage of revenue for the three months ended June 30, 2011 was primarily due to a partial shift away from branding and online advertising campaigns into promotional campaigns, particularly our Club O loyalty program and shipping promotions that are accounted for as a reduction of revenue, offset in part by an increase in compensation expense primarily due to increases in staffing.

The increase in sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2011 was due largely to increases in staffing, offset in part by a decrease in branding and online advertising due to a partial shift into promotional campaigns, particularly our Club O loyalty program and shipping promotions that are accounted for as a reduction of revenue.

Sales and marketing expenses include stock-based compensation expense of $103,000 and $153,000 for the three months ended June 30, 2011 and 2010, respectively and $209,000 and $303,000 for the six months ended June 30, 2011 and 2010, respectively.

Costs associated with our Club O loyalty program, discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross margin. We consider our Club O loyalty program, discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to efficiently invest in technology, including web services, customer support solutions, website search, and expansion of new and existing product categories, as well as continuing to enhance the customer experience, improving our process efficiency and supporting our logistics infrastructure. The following table reflects our technology expenses for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Technology expenses	$16,808	$14,178	$2,630	18.5%	$33,468	$28,126	$5,342	19.0%
Technology expenses as a percent of net revenues	7.2%	6.1%			6.7%	5.7%

The $2.6 million increase for the three months ended June 30, 2011 is primarily due to a $1.5 million increase in compensation expense (primarily due to increases in staffing), and approximately $700,000 in increased depreciation expense due to higher technology capital spending last year.

The $5.3 million increase for the six months ended June 30, 2011 is primarily due to a $3.1 million increase in compensation expense (primarily due to increases in staffing), and a $1.6 million increase in depreciation expense.

Technology expenses include stock-based compensation expense of $173,000 and $271,000 for the three months ended June 30, 2011 and 2010, respectively and $362,000 and $522,000 for the six months ended June 30, 2011 and 2010, respectively

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
General and administrative expenses	$16,725	$14,503	$2,222	15.3%	$34,711	$29,409	$5,302	18.0%
General and administrative expenses as a percent of net revenues	7.1%	6.3%			6.9%	5.9%

The $2.2 million increase for the three months ended June 30, 2011 is primarily due to a $1.8 million increase in legal fees, and an approximately $530,000 increase in compensation expense (primarily due to increases in staffing).

The $5.3 million increase for the six months ended June 30, 2011 is primarily due to a $3.6 million increase in legal fees, and a $1.5 million increase in compensation expense (primarily due to increases in staffing).

G&A expenses include stock-based compensation expense of approximately $511,000 and $793,000 for the three months ended June 30, 2011 and 2010, respectively and $1.1 million and $1.6 million for the six months ended June 30, 2011 and 2010.

Restructuring

There were no restructuring charges or reversals during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we reversed $136,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold - direct	$218	$297	$446	$636
Technology	3,761	3,051	7,243	5,634
General and administrative	285	204	574	376
Total depreciation and amortization, including internal-use software and website development	$4,264	$3,552	$8,263	$6,646

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended June 30, 2011 and 2010 totaled $46,000 and $40,000, respectively and $98,000 and $56,000 for the six months ended June 30, 2011 and 2010, respectively.

Interest expense

Interest expense is largely related to interest incurred on our Senior Notes, our finance obligations and our capital leases. Interest expense for the three months ended June 30, 2011 and 2010 totaled $630,000 and $760,000, respectively and $1.3 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The decreases in interest expense are primarily a result of extinguishments of Senior Notes, partially offset by increased expense related to our finance obligations.

Other income, net

Other income, net for the three months ended June 30, 2011 and 2010 totaled $220,000 and $652,000, respectively and $409,000 and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. The decreases in other income, net during the three and six months are primarily due to no extinguishments of Senior Notes with accompanying gains on the buyback during the three and six months ended June 30, 2011 when compared to the same period in 2010.

Income taxes

Our provisions (benefit) for income taxes for the three months ended June 30, 2011 and 2010 totaled $16,000 and $(7,000), respectively and $38,000 and $122,000 for the six months ended June 30, 2011 and 2010, respectively. Our provisions for income taxes are for uncertain income tax positions, including interest and penalties. As of June 30, 2011 and December 31, 2010 we had federal net operating loss carry forwards of approximately $170.2 million and $166.7 million, respectively, and state net operating loss carry forwards of approximately $154.3 million and $150.7 million, respectively, which may be used to offset future taxable income. We may have experienced ownership changes under Internal Revenue Code Section 382 that would limit our ability to fully use our net operating losses.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	$265,470	234,992	N/A	N/A
2010	264,330	$231,253	$245,420	$348,870

Unresolved Staff Comments

There are no unresolved Staff Comments.

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

Our principal sources of liquidity are cash flows generated from operations, our existing cash and cash equivalents and our Master Lease Agreement. At June 30, 2011, our cash and cash equivalents balance was $82.7 million.

Cash flow information is as follows:

	Six months ended June 30,		Twelve months ended June 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities	$(23,536)	$(39,938)	$32,724	$38,464
Investing activities	(4,103)	(14,980)	(11,823)	(18,741)
Financing activities	(13,702)	(8,831)	(14,229)	(9,360)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2011 and 2010, was $(27.6) million and $(54.8) million, respectively and $23.0 million and $19.9 million for the twelve months ended June 30, 2011 and 2010, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the six months ended June 30, 2011 and 2010, our operating activities resulted in net cash outflows of $23.5 million and $39.9 million, respectively.

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

The $23.5 million of net cash used in operating activities during the six months ended June 30, 2011 was primarily for payments of accounts payable of $28.5 million following the holiday season and a decrease in accrued liabilities of $8.8 million, partially offset by a decrease of $11.0 million in inventories and a reduction in accounts receivable of $6.9 million.

The $39.9 million of net cash used in operating activities during the six months ended June 30, 2010 was primarily for payments of accounts payable of $36.4 million following the holiday season and a decrease in accrued liabilities of $15.0 million, partially offset by a decrease in accounts receivable of $3.4 million.

During the six months ended June 30, 2010, our credit card processor refunded the full $1 million reserve that it previously held at December 31, 2009. Our credit card processors may change the amount of their reserves at any time based on their assessments of the inherent risks of credit card processing and their assessments of the risks of processing our customers’ credit cards. Any increase in the amount of the reserve established by the processors could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition. At June 30, 2011, one of our processors held a reserve of $216,000.

Cash flows from investing activities.

For the six months ended June 30, 2011 and 2010, investing activities resulted in net cash outflows of $4.1 million and $15.0 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the six months ended June 30, 2011 and 2010, financing activities resulted in net cash outflows of $13.7 million and $8.8 million, respectively.

The $13.7 million used in financing activities during the six months ended June 30, 2011 resulted primarily from $10.1 million used for retirement of long-term debt, $2.1 million in payments on finance obligations and $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $8.8 million used in financing activities during the six months ended June 30, 2010 was primarily from $9.0 million used for retirement of long-term debt.

Stock and Debt Repurchase Program

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we were authorized to repurchase up to $15 million of our outstanding Senior Notes. We did not retire any of our outstanding Senior Notes during the three months ended June 30, 2011. We retired $10.1 million of our outstanding Senior Notes during the six months ended June 30, 2011 held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of the Senior Notes that were held by Chou. Chou is the beneficial owner of more than 5% of our common stock. We retired $9.3 million during the three and six months ended June 30, 2010 for $9.0 million cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount. As of June 30, 2011 and December 31, 2010, $24.5 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended June 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 777 and 1,000 shares of our common stock for $11,000 and $26,000 respectively. For the six months ended June 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 98,000 and 63,000 shares of our common stock for $1.6 million and $818,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

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

During the six months ended June 30, 2011, we reclassified 39,000 shares or $473,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. The remaining redeemable shares will be reclassified into permanent equity upon the expiration of potential rescission rights associated with those common shares. At June 30, 2011 and December 31, 2010, approximately 8,000 shares or $109,000 and 46,000 shares or $570,000 of our common stock including interest were classified outside stockholders’ equity, respectively.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Senior Notes	$24,505	$—	$—	$—	$—	$—	$24,505
Interest on Senior Notes	459	—	—	—	—	—	459
Finance obligations	2,564	5,378	5,729	5,012	557	—	19,240
Interest on finance obligations	561	872	521	158	6	—	2,118
Capital lease obligations	176	116	3	—	—	—	295
Operating leases	4,586	8,875	8,206	8,404	6,818	1,564	38,453
Naming rights	960	1,236	1,273	1,311	1,351	1,391	7,522
Purchase obligations	13,083	74	—	—	—	—	13,157
Total contractual cash obligations	$46,894	$16,551	$15,732	$14,885	$8,732	$2,955	$105,749

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2011	2012	2013	2014	2015	Thereafter	Total
Letters of credit	$2,374	$—	$—	$—	$—	$—	$2,374

Naming rights

During the three months ended June 30, 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name the Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2011. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $283,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Recommendation Algorithm Development Contest

During the three months ended June 30, 2011, we announced two contests offering cash prizes of up to $1.3 million for each contest period to the researcher or research team who can design and develop a recommendation algorithm which provides a minimum of 1% increase in sales as compared to our existing algorithm. The contest periods end March 31, 2012 and September 30, 2012 and the cash prizes, if any, would be awarded at those times.

Borrowings

U.S. Bank Financing Agreements

We entered into a Financing and Security Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank. The Financing Agreement provides for revolving loans and other financial accommodations to or for our benefit of (i) up to $10 million for cash-collateralized advances, and (ii) up to $10 million for advances supported by our non-cash collateral. The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $30 million in the aggregate (which amount includes any minimum liquidity required under the Master Lease Agreement) is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Our failure to keep at least $30 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). The Financing Agreement and the credit facility terminate on October 2, 2011.

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

No amounts were outstanding under the Financing Agreement at June 30, 2011 and December 31, 2010, and letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we entered into eight additional leases; whereby we leased $5.8 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.34%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss on these leasing transactions.

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

The Master Lease Agreement, in connection with the US Bank Financing Agreement, also requires us to maintain minimum liquidity (defined as cash plus marketable securities) of $30.0 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank until all amounts owed under the Master Lease Agreement are paid in full, but provides that we are permitted to withdraw the funds on deposit with U.S. Bank at our discretion, although our failure to maintain minimum liquidity of $30.0 million would be an Event of Default under the Master Lease Agreement. At June 30, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

U.S. Bank Purchasing Card Agreement

On December 16, 2009, we entered into a commercial purchasing card agreement (the “Purchasing Card”) with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2011, $2.4 million was outstanding and $2.6 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Long-Term debt arrangements and interest

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs are being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $26,000 and $66,000 during the three months ended June 30, 2011 and 2010, respectively and $60,000 and $134,000 during the six months ended June 30, 2011 and 2010. Interest on the Senior Notes is payable semi-annually on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2011 and are unsecured and rank equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

The Senior Notes are convertible at any time prior to maturity into our common stock at the option of the note holders at a conversion price of $76.23 per share or, approximately 321,000 shares in aggregate at June 30, 2011(subject to adjustment in certain events, including stock splits, dividends and other distributions and certain repurchases of our stock, and certain fundamental changes in our ownership). We have the right to redeem the Senior Notes, in whole or in part, for cash at 100% of the principal amount plus accrued and unpaid interest. Upon the occurrence of a fundamental change (including the acquisition of a majority interest in us, certain changes in our board of directors or the termination of trading of our stock) meeting certain conditions, holders of the Senior Notes may require us to repurchase, for cash, all or part of their notes at 100% of the principal amount plus accrued and unpaid interest.

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

On February 1, 2011 our Board of Directors approved a $10 million increase to our previously-announced debt repurchase program. With this increase we were authorized to repurchase up to $15 million of our outstanding Senior Notes. Under this repurchase program, we did not retire any of our outstanding Senior Notes during the three months ended June 30, 2011. We retired $10.1 million of our outstanding Senior Notes during the six months ended June 30, 2011 held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou for $10.1 million in cash. The repurchase was for 100% of Senior Notes that were held by Chou. Chou is the beneficial owner of more than 5% of our common stock. We retired $9.3 million during the three and six months ended June 30, 2010 for $9.0 million cash, resulting in a gain of $204,000 on early extinguishment of debt, net of $66,000 of associated unamortized discount. As of June 30, 2011 and December 31, 2010, $24.5 million and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

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

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total revenue	$234,992	$231,253	$500,462	$495,583
Cost of goods sold	195,222	189,674	410,608	406,733
Gross profit	39,770	41,579	89,854	88,850
Less: Sales and marketing expense	13,655	14,179	29,080	28,458
Contribution	$26,115	$27,400	$60,774	$60,392
Contribution margin	11.1%	11.8%	12.1%	12.2%

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

	Six months ended June 30,		Twelve months ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in) operating activities	$(23,536)	$(39,938)	$32,724	$38,464
Expenditures for fixed assets, including internal-use software and website development	(4,024)	(14,827)	(9,708)	(18,579)
Free cash flow	$(27,560)	$(54,765)	$23,016	$19,885

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

At June 30, 2011, we had $85.1 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $851,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2011, we had $24.5 million of 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding, net of discount, which bear interest at a fixed rate of 3.75%. At June 30, 2011, there were no borrowings outstanding under our lines of credit, and letters of credit totaling $2.4 million were outstanding under our credit facilities.

The fair value of the Senior Notes is sensitive to interest rate changes. Interest rate changes would result in increases or decreases in the fair value of the Senior Notes, due to differences between market interest rates and rates in effect at the inception of the obligation. Unless we elect to repurchase our Senior Notes in the open market, changes in the fair value of Senior Notes have no impact on our cash flows or consolidated financial statements. The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at June 30, 2011 and December 31, 2010 was $24.0 million on a carrying value of $24.5 million and $33.2 million on a carrying value of $34.5 million, respectively. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in the risk factors disclosed in Item 1A, (“Risk Factors”) of our most recently filed Form 10-K which sets forth information relating to important risks and uncertainties that could materially affect our business, financial condition or operating results. Except as outlined herein, the Risk Factors described in our Annual Report on Form 10-K continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Our insurance coverage and indemnity rights may not adequately protect us against loss.

Although we maintain liability and other types of insurance, including but not limited to, property, workers compensation, general liability, product liability, and security and privacy breach insurance, we cannot be certain that the types, coverage, or the amounts of coverage we maintain will be adequate for losses actually incurred, or that the insurance will continue to be available to us on economically reasonable terms. Similarly, although we are indemnified by most of our suppliers and vendors for product liability for products they supply us, and we have indemnification agreements with software and hardware suppliers for losses we might incur as a result of the use of the technology products they supply, we are not indemnified by all our suppliers, nor can we be certain that our indemnification rights are enforceable or adequate to cover actual losses we may incur as a result of the sale or use of products our indemintors provide to us. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors, could harm our business, prospects, financial condition and results of operations.

Our insurance business is a relatively new businesses that may not succeed in the long-term.

Our insurance business site began operation in July 2011. The insurance site allows customer to comparison shop for home and auto insurance. The online insurance business site is a relatively new business for us. We cannot ensure that our expansion into this business will succeed. Our entry into the business will require us to devote financial, technical, managerial and other resources to this insurance business site. It will also expose us to additional risks, including legal and regulatory risks, and it will require us to compete with established businesses having substantially greater experience in the online insurance business, including insurance business comparison shopping sites which have substantially greater resources than we have.

Our insurance business may be subject to a variety of regulatory requirements.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of insurance sellers and public advertisement insurance sales. Generally, these regulations govern the conduct of those sellers advertising their insurance products for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” The application of these regulations to a service providing advertisement or comparison shopping services for insurance products is not clear. Although we do not expect these laws to have a significant effect on our insurance businesses site, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our businesses that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our insurance business site.

Current and future laws could affect our insurance business.

Like our shopping business, our insurance business is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our insurance business may be affected by other laws and regulations, such as those that expressly apply to advertising insurance products for sale. To the extent that such current or future laws or regulations prevent insurance companies from offering or selling products on our insurance business site, they could harm our business.

Our business may be harmed if our insurance business site is used for unlawful transactions.

The law regarding the potential liability of an online service providing a platform for sales of insurance products is not clear. The platform of the insurance business site is accessible to insurance product vendors who have insurance products for sale, and which describe these products to customer and inform them of other important information related to the insurance products and the companies which sell them. We have no ability to know whether the information insurance sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot rule out the possibility that insurance sellers will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions using our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of the our common stock made during each month within the second quarter of 2011, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—		$—	—	$—
May 1, 2011 to May 31, 2011	777		13.74	—	—
June 1, 2011 to June 30, 2011	—		—	—	—
Total	777	(1)		—	$—

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

101

The following financial information from our Quarterly Report on From 10-Q for the second quarter of fiscal 2011, filed with the SEC on July 28, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1)              Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2011	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management