Form 10-Q
period 2011-09-30
OVERSTOCK.COM, INC
filed 2011-10-27
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 23,276,043 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 14, 2011.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$79,138	$124,021
Restricted cash	2,383	2,542
Accounts receivable, net	8,445	13,560
Inventories, net	19,210	32,114
Prepaid inventories, net	1,415	2,082
Prepaids and other assets	15,254	11,651
Total current assets	125,845	185,970
Fixed assets, net	27,085	27,800
Goodwill	2,784	2,784
Other long-term assets, net	2,261	1,405
Total assets	$157,975	$217,959

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,552	$67,311
Accrued liabilities	37,684	40,751
Deferred revenue	21,180	24,027
Convertible senior notes, net of debt discount - $0 and $141	—	34,484
Finance obligations, current	5,844	3,922
Capital lease obligations, current	185	729
Total current liabilities	107,445	171,224
Capital lease obligations, non-current	3	113
Finance obligations, non-current	14,485	12,219
Long-term debt	17,000	—
Other long-term liabilities	3,034	3,175
Total liabilities	141,967	186,731

Commitments and contingencies (Note 5)
Redeemable common stock, $0.0001 par value:
Outstanding - 0 and 46	—	570
Stockholders’ equity:
Preferred stock, $0.0001 par value: Authorized shares - 5,000 Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value Authorized shares - 100,000 Issued shares - 26,237 and 25,877 Outstanding shares - 23,277 and 23,015	2	2
Additional paid-in capital	352,728	349,747
Accumulated deficit	(258,356)	(242,327)
Treasury stock:
Shares at cost - 2,960 and 2,862	(78,366)	(76,764)
Total stockholders’ equity	16,008	30,658
Total liabilities and stockholders’ equity	$157,975	$217,959

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue, net
Direct	$34,749	$47,508	$116,353	$140,458
Fulfillment partner	204,989	197,912	623,847	600,545
Total net revenue	239,738	245,420	740,200	741,003
Cost of goods sold
Direct(1)	32,472	43,174	105,733	124,192
Fulfillment partner	168,893	160,868	506,240	486,583
Total cost of goods sold	201,365	204,042	611,973	610,775
Gross profit	38,373	41,378	128,227	130,228
Operating expenses:
Sales and marketing(1)	13,822	15,626	42,902	44,084
Technology(1)	17,171	14,186	50,639	42,312
General and administrative(1)	15,321	14,742	50,032	44,151
Restructuring	—	—	—	(136)
Total operating expenses	46,314	44,554	143,573	130,411
Operating loss	(7,941)	(3,176)	(15,346)	(183)
Interest income	23	55	121	111
Interest expense	(662)	(668)	(1,968)	(2,230)
Other income, net	553	387	962	1,410
Loss before income taxes	(8,027)	(3,402)	(16,231)	(892)
Provision (benefit) for income taxes	(240)	(44)	(202)	78
Net loss	$(7,787)	$(3,358)	$(16,029)	$(970)
Deemed dividend related to redeemable common stock	—	(23)	(12)	(99)
Net loss attributable to common shares	$(7,787)	$(3,381)	$(16,041)	$(1,069)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.33)	$(0.15)	$(0.69)	$(0.05)
Weighted average common shares outstanding—basic	23,276	23,060	23,253	23,006
Net loss per common share—diluted:
Net loss attributable to common shares—diluted	$(0.33)	$(0.15)	$(0.69)	$(0.05)
Weighted average common shares outstanding—diluted	23,276	23,060	23,253	23,006

(1) Includes stock-based compensation as follows (Note 8):
Cost of goods sold — direct	$47	$55	$134	$157
Sales and marketing	80	152	289	454
Technology	171	272	534	794
General and administrative	403	807	1,454	2,365
Total	$701	$1,286	$2,411	$3,770

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$30,658
Stock-based compensation to employees and directors	—	—	2,411	—	—	—	2,411
Common stock issued upon vesting of restricted stock	314	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	98	(1,602)	(1,602)
Lapse of rescission rights of redeemable common stock (Note 9)	46	—	582	—	—	—	582
Deemed dividend related to redeemable common stock (Note 9)	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	(16,029)	—	—	(16,029)
Balance at September 30, 2011	26,237	$2	$352,728	$(258,356)	2,960	$(78,366)	$16,008

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2011	2010	2011	2010
Cash flows from operating activities:
Net income (loss)	$(16,029)	$(970)	$(1,170)	$11,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,472	10,471	16,581	13,312
Realized loss on marketable securities	—	—	—	9
(Gain) Loss on disposition of fixed asset	—	14	(14)	13
Stock-based compensation to employees and directors	2,411	3,770	3,697	5,092
Amortization of debt discount	77	306	162	367
(Gain) loss from early extinguishment of debt	54	(346)	54	(346)
Restructuring reversals	—	(136)	(433)	(136)
Changes in operating assets and liabilities:
Restricted cash	159	1,872	159	1,743
Accounts receivable, net	5,115	3,252	(57)	1,012
Inventories, net	12,904	(11,018)	15,183	(12,358)
Prepaid inventories, net	667	168	1,296	905
Prepaids and other assets	(3,218)	(1,176)	(1,674)	(852)
Other long-term assets, net	12	(474)	271	(514)
Accounts payable	(24,775)	(30,837)	(3,253)	12,056
Accrued liabilities	(3,507)	(6,649)	567	1,098
Deferred revenue	(2,847)	85	430	1,550
Other long-term liabilities	205	(54)	(55)	(54)
Net cash provided by (used in) operating activities	(16,300)	(31,722)	31,744	34,654
Cash flows from investing activities:
Purchases of marketable securities	(119)	(100)	(155)	(100)
Purchases of intangible assets	(7)	(380)	(23)	(380)
Sale of marketable securities prior to maturity	—	—	—	(9)
Investment in precious metals	—	(1,657)	—	(1,657)
Expenditures for fixed assets, including internal-use software and website development	(6,344)	(19,317)	(7,538)	(20,583)
Net cash used in investing activities	(6,470)	(21,454)	(7,716)	(22,729)
Cash flows from financing activities:
Payments on capital lease obligations	(654)	(422)	(722)	(472)
Capitalized financing costs	(121)	—	(121)	(245)
Proceeds from finance obligations	1,429	14,577	3,235	14,577
Payments on finance obligations	(3,390)	—	(4,231)	—
Paydown on direct financing arrangement	(160)	(146)	(211)	(205)
Proceeds from long-term debt	17,000	—	17,000	—
Payments to retire convertible senior notes	(34,615)	(24,865)	(34,615)	(24,865)
Purchase of redeemable stock	—	—	(26)	—
Purchase of treasury stock	(1,602)	(821)	(1,606)	(828)
Exercise of stock options	—	1,504	(1)	1,530
Net cash used in financing activities	(22,113)	(10,173)	(21,298)	(10,508)
Net increase (decrease) in cash and cash equivalents	(44,883)	(63,349)	2,730	1,417
Cash and cash equivalents, beginning of period	124,021	139,757	76,408	74,991
Cash and cash equivalents, end of period	$79,138	$76,408	$79,138	$76,408
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$1,814	$1,598	$2,750	$2,898
Taxes paid	260	187	260	187
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$270	$910	$155	$910
Equipment acquired under finance obligations	5,077		5,676	—
Equipment and software acquired under capital lease obligations	—	6	—	—
Lapse of rescission rights of redeemable stock	582	—	842	—
Issuance of common stock from treasury for 401(k) matching contribution	—	87	—	256

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of September 30, 2011 and December 31, 2010 were $51.2 million and $121.8 million, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At September 30, 2011 and December 31, 2010, restricted cash was $2.4 million and $2.5 million, respectively, and was held primarily in money market accounts.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. We are party to a Financing and Security Agreement with U.S. Bank dated December 22, 2009 (as amended on August 19, 2011, the “Financing Agreement”). Our Financing Agreement is also carried at face value, which approximates its fair value due to its variable interest rate.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$53,543	$53,543	$—	$—
Trading securities held in a “rabbi trust” (1)	246	246
Total assets	$53,789	$53,789	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	249	249	—	—
Total liabilities	$249	$249	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$124,313	$124,313	$—	$—
Trading securities held in a “rabbi trust” (1)	148	148
Total assets	$124,461	$124,461	$—	$—
Liabilities:
Restructuring accrual (2)	$1,797	$—	$—	$1,797
Deferred compensation accrual “rabbi trust” (3)	154	154	—	—
Total liabilities	$1,951	$154	$—	$1,797

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

The estimated fair value of our 3.75% Convertible Senior Notes due 2011 (“Senior Notes”) outstanding at December 31, 2010 was $33.2 million on a carrying value of $34.5 million. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread. On September 21, 2011 we retired all of the outstanding Senior Notes (Note 4— Borrowings).

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management (Note 11—Employee Retirement Plan). Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $246,000 at September 30, 2011 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2011 and 2010.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $657,000 and $2.0 million at September 30, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the nine months ended September 30, 2011, which had no significant effect on results of operations for the period as most of the items had been previously reserved.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2011 and December 31, 2010, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories at September 30, 2011 and December 31, 2010 were $1.4 million and $2.1 million, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at September 30, 2011 and December 31, 2010 were $15.3 million and $11.7 million, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of goods sold - direct	$137	$277	$583	$912
Technology	3,766	3,296	11,009	8,930
General and administrative	307	253	880	629
Total depreciation and amortization, including internal-use software and website development	$4,210	$3,826	$12,472	$10,471

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

During the three months ended September 30, 2011 and 2010, we capitalized $2.3 million and $2.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.1 million and $1.6 million for those respective periods. During the nine months ended September 30, 2011 and 2010, we capitalized $7.8 million and $7.5 million, respectively, of such costs and had amortization of $6.1 million and $4.7 million for those respective periods.

Revenue recognition

We derive revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, advertisement revenue derived from our real estate listing business, which we removed from our site on June 30, 2011, from our cars listing business, and from advertising on our shopping, vacations and insurance pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 10—Business Segments).

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

We offer a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from consignment service to suppliers is included in fulfillment partner segment on a gross basis.

In April 2011, we began operating a vacations shopping site as part of our website where customers can purchase discount vacation packages. We also earn advertisement revenue from our vacations business. Revenue from the vacations businesses is included in the fulfillment partner segment on a net basis.

In July 2011, we began an insurance shopping service as part of our website where customers can shop for auto and home insurance and compare quotes from various insurance providers. Revenue generated from our insurance shopping site is included in the fulfillment partner segment on a net basis.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of September 30, 2011, we were offering products to customers in over 90 countries. We do not have operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from the international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Total revenues from International sales were $2.2 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively and $6.2 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-branded credit card program” below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer’s Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

If the return is not a result of a product defect, our error or our fulfillment partners’ error and the customer initiates a return of an unopened item within 30 days of delivery, for most products we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

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

Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through September 30, 2011, had our estimated returns equaled our actual returns, our net loss would have decreased approximately $1.5 million for the year ended December 31, 2007, our net loss would have increased approximately $725,000 for the year ended December 31, 2008, and our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and June 30, 2011.

The allowance for returns was $5.6 million and $11.5 million at September 30, 2011 and December 31, 2010, respectively. The decrease in the sales returns reserve at September 30, 2011 compared to December 31, 2010 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $129,000 and $125,000 at September 30, 2011 and December 31, 2010, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Total revenue, net	$239,738	100%	$245,420	100%	$740,200	100%	$741,003	100%
Cost of goods sold
Product costs and other cost of goods sold	189,074	79%	190,326	77%	573,204	78%	570,353	77%
Fulfillment and related costs	12,291	5%	13,716	6%	38,769	5%	40,422	5%
Total cost of goods sold	201,365	84%	204,042	83%	611,973	83%	610,775	82%
Gross profit	$38,373	16%	$41,378	17%	$128,227	17%	$130,228	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $11.7 million and $13.7 million during the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, advertising expenses totaled $35.9 million and $38.0 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $2.2 million and $2.9 million at September 30, 2011 and December 31, 2010, respectively.

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and other relevant factors. At September 30, 2011 and December 31, 2010, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

Comprehensive income (loss)

We had no items of comprehensive income or loss for the three or nine months ended September 30, 2011 and 2010. Accordingly, net income or loss for these periods is the same as comprehensive income or loss.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net loss	$(7,787)	$(3,358)	$(16,029)	$(970)
Deemed dividend related to redeemable common stock	—	(23)	(12)	(99)
Net loss attributable to common shares	$(7,787)	$(3,381)	$(16,041)	$(1,069)
Net loss per common share—basic:
Net loss attributable to common shares—basic	$(0.33)	$(0.15)	$(0.69)	$(0.05)
Weighted average common shares outstanding—basic	23,276	23,060	23,253	23,006
Effect of dilutive securities:
Stock options and restricted stock awards	—	—	—	—
Convertible senior notes	—	—	—	—
Weighted average common shares outstanding—diluted	23,276	23,060	23,253	23,006
Net loss attributable to common shares—diluted	$(0.33)	$(0.15)	$(0.69)	$(0.05)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options and restricted stock awards	985	1,242	985	1,242
Convertible senior notes	—	454	—	454

Accounting pronouncements issued not yet adopted

In September 2011, the FASB issued accounting pronouncement No. 2011-08, Intangibles—Goodwill and Other (FASB ASC Topic 350) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years, and interim periods beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

3. RESTRUCTURING EXPENSE

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows as of September 30, 2011 (in thousands):

	Balance 12/31/2010	Accretion Expense	Net Cash Payments	Balance 9/30/2011
Lease and contract termination	$1,797	$128	$(353)	$1,572

There were no restructuring charges or reversals during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, there were no restructuring charges. During the nine months ended September 30, 2010 we reversed $136,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

4. BORROWINGS

U.S. Bank Financing Agreements

We are a party to a Financing and Security Agreement with U.S. Bank dated December 22, 2009 (as amended on August 19,

2011, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $30 million in the aggregate (which amount includes any minimum liquidity required under the Master Lease Agreement) is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement. Concurrent to signing the amendment to the Financing Agreement, we also obtained a waiver from U.S. Bank, which prohibited us from forming any subsidiaries, in regards to our formed subsidiary Overstock.com Services, Inc.

The stated termination date of the Financing Agreement is December 31, 2012. The maximum amount potentially available under the Financing Agreement is $20 million, limited to $3 million for cash-collateralized revolving loans and other financial accommodations, and $17 million for advances supported by our non-cash collateral. As permitted by the Financing Agreement, during the quarter ended September 30, 2011, we used the entire $17 million available for advances supported by our non-cash collateral to fund the redemption of our then-outstanding Senior Convertible Notes due December 1, 2011. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigations.

Advances under the amended Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the amended Financing Agreement was 2.75% at September 30, 2011. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

In addition to the Financing Agreement, we are a party to a Master Lease Agreement and a Financial Covenants Rider and related documents (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc. — Technology Finance Group (“Lessor”), an affiliate of U.S. Bank National Association, which requires us to maintain a minimum liquidity (defined as cash plus marketable securities) of $30 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank National Association until all amounts owed under the Master Lease Agreement are paid in full. The Master Lease Agreement provides that we are permitted to withdraw the funds on deposit with U.S. Bank National Association at our discretion, although our failure to maintain a minimum liquidity of $30 million would be an Event of Default under the Master Lease Agreement, and an Event of Default under the Master Lease Agreement would cause an Event of Default under the Financing Agreement. Consequently, our failure to keep at least $30 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). At September 30, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

With certain exceptions, a termination fee of up to 0.75% of the non cash-collateralized portion of the facility is payable by us if we terminate the facility prior to its stated termination date.

The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement. In addition to the transactions contemplated by the Amendments and the Financing Agreement, we are a party to the Master Lease Agreement described herein, and use or intend to utilize other commercial banking services from U.S. Bank or its affiliates, including treasury management services, investment management services, and purchase card services.

Amounts outstanding under the Financing Agreement at September 30, 2011 and December 31, 2010 were $17.0 million and zero, respectively. Letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we entered into eleven additional leases; whereby we leased $8.2 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.29%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss on these leasing transactions.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases, excluding principal payments made for retirements of Senior Notes, on a trailing twelve-month basis). The “annualized ratio” shall be based on a four-quarter, rolling average of the current fiscal quarter and the immediately preceeding three fiscal quarters.

U.S. Bank has the contractual right to demand payment of all amounts outstanding under the Financing Agreement and Master Lease Agreement if we fail to comply with certain loan covenants. At September 30, 2011 our Total Fixed Charge Coverage annualized ratio was in excess of the required 1.20:1.00. However, based on the results for the first three quarters of 2011, it is likely that we will be out of compliance with the Total Fixed Charge Coverage ratio at December 31, 2011 unless current trends improve substantially. We have held initial and collegial discussions with U.S. Bank regarding this potential non-compliance.

Fixed assets included assets under finance obligations of $21.6 million and $16.0 million and accumulated depreciation of $8.4 million and $3.7 million at September 30, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under finance obligations was $1.7 million and $952,000 for the three months ended September 30, 2011 and 2010, respectively and $4.6 million and $2.3 for the nine months ended September 30, 2011 and 2010, respectively.

Future principal payments of finance obligations as of September 30, 2011 are as follows (in thousands):

Payments due by period
2011 (remainder)	$1,428
2012	5,942
2013	6,327
2014	5,646
2015	986
$20,329

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2011, $1.9 million was outstanding and $3.1 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Capital leases

We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2013.

Fixed assets included assets under capital leases of $1.7 million and accumulated depreciation of $1.2 million and $902,000, at September 30, 2011 and December 31, 2010, respectively. Depreciation expense of assets recorded under capital leases was $135,000 and $145,000 for the three months ended September 30, 2011 and 2010, respectively and $425,000 and $435,000 for the nine months ended September 30, 2011 and 2010, respectively.

Future payments of capital lease obligations as of September 30, 2011 are as follows (in thousands):

Payments due by period
2011 (remainder)	$82
2012	115
2013	3
Total minimum lease payments	200
Less: amount representing interest	12
Present value of capital lease obligations	188
Less: current portion	185
Capital lease obligations, non-current	$3

3.75% Convertible Senior Notes

In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the “Senior Notes”). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser’s discount and debt issuance costs. The discount and debt issuance costs were being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $44,000 and $56,000 during the three months ended September 30, 2011 and 2010, respectively and $104,000 and $190,000 during the nine months ended September 30, 2011 and 2010, respectively. Interest on the Senior Notes was payable semi-annually on June 1 and December 1 of each year. The Senior Notes were scheduled to mature on December 1, 2011 and were unsecured and ranked equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

We retired all of the Senior Notes that remained outstanding on September 21, 2011 for $24.5 million in cash, resulting in a loss of $26,000 on early extinguishment of debt, net of $26,000 of associated unamortized discount. We retired $34.6 million of the Senior Notes during the nine months ended September 30, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the nine months ended September 30, 2011, $10.1 million were held by Chou Associates Management Inc. (“Chou”) or an affiliate of Chou and $21.7 million were held by Fairfax Financial Holdings Limited (“Fairfax”) or an affiliate of Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount. We retired $25.4 million of the Senior Notes during the nine months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

As of September 30, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2011, are as follows (in thousands):

Payments due by period
2011 (remainder)	$2,333
2012	8,916
2013	8,206
2014	8,404
2015	6,818
Thereafter	1,564
$36,241

Rental expense for operating leases totaled $2.0 million and $2.0 million for the three months ended September 30, 2011 and 2010, respectively and $6.1 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively. Estimated sublease income of $624,000 is expected over the next four years of which $161,000 is anticipated to be received in the next 12 months.

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc. In September 2007, we filed an amended complaint adding two plaintiff shareholders, naming Lehman Brothers Holdings Inc. as a defendant, eliminating the previous claim of intentional interference with prospective economic advantage and clarifying various points of other claims in the original complaint. The suit alleged that the defendants, who control over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continue to cause dramatic distortions within the nature and amount of trading in our stock as well as dramatic declines in the share price of our stock. The suit asserts that a persistent large number of “fails to deliver” creates significant downward pressure on the price of a company’s stock and that the amount of “fails to deliver” has exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law, specifically, conversion, trespass to chattels, intentional interference with prospective economic advantage, and violations of California’s Unfair Business Practices Act. In April 2007, defendants filed a demurrer and motion to strike our complaint. We opposed the demurrer and motion to strike. In July 2007 the court substantially denied defendants’ demurrer and motion to strike. In November 2007, the defendants filed additional motions to strike. In February 2008, the court denied defendants’ motion to strike our claims under California’s Securities Anti-Fraud statute and defendants’ motion to strike our common law punitive damages claims, but granted in part the defendants’ motion to strike our claims under California’s Unfair Business Practices Act, while allowing our claims for injunctive relief under California’s Unfair Business Practices Act. Lehman Brothers Holdings filed for bankruptcy on September 15, 2008 and Barclays Bank purchased its investment banking and trading business. We elected not to pursue our claims against Lehman Brothers Holdings in the bankruptcy proceedings. Dislocations in the financial markets and economy could result in additional bankruptcies or consolidations that may impact the litigation or the ability to collect a judgment. On January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a motion to strike portions of the Second Amended Complaint regarding certain allegations of conspiracy among defendants and the request for punitive damages. Also, on January 12, 2009, Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Citigroup, Inc, Citigroup Global markets, Inc., Credit Suisse (USA) Inc., and Credit Suisse Securities (USA) LLC filed a demurrer to the first and second causes of action for conversion and trespass to chattels and a motion to strike various other allegations of the Second Amended Complaint. On March 19, 2009, the Court sustained the demurrer to first and second causes of action but granted leave to amend the complaint. The motion to strike was denied. On April 20, 2009, we amended our complaint against all the defendants, re-pleading conversion and trespass to chattels causes of action. Defendants again filed demurrer to the amended complaint and, on July 23, 2009, the court sustained the demurrer. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring the defendants to pay in the aggregate $4.5 million to plaintiffs. The other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. The court allowed the amendment, and defendants challenged the claim by demurrer. The court sustained the defendants’ demurrer. We thereafter submitted a proposed fifth amended complaint, which the court declined to allow. We recently entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. A trial date has been set for March 5, 2012. We intend to continue to vigorously prosecute this action.

On November 17, 2010 we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz recently joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The nature of the loss contingencies relating to claims that have been asserted against us are described above. The suit is in the discovery stage. We intend to vigorously defend this action.

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue our claims that the law is unconstitutional as applied. We are proceeding with an appeal of the Appellate Divisions ruling on our claim that the statute is unconstitutional on its face.

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

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $73,489 as of September 30, 2011.We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent patent, having to do with a communications protocol. Alcatel-Lucent may decide to challenge the jury’s verdict by appeal or otherwise.

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

On July 2, 2010, AdjustaCam LLC filed suit against us and 59 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering hinged apparatuses for supporting cameras. The case has been settled for an immaterial amount, on terms that are confidential and the case is now dismissed.

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

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2,300,000 and received in return transfers totaling at least $2,547,406. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its early stages. We filed a motion to dismiss on statute of limitations and other grounds. The court has not ruled upon the motion to dismiss. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

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

On September 11, 2011, Droplets, Inc. filed suit against us and eight other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering strings of programming code downloaded from a server to a client computer. We are in the process of answering the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On September 13, 2011, Select Retrieval LLC filed suit against us and 79 other defendants in the United States District Court for the District of Delaware for infringement of a patent covering the hierarchical display of interactive links on a webpage. We have not been served with the complaint, but intend to vigorously defend the case if served.

On September 15, 2009, we received a notice from the Securities and Exchange Commission (“SEC”) stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. We have cooperated and intend to continue to cooperate fully with the investigation.

We establish liabilities when a particular contingency is probable and estimable. As of September 30, 2011, we have accrued $1.3 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

7. STOCK AND DEBT REPURCHASE PROGRAM

We retired all of the Senior Notes that remained outstanding on September 21, 2011 for $24.5 million in cash, resulting in a loss of $26,000 on early extinguishment of debt, net of $26,000 of associated unamortized discount. We retired $34.6 million of the Senior Notes during the nine months ended September 30, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the nine months ended September 30, 2011, $10.1 million were held by Chou or an affiliate of Chou and $21.7 million were held by Fairfax or an affiliate of Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount. We retired $25.4 million of the Senior Notes during the nine months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

As of September 30, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended September 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 180 and 150 shares of our common stock for $2,000 and $3,000 respectively. For the nine months ended September 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 98,000 and 63,000 shares of our common stock for $1.6 million and $821,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

8. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	$13	$364	$194	$1,237
Restricted stock awards	688	922	2,217	2,533
Total stock-based compensation expense	$701	$1,286	$2,411	$3,770

Restricted stock awards

During the three and nine months ended September 30, 2011, the Compensation Committee of the Board of Directors approved grants of zero and 265,000 restricted stock awards to our officers, board members and employees, respectively. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2011, there were 578,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2011 was zero and $15.53, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2011 (in thousands):

	Nine months ended September, 30 2011
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	685	$12.08
Granted at fair value	265	15.53
Vested	(314)	12.16
Forfeited	(58)	14.31
Outstanding—end of period	578	$13.43

9. REDEEMABLE COMMON STOCK

In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances.

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

During the nine months ended September 30, 2011, we reclassified 46,000 shares or $582,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. At September 30, 2011, none of our shares were classified outside stockholder’s equity due to the expiration of potential rescission rights associated with those common shares. At December 31, 2010, approximately 46,000 shares or $570,000 of our common stock including interest were classified outside stockholders’ equity.

10. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended September 30, 2011 and 2010. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2011
Revenue, net	$34,749	$204,989	$239,738	$116,353	$623,847	$740,200
Cost of goods sold	32,472	168,893	201,365	105,733	506,240	611,973
Gross profit	$2,277	$36,096	$38,373	$10,620	$117,607	$128,227
Operating expenses			46,314			143,573
Other income (expense), net			(86)			(885)
Benefit for income taxes			(240)			(202)
Net loss			$(7,787)			$(16,029)

2010
Revenue, net	$47,508	$197,912	$245,420	$140,458	$600,545	$741,003
Cost of goods sold	43,174	160,868	204,042	124,192	486,583	610,775
Gross profit	$4,334	$37,044	$41,378	$16,266	$113,962	$130,228
Operating expenses			44,554			130,411
Other income (expense), net			(226)			(709)
Provision (benefit) for income taxes			(44)			78
Net loss			$(3,358)			$(970)

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

For the three and nine months ended September 30, 2011 and 2010, over 99% of sales were made to customers in the United States of America. At September 30, 2011 and December 31, 2010, all of our fixed assets were located in the United States of America.

11. EMPLOYEE RETIREMENT PLAN

In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For Company contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time the Company contribution is made. As of September 30, 2011, no Company contributions have been made into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a “rabbi trust,” which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust’s assets totaled $246,000, while the NQDC Plan’s liabilities totaled $249,000 at September 30, 2011. The assets and liabilities of the NQDC Plan were included in Other current and long-term assets, Accrued liabilities and Other long-term liabilities in the consolidated balance sheets. The gains and losses on the NQDC Plan’s assets were immaterial for the three and nine months ended September 30, 2011 and 2010.

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

•       our ability to retire or refinance our finance obligations and debt;

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

Overview

We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products through our Internet websites located at www.overstock.com, www.o.co and O.biz  (“Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, sometimes limited, inventory products to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (less than 1% of sales) sold internationally.

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a “direct” business and a “fulfillment partner” business. We currently offer approximately 245,000 non-BMMG products in 19 major departments, and approximately 706,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. Nearly all of our sales are to customers located in the United States. Less than 1% of our sales are made to international customers. During the nine months ended September 30, 2011 and 2010 no single customer accounted for more than 1% of our total revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah.

Fulfillment partner business

For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers (“fulfillment partners”) through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term “partner” or “fulfillment partner” does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 1,900 third parties who supply approximately 236,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

We began selling products through our Website to customers outside the United States in late August 2008. As of September 30, 2011, we were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Consignment

In September 2009, we began offering a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to our customer.

Revenue from our consignment service business is less than 1% of total net revenue and is included in the fulfillment partner segment.

Other businesses

We operate an online car listing service as part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions, post offers to purchase, and provides the means for purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. We also earn advertisement revenue derived from our cars business. Revenue from the cars businesses is included in the fulfillment partner segment on a net basis.

We operate an online site, O.biz, a website where customers and businesses can shop for bulk and business related items, while offering manufacturers, distributors and other retailers an alternative sales channel for liquidating their inventory. Revenue generated from our O.biz is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

In April 2011, we began operating a vacations shopping site as part of our website where customers can purchase discount vacation packages. We also earn advertisement revenue from our vacations business. Revenue from the vacations businesses is included in the fulfillment partner segment on a net basis.

In July 2011, we began operating an insurance shopping service as part of our website where customers can shop for auto and home insurance and compare quotes from various insurance providers. We also earn advertisement revenue from our insurance business. Revenue generated from our insurance shopping site is included in fulfillment partner segment on a net basis.

We operated an online auction service as part of our Website. In July 2011, we removed our Marketplace tab for auctions from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. Our Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We recorded only our listing fees and commissions for items sold as revenue. From time to time, we also sold items returned from our shopping business through our auction service, and for these sales, we recorded the revenue on a gross basis. Revenue from the auctions is included in the fulfillment partner segment.

We operated an online site for listing real estate for sale as part of our Website. On June 30, 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for listing real estate for sale were not significant to our business. The real-estate listing service allowed customers to search active listings across the country. Listing categories included foreclosures, live and on-line auctions, for sale by owner listings, broker/agent listings and numerous aggregated classified ad listings. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

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

•                  valuation of long-lived and intangible assets and goodwill; and

•                  loss contingencies.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, advertisement revenue derived from our real estate listing business, which we removed from our site on June 30, 2011, from our cars listing business, and from advertising on our shopping, vacations and insurance pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the three months ended September 30, 2011 (in thousands):

	Three months ended September 30, 2011
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	(Increase) Decrease Net Loss
2	$(8,883)	$(1,376)
1	$(3,830)	$(586)
As reported	As reported	As reported
-1	$2,656	$410
-2	$5,011	$772

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

We offer a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from consignment service to suppliers is included in fulfillment partner segment on a gross basis.

In April 2011, we began operating a vacations shopping site as part of our website where customers can purchase discount vacation packages. We also earn advertisement revenue from our vacations business. Revenue from the vacations businesses is included in the fulfillment partner segment on a net basis.

In July 2011, we began an insurance shopping service as part of our website where customers can shop for auto and home insurance and compare quotes from various insurance providers. Revenue generated from our insurance shopping site is included in fulfillment partner segment on a net basis.

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

International business

We began selling products through our website to customers outside the United States in August 2008. As of September 30, 2011, we were offering products to customers in over 90 countries. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our leased warehouses or from a fulfillment partner.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-branded credit card program” below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customers Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through September 30, 2011, had our estimated returns equaled our actual returns, our net loss would have decreased approximately $1.5 million for the year ended December 31, 2007, our net loss would have increased approximately $725,000 for the year ended December 31, 2008, and our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and June 30, 2011.

The allowance for returns was $5.6 million and $11.5 million at September 30, 2011 and December 31, 2010, respectively. The decrease in the sales returns reserve at September 30, 2011 compared to December 31, 2010 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $129,000 and $125,000 at September 30, 2011 and December 31, 2010, respectively.

Allowance for doubtful accounts

From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $657,000 and $2.0 million at September 30, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the nine months ended September 30, 2011, which had no significant effect on results of operations for the period as most of the items had been previously reserved.

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

Accounting for income taxes

We are subject to taxation from federal and state jurisdictions. Significant judgment is required in evaluating and estimating our tax positions and determining our provision and accruals for these taxes. As of September 30, 2011, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of September 30, 2011 and December 31, 2010, we have recorded a full valuation allowance of $83.5 million and $77.1 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carry forwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the assets are expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2011, and the year ended December 31, 2010.

Valuation of goodwill

Goodwill is not amortized, but must be tested for impairment at least annually. In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at September 30, 2011 and December 31, 2010.

There were no impairments to goodwill recorded during the nine months ended September 30, 2011, and the year ended December 31, 2010.

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

Accounting pronouncements issued not yet adopted

In September 2011, the FASB issued accounting pronouncement No. 2011-08, Intangibles—Goodwill and Other (FASB ASC Topic 350) that will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years, and interim periods beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

The key factors that affected financial results for the quarter ended September 30, 2011 were slightly lower revenues, lower gross margin, lower marketing expenditures and higher technology and G&A expenses.

Revenue for the quarter ended September 30, 2011 decreased by $5.7 million, or down 2% compared to quarter ending September 30, 2010. While visits to our website were up slightly year over year, conversion rates were lower, resulting in fewer orders. New customer growth fell approximately 8% for the quarter ended September 30, 2011 compared to last year. We believe that the decline in revenue is partially the result of a decrease in site wide promotions and email and affiliate channel couponing we did to shift resources to promoting our Club O loyalty program. In late Q3 2011, we increased the amount of email and affiliate coupons. We also believe that our current efforts to rebrand ourselves from Overstock.com to O.co may have contributed to the decline in revenue.

Revenue from our direct business fell by 27% while our fulfillment partner business increased by approximately 4%. The direct business accounted for 14% of total revenue this quarter compared to 19% for last year, and our fulfillment partner business increased from 81% to 86% of our total revenue. The primary reason for the decrease in direct revenue was a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

Gross profit declined by 7% compared to last year. This decline was the result of a decline in revenue and competitive pricing initiatives. In addition, warehousing costs and freight costs have increased relative to last year as a percentage of revenue in our direct business primarily as a result of declining direct sales volumes and a shift in sales mix away from the direct inventory-based model. All of these factors contributed to a 47% decline in our direct gross profit. Fulfillment partner gross profit declined by 3% compared to last year. Fulfillment partner gross profit accounted for over 94% of total gross profit, while direct gross profit fell to 6% compared to 10% last year.

Sales and marketing expense as a percentage of revenue decreased by 60 basis points to 5.8%. This decrease primarily results from our shift in marketing spending away from traditional advertising campaigns into Club O loyalty program promotions during the quarter.

Technology expenses increased 21% compared to last year primarily as a result of hiring of information technology related personnel. Headcount related expenses in G&A declined this quarter, but this was more than offset by an increase in legal expenses. Combined technology and G&A expenses increased by 12%.

Negative revenue and contribution growth and rising technology and G&A expenses resulted in a net loss of $7.8 million for the quarter, an increased loss of $4.4 million compared to Q3 2010.

We redeemed 100% of the outstanding Senior Convertible Notes on September 21, 2011. We funded this through a $17.0 million borrowing from US Bank and approximately $7.5 million of cash. We ended the quarter with $79.1 million in cash and cash equivalents and $18.4 million of working capital.

On a trailing twelve month basis, we experienced a $10.1 million year-over-year increase in free cash flow (See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities), from $14.1 million in Q3 2010 to $24.2 million this quarter. This was due primarily to $13.0 million less of incremental capital expenditures during the last twelve months compared to the twelve month period ending Q3 2010.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue, net
Direct	14.5%	19.4%	15.7%	19.0%
Fulfillment partner	85.5	80.6	84.3	81.0
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	13.5	17.6	14.3	16.7
Fulfillment partner	70.5	65.5	68.4	65.7
Total cost of goods sold	84.0	83.1	82.7	82.4
Gross profit	16.0	16.9	17.3	17.6
Operating expenses:
Sales and marketing	5.8	6.4	5.8	5.9
Technology	7.2	5.8	6.8	5.7
General and administrative	6.4	6.0	6.8	6.0
Restructuring	—	—	—	—
Total operating expenses	19.4	18.2	19.4	17.6
Operating loss	(3.4)	(1.3)	(2.1)	—
Interest income	—	—	—	—
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other income, net	0.2	0.2	0.1	0.2
Net loss before income taxes	(3.5)	(1.4)	(2.3)	(0.1)
Provision (benefit) for income taxes	(0.1)	—	—	—
Net loss	(3.4)%	(1.4)%	(2.3)%	(0.1)%

Comparisons of Three and Nine Months Ended September 30, 2011 to Three and Nine Months Ended September 30, 2010

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue, net
Direct	$34,749	$47,508	$(12,759)	(26.9)%	$116,353	$140,458	$(24,105)	(17.2)%
Fulfillment partner	204,989	197,912	7,077	3.6%	623,847	600,545	23,302	3.9%
Total revenue, net	$239,738	$245,420	$(5,682)	(2.3)%	$740,200	$741,003	$(803)	(0.1)%

The primary reasons for shrinking revenue for the three months ended September 30, 2011 were visits to our website were up slightly, conversion rates were lower resulting in fewer orders, and an 8% decrease in new customers compared to last year. We believe that the decline in revenue is partially the result of a decrease in site wide promotions and email and affiliate channel couponing we did to shift resources to promoting our Club O loyalty program. We also believe that our current efforts to rebrand ourselves from Overstock.com to O.co may have contributed to the decline in revenue. The primary reasons for flat revenue for the nine months ended September 30, 2011 were largely the same as those noted above. We also believe that the Google penalty described below that occurred during the first half of 2011 was another reason for flat revenue.

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

The primary reason for the decrease in direct revenue for the three and nine months ended September 30, 2011 was a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in fulfillment partner revenue for the three and nine months ended September 30, 2011 was primarily due to an increase in sales of home and garden products, and the shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model.

The shift of business from direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for “appropriate” mix or percentages for the size of either.

Total revenues from International sales were $2.2 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively and $6.2 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively.

See “Executive Commentary” above for additional discussion regarding revenue.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenue, net
Direct	$34,749	$47,508	$(12,759)	(26.9)%	$116,353	$140,458	$(24,105)	(17.2)%
Fulfillment partner	204,989	197,912	7,077	3.6%	623,847	600,545	23,302	3.9%
Total net revenues	$239,738	$245,420	$(5,682)	(2.3)%	$740,200	$741,003	$(803)	(0.1)%
Cost of goods sold
Direct	$32,472	$43,174	$(10,702)	(24.8)%	$105,733	$124,192	$(18,459)	(14.9)%
Fulfillment partner	168,893	160,868	8,025	5.0%	506,240	486,583	19,657	4.0%
Total cost of goods sold	$201,365	$204,042	$(2,677)	(1.3)%	$611,973	$610,775	$1,198	0.2%
Gross Profit
Direct	$2,277	$4,334	$(2,057)	(47.5)%	$10,620	$16,266	$(5,646)	(34.7)%
Fulfillment partner	36,096	37,044	(948)	(2.6)%	117,607	113,962	3,645	3.2%
Total gross profit	$38,373	$41,378	$(3,005)	(7.3)%	$128,227	$130,228	$(2,001)	(1.5)%

Gross margins for the past seven quarterly periods and fiscal year ending 2010 were:

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010	Q1 2011	Q2 2011	Q3 2011
Direct	13.8%	11.7%	9.1%	9.0%	10.7%	10.7%	9.6%	6.6%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%	20.7%	18.1%	17.6%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%	18.9%	16.9%	16.0%

The decrease in direct gross margin for the three months ended September 30, 2011 is primarily due to competitive pricing initiatives as well as higher freight and warehouse costs as a percentage of revenue. The decrease in direct gross margin for the nine months ended September 30, 2011 is primarily due to competitive pricing initiatives, and higher freight and warehouse related costs as a percentage of revenue, offset in part by a favorable sales mix shift into higher margin categories such as Home & Garden.

The decrease in fulfillment partner gross margin for the three and nine months ended September 30, 2011 is primarily due to competitive pricing initiatives.

During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $816,000 for the year ended December 31, 2010 (of which $136,000 and $724,000 related to the three and nine months ended September 30, 2010, respectively) and $14,000 and $70,000 for the three and nine months ended September 30, 2011, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

The other factors described above, such as operational and fulfillment costs did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $47,000 and $55,000 for the three months ended September 30,

2011 and 2010, respectively and $134,000 and $157,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Total revenue, net	$239,738	100%	$245,420	100%	$740,200	100%	$741,003	100%
Cost of goods sold
Product costs and other cost of goods sold	189,074	79%	190,326	77%	573,204	78%	570,353	77%
Fulfillment and related costs	12,291	5%	13,716	6%	38,769	5%	40,422	5%
Total cost of goods sold	201,365	84%	204,042	83%	611,973	83%	610,775	82%
Gross profit	$38,373	16%	$41,378	17%	$128,227	17%	$130,228	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment and related costs as a percentage of revenue during the three or nine months ended September 30, 2011.

See “Gross profit and gross margin” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales. The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Sales and marketing expenses	$13,822	$15,626	$(1,804)	(11.5)%	$42,902	$44,084	$(1,182)	(2.7)%
Sales and marketing expenses as a percent of net revenues	5.8%	6.4%			5.8%	5.9%

Sales and marketing expenses as a percentage of revenue decreased by 60 and 10 basis points for the three and nine months ended September 30, 2011, respectively. This is primarily related to the shift away from traditional advertising campaigns, into Club O loyalty program promotions (that are accounted for as a reduction of revenue) during the quarter.

Sales and marketing expenses include stock-based compensation expense of $80,000 and $152,000 for the three months ended September 30, 2011 and 2010, respectively and $289,000 and $454,000 for the nine months ended September 30, 2011 and 2010, respectively.

Costs associated with our Club O loyalty program, discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales growth and gross margin. We consider our Club O loyalty program, discounted shipping and other promotions to be effective marketing tools, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

The following table reflects our technology expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Technology expenses	$17,171	$14,186	$2,985	21.0%	$50,639	$42,312	$8,327	19.7%
Technology expenses as a percent of net revenues	7.2%	5.8%			6.8%	5.7%

The $3.0 million increase for the three months ended September 30, 2011 is primarily due to a $1.3 million increase in compensation expense (primarily due to increases in staffing) and approximately $470,000 in increased depreciation expense due to higher technology capital spending last year.

The $8.3 million increase for the nine months ended September 30, 2011 is primarily due to a $4.4 million increase in compensation expense (primarily due to increases in staffing), and a $2.1 million increase in depreciation expense.

Technology expenses include stock-based compensation expense of $171,000 and $272,000 for the three months ended September 30, 2011 and 2010, respectively and $534,000 and $794,000 for the nine months ended September 30, 2011 and 2010, respectively

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
General and administrative expenses	$15,321	$14,742	$579	3.9%	$50,032	$44,151	$5,881	13.3%
General and administrative expenses as a percent of net revenues	6.4%	6.0%			6.8%	6.0%

The $579,000 increase in general and administrative expenses (“G&A”) for the three months ended September 30, 2011 is primarily due to an increase of $870,000 in legal fees, partially offset by a reduction of $455,000 in compensation expense (primarily due to decreases in staffing).

The $5.9 million increase in general and administrative expenses for the nine months ended September 30, 2011 is primarily due to a $4.4 million increase in legal fees, a $1.1 million increase in compensation expense (primarily due to increases in staffing) and $863,000 in new facilities expense from the expansion of our facilities.

G&A expenses include stock-based compensation expense of approximately $403,000 and $807,000 for the three months ended September 30, 2011 and 2010, respectively and $1.5 million and $2.4 million for the nine months ended September 30, 2011 and 2010.

Restructuring

There were no restructuring charges or reversals during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, there were no restructuring charges. During the nine months ended September 30, 2010 we reversed $136,000 of lease termination costs liability due to changes in our estimate of sublease income, primarily as a result of entering into a sublease agreement for previously vacant space.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of goods sold - direct	$137	$277	$583	$912
Technology	3,766	3,296	11,009	8,930
General and administrative	307	253	880	629
Total depreciation and amortization, including internal-use software and website development	$4,210	$3,826	$12,472	$10,471

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in short-term investments. Interest income for the three months ended September 30, 2011 and 2010 totaled $23,000 and $55,000, respectively and $121,000 and $111,000 for the nine months ended September 30, 2011 and 2010, respectively.

Interest expense

Interest expense is largely related to interest incurred on our Senior Notes, our finance obligations and our capital leases. Interest expense for the three months ended September 30, 2011 and 2010 totaled $662,000 and $668,000, respectively and $2.0 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Other income, net

Other income, net for the three months ended September 30, 2011 and 2010 totaled $553,000 and $387,000, respectively and $962,000 and $1.4 million for the nine months ended September 30, 2011 and 2010, respectively. The increases in other income, net during the three and nine months are primarily due to increased gift card breakage, offset in part by no extinguishments of Senior Notes with accompanying gains on the buyback during the three and nine months ended September 30, 2011 when compared to the same period in 2010.

Income taxes

Our provisions (benefit) for income taxes for the three months ended September 30, 2011 and 2010 totaled ($240,000) and ($44,000), respectively and ($202,000) and $78,000 for the nine months ended September 30, 2011 and 2010, respectively. The overall benefit for three and nine months ended September 30, 2011 was from a change in accounting method for tax, primarily related to internally capitalized software. As of September 30, 2011 and December 31, 2010 we had federal net operating loss carry forwards of approximately $190.5 million and $174.3 million, respectively, and state net operating loss carry forwards of approximately $174.3 million and $158.1 million, respectively, which may be used to offset future taxable income. However, we may have experienced ownership changes under Internal Revenue Code Section 382 that would limit our ability to fully use our net operating losses.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	$265,470	234,992	239,738	N/A
2010	264,330	$231,253	$245,420	$348,870

Liquidity and Capital Resources

Current sources of liquidity

While we believe that the cash and cash equivalents currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months; we may require additional financing. There can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2011, our cash and cash equivalents balance was $79.1 million.

Cash flow information is as follows:

	Nine months ended September 30,		Twelve months ended September 30,
	2011	2010	2011	2010
Cash provided by (used in):
Operating activities	$(16,300)	$(31,722)	$31,744	$34,654
Investing activities	(6,470)	(21,454)	(7,716)	(22,729)
Financing activities	(22,113)	(10,173)	(21,298)	(10,508)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2011 and 2010, was ($22.6) million and ($51.0) million, respectively and $24.2 million and $14.1 million for the twelve months ended September 30, 2011 and 2010, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the nine months ended September 30, 2011 and 2010, our operating activities resulted in net cash outflows of $16.3 million and $31.8 million, respectively.

Cash received from customers generally corresponds to our net sales as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

The $16.3 million of net cash used in operating activities during the nine months ended September 30, 2011 was primarily for payments of accounts payable of $24.8 million following the holiday season and a decrease in accrued liabilities of $3.5 million, an increase of $3.2 million in prepaid and other assets, partially offset by a decrease of $12.9 million in inventories and a reduction in accounts receivable of $5.1 million.

The $31.7 million of net cash used in operating activities during the nine months ended September 30, 2010 was primarily for payments of accounts payable of $30.8 million following the holiday season and a decrease in accrued liabilities of $6.6 million, an increase of $11.0 million in inventories in preparation for the holiday shopping season, partially offset by a reduction in accounts receivable of $3.3 million.

During the nine months ended September 30, 2010, one of our credit card processors refunded the full $1 million reserve that it previously held at December 31, 2009. The credit card processor may re-impose a reserve at any time based on its assessment of the inherent risks of credit card processing and its assessment of the risks of processing our customers’ credit cards. Any establishment of or increase in the amount of the reserve established by the processor could have an adverse effect on our cash flow, and any material unexpected increase could have a material adverse effect on our liquidity, business, prospects, results of operations and financial condition. At September 30, 2011 our credit card processors held a reserve of $216,000.

Cash flows from investing activities.

For the nine months ended September 30, 2011 and 2010, investing activities resulted in net cash outflows of $6.5 million and

$21.5 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the nine months ended September 30, 2011 and 2010, financing activities resulted in net cash outflows of $22.1 million and $10.2 million, respectively.

The $22.1 million used in financing activities during the nine months ended September 30, 2011 resulted primarily from $34.6 million used for retirement of long-term debt, $3.4 million in payments on finance obligations and $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $17.0 million in proceeds from long-term debt.

The $10.2 million used in financing activities during the nine months ended September 30, 2010 resulted primarily from $24.9 million used for retirement of long-term debt, partially offset by $14.6 million in proceeds from finance obligations and $1.5 million in proceeds from the exercise of stock options.

Stock and Debt Repurchase Program

We retired all of the Senior Notes that remained outstanding on September 21, 2011 for $24.5 million in cash, resulting in a loss of $26,000 on early extinguishment of debt, net of $26,000 of associated unamortized discount. We retired $34.6 million of the Senior Notes during the nine months ended September 30, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the nine months ended September 30, 2011, $10.1 million were held by Chou or an affiliate of Chou and $21.7 million were held by Fairfax or an affiliate of Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $16.1 million of the Senior Notes during the three months ended September 30, 2010 for $15.8 million in cash, resulting in a gain of $141,000 on early extinguishment of debt, net of $92,000 of associated unamortized discount. We retired $25.4 million of the Senior Notes during the nine months ended September 30, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

As of September 30, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

During the three months ended September 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 180 and 150 shares of our common stock for $2,000 and $3,000 respectively. For the nine months ended September 30, 2011 and 2010, we withheld from vesting restricted stock awards a total of 98,000 and 63,000 shares of our common stock for $1.6 million and $821,000 respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Redeemable Common Stock

In June 2009, we discovered that we had inadvertently issued 203,737 more shares of our common stock in connection with our 401(k) plan than had been registered with the Securities and Exchange Commission for offer in connection with the 401(k) plan. These shares were contributed to or otherwise acquired by participants in the 401(k) plan between August 16, 2006, and June 17, 2009. As a result, certain participants in the 401(k) plan may have had rescission rights relating to the unregistered shares, although we believe that the federal statute of limitations applicable to any such rescission rights would be one year, and that the statute of limitations had already expired at June 30, 2009 with respect to most of the inadvertent issuances.

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

During the nine months ended September 30, 2011, we reclassified 46,000 shares or $582,000 of common stock from temporary to permanent equity due to the expiration of potential rescission rights. At September 30, 2011, none of our shares were classified outside stockholder’s equity due to the expiration of potential rescission rights associated with those common shares. At December 31, 2010, approximately 46,000 shares or $570,000 of our common stock including interest were classified outside stockholders’ equity.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Finance obligations	1,428	5,942	6,327	5,646	986	—	20,329
Interest on finance obligations	303	984	599	201	14	—	2,101
Capital lease obligations	82	115	3	—	—	—	200
Long-term debt	—	17,000	—	—	—	—	17,000
Interest on long-term debt (1)	117	468	—	—	—	—	585
Operating leases	2,333	8,916	8,206	8,404	6,818	1,564	36,241
Naming rights	—	1,236	1,273	1,311	1,351	1,391	6,562
Purchase obligations	15,726	574	—	—	—	—	16,300
Total contractual cash obligations	$19,989	$35,235	$16,408	$15,562	$9,169	$2,955	$99,318

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2011	2012	2013	2014	2015	Thereafter	Total
Letters of credit	$2,374	$—	$—	$—	$—	$—	$2,374

(1)          Interest on long-term debt is variable based on one-month LIBOR plus 2.50%. At September 30, 2011, the interest rate was 2.75%.

Naming rights

During the nine months ended September 30, 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name the Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2011. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $297,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Recommendation Algorithm Development Contest

During the nine months ended September 30, 2011, we announced two contests offering cash prizes of up to $1.3 million for each contest period to the researcher or research team who can design and develop a recommendation algorithm which provides a minimum of 1% increase in sales as compared to our existing algorithm. The contest periods end March 31, 2012 and September 30, 2012 and the cash prizes, if any, would be awarded at those times.

Borrowings

U.S. Bank Financing Agreements

We are a party to a Financing and Security Agreement with U.S. Bank dated December 22, 2009 (as amended on August 19, 2011, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $30 million in the aggregate (which amount includes any minimum liquidity required under the Master Lease Agreement) is maintained on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement. Concurrent to signing the amendment to the Financing Agreement, we also obtained a waiver from U.S. Bank, which prohibited us from forming any subsidiaries, in regards to our formed subsidiary Overstock.com Services, Inc.

The stated termination date of the Financing Agreement is December 31, 2012. The maximum amount potentially available under the Financing Agreement is $20 million, limited to $3 million for cash-collateralized revolving loans and other financial accommodations, and $17 million for advances supported by our non-cash collateral. As permitted by the Financing Agreement, during the quarter ended September 30, 2011, we used the entire $17 million available for advances supported by our non-cash collateral to fund the redemption of our then-outstanding Senior Convertible Notes due December 1, 2011. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation.

Advances under the amended Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the amended Financing Agreement was 2.75% at September 30, 2011. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

In addition to the Financing Agreement, we are a party to a Master Lease Agreement and a Financial Covenants Rider and related documents (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc. — Technology Finance Group (“Lessor”), an affiliate of U.S. Bank National Association, which requires us to maintain a minimum liquidity (defined as cash plus marketable securities) of $30 million in the aggregate (which amount includes any minimum liquidity required under the Financing Agreement) at all times on deposit with U.S. Bank National Association until all amounts owed under the Master Lease Agreement are paid in full. The Master Lease Agreement provides that we are permitted to withdraw the funds on deposit with U.S. Bank National Association at our discretion, although our failure to maintain a minimum liquidity of $30 million would be an Event of Default under the Master Lease Agreement, and an Event of Default under the Master Lease Agreement would cause an Event of Default under the Financing Agreement. Consequently, our failure to keep at least $30 million on deposit in certain accounts with U.S. Bank would constitute a “triggering event” under the Financing Agreement. If a triggering event occurs, we would become subject to financial covenants (i) limiting our capital expenditures to $20 million annually, and (ii) requiring us to maintain a Financing Agreement defined fixed charges coverage ratio of at least 1.10 to 1.00 as of the end of any fiscal quarter for the period of the prior four quarters. The occurrence of a triggering event could also result in a decrease in the amount available to us under the non cash-collateralized portion of the facility, as availability would then depend, in part, on the Borrowing Base (as defined in the Financing Agreement). At September 30, 2011, we had $30.0 million in compensating cash balances held at U.S. Bank.

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

With certain exceptions, a termination fee of up to 0.75% of the non cash-collateralized portion of the facility is payable by us if we terminate the facility prior to its stated termination date.

The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement. In addition to the transactions contemplated by the Amendments and the Financing Agreement, we are a party to the Master Lease Agreement described herein, and use or intend to utilize other commercial banking services from U.S. Bank or its affiliates, including treasury management services, investment management services, and purchase card services.

Amounts outstanding under the Financing Agreement at September 30, 2011 and December 31, 2010 were $17.0 million and zero, respectively. Letters of credit totaling $2.4 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

On September 17, 2010 we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bancorp Equipment Finance, Inc.-Technology Finance Group (“Lessor”), an affiliate of U.S. Bank. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware (the “IT Assets”) to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling approximately $16.4 million. Subsequently, we entered into eleven additional leases; whereby we leased $8.2 million in IT Assets and financed certain software licenses for a period of 48 months directly from the Lessor. We have the right to repurchase the IT Assets at the end of the 48-month term for $1.00. In addition, we have the right to repurchase the IT Assets and terminate the Master lease Agreement twelve months following the initial term, or under certain situations where there is a change in control of the Lessor, defined as a circumstance where the Lessor merges, or sells substantially all of its assets, or another entity acquires more than 25% of the ownership interests of Lessor or Lessor’s parent. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate under the Master Lease Agreement is 6.29%. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss on these leasing transactions.

The Master Lease Agreement requires us to maintain a minimum Total Fixed Charge Coverage annualized ratio of at least 1.20:1.00, based on operating results, measured at the end of each fiscal quarter. “Total Fixed Charge Coverage” is defined as our EBITDAR (which is defined to mean earnings before interest expense, tax expense or benefit, depreciation expense, amortization expense and rent (defined as payments for real property leases and other operating leases)) less the aggregate amount of federal, state, local and/or foreign income taxes accrued less declared dividends less 50% of depreciation expense divided by our (rental expense plus interest expense plus required principal payments including capitalized leases, excluding principal payments made for retirements of Senior Notes, on a trailing twelve-month basis). The “annualized ratio” shall be based on a four-quarter, rolling average of the current fiscal quarter and the immediately preceeding three fiscal quarters.

U.S. Bank has the contractual right to demand payment of all amounts outstanding under the Financing Agreement and Master Lease Agreement if we fail to comply with certain loan covenants. At September 30, 2011 our Total Fixed Charge Coverage annualized ratio was in excess of the required 1.20:1.00. However, based on our results for the first three quarters of 2011, it is likely that we will be out of compliance with the Total Fixed Charge Coverage ratio at December 31, 2011 unless current trends improve substantially. We have held initial and collegial discussions with U.S. Bank regarding this potential non-compliance.

U.S. Bank Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2011, $1.9 million was outstanding and $3.1 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Long-term debt arrangements and interest

We have a Financing Agreement with U.S. Bank and Master Lease Agreement with an affiliate of U.S. Bank, see Item 1 of Part I, “Financial Statements (Unaudited)” —Note 4— “Borrowings” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference.

On September 21, 2011 we redeemed all of the outstanding Senior Notes, see Item 1 of Part I, “Financial Statements (Unaudited)” —Note 7— “Stock and Debt Repurchase Program contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference.

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

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total revenue	$239,738	$245,420	$740,200	$741,003
Cost of goods sold	201,365	204,042	611,973	610,775
Gross profit	38,373	41,378	128,227	130,228
Less: Sales and marketing expense	13,822	15,626	42,902	44,084
Contribution	$24,551	$25,752	$85,325	$86,144
Contribution margin	10.2%	10.5%	11.5%	11.6%

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

	Nine months ended September 30,		Twelve months ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in) operating activities	$(16,300)	$(31,722)	$31,744	$34,654
Expenditures for fixed assets, including internal-use software and website development	(6,344)	(19,317)	(7,538)	(20,583)
Free cash flow	$(22,644)	$(51,039)	$24,206	$14,071

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

At September 30, 2011, we had $81.5 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $815,000 on our earnings or loss or cash flows of these instruments.

At September 30, 2011, we had $17.0 million outstanding under our long-term debt, and letters of credit totaling $2.4 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $194,000 on our earnings or loss or cash flows of these instruments. We have entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

We are subject to cybersecurity risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or both. If an actual or perceived breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

Most of our customers use credit cards to pay for their purchases. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised. Data breaches can also occur as a result of non-technical issues.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our business would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

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

Our insurance business is a relatively new business that may not succeed in the long-term.

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

The law regarding the potential liability of an online service providing a platform for sales of insurance products is not clear. The platform of the insurance business site is accessible to insurance product vendors who have insurance products for sale, and which describe these products to customer and inform them of other important information related to the insurance products and the companies which sell them. We have no ability to know whether the information insurance sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot rule out the possibility that insurance sellers will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions using our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the O.co and Overstock.com brand names generally.

We have significant indebtedness.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our indebtedness, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing our debt, or reducing or delaying capital investments. Additional funds or alternative financing may not be available to us on acceptable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse affect on our business, prospects, financial condition and results of operations.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We do not currently collect sales or other similar taxes for physical shipments of goods into states where we do not have a physical presence or “nexus”. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment centers and customer service center networks, or any other operation of the company, establishing a physical presence in states where we are not now present, may result in additional sales and other tax obligations. In at least one state, New York, we have contested the constitutionality of a law requiring Internet retailers to collect and remit New York sales taxes on their New York sales though they have no physical presence or “tax nexus” in New York, if the retailer uses the services of New York based Internet advertisers. The trial court dismissed our challenge, and on appeal, the appellate court has partially affirmed the trial court. We intend to continue to pursue this legal challenge through appeal. Other states have passed similar Internet affiliate advertising statutes, and in those states we have terminated our use of locally based Internet advertisers. There are other states that currently have similar tax proposals under consideration. If such laws survive constitutional challenge, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law. There are also in the U.S. Congress proposals to allow states to require out-of-state retailers to collect and remit sales tax. Should Congress enact such a law, requiring us to collect and remit state sales tax in one or more states in which we do not now collect and remit taxes, our business could harmed.

At least one state, Ohio, asserts that we should pay a commercial activity tax because we sell merchandise in Ohio, even though we have no physical presence there. We challenged in Ohio state court the constitutionality of the commercial activity tax; however, the court declined the case for the reason that it was not a ripe controversy. The State of Ohio has since assessed us $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $73,489 as of September 30, 2011.We believe the assessment to be wrong and are contesting the assessment. If Ohio is successful and its assessment withstands constitutional challenge in both administratively and in court appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

The States of Colorado, South Dakota and Oklahoma have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases. In Colorado, the law requires vendors to notify Colorado purchasers annually by U.S. mail of all their annual purchases, and provide to the State of Colorado the same information in the first quarter of the year for previous year’s purchases. On January 26, 2011, a federal court in Colorado, citing constitutional concerns and noting that a party challenging the constitutionality of the Colorado law would have a likelihood of success at trial, granted a preliminary injunction preventing the Colorado Department of Revenue from enforcing the provisions of the Colorado law. Notwithstanding, other states may enact legislation similar to these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, or by such detailed notices, or the threat of invasion of privacy, discourage customers from making purchases over the Internet.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	—		$—	—	$—
August 1, 2011 to August 31, 2011	180		12.92	—	—
September 1, 2011 to September 30, 2011	—		—	—	—
Total	180	(1)		—	$—

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

101

The following financial information from our Quarterly Report on From 10-Q for the third quarter of fiscal 2011, filed with the SEC on October 27, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

10.32

First Amendment to Financing Agreement and Waiver dated as of August 19, 2011; amending Financing Agreement dated December 22, 2009 (the “Financing Agreement”) with U.S. Bank National Association (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed August 22, 2011).

10.33

Revolving Note (Regular Advances) dated as of August 19, 2011 pursuant to the Financing Agreement (incorporated by reference to exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) filed August 22, 2011).

10.34

Revolving Note (Cash Secured Advances) dated as of August 19, 2011 pursuant to the Financing Agreement (incorporated by reference to exhibit 10.3 to our Report on Form 8-K (File No. 000-49799) filed August 22, 2011).

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

Date: October 27, 2011	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management