Form 10-K
period 2011-12-31
OVERSTOCK.COM, INC
filed 2012-03-02
CIK 1130713

Use these links to rapidly review the document

PART IV
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2011), was approximately $162.4 million based upon the last sales price reported by NASDAQ. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

          As of February 10, 2012 there were 23,387,288 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

        O, Overstock.com, O.com, O.co, Omail, Club O rewards, Main Street Revolution, Worldstock Fair Trade, Worldstock are registered trademarks, and Club O, O.biz, Savings Engine are trademarks of Overstock.com, Inc. The Overstock.com, Club O, and Worldstock Fair Trade logos are also registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

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

  •
  our ability to retire or refinance our debt;

  •
  our plans for international markets;

  •
  our plans for changes to our business;

  •
  our beliefs regarding current or future litigation or regulatory actions;

  •
  our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

  •
  our beliefs regarding the adequacy of our insurance coverage;

  •
  the adequacy of our infrastructure, including our backup facilities and our disaster planning;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

  •
  our beliefs regarding the adequacy of our customer service capabilities;

  •
  our beliefs and expectations regarding the adequacy of our office and warehouse facilities;

  •
  our expectations regarding our travel shopping service, our insurance shopping service, our international sales efforts, our car listing service and our community site, and the anticipated functionality and results of operations of any of them;

  •
  our belief that we and our fulfillment partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services.

ii

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Annual Report on Form 10-K for the year ended December 31, 2011, including those described in Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Introduction

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We are also a channel through which customers can purchase cars, insurance and travel products and services. We sell advertising. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the three websites and the process of order fulfillment described herein are the same for all three websites.

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

        As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

        We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 251,000 non-BMMG products and approximately 637,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. We have car, insurance and travel listing businesses through which cars, insurance and travel-related products and services may be purchased from vendors. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2011 and 2010 no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the year ended December 31, 2011, we fulfilled approximately 16% of our order volume through our warehouses. Our warehouses generally ship between 4,000 and 7,000 orders per day and up to approximately 10,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,000 third parties who supply approximately 242,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2011, we were offering products to customers in over 105 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our sales are made to international customers.

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

        In April 2011, we again began operating a travel shopping site as part of our Website where customers can purchase discount travel packages, flights, rental cars and other travel-related products and services. We also earn advertisement revenue from our travel business. Revenue from the travel businesses is included in the fulfillment partner segment on a net basis.

        In July 2011, we began operating an insurance shopping service as part of our Website where customers can shop for auto and home insurance and compare quotes from various insurance providers. We also earn advertisement revenue from our insurance business. Revenue generated from our insurance shopping site is included in fulfillment partner segment on a net basis.

        Prior to July 2011, we operated an online auction service as part of our Website. In July 2011, we removed our Marketplace tab for auctions from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. Our Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We recorded only our listing fees and commissions for items sold as revenue. From time to time, we also sold items returned from our shopping business through our auction service, and for these sales, we recorded the revenue on a gross basis. Revenue from the auctions is included in the fulfillment partner segment.

        Prior to June 2011, we operated an online site for listing real estate for sale as part of our Website. In June 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for listing real estate for sale were not significant to our business. The real-estate listing service allowed customers to search active listings across the country. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

        Prior to June 2011, we operated Eziba.com, a private sale website featuring home décor products, jewelry, apparel and accessories from many leading brands. In June 2011, we turned off the Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our websites, O.co and Overstock.com.

        Revenue from our other businesses is less than 1% of total net revenues.

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

Products

Online Products

        Our Website is organized into five main sections: Shopping, Cars, Travel, Insurance, and Business to Business. The Shopping section is organized into 18 main departments: Home & Garden, Furniture, Bedding & Bath, Clothing & Shoes, Electronics, Jewelry, Watches, Sports and Outdoors, Books Media Music & Games, Luggage, Worldstock Fair Trade, Health & Beauty, Baby, Crafts & Sewing, Office, Gifts & Flowers, Toys & Hobbies, and Pets. Worldstock Fair Trade is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market. We have specialty departments, such as Main Street Revolution. Main Street Revolution is our marketplace that enables small and minority-owned businesses to offer their products to a mass audience by selling on our websites.

        For the years ended December 31, 2011, 2010 and 2009, the percentages of gross sales contributed by similar classes of products were as follows:

Product Class	2011	2010	2009
Home and garden(1)	58%	55%	53%
Jewelry, watches, clothing and accessories	20%	23%	24%
BMMG, electronics and computers	10%	11%	14%
Other	12%	11%	9%

Total	100%	100%	100%

(1)
Home and garden includes home décor, bedding, bath, furniture, housewares, garden, patio and other related products.

        From time-to-time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

Sales and Marketing

        We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, social coupon websites, banners, e-mail, direct mail, viral and social media campaigns, and we are able to monitor and evaluate their results. We seek to identify and eliminate campaigns that do not meet our expectations. We also do brand advertising through television, radio, and print ads. We generally develop these campaigns internally.

Customer Service

        We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry. As a result of this commitment, in each of the last six years we have ranked in the top four companies in customer service rankings among all U.S. retailers, according to rankings published in the NRF Foundation/American Express Customer Service Survey.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure resides at a co-location facility in Salt Lake City. We also have a second data center near our corporate headquarters which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

Competition

        Internet retail is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

  •
  price;

  •
  product quality and selection;

  •
  shopping convenience;

  •
  website organization and load speed;

  •
  order processing and fulfillment;

  •
  order delivery time;

  •
  customer service; and

  •
  brand recognition.

        We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online general retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;

  •
  private sale sites such as Rue La La and Gilt Groupe;

  •
  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Zappos.com; and

  •
  traditional general merchandise and specialty retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., Costco Wholesale Corporation, J.C. Penney Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc., Home Depot, Inc. and Barnes and Noble, Inc., which also have an online presence.

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

Seasonality

        Our business is affected by seasonality because of the holiday retail reason, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 29.8%, 32.0% and 36.8% of our annual revenue during the fourth quarter of 2011, 2010, and 2009, respectively.

Financial Information about Geographic Areas

        See Item 15 of Part IV, "Financial Statements"—Note 22—"Business Segments" for more information.

Intellectual Property and Trade Secrets

        We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights, including the law pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States. Additionally our efforts to protect our trade secrets may not succeed.

        Third parties have in the past recruited and may in the future recruit our employees who have had access to our proprietary technologies, processes and operations. These recruiting efforts expose us to the risk that such employees and those hiring them will misappropriate and exploit our intellectual property and trade secrets.

Legal and Regulatory Matters

        From time to time, we receive claims and become subject to regulatory investigations or actions, consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. We also prosecute lawsuits to enforce our legal rights. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages, associated costs, or equitable remedies relating to the operation of our business and the sale of products on our Website. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows.

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

        See the information set forth under Item 15 of Part IV, "Financial Statements—Note 13—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

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

        In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state tax regulations in states where we do not now collect state and local taxes, may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

        As of December 31, 2011, we had approximately 1,300 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Executive Officers of the Registrant

        The following persons were executive officers of Overstock.com as of December 31, 2011:

Executive Officers	Age	Position
Patrick M. Byrne	49	Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Johnson III	45	President and Corporate Secretary
Stephen J. Chesnut	52	Senior Vice President, Finance and Risk Management
Samuel J. Peterson	36	Senior Vice President, Technology
Stormy D. Simon	43	Senior Vice President, Customer and Partner Care and Director
Stephen P. Tryon	50	Senior Vice President, Human Capital Management

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

        Mr. Jonathan E. Johnson III joined Overstock.com in September 2002 and has served as our President and Corporate Secretary since July 2008. He has served as our General Counsel and as our Vice President, Strategic Projects and Legal, and Senior Vice President, Corporate Affairs and Legal. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including positions as General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law with Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law with Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Judge Leonard H. Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

        Mr. Stephen J. Chesnut (principal financial and accounting officer) currently serves as our Senior Vice President, Finance and Risk Management. He previously served as our Senior Vice President, Finance from January 2009 to February 2010. From August 2007 to August 2008, Mr. Chesnut served as Vice President, Strategy/Market Development/Sales for HD Supply, Inc., a privately-held wholesale distribution company based in Atlanta, Georgia. From December 1998 to August 2007, Mr. Chesnut served in a variety of capacities for The Home Depot or its subsidiaries, including Director, Business Development for HD Supply (prior to its sale by Home Depot); Director, Finance and Chief Financial Officer for Home Depot Supply; Director, New Concept Development; and Director, Strategic Planning. Prior to joining The Home Depot from 1986 to 1998, Mr. Chesnut served in a variety of operational, planning and financial positions for Target Stores Inc. Mr. Chesnut holds a Bachelor's of Science Degree in Accounting and Business Management from Southern Utah University and a Master of Business Administration Degree, Finance and Strategic Planning, from Brigham Young University.

        Mr. Samuel J. Peterson currently serves as our Senior Vice President, Technology. Mr. Peterson previously served as the Vice President, Software Development from early 2005, and was appointed as Director, Network and Systems Engineering in 2003. Prior to joining Overstock.com in 1999, Mr. Peterson was involved in creating several start-up Internet ventures, including Fitnesoft, Inc.

        Ms. Stormy D. Simon currently serves as our Senior Vice President, Customer and Partner Care. Ms. Simon has also served as a member of our Board of Directors since May 2011. Ms. Simon previously served as our Senior Vice President, Marketing, Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Human Capital Management. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr. Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

Available Information

        Our Internet Website addresses are www.overstock.com, www.o.co and www.o.biz. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our Internet Website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

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

        We are subject to the same federal, state and local laws as other companies conducting business on the Internet or through other means. Although there are relatively few laws specifically directed at Internet businesses, the number of such laws is increasing and many additional laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations cover issues such as user privacy, behavioral advertising, auto-renewability of contract, freedom of expression, pricing, fraud, mandated disclosures concerning foreign manufacturer working conditions, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use customer information and to develop, buy and sell mailing lists. Many of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Consequently, laws adopted for the regulation of commerce that is not Internet based, may present difficult or impossible compliance challenges, may be applied to us in an adverse way, or the judicial interpretation of the application of these laws to our Internet-based business may be adverse to our interests. Many of those laws that do reference the Internet are still being interpreted by the courts and their applicability and reach are therefore uncertain. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws not only apply to future manufacture of consumer product, but also apply to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold which may subject us to regulatory or civil actions. Some of the products we sell or manufacture may, under statutory or common law, from time to time expose us to claims related to personal injury, death, environmental or property damage and may from time to time require product recalls or other actions which may not be covered, in whole or in part, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

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

        We have a history of losses and we may incur operating and net losses in the foreseeable future. As of December 31, 2011, our accumulated deficit was $262 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $13.9 million and $7.7 million in 2010 and 2009, respectively, we incurred a net loss of $19.4 million in 2011. We may not be able to achieve profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

        We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. Further requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and adversely impact our business and financial condition.

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

        The rapidly evolving nature of our industry and the constantly evolving nature of our business, make forecasting operating results difficult. Since 2005, we have completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business, and we are continuing the work to upgrade and further expand these and other components of our infrastructure. In the past, we have experienced difficulties with the implementation of various aspects of the upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of these expenditures, our ability to reduce spending if our revenues are lower than we project is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business, prospects, financial condition and results of operations and cause our results of operation to fall below the expectations of public market analysts and investors.

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

        At December 31, 2011, we had relationships with approximately 2,000 independent fulfillment partners whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for 84% of our net revenues for the year ended December 31, 2011. We may expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and customers may not shop at or purchase from our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet or on sites like ours. If we are unable to maintain our existing or build new fulfillment partner relationships or if product manufacturers refuse or restrict sale of their products via the Internet, though sites like ours, or to us, our business and prospects would suffer severely.

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

Cyber-attacks affecting our suppliers could adversely affect us

        We depend on our fulfillment partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. Cyber-attacks affecting any of our most significant suppliers or affecting a significant number of our suppliers could have adverse effects on our business, prospects, financial condition and results of operations. The adverse effects could include our inability to source product or fulfill orders or the compromise of our customers' confidential data.

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

        We rely upon multiple third parties for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping costs or delivery times, particularly during the holiday season, could harm our business, prospects, financial condition and results of operations. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, terrorist attacks, cyber-attacks, internet or other infrastructure or communications impairment, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carriers from performing their delivery services, which can have an adverse effect on our customers' satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. Changing carriers, or absence of carrier availability, could have a negative effect on our business, prospects, financial condition and results of operations. Potential adverse consequences effecting customer satisfaction include:

  •
  reduced visibility and accuracy of order status and package tracking;

  •
  delays in order processing and product delivery;

  •
  increased delivery costs, resulting in reduced profit margins; and

  •
  reduced shipment quality, which may result in delivery of damaged products.

Financial performance concerns may cause fulfillment partners or other suppliers to limit or suspend doing business with us, or require prepayments.

        We rely upon our fulfillment partners and other suppliers for the product offerings sold on our website and other products and services we use to run our business. Our ability to retain or attract new fulfillment partners and other suppliers may depend in part on our financial performance. Poor financial performance may create concern about our creditworthiness, which could result in suppliers choosing to limit or suspend doing business with us or require us to prepay for our purchases, which could harm our business, prospects, financial condition and results of operations.

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

        Events affecting our credit card processors, including cyber-attacks, internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors, could have a material adverse effect on our business, prospects, financial condition and results of operations.

A significant number of merchandise returns could harm our business, financial condition and results of operations.

        We allow our customers to return products, subject to our returns policies. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time and any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.

Our pricing strategy may not meet customers' price expectations or result in net income.

        Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts reduce our margins. In addition, our competitors' pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies. If we fail to meet our customers' price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business, prospects, financial condition and results of operations would suffer.

If the products that we offer on our Website do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers' and retailers' excess inventory, we have limited control over some of the products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, financial condition and results of operations.

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

        We have expanded, contracted and otherwise modified our warehouse and customer service operations in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may fail to staff our fulfillment and customer service centers at optimal levels. In addition, we rely on a limited number of companies to deliver inventory to us and to ship orders to our customers. If we are not able to negotiate acceptable terms with these companies, or they experience performance problems or other difficulties, it could negatively impact our operating results and customer experience.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason, including without limitation, illness or call to military service, or loss to competitors as a result of compensation differentials or other reasons, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business, prospects, financial condition and results of operations.

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

Our foreign brand domain name may cause confusion in foreign markets.

        In July, 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word "Overstock" lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, there is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets.

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

We are attempting to expand our international business, which may cause our business to become increasingly susceptible to numerous international business risks and challenges that could affect our profitability.

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

  •
  changes in international laws, regulatory requirements, taxes and tariffs; and

  •
  geopolitical events such as war and terrorist attacks.

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

        Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our

Website and to generate new customers. As discussed below, in the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition could be harmed. If the underlying technology's development evolves in a manner that is no longer beneficial to us our financial condition could be harmed. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Accordingly, if these relationships or agreements that we may enter into in the future fail to produce the sales that we anticipate, our results of operations will be adversely affected. We cannot give any assurance that we will be able to increase our revenues, if at all, in a cost-effective manner. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.

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

We rely upon paid and natural search engines like Google, Bing, and Yahoo to rank our product offerings and may at times be subject to ranking penalties if they believe we are not in compliance with their guidelines.

        We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing, and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user's search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar Internet sites. Among retail internet sites, those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms utilize information available throughout the Internet, including information available on our site. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms utilized by these sites. If these rules and guidelines, or the search engine algorithms shift suddenly or dramatically, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in February 2011 through April 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business, prospects, financial condition and results of operations.

We may not be able to compete successfully against existing or future competitors.

        The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

  •
  liquidation e-tailers such as SmartBargains;

  •
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Buy.com, Inc.;

  •
  private sale sites such as Rue La La and Gilt Groupe;

  •
  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Zappos.com; and traditional general merchandise and specialty retailers and liquidators such as Ross Stores, Inc., Wal-Mart Stores, Inc., Costco Wholesale Corporation, J.C. Penny Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc., Home Depot, Inc. and Barnes and Noble, Inc., all of which also have an online presence.

        We expect the online retail market to become even more competitive as traditional liquidators and online retailers continue to develop services that compete with our services. In addition, more traditional manufacturers and retailers may decide to create their own websites to sell their own excess inventory and the excess inventory of third parties. Conversely, online retailers may create proprietary, store-based distribution channels, or in combination with traditional retailers arrange for their online products to be available to the customers of traditional retailers. Competitive pressures created by any one of our competitors, or by our competitors collectively, or in combination one with another, could harm our business, prospects, financial condition and results of operations.

        Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could harm our business, prospects, financial condition and results of operations. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics and Ross Stores, Inc. In the past we have entered the online auctions, car listing and real estate listing businesses, travel and insurance shopping businesses in which we compete or competed with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com. We no longer offer online auctions services or real estate listing services.

        Many of our current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers and liquidation e-tailers may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure merchandise from manufacturers on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. We cannot provide assurance that we will be able to compete successfully against current or future competitors.

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

        We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure, which we believe will continue to occur from time to time. If the volume of traffic on our

Website or the number of purchases made by customers increases substantially, we will need to further expand and upgrade our technology, transaction processing systems and network infrastructure. We have experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause unanticipated system disruptions, slower response times, delayed page presentation, degradation in levels of customer service, impaired quality and delays in reporting accurate financial information.

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

        If the facility where substantially all of our computer and communications hardware is located fails, or we suffer an interruption or degradation of services through the facility for any reason, our business, prospects, financial condition and results of operations could be harmed.

        Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located less than six miles from the co-location facility. In the event of an earthquake or major local disaster, or any other man-made or natural cause of interruption of service, both our primary and back-up sites could be adversely affected. Although we have designed our back-up system in an effort to minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is designed to support sales at a level slightly above our average daily sales, but is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for losses that could occur. Despite the implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business, prospects, financial condition and results of operations.

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

        There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is virtually limitless. Information concerning or affecting us may be posted on such platforms and devices at any time. Information posted may be inaccurate and adverse to us, and it may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or compromise of other valuable company assets, any of which could harm our business, prospects, financial condition and results of operations.

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

        We remain involved in substantial litigation against Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation, and the use of management's time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. We may be ordered to pay allowable court costs which could be substantial. To the extent that any such adverse effects exceed any benefits we may realize from the litigation, it could harm our business, prospects, financial condition and results of operation.

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

        We rely on encryption and authentication technology licensed from third parties as well internally developed technology to provide the security and authentication necessary to effect secure transmission of confidential information such as customer credit card numbers. We cannot provide assurance that our technology can prevent breaches of the systems that we use to protect customer data. If any such compromise of our security were to occur, it could harm our business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot give any assurance that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

We may be subject to product liability claims that could be costly and time consuming.

        We sell products manufactured for us by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover claims that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could adversely affect our business. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We have indebtedness.

        As of December 31, 2011, we had indebtedness of $18.6 million. Although we have reduced our indebtedness substantially over the last several years, the degree to which we are indebted could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

        As disclosed previously, we have received a notice from the Securities and Exchange Commission stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. Prior to October 2010, we were asked for information in the form of records connected to this matter, all of which we provided. The SEC has interviewed several witnesses. However we do not know the present status of the investigation. We have not heard formally from the SEC on this matter after October 2010, and we know of no person interviewed since that time related to this matter. We have been cooperating and intend to continue to cooperate fully with the investigation. However, an unfavorable resolution of this matter could materially affect our business, prospects, financial condition and results of operations.

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

Our car listing service may be subject to a variety of regulatory requirements.

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our listing service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our service that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing service.

Current and future laws could affect our car listing business.

        Like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our car listing service may be affected by other laws and regulations, such as those that expressly apply to advertising automobiles for sale. To the extent that such current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business.

Our business may be harmed if our car listing site is used for unlawful transactions.

        The law regarding the potential liability of an online listing service for automobile sales is not clear. The platforms of the listing services are accessible to subscribers who have the ability to feature their cars listings for sale and supply the descriptions of the vehicles, including the general condition of the vehicle and other important information. We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot rule out the possibility that users of our car listing site will engage in unlawful transactions, or fail to comply with all laws and regulations applicable to them and their transactions. We may be subject to allegations of civil or criminal liability for any unlawful activities conducted by such users. Any costs we incur as a result of any such allegations, as a result of actual or alleged unlawful transactions using our site, or in our efforts to prevent any such transactions, may harm our business. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

Fraudulent activities using our car listing site and disputes between users of our car listing site may harm our business.

        We are aware that other companies operating online car listing service have periodically received complaints from users alleging improprieties in connection with listings and occasionally these complaints may result in regulatory action. With any online listing service there is the possibility that sellers may attempt to employ "bait and switch" techniques, attracting consumers with advertisements of low cost, good condition vehicles in hopes of switching buyer interest to another less favorable vehicle once a potential purchaser responds. Additionally, sellers may attempt to sell vehicles without accurate descriptions of the condition of the vehicles. We have occasionally received complaints of this nature regarding our car listing service. In response to serious or repeat complaints concerning a car dealer, we may take action to prohibit such persons from listing inventory, but we do not have the ability to require users of our services to fulfill their obligations to make accurate disclosures or comply with consumer laws prohibiting "bait and switch" or other prohibited seller tactics. We are aware that other companies providing similar services periodically are threatened or by or subject to legal actions against the listing service for damages because of user conduct. We may encounter similar legal actions in connection with our cars listing service, which may harm our business or reputation among consumers.

Our insurance coverage and indemnity rights may not adequately protect us against loss.

        Although we maintain liability and other types of insurance, including but not limited to, property, workers compensation, general liability, product liability, and security and privacy breach insurance, we cannot be certain that the types, coverage, or the amounts of coverage we maintain will be adequate for losses actually incurred, or that the insurance will continue to be available to us on economically reasonable terms. Similarly, although we are indemnified by most of our suppliers and vendors for product liability for products they supply us, and we have indemnification agreements with software and hardware suppliers for losses we might incur as a result of the use of the technology products they supply, we are not indemnified by all our suppliers, nor can we be certain that our indemnification rights are enforceable or adequate to cover actual losses we may incur as a result of the sale or use of products our indemnitors provide to us. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors, could harm our business, prospects, financial condition and results of operations.

Our travel site service is a relatively new business that may not succeed.

        Our travel site began operation in April 2011. The listing site hosted by Priceline Partner Network Limited ("Priceline.com") is for travel and travel related products and services. While we have offered vacation package services and products previously, the online travel business is a relatively new business for us. We cannot ensure that our expansion into the business will succeed. Our entry into the business will require us to devote financial, technical, managerial and other resources to this travel site. It also exposes us to additional risks, including legal and regulatory risks, and it requires us to compete with established businesses having substantially greater experience in the travel service business and substantially greater resources than we have.

Current and future laws could affect our travel site business.

        Like our shopping business, our travel site business is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. In addition, our travel site business may be affected by other laws and regulations, such as those that expressly apply to sales of travel-related products or services. Our failure or the failure of Priceline.com to follow current or future laws or regulations could harm our business.

Natural disasters and geo-political events could adversely affect our financial performance.

        The occurrence of one or more natural disasters, such as hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes, tsunamis, weather conditions such as major or extended winter storms, droughts and tornados, whether as a result of climate change or otherwise, or geo-political events, such as civil unrest or terrorist attacks in a country in which our suppliers are located, could adversely affect our suppliers in the areas in which these types of events occur. The occurrence of any of these events could materially affect our business, prospects, financial condition and results of operations.

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

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of insurance sellers and public advertisement insurance sales. Generally, these regulations govern the conduct of those sellers advertising their insurance products for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." The application of these regulations to a service providing advertisement or comparison shopping services for insurance products is not clear. Although we do not expect these laws to have a significant effect on our insurance businesses site, we will incur costs in researching and complying with these laws, and we may from time to time be required to make changes in our businesses that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our insurance business site.

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

        In order for the e-commerce market to continue to develop successfully, we and other market participants must be able to protect and transmit confidential information securely over public networks. Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated internet retailers, government organizations and others. Any breach of our e-commerce security systems could cause customers to lose confidence in the security of our Website and choose not to purchase from our Website. Similarly, if there are additional breaches of e-commerce security systems operated by other large e-commerce retailers, whether or not the breaches affect us or the systems we operate such breaches could cause could also cause our customers to lose confidence in the security of our site. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt our operations. Concerns about the security and privacy of transactions over the Internet could inhibit the use of the Internet and e-commerce. Our security measures may not effectively prohibit others from obtaining improper access to our information. Third parties may target our customers directly with fraudulent identity theft schemes designed to appear as legitimate communications from us. Any security breach or fraud perpetrated on our customers could expose us to increased costs and to risks of loss, litigation and liability and could seriously disrupt our operations. Similar activities targeting other large e-commerce sites, if successful, could similarly cause serious disruption to our operations and business.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

        Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have disclosed security breaches, some of which have involved intentional attacks. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or both. If an actual or perceived breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

        A person who is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

        Most of our customers use credit cards to pay for their purchases. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. We cannot provide assurance that our technology can prevent breaches of the systems that we use to protect customer data. Data breaches can also occur as a result of non-technical issues.

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

        Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including "denial-of-service" type attacks. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. Security breaches, including any breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

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

        We do not currently collect sales or other similar taxes for physical shipments of goods into states where we do not have a physical presence or "nexus." One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though we have no physical presence in those jurisdictions. The future location of our fulfillment or customer service centers networks, or any other operation of the company, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. We challenged the constitutionality of a New York state law which requires Internet retailers to collect and remit New York sales taxes on their New York sales who have no physical presence or "tax nexus" in New York, if the retailer uses the services of New York based Internet advertisers. The trial court dismissed our challenge, and on appeal, the appellate court has partially affirmed the trial court. We dismissed a portion of the challenge remanded to the trial court and continue to appeal the other portion of the trial court's ruling. As a result of the enactment of the New York law, we terminated our relationship with New York based advertising affiliates. Other states have passed similar Internet affiliate advertising statutes, and in those states we have terminated our use of locally based Internet advertisers. Moreover, there are other states that currently have similar tax proposals under consideration. If such laws survive constitutional challenge, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law. At least one state, Ohio, asserts that we should pay a commercial activity tax because we sell merchandise in Ohio, even though we have no physical presence there. We challenged in Ohio state court the constitutionality of the commercial activity tax; however, the court declined the case for the reason that it was not a ripe controversy. The State of Ohio has since assessed us $612,784 in taxes, interest, and penalties as of June 30, 2009, which assessment we are now contesting through administrative procedures. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $97,768 as of December 31, 2011.We believe the assessment to be wrong and are contesting the assessment. If Ohio is successful and its assessment withstands constitutional challenge in both administratively and in court appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

        The States of Colorado, Oklahoma and South Dakota have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases. In Colorado, the law requires vendors to notify Colorado purchasers annually by U.S. mail of all their annual purchases, and provide to the State of Colorado the same information in the first quarter of the year for previous year's purchases. On January 26, 2011, a federal court in Colorado, citing constitutional concerns and noting that a party challenging the constitutionality of the Colorado law would have a likelihood of success at trial, granted a preliminary injunction preventing the Colorado Department of Revenue from enforcing the provisions of the Colorado law. Notwithstanding, other states may enact legislation similar to these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or discourage customer purchases by requiring detailed purchase reporting which would threaten customers with an invasion of their privacy.

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

  •
  the extent to which our existing and future marketing campaigns are successful;

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

  •
  our efforts to offer new lines of products and services; and

  •
  our ability to attract users to our shopping and other sites.

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

        We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. In January, the trial court granted the remaining defendants' motion for summary judgment. We intend to appeal the ruling.

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

        We lease approximately 12,000 square feet in Provo, Utah for a term expiring in 2016. We ceased using this space in January 2012 and are seeking to sub-lease the space for the remainder of its term.

Warehouse and customer service space

        We lease a combined 1,041,000 square feet for our warehouse and customer service operations in two facilities in Salt Lake City, Utah for terms expiring in August 2012 and February 2016.

        We lease approximately 15,000 square feet for customer service operations in Tooele, Utah for a term expiring in May 2015.

        We lease approximately 18,000 square feet for product liquidation in Sandy, Utah for a term expiring in May 2012.

        We lease approximately 400 square feet for our procurement staff in Shanghai, China for a term expiring in October 2012.

Co-location data center

        We lease approximately 4,000 square feet at Old Mill Corporate Center I in Salt Lake City, Utah for a data center for a term expiring in May 2017.

        We lease approximately 3,000 square feet in Salt Lake City, Utah for a data center for a term expiring in April 2016.

        We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to seasonal requirements for additional warehouse and customer service space during the fourth quarter.

ITEM 3.    LEGAL PROCEEDINGS

        The information set forth under Item 15 of Part IV, "Financial Statements—Note 13—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

        Our common stock is traded on the NASDAQ Global Market under the symbol "OSTK." The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by NASDAQ.

	Common Stock Price
	High	Low
Year Ended December 31, 2011
First Quarter	17.18	13.68
Second Quarter	15.93	13.34
Third Quarter	15.93	8.91
Fourth Quarter	10.81	7.57
Year Ended December 31, 2010
First Quarter	16.23	11.10
Second Quarter	23.92	16.90
Third Quarter	20.82	13.53
Fourth Quarter	17.30	12.69

STOCK PERFORMANCE GRAPH

        The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2006 through December 31, 2011. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and

the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of Year Cumulative Total Return

Holders

        As of February 10, 2012, there were 195 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the number of beneficial shareholders.

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009 (the "Purchase Period"). In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. At December 31, 2011 none of our shares were classified outside stockholder's equity due to the expiration of potential rescission rights associated with those common shares. At December 31, 2010 approximately 46,000 shares or $570,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

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

Issuer purchases of equity securities

        The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the fourth quarter of 2011, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	180		$10.04	—	$—
November 1, 2011 to November 30, 2011	—		—	—	—
December 1, 2011 to December 31, 2011	—		—	—	—

Total	180	(1)		—	$—

(1)
Represents 180 shares withheld for minimum tax withholding purposes upon the vesting of a portion of restricted stock units.

Stock based compensation

Stock options

        Our board of directors adopted the 2005 Equity Incentive Plan (the "Plan"), in April 2005. Under this Plan, the Board of Directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as other types of awards under the 2005 Equity Incentive Plan. Options granted under these Plans generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. As of December 31, 2011, 1.0 million shares of stock based awards were available for future grants under the 2005 Equity Incentive Plan.

        The following is a summary of stock option activity (amounts in thousands, except per share data):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	496	$18.09	721	$20.29	974	$21.27
Granted at fair value	—	—	—	—	—	—
Exercised	—	—	(90)	17.05	(2)	15.82
Expired/Forfeited	(91)	20.55	(135)	30.41	(251)	24.12

Outstanding—end of year	405	$17.58	496	$18.09	721	$20.29

Options exercisable at year-end	404	$17.59	472	$18.08	543	$21.17

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation related to stock options of $200,000, $1.6 million and $2.2 million, respectively.

Restricted stock units activity

        During the years ended December 31, 2011, 2010 and 2009, we granted 268,000, 302,000 and 366,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $15.47, $13.17 and $10.15, respectively.

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	685	$12.08	640	$11.35	449	$12.69
Granted at fair value	268	15.47	302	13.17	366	10.15
Vested	(318)	12.20	(185)	11.52	(110)	12.64
Forfeited	(113)	13.88	(72)	11.50	(65)	11.55

Outstanding—end of year	522	$13.40	685	$12.08	640	$11.35

        Restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation related to restricted stock units of $2.8 million, $3.5 million and $2.6 million, respectively.

        At December 31, 2011, approximately 522,000 restricted stock units were outstanding. On January 24, 2012, we granted 681,000 additional restricted stock units.

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$163,609	$209,646	$150,901	$173,687	$197,088
Fulfillment partner	890,668	880,227	725,868	656,163	568,814

Total net revenue	1,054,277	1,089,873	876,769	829,850	765,902

Cost of goods sold
Direct	149,660	187,124	130,890	153,967	168,008
Fulfillment partner	725,529	713,109	581,127	531,647	473,344

Total cost of goods sold	875,189	900,233	712,017	685,614	641,352

Gross profit	179,088	189,640	164,752	144,236	124,550

Operating expenses:
Sales and marketing	61,813	61,334	55,549	57,668	55,458
Technology	67,043	58,260	52,336	56,677	59,453
General and administrative	67,766	55,650	48,906	39,348	41,976
Restructuring(1)	—	(569)	(66)	(299)	12,283

Total operating expenses	196,622	174,675	156,725	153,394	169,170

Operating income (loss)	(17,534)	14,965	8,027	(9,158)	(44,620)
Interest income	161	157	170	3,163	4,788
Interest expense	(2,485)	(2,962)	(3,470)	(3,565)	(4,188)
Other income (expense), net	278	2,088	3,277	(1,446)	(92)

Income (loss) from continuing operations before income taxes	(19,580)	14,248	8,004	(11,006)	(44,112)
Provision (benefit) for income taxes	(142)	359	257	—	—

Income (loss) from continuing operations	(19,438)	13,889	7,747	(11,006)	(44,112)
Loss from discontinued operations(2)	—	—	—	—	(3,924)

Net income (loss)	(19,438)	13,889	7,747	(11,006)	(48,036)
Deemed dividend related to redeemable common stock	(12)	(112)	(48)	(77)	—

Net income (loss) attributable to common shares	$(19,450)	$13,777	$7,699	$(11,083)	$(48,036)

Net income (loss) per common share—basic:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(0.84)	$0.60	$0.34	$(0.48)	$(1.86)
Loss from discontinued operations	$—	$—	$—	$—	$(0.17)
Net income (loss) attributable to common share—basic	$(0.84)	$0.60	$0.34	$(0.48)	$(2.03)
Weighted average common shares outstanding—basic	23,259	23,019	22,821	22,901	23,704
Net income (loss) per common share—diluted:
Income (loss) from continuing operations after dividend related to redeemable common stock	$(0.84)	$0.59	$0.33	$(0.48)	$(1.86)
Loss from discontinued operations	$—	$—	$—	$—	$(0.17)
Net income (loss) attributable to common shares—diluted	$(0.84)	$0.59	$0.33	$(0.48)	$(2.03)
Weighted average common shares outstanding—diluted	23,259	23,366	23,067	22,901	23,704

(1)
During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

(2)
As part of the program to reduce our expense structure and sell non-core businesses, we decided during the fourth quarter of 2006 to sell our travel subsidiary ("OTravel"). As a result, OTravel's operations have been classified as a discontinued operation and therefore are not included in the results of continuing operations. The loss from discontinued operations for OTravel was $3.9 million for the year ended December 31, 2007 (including a goodwill impairment charge of $3.8 million).

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$96,985	$124,021	$139,757	$96,457	$92,809
Restricted cash	2,036	2,542	4,414	4,262	8,634
Marketable securities	—	—	—	8,989	46,000
Working capital	(14,129)	14,746	51,236	41,780	62,621
Total assets	179,559	217,959	216,500	181,136	231,143
Total indebtedness	18,619	52,845	61,687	67,821	78,418
Redeemable common stock	—	570	744	1,263	—
Stockholders' equity (deficit)	13,237	30,658	10,800	(2,246)	18,212

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

  •
  our ability to retire or refinance our debt;

  •
  our plans for international markets;

  •
  our plans for changes to our business;

  •
  our beliefs regarding current or future litigation or regulatory actions;

  •
  our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

  •
  our beliefs regarding the adequacy of our insurance coverage;

  •
  the adequacy of our infrastructure, including our backup facilities and our disaster planning;

  •
  our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

  •
  our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

  •
  our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

  •
  our beliefs regarding the adequacy of our customer service capabilities;

  •
  our beliefs and expectations regarding the adequacy of our office and warehouse facilities;

  •
  our expectations regarding our travel shopping service, our insurance shopping service, our international sales efforts, our car listing service and our community site, and the anticipated functionality and results of operations of any of them;

  •
  our belief that we and our fulfillment partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business; and

  •
  our belief that we can successfully offer and sell a constantly changing mix of products and services.

        Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in this Annual Report on Form 10-K for the year ended December 31, 2011, including those described in Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

        These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Introduction

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We are also a channel through which customers can purchase cars, insurance and travel products and services. We sell advertising. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the three websites and the process of order fulfillment described herein are the same for all three websites.

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

        As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

        We deal primarily in discount, replenishable, and closeout merchandise and we use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels, which can result in weaker pricing and decreased brand strength. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 251,000 non-BMMG products and approximately 637,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. We have car, insurance and travel listing businesses through which cars, insurance and travel-related products and services may be purchased from vendors. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2011 and 2010 no single customer accounted for more than 1% of our total revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our leased warehouses in Salt Lake City, Utah. During the year ended December 31, 2011, we fulfilled approximately 16% of our order volume through our warehouses. Our warehouses generally ship between 4,000 and 7,000 orders per day and up to approximately 10,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,000 third parties who supply approximately 242,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2011, we were offering products to customers in over 105 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our sales are made to international customers.

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

        In April 2011, we again began operating a travel shopping site as part of our Website where customers can purchase discount travel packages, flights, rental cars and other travel-related products and services. We also earn advertisement revenue from our travel business. Revenue from the travel businesses is included in the fulfillment partner segment on a net basis.

        In July 2011, we began operating an insurance shopping service as part of our Website where customers can shop for auto and home insurance and compare quotes from various insurance providers. We also earn advertisement revenue from our insurance business. Revenue generated from our insurance shopping site is included in the fulfillment partner segment on a net basis.

        Prior to July 2011, we operated an online auction service as part of our Website. In July 2011, we removed our Marketplace tab for auctions from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. Our Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. We recorded only our listing fees and commissions for items sold as revenue. From time to time, we also sold items returned from our shopping business through our auction service, and for these sales, we recorded the revenue on a gross basis. Revenue from the auctions is included in the fulfillment partner segment.

        Prior to June 2011, we operated an online site for listing real estate for sale as part of our Website. In June 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for listing real estate for sale were not significant to our business. The real-estate listing service allowed customers to search active listings across the country. Revenue from the real estate business is included in the fulfillment partner segment on a net basis.

        Prior to June 2011, we operated Eziba.com, a private sale website featuring home décor products, jewelry, apparel and accessories from many leading brands. In June 2011, we turned off the Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our websites, O.co and Overstock.com.

        Revenue from our other businesses is less than 1% of total net revenues.

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

  •
  loss contingencies.

Revenue recognition

        We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, advertisement revenue derived from our real estate listing business, which we removed from our site in June 2011, from our cars listing business, and from advertising on our shopping, travel and insurance pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue.

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

        The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2011 (in thousands):

	Year ended December 31, 2011
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	(Increase) Decrease Net Loss
2	$(8,537)	$(1,116)
1	$(6,073)	$(821)
As reported	As reported	As reported
-1	$4,310	$537
-2	$7,138	$913

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

        We offer a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from consignment service to suppliers is included in fulfillment partner segment on a gross basis.

        In April 2011, we again began operating a travel shopping site as part of our Website where customers can purchase discount travel packages, flights, rental cars and other travel-related products and services. We also earn advertisement revenue from our travel business. Revenue from the travel businesses is included in the fulfillment partner segment on a net basis.

        In July 2011, we began an insurance shopping service as part of our Website where customers can shop for auto and home insurance and compare quotes from various insurance providers. We also earn advertisement revenue from our insurance business. Revenue generated from our insurance shopping site is included in the fulfillment partner segment on a net basis.

        Prior to July 2011, we operated an online auction service on our Website. In July 2011, we removed our Marketplace tab from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. The Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where our auction site listed returned merchandise, we were not the seller of auction-listed items and had no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers were recorded as revenue during the period these items were listed or sold on a net basis. The revenue for the returned merchandise that we sold at auction was recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

        Prior to June 2011, we operated an online site for listing real estate for sale as a part of our Website. In June 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for real estate for sale were not significant to our business. The real estate listing service allowed customers to search active listings across the country. Revenue from the real estate listing business is included in the fulfillment partner segment, on a net basis.

        Prior to June 2011, we operated Eziba.com, a private sale website featuring home décor products, jewelry, apparel and accessories from many leading brands. In June 2011, we turned off the Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our websites, O.co and Overstock.com.

        Revenue from our other businesses is less than 1% of total net revenues.

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2011, we were offering products to customers in over 105 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our sales are made to international customers.

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see "Co-branded credit card revenue" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer's Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

        If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

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

        During the three months ended December 31, 2009, we had a change in estimate for our sales returns allowance that reduced the allowance by approximately $3.0 million from the prior quarter-end balance and $3.2 million from the prior year-end balance that was recorded in accordance with ASC 250 "Accounting Changes and Error Corrections" on a prospective basis. The change in estimate for our sales returns allowance had the following impact on our financial results for the three and twelve months ended December 31, 2009 (amounts in thousands, except per share data):

	Three months ended December 31, 2009	Twelve months ended December 31, 2009
	($ Change)	($ Change)
Revenue, net	$2,995	$3,208
Gross profit	752	805
Income from continuing operations before income taxes	752	805
Net income	752	805
Net income attributable to common shares—basic	$0.04	$0.04
Net income attributable to common shares—diluted	$0.04	$0.03

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

        Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through December 31, 2011, had our estimated returns equaled our actual returns, our net loss would have decreased approximately $1.5 million for the year ended December 31, 2007, our net loss would have increased approximately $725,000 for the year ended December 31, 2008, and our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and during 2011.

        The allowance for returns was $10.9 million and $11.5 million at December 31, 2011 and 2010, respectively.

Credit card chargeback allowance

        Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $187,000 and $125,000 at December 31, 2011 and 2010, respectively.

Allowance for doubtful accounts

        From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $574,000 and $2.0 million at December 31, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the year ended December 31, 2011, which had no significant effect on results of operations for the period as most of the items had been previously reserved.

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

Accounting for income taxes

        We are subject to taxation from federal and state jurisdictions. A significant amount of judgment is involved in preparing our annual provision for income taxes and the calculation of resulting deferred tax assets and liabilities. As of December 31, 2011, we were not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

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

        Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of December 31, 2011 and 2010, we have recorded a full valuation allowance of $83.6 million and $77.1 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carryforwards. In assessing the realizability of our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

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

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2011, 2010, and 2009.

Valuation of goodwill

        Goodwill is not amortized, but must be tested for impairment at least annually. We test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2011 and 2010. There were no impairments to goodwill recorded during the years ended December 31, 2011, 2010, and 2009.

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

Comparison of Years Ended December 31, 2011 and 2010

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

        The key factors that affected financial results for the year ended December 31, 2011 were declining revenue, lower gross margin, and increased operating expenses (including increases in personnel-related and legal expenses), all of which resulted in a net loss for the year.

        Revenue for 2011 decreased by $35.6 million (3%), compared to 2010. Visits to our website were down 1% and new customer growth fell 9% which was partially offset by a slightly higher average order size. We believe our revenues were adversely impacted during the first and second quarters when Google Inc. notified us that it was penalizing us in natural search results for noncompliance with some of Google's natural search guidelines. During this penalty period, we dropped significantly in some Google natural search result rankings. We made changes to conform to Google's guidelines and, on April 21, 2011, Google ended its penalization of our natural search results. We were able to offset some of the negative impact to revenue by increasing expenditures in other marketing channels.

        Revenues were hurt by a shift of marketing resources into our Club O loyalty program and away from coupons and other site-wide promotions, which were less effective in generating revenues during the second and third quarter of 2011.

        We also believe that our efforts to rebrand ourselves from Overstock.com to O.co hurt revenue growth in 2011 as it confused some prospective customers who had trouble finding our website.

        Revenues declined by 22% in our direct business due primarily to a transition of some of our clothing and shoes category to a fulfillment partner model. Revenue from our fulfillment partner business increased by 1%. The direct business declined to 16% of total revenue in 2011 from 19% in 2010, while our fulfillment partner business generated 84% of our total revenue in 2011 compared to 81% in 2010.

        Gross profit declined by 6% while gross margin declined by 40 basis points from 2010 to 2011. Direct gross margin declined by 220 basis points due largely to fixed costs increasing as a percentage of revenue due to declining direct revenues, higher inbound and outbound freight and higher product costs of returned goods due to a sales mix shift to the home and garden category. Fulfillment partner gross margin declined by 50 basis points, largely due to competitive pricing initiatives.

        Sales and marketing expenses as a percentage of revenue increased by 30 basis points in 2011. This was largely due to an increase in online search marketing throughout the year. We increased our online search marketing in the first and second quarter of 2011 to help offset the lower natural search revenue following the Google penalty, and online marketing spending increased in the second half of the year to compensate for lower revenues as a result of the customer confusion from our O.co rebranding campaign.

        Operating expense outpaced gross profit and Contribution (see "Non-GAAP Financial Measures" below for a reconciliation of Contribution to Gross Profit) in 2011. Contribution declined by 9% due to lower gross profit and higher sales and marketing expenses, while combined technology and general and administrative expenses increased by 18% driven by increases in technology-related personnel growth, depreciation expense and higher legal fees. As a result, we incurred a net loss of $19.4 million for 2011.

        We completed the redemption of our Senior Notes on September 21, 2011 through a combination of cash on hand and a $17 million borrowing under our Financing Agreement with U.S. Bank National Association.

        On December 27, 2011, we terminated our Master Lease Agreement dated September 17, 2010 and all related schedules with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group. We paid approximately $20.1 million to terminate the agreement, including approximately $1.2 million in prepayment premiums.

        We ended the year with $97.0 million of cash and cash equivalents and working capital of ($14.1) million. This includes the $17.0 million borrowed under the Financing Agreement with U.S. Bank that matures on December 31, 2012.

        We experienced a $21.1 million year over year increase in free cash flow (See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities), from ($4.2) million in 2010 to $16.9 million in 2011. This was due primarily to a $9.3 million improvement in operating cash flows and an $11.8 million reduction in capital expenditures in 2011.

        In early January 2012, we reduced technology and general and administrative staff and contract labor positions, which will reduce annual compensation costs by approximately $8.5 million.

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2011, 2010 and 2009:

	Year ended December 31
	2011	2010	2009
	(as a percentage of total revenue)
Revenue, net
Direct	15.5%	19.2%	17.2%
Fulfillment partner	84.5	80.8	82.8

Total net revenue	100.0	100.0	100.0

Cost of goods sold
Direct	14.2	17.2	14.9
Fulfillment partner	68.8	65.4	66.3

Total cost of goods sold	83.0	82.6	81.2

Gross profit	17.0	17.4	18.8
Operating expenses:
Sales and marketing	5.9	5.6	6.3
Technology	6.4	5.3	6.0
General and administrative	6.4	5.1	5.6
Restructuring	—	(0.1)	—

Total operating expenses	18.7	16.0	17.9

Operating income (loss)	(1.7)	1.4	0.9
Interest income	—	—	—
Interest expense	(0.2)	(0.3)	(0.4)
Other income, net	—	0.2	0.4

Income (loss) before income taxes	(1.9)	1.3	0.9

Provision (benefit) for income taxes	—	—	—

Net income (loss)	(1.9)%	1.3%	0.9%

Revenue

        The following table reflects our net revenue for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
Revenue, net
Direct	$163,609	$209,646	$(46,037)	(22.0)%
Fulfillment partner	890,668	880,227	10,441	1.2%

Total revenue, net	$1,054,277	$1,089,873	$(35,596)	(3.3)%

        Revenues declined by 22% in our direct business due primarily to a transition of some of our clothing and shoes category to a fulfillment partner model to reduce seasonal inventory risks. Revenue from our fulfillment partner business increased by 1%. The direct business declined to 16% of total revenue in 2011 from 19% in 2010, while our fulfillment partner business generated 84% of our total revenue in 2011 compared to 81% in 2010.

        The decrease in net revenue for the year ended December 31, 2011 was primarily due to visits to our website decreasing 1% and new customer growth decreasing 9%, partially offset by a slightly higher average order size.

        We believe our revenues were negatively impacted during the first and second quarters of 2011 when Google Inc. notified us that it was penalizing us in natural search results for noncompliance with some of Google's natural search guidelines. During this penalty period, we dropped significantly in some of Google's natural search result rankings. We made changes to conform to Google's guidelines and on April 21, 2011 Google ended its penalization of our natural search results. We were able to offset some of the negative impact to revenue by increasing expenditures in other marketing channels.

        Revenues were also hurt by a shift of marketing resources into our Club O loyalty program and away from coupons and other site-wide promotions, which were less effective in generating revenues during the second and third quarter of 2011.

        We also believe that our efforts to rebrand ourselves from Overstock.com to O.co hurt revenue growth in 2011 as it confused some prospective customers who had trouble finding our website.

        Total revenues from the Auctions, Cars, Insurance, Travel and Real Estate businesses were $1.7 million and $2.9 million for the years ended December 31, 2011 and 2010, respectively. Total revenues from International sales were $8.8 million and $9.4 million for the years ended December 31, 2011 and 2010, respectively.

        See "Executive Commentary" above for additional discussion regarding revenue.

Gross profit

        Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

        The following table reflects our net revenues, cost of goods sold and gross profit for the year ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
Revenue, net
Direct	$163,609	$209,646	$(46,037)	(22.0)%
Fulfillment partner	890,668	880,227	10,441	1.2%

Total net revenues	$1,054,277	$1,089,873	$(35,596)	(3.3)%

Cost of goods sold
Direct	$149,660	$187,124	$(37,464)	(20.0)%
Fulfillment partner	725,529	713,109	12,420	1.7%

Total cost of goods sold	$875,189	$900,233	$(25,044)	(2.8)%

Gross Profit
Direct	$13,949	$22,522	$(8,573)	(38.1)%
Fulfillment partner	165,139	167,118	(1,979)	(1.2)%

Total gross profit	$179,088	$189,640	$(10,552)	(5.6)%

        Gross margins for the past eight quarterly periods and years ending December 31, 2011 and 2010 were:

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	FY 2011
Direct	10.7%	9.6%	6.6%	7.0%	8.5%
Fulfillment Partner	20.7%	18.1%	17.6%	17.8%	18.5%
Combined	18.9%	16.9%	16.0%	16.2%	17.0%

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010
Direct	13.8%	11.7%	9.1%	9.0%	10.7%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%

        The decrease in direct gross margin for the year ended December 31, 2011 is primarily due to fixed costs increasing as a percentage of revenue due to declining direct sales, higher inbound and outbound freight and higher product costs from returned goods due to a sales mix shift to the home and garden category.

        The decrease in fulfillment partner gross margin for the year ended December 31, 2011 is primarily due to competitive pricing initiatives. The decrease in fulfillment partner gross margin for the three months ended December 31, 2011 is primarily due to competitive pricing initiatives, partially offset by a decline in credit card processing fees.

        The shift of business between direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for "appropriate" mix or percentages for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and, with the exception of a transition of some of our direct clothing and shoes category to a fulfillment partner model to reduce our seasonal inventory risks, we do not currently foresee any material shifts in mix.

        During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $157,000 and $822,000 for the years ended December 31, 2011 and 2010, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

        The other factors described above, such as operational and fulfillment costs did not have a significant impact on the change in gross margin.

        Cost of goods sold includes stock-based compensation expense of $193,000 and $212,000 for the years ended December 31, 2011 and 2010.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2011		2010		2009
Total net revenue	$1,054,277	100%	$1,089,873	100%	$876,769	100%

Cost of goods sold
Product costs and other cost of goods sold	821,739	78%	842,064	78%	664,537	76%
Fulfillment and related costs	53,450	5%	58,169	5%	47,480	5%

Total cost of goods sold	875,189	83%	900,233	83%	712,017	81%

Gross profit	$179,088	17%	$189,640	17%	$164,752	19%

        Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There have been no significant changes in our fulfillment and related costs as a percentage of revenue during the year ended December 31, 2011.

        See "Gross profit" above for additional discussion.

Operating expenses

Sales and marketing expenses

        We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

        The following table reflects our sales and marketing expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
Sales and marketing expenses	$61,813	$61,334	$479	0.8%
Sales and marketing expenses as a percent of net revenues	5.9%	5.6%

        The increase in sales and marketing expenses as a percentage of net revenues is primarily due to increased spending in search marketing, increased in part to offset the negative impact of the Google penalty on revenues as described above, partially offset by a decline in spending for affiliate marketing and television advertising.

        Sales and marketing expenses include stock-based compensation expense of $377,000 and $608,000 for the years ended December 31, 2011 and 2010, respectively

        Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

        We seek to efficiently invest in technology, including web services, customer support solutions and website search, and in expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure.

        The following table reflects our technology expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
Technology expenses	$67,043	$58,260	$8,783	15.1%
Technology expenses as a percent of net revenues	6.4%	5.3%

        The increase for the year ended December 31, 2011 is primarily due to a $4.7 million increase in compensation expense (primarily due to increases in staffing), and a $1.9 million increase in depreciation expense.

        Technology expenses include stock-based compensation expense of $628,000 and $1.1 million for the years ended December 31, 2011 and 2010, respectively

General and administrative expenses

        The following table reflects our general and administrative expenses for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
General and administrative expenses	$67,766	$55,650	$12,116	21.8%
General and administrative expenses as a percent of net revenues	6.4%	5.1%

        The increase in general and administrative expenses for the year ended December 31, 2011 is primarily due to a $12.3 million increase in legal fees. See Legal Proceedings for more information.

        General and administrative expenses include stock-based compensation expense of approximately $1.9 million and $3.2 million for the years ended December 31, 2011 and 2010, respectively.

Restructuring

        There were no restructuring charges or reversals during the year ended December 31, 2011. We reversed $569,000 of lease termination costs liability during the year ended December 31, 2010 due to changes in our estimate of sublease income, primarily as a result of our entering into agreements with a sublessee to terminate the subleases and have us re-occupy a portion of the space previously abandoned (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

Operating Expenses

        Overall, our total operating expenses increased 12.6% to $196.6 million for the year ended December 31, 2011 from $174.7 million for the year ended December 31, 2010, while total net revenues decreased 3.3% and gross profit decreased 5.6%.

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of goods sold—direct	$714	$1,179	$1,264
Technology	14,433	12,489	10,943
General and administrative	1,203	912	676

Total depreciation and amortization, including internal-use software and website development	$16,350	$14,580	$12,883

Non-operating income (expense)

Interest income

        Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2011 and 2010 totaled $161,000 and $157,000, respectively.

Interest expense

        Interest expense is related to interest incurred on our Senior Notes, finance obligations, line of credit and our capital leases. Interest expense for the year ended December 31, 2011 and 2010 totaled $2.5 million and $3.0 million, respectively. The decrease in interest expense is primarily a result of extinguishments of our Senior Notes, partially offset by an increase from our finance obligations and line of credit.

Other income, net

        Other income, net for the years ended December 31, 2011 and 2010 totaled $278,000 and $2.1 million, respectively. The decrease was primarily due to a $1.2 million loss on early retirement of our finance obligations resulting from a prepayment premium in 2011 and a $346,000 decrease due to gains on Senior Notes buybacks in 2010.

Income taxes

        Our provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 of ($142,000) and $359,000 is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of December 31, 2011 and December 31, 2010 we had federal net operating loss carry forwards of approximately $192.5 and $166.7 million, respectively, and state net operating loss carry forwards of approximately $176.1 and $150.7 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. The result of having ownership changes under Internal Revenue Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our net operating loss carryforwards will begin to expire in 2018.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters in 2011 and 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	$265,470	$234,992	$239,738	$314,077
2010	264,330	$231,253	$245,420	$348,870

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

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2010 and 2009:

	Year ended December 31
	2010	2009
Revenue, net
Direct	19.2%	17.2%
Fulfillment partner	80.8	82.8

Total net revenue	100.0	100.0

Cost of goods sold
Direct	17.2	14.9
Fulfillment partner	65.4	66.3

Total cost of goods sold	82.6	81.2

Gross profit	17.4	18.8
Operating expenses:
Sales and marketing	5.6	6.3
Technology	5.3	6.0
General and administrative	5.1	5.6
Restructuring	(0.1)	—

Total operating expenses	16.0	17.9

Operating income (loss)	1.4	0.9
Interest income	—	—
Interest expense	(0.3)	(0.4)
Other income (expense), net	0.2	0.4

Net income (loss) before income taxes	1.3	0.9

Provision for income taxes	—	—

Net income (loss)	1.3%	0.9%

Revenue

        The following table reflects our net revenue for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009	$ Change	% Change
Revenue, net
Direct	$209,646	$150,901	$58,745	38.9%
Fulfillment partner	880,227	725,868	154,359	21.3%

Total revenue, net	$1,089,873	$876,769	$213,104	24.3%

        Total net revenue increased 24% to $1,090 million for the year ended December 31, 2010, from $877 million for the year ended December 31, 2009.

        Direct revenue increased 39% to $210 million in 2010 from $151 million in 2009, and fulfillment partner revenue increased 21% to $880 million from $726 million.

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

        The following table reflects our net revenues, cost of goods sold and gross profit for the year ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009	$ Change	% Change
Revenue, net
Direct	$209,646	$150,901	$58,745	38.9%
Fulfillment partner	880,227	725,868	154,359	21.3%

Total net revenues	$1,089,873	$876,769	$213,104	24.3%

Cost of goods sold
Direct	$187,124	$130,890	$56,234	43.0%
Fulfillment partner	713,109	581,127	131,982	22.7%

Total cost of goods sold	$900,233	$712,017	$188,216	26.4%

Gross Profit
Direct	$22,522	$20,011	$2,511	12.5%
Fulfillment partner	167,118	144,741	22,377	15.5%

Total gross profit	$189,640	$164,752	$24,888	15.1%

        Gross margins for the past eight quarterly periods and years ending December 31, 2010 and 2009 were:

	Q1 2010	Q2 2010	Q3 2010	Q4 2010	FY 2010
Direct	13.8%	11.7%	9.1%	9.0%	10.7%
Fulfillment Partner	18.8%	19.4%	18.7%	19.0%	19.0%
Combined	17.9%	18.0%	16.9%	17.0%	17.4%

	Q1 2009	Q2 2009	Q3 2009	Q4 2009	FY 2009
Direct	12.9%	18.0%	11.8%	11.9%	13.3%
Fulfillment Partner	21.0%	21.3%	20.7%	18.1%	19.9%
Combined	19.5%	20.7%	19.3%	17.1%	18.8%

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

        During reviews of our partner billing system for returns, we discovered that we had underbilled our fulfillment partners for certain fees and charges related to returns of approximately $822,000 and $1.6 million for the years ended December 31, 2010 and 2009, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we have made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

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

        The following table reflects our sales and marketing expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009	$ Change	% Change
Sales and marketing expenses	$61,334	$55,549	$5,785	10.4%
Sales and marketing expenses as a percent of net revenues	5.6%	6.3%

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

        The following table reflects our technology expenses for the years ended December 31, 2010 and 2009 (in thousands)

	Year ended December 31,
	2010	2009	$ Change	% Change
Technology expenses	$58,260	$52,336	$5,924	11.3%
Technology expenses as a percent of net revenues	5.3%	6.0%

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

        Technology expenses include stock-based compensation expense of $1.1 million and $961,000 for the years ended December 31, 2010 and 2009, respectively

General and administrative expenses

        The following table reflects our general and administrative expenses for the years ended December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009	$ Change	% Change
General and administrative expenses	$55,650	$48,906	$6,744	13.8%
General and administrative expenses as a percent of net revenues	5.1%	5.6%

        The $6.7 million increase is due to a $5.1 million increase in salaries and benefits expense (primarily due to increases in staffing), a $2.3 million increase in professional service fees for our external auditors and a $2.0 million increase in legal fees, partially offset by a $3.2 million decrease in bonus expense in 2010 as a result of lower than expected financial performance for the year ended December 31, 2010. The increase in legal fees primarily resulted from a $2.6 million reduction in payments received from the settlement of legal matters during 2010 compared to 2009. We recognized a reduction in general and administrative expenses of $4.5 million and $7.1 million during the years ended December 31, 2010 and 2009, respectively, related to the settlement of legal matters.

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

Liquidity and Capital Resources

        While we believe that the cash and cash equivalents currently on hand, amounts available under our credit facility and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months; we may require additional financing. Our $20 million credit facility with U.S. Bank is scheduled to terminate on December 31, 2012. Although we have $20 million on deposit with U.S. Bank, and may repay and terminate the facility, we may attempt to renegotiate the facility or replace it. There can be no assurance we will be able to do so. In December 2011, we paid $20.1 million to terminate our obligations under our Master Lease Agreement, resulting in a significant decrease in cash on hand at December 31, 2011 (see "Borrowings" below). There can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

        Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2011, our cash and cash equivalents balance was $97.0 million.

        Cash flow information is as follows:

	Year ended December 31
	2011	2010	2009
Cash provided by (used in):
Operating activities	$25,663	$16,322	$46,117
Investing activities	(8,905)	(22,700)	2,868
Financing activities	(43,794)	(9,358)	(5,685)

Free Cash Flow

        "Free Cash Flow" (a non-GAAP measure) for the years ended December 31, 2011, 2010 and 2009, was $16.9 million, $(4.2) million and $38.8 million, respectively. See "Non-GAAP Financial Measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Cash provided by operating activities

        For the years ended December 31, 2011 and 2010, our operating activities resulted in net cash inflows of $25.7 million and $16.3 million, respectively.

        Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are paid.

        The $25.7 million of net cash provided by operating activities during the year ended December 31, 2011 was primarily due to a decrease in inventory of $9.1 million from an effort to maintain lower inventory levels and a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce seasonal inventory risks, an increases in accrued liabilities of $7.0 million primarily related to marketing and legal expenses, an increase in deferred revenue of $4.0 million primarily due to continued growth of our Club O loyalty program and an increase in accounts payable of $2.9 million.

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

Cash (used in) provided by investing activities

        Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs. For the years ended December 31, 2011 and 2010, investing activities resulted in net cash outflows of $8.9 million and $22.7 million, respectively.

        The $8.9 million used in investing activities during the year ended December 31, 2011 resulted primarily from expenditures for fixed assets of $8.7 million, which largely consisted of software and hardware purchases.

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

Cash used in financing activities

        For the years ended December 31, 2011 and 2010, financing activities resulted in net cash outflows of $43.8 million and $9.4 million, respectively.

        Financing activities for the year ended December 31, 2011 resulted in net cash outflows of $43.8 million primarily from $34.6 million used for retirement of long-term debt, $24.9 million used for retirement of finance obligations, partially offset by $17.0 million in proceeds from a draw down on our line of credit (which was used for the retirement of long-term debt).

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009 (the "Purchase Period"). In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. At December 31, 2011 none of our shares were classified outside stockholder's equity due to the expiration of potential rescission rights associated with those common shares. At December 31, 2010 approximately 46,000 shares or $570,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

Stock and Debt Repurchase Program

        We retired $34.6 million of the Senior Notes during the year ended December 31, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the year ended December 31, 2011, $10.1 million were held by Chou Associates Management Inc. or an affiliate of Chou ("Chou") and $21.7 million were held by Fairfax Financial Holdings Limited or an affiliate of Fairfax ("Fairfax"). Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

        As of December 31, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

        During the years ended December 31, 2011 and 2010, we withheld from vesting restricted stock awards a total of 100,000 and 63,000 shares of our common stock for $1.6 million and $825,000, respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2011 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	116	3	—	—	—	—	119
Line of credit	17,000	—	—	—	—	—	17,000
Interest on line of credit	519	—	—	—	—	—	519
Operating leases	8,916	8,206	8,404	6,818	1,381	183	33,908
Naming rights	1,236	1,273	1,311	1,351	1,391	—	6,562
Purchase obligations	14,342	—	—	—	—	—	14,342

Total contractual cash obligations	$42,129	$9,482	$9,715	$8,169	$2,772	$183	$72,450

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2012	2013	2014	2015	2016	Thereafter	Total
Letters of credit	$2,028	$—	$—	$—	$—	$—	$2,028

Naming rights

        During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights and we may terminate this agreement at our sole option, subject to its termination fee.

Purchase Obligations

        The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2011. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

        Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $313,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment. For further information regarding the application of ASC 740-10-5, see the information set forth under Item 15 of Part IV, "Financial Statements—Note 20—Income Taxes," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Recommendation Algorithm Development Costs

        During 2011, we announced two contests offering cash prizes of up to $1.3 million for each contest period to the researcher or research team who can design and develop a recommendation algorithm which provides a minimum of 1% increase in sales as compared to our existing algorithm. The contest periods end March 31, 2012 and September 30, 2012 and the cash prizes, if any, would be awarded at those times.

Borrowings

U.S. Bank Financing Agreements

        We are a party to a Financing Agreement with U.S. Bank National Association ("U.S. Bank") dated December 22, 2009 (as amended to date, the "Financing Agreement"). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At December 31, 2011 and at the date of this report we maintained $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

        The stated termination date of the Financing Agreement is December 31, 2012. The maximum amount potentially available under the Financing Agreement is $20 million, limited to $3 million for cash-collateralized letters of credit and other financial accommodations, and $17 million for advances supported by our non-cash collateral. As permitted by the Financing Agreement, during the year ended December 31, 2011, we used the entire $17 million available for advances supported by our non-cash collateral to fund the redemption of our then-outstanding Senior Convertible Notes due December 1, 2011.

        Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at December 31, 2011. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

        The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory. During 2011, we were out of compliance with two covenants and obtained waivers from U.S. Bank for these covenant violations.

        Amounts outstanding under the Financing Agreement at December 31, 2011 and December 31, 2010 were $17.0 million and zero, respectively, and letters of credit totaling $2.0 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At December 31, 2011, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

        Prior to December 27, 2011, we were a party to a Master Lease Agreement and a Financial Covenants Rider and related documents (collectively, the "Master Lease Agreement") dated September 17, 2010 with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group ("Lessor"), an affiliate of U.S. Bank National Association. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware ("IT Assets") to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling $16.4 million. Subsequently, we entered into eleven additional leases; whereby we leased $8.2 million in IT Assets and financed certain software licenses directly from the Lessor. We had the right to repurchase the IT Assets at the end of the 48-month term for $1.00. Payments on the Master Lease Agreement were due monthly. The weighted average effective interest rate under the Master Lease Agreement was 6.29%. We had accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of entering into these transactions.

        On December 27, 2011, we and the Lessor agreed to terminate the Master Lease Agreement and all related schedules. We paid approximately $20.1 million to Lessor in connection with the amendment and agreement to terminate the Master Lease Agreement, resulting in a $1.2 million loss on early retirement of debt included in Other income (expense), net in our consolidated statements of operations. As of December 31, 2011 and December 31, 2010, zero and $16.1 million of the finance obligations remained outstanding, respectively.

U.S. Bank Purchasing Card Agreement

        We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

3.75% Convertible Senior Notes

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs were being amortized using the straight-line method which approximates the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $77,000, $228,000 and $331,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Interest on the Senior Notes was payable semi-annually on June 1 and December 1 of each year. The Senior Notes were scheduled to mature on December 1, 2011 and were unsecured and ranked equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

        We retired all of the remaining $34.6 million of the Senior Notes during the year ended December 31, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the year ended December 31, 2011, $10.1 million were held by Chou and $21.7 million were held by Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

        As of December 31, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

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

        Contribution (a non-GAAP financial measure) (which we reconcile to "Gross profit" in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed with our GAAP gross profit less sales and marketing expenses, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).

        For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Year ended December 31,
	2011	2010	2009
Total revenue	$1,054,277	$1,089,873	$876,769
Cost of goods sold	875,189	900,233	712,017

Gross profit	179,088	189,640	164,752
Less: Sales and marketing expense	61,813	61,334	55,549

Contribution	$117,275	$128,306	$109,203

Contribution margin	11.1%	11.8%	12.5%

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

	Year ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$25,663	$16,322	$46,117
Expenditures for fixed assets, including internal-use software and website development	(8,741)	(20,511)	(7,275)

Free cash flow	$16,922	$(4,189)	$38,842

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio, except for an interest rate cap agreement on our line of credit, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

        At December 31, 2011, we had $99.0 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $990,000 on our earnings or loss or cash flows of these instruments.

        At December 31, 2011, we had $17.0 million outstanding under our line of credit, and letters of credit totaling $2.0 million were outstanding under our credit facility. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $190,000 on our earnings or loss or cash flows of these instruments. We have entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

        We carried out an evaluation required by the Securities Exchange Act of 1934 (the "1934 Act"), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

        Our internal control over financial reporting is designed to provide reasonable assurance of achieving its objectives as specified above. Management does not expect, however, that our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 2, 2012

(d)   Changes in Internal Control Over Financial Reporting

        No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) was identified during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        As previously reported, on May 4, 2011 we held our 2011 Annual Meeting of Stockholders. We reported the matters submitted to the stockholders at the Annual Meeting and the results of the voting in a Form 8-K filed on May 5, 2011 and amended on May 24, 2011. On January 6, 2012, we filed an amendment to the Form 8-K to report that, consistent with our Board's recommendation and consistent with the stockholders' advisory vote on this matter, we intend to hold future stockholder advisory votes on executive compensation once every three years until the next required vote on the frequency of stockholder votes on executive compensation.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I "Business—Executive Officers." Other information required by Item 10 of Part III, including information regarding our Directors and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be included in our definitive proxy statement for our 2012 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2012 annual meeting of stockholders.

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

3.     Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number		Description of Document
3.1	(a)	Amended and Restated Certificate of Incorporation

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K (File No. 000-49799) filed on February 5, 2009).

4.1	(b)	Form of specimen common stock certificate.

10.1	(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.

10.3		Form of agreements under 2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.4		Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.5		Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.6		Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.7		Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

Exhibit Number	Description of Document
10.8	Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

10.9	Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).

10.10	Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).

10.11	Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

10.12	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K (File No. 000-49799) filed May 7, 2004)

10.13	2005 Equity Incentive Plan (incorporated by reference to Appendix A to Overstock.com, Inc.'s definitive proxy statement (File No. 000-49799) filed with the SEC on March 28, 2008.

10.14	Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on January 15, 2008)

10.15	Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed (File No. 000-49799) on April 11, 2008).

10.16	First Amendment to Lease amending the terms of the Lease Agreement with Natomas Meadows, LLC dated December 16, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on December 17, 2008).

10.17	Offer Letter to Stephen J. Chesnut dated December 18, 2008 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated January 5, 2009).

10.18	Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated March 23, 2009).

10.19	Financing Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).

10.20	Security Agreement with U.S. Bank National Association dated as of December 22, 2009 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) dated December 23, 2009).

10.21	Consent and Waiver with U.S. Bank National Association dated as of September 17, 2010 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K (File No. 000-49799) dated September 21, 2010).

10.22	First Amendment to Financing Agreement and Waiver dated as of August 19, 2011 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed August 22, 2011 (File No. 000-49799)

10.23	Revolving Note (Regular Advances) dated as of August 19, 2011 (incorporated by reference to exhibit 10.2 to our Report on Form 8-K filed August 22, 2011 (File No. 000-49799)

Exhibit Number		Description of Document

10.24		Revolving Note (Cash Secured Advances) dated as of August 19, 2011 (incorporated by reference to exhibit 10.3 to our Report on Form 8-K filed August 22, 2011 (File No. 000-49799)

10.25		Letter agreement dated December 27, 2011 terminating the Master Lease Agreement dated September 17, 2010 with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed December 28, 2011 (File No. 000-49799)

10.26		Second Amendment to Finance Agreement and Waiver dated February 15, 2012 between Overstock.com, Inc. and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed February 17, 2012 (File No. 000-497990))

*10.27	(c)	Summary of unwritten compensation arrangements with Directors.

*21		Subsidiaries of the Registrant.

*23.1		Consent of Independent Registered Public Accounting Firm

24.1		Powers of Attorney (see signature page)

*31.1		Exhibit 31 Certification of Chief Executive Officer

*31.2		Exhibit 31 Certification of Chief Financial Officer

*32.1		Section 1350 Certification of Chief Executive Officer

*32.2		Section 1350 Certification of Chief Financial Officer

101	(d)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010; (ii) Consolidated Statement of Operations for the years ended December 31 2011, 2010, and 2009; (iii) Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009; and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(a)
Incorporated by reference to exhibits of the same number filed with our Form 10-Q (File No. 000-49799), filed on August 13, 2002.

(b)
Incorporated by reference to exhibits of the same number filed with our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002.

(c)
Management contract or compensatory plan or arrangement.

(d)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2012.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer), Chairman of the Board	March 2, 2012
/s/ STEPHEN J. CHESNUT Stephen J. Chesnut	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	March 2, 2012
/s/ STORMY D. SIMON Stormy D. Simon	Senior Vice President, Customer and Partner Care and Director	March 2, 2012
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 2, 2012
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	March 2, 2012

Signature	Title	Date

/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 2, 2012
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 2, 2012

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$96,985	$124,021
Restricted cash	2,036	2,542
Accounts receivable, net	13,501	13,560
Inventories, net	22,993	32,114
Prepaid inventories, net	1,027	2,082
Prepaids and other assets	12,651	11,651

Total current assets	149,193	185,970
Fixed assets, net	25,322	27,800
Goodwill	2,784	2,784
Other long-term assets, net	2,260	1,405

Total assets	$179,559	$217,959

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,332	$67,311
Accrued liabilities	47,902	40,751
Deferred revenue	27,978	24,027
Convertible senior notes, net of debt discount—$0 and $141	—	34,484
Line of credit	17,000	—
Finance obligations, current	—	3,922
Capital lease obligations, current	110	729

Total current liabilities	163,322	171,224
Capital lease obligations, non-current	2	113
Finance obligations, non-current	—	12,219
Other long-term liabilities	2,998	3,175

Total liabilities	166,322	186,731

Commitments and contingencies (Note 13)
Redeemable common stock, $0.0001 par value:
Outstanding—0 and 46	—	570
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—5,000
Issued and outstanding shares—none	—	—
Common stock, $0.0001 par value
Authorized shares—100,000
Issued shares—26,241 and 25,877
Outstanding shares—23,279 and 23,015	2	2
Additional paid-in capital	353,368	349,747
Accumulated deficit	(261,765)	(242,327)
Treasury stock:
Shares at cost—2,962 and 2,862	(78,368)	(76,764)

Total stockholders' equity	13,237	30,658

Total liabilities and stockholders' equity	$179,559	$217,959

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31
	2011	2010	2009
Revenue, net
Direct	$163,609	$209,646	$150,901
Fulfillment partner	890,668	880,227	725,868

Total net revenue	1,054,277	1,089,873	876,769

Cost of goods sold
Direct(1)	149,660	187,124	130,890
Fulfillment partner	725,529	713,109	581,127

Total cost of goods sold	875,189	900,233	712,017

Gross profit	179,088	189,640	164,752

Operating expenses:
Sales and marketing(1)	61,813	61,334	55,549
Technology(1)	67,043	58,260	52,336
General and administrative(1)	67,766	55,650	48,906
Restructuring	—	(569)	(66)

Total operating expenses	196,622	174,675	156,725

Operating income (loss)	(17,534)	14,965	8,027
Interest income	161	157	170
Interest expense	(2,485)	(2,962)	(3,470)
Other income, net	278	2,088	3,277

Income (loss) before income taxes	(19,580)	14,248	8,004

Provision (benefit) for income taxes	(142)	359	257

Net income (loss)	(19,438)	13,889	7,747

Deemed dividend related to redeemable common stock	(12)	(112)	(48)

Net income (loss) attributable to common shares	$(19,450)	$13,777	$7,699

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.84)	$0.60	$0.34
Weighted average common shares outstanding—basic	23,259	23,019	22,821
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.84)	$0.59	$0.33
Weighted average common shares outstanding—diluted	23,259	23,366	23,067

(1)
Includes stock-based compensation as follows (Note 17):

Cost of goods sold—direct	$193	$212	$167
Sales and marketing	377	608	634
Technology	628	1,071	961
General and administrative	1,853	3,165	3,023

Total	$3,051	$5,056	$4,785

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)
and Comprehensive Income (Loss)

(in thousands)

	Common stock				Treasury stock		Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount		Total
Balances at December 31, 2008	25,438	$2	$337,707	$(263,333)	2,793	$(76,670)	$48	$(2,246)

Stock-based compensation to employees and directors	—	—	4,775	—	—	—	—	4,775
Stock-based compensation to consultants in exchange for services	—	—	10	—	—	—	—	10
Common stock issued upon vesting of restricted stock	110	—	—	—	—	—	—	—
Exercise of stock options	2	—	29	—	—	—	—	29
Purchase of treasury stock	—	—	—	—	36	(340)	—	(340)
Treasury stock issued for 401(k) matching contributions	—	—	—	(470)	(22)	824	—	354
Issuance of redeemable common stock (Note 15)	(39)	—	(400)	—	—	—	—	(400)
Lapse of rescission rights of redeemable common stock (Note 15)	72	—	967	—	—	—	—	967
Deemed dividend related to redeemable common stock (Note 15)		—	(48)	—	—	—	—	(48)
Comprehensive income :
Net income	—	—	—	7,747	—	—	—	7,747
Reclassification adjustment included in net income	—	—	—	—	—	—	(48)	(48)

Total comprehensive income	—	—	—	—	—	—	—	7,699

Balances at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$—	$10,800

Exercise of stock options	90		1,503					1,503
Stock-based compensation to employees and directors	—	—	5,056	—	—	—	—	5,056
Common stock issued upon vesting of restricted stock	185	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	63	(825)	—	(825)
Treasury stock issued for 401(k) matching contributions	—	—	—	(160)	(7)	247	—	87
Redeemable common stock repurchased under rescission offer	1	—	—	—	(1)	—	—	—
Lapse of rescission rights of redeemable common stock (Note 15)	18	—	260	—	—	—	—	260
Deemed dividend related to redeemable common stock (Note 15)	—	—	(112)	—	—	—	—	(112)
Comprehensive income:
Net income	—	—	—	13,889	—	—	—	13,889

Total comprehensive income	—	—	—	—	—	—	—	13,889

Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$—	$30,658

Stock-based compensation to employees and directors	—	—	3,051	—	—	—	—	3,051
Common stock issued upon vesting of restricted stock	318	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	100	(1,604)	—	(1,604)
Lapse of rescission rights of redeemable common stock (Note 15)	46	—	582	—	—	—	—	582
Deemed dividend related to redeemable common stock (Note 15)	—	—	(12)	—	—	—	—	(12)
Comprehensive income:
Net loss	—	—	—	(19,438)	—	—	—	(19,438)

Total comprehensive loss	—	—	—	—	—	—	—	(19,438)

Balance at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$—	$13,237

See accompanying notes to consolidated financial statements

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(19,438)	$13,889	$7,747
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,350	14,580	12,883
Realized loss on marketable securities	—	—	48
Loss on disposition of fixed assets	—	—	183
Stock-based compensation to employees and directors	3,051	5,056	4,775
Stock-based compensation to consultants for services	—	—	10
Amortization of debt discount and deferred loan costs	127	391	331
(Gain) loss from early extinguishment of debt	1,253	(346)	(2,810)
Restructuring reversals	—	(569)	(66)
Changes in operating assets and liabilities:
Restricted cash	506	1,872	(152)
Accounts receivable, net	59	(1,920)	(4,540)
Inventories, net	9,121	(8,739)	1,344
Prepaid inventories, net	1,055	797	(2,118)
Prepaids and other assets	(456)	368	(604)
Other long-term assets, net	(160)	(215)	(120)
Accounts payable	2,944	(9,315)	18,642
Accrued liabilities	6,952	(2,575)	9,131
Deferred revenue	3,951	3,362	1,433
Other long-term liabilities	348	(314)	—

Net cash provided by operating activities	25,663	16,322	46,117

Cash flows from investing activities:
Purchases of marketable securities	(160)	(136)	—
Purchases of intangible assets	(4)	(396)	—
Sale of marketable securities prior to maturity	—	—	8,893
Investment in precious metals	—	(1,657)	—
Expenditures for fixed assets, including internal-use software and website development	(8,741)	(20,511)	(7,275)
Collection of note receivable	—	—	1,250

Net cash provided by (used in) investing activities	(8,905)	(22,700)	2,868

Cash flows from financing activities:
Payments on capital lease obligations	(730)	(490)	(348)
Drawdowns on line of credit	17,000	—	1,612
Payments on line of credit	—	—	(1,612)
Capitalized financing costs	(140)	—	(245)
Proceeds from finance obligations	1,429	16,383	—
Payments on finance obligations	(24,918)	(841)	—
Paydown on direct financing arrangement	(216)	(197)	(218)
Payments to retire convertible senior notes	(34,615)	(24,865)	(4,563)
Purchase of redeemable stock	—	(26)	—
Purchase of treasury stock	(1,604)	(825)	(340)
Exercise of stock options	—	1,503	29

Net cash used in financing activities	(43,794)	(9,358)	(5,685)

Net increase (decrease) in cash and cash equivalents	(27,036)	(15,736)	43,300
Cash and cash equivalents, beginning of period	124,021	139,757	96,457

Cash and cash equivalents, end of period	$96,985	$124,021	$139,757

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$2,369	$2,534	$3,006
Taxes paid	260	187	—
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$(33)	$795	$—
Equipment acquired under finance obligations	5,077	599	—
Equipment and software acquired under capital lease obligations	—	6	1,632
Issuance of redeemable common stock	—	—	400
Lapse of rescission rights of redeemable stock	582	260	967
Issuance of common stock from treasury for 401(k) matching contribution	—	87	354

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Consolidated Financial Statements

1. BUSINESS AND ORGANIZATION

        As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company. On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc.

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

2. ACCOUNTING POLICIES

Principles of consolidation

        The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, long lived asset valuation, income taxes, stock-based compensation, performance-based compensation, restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

        We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of December 31, 2011 and December 31, 2010 were $81.2 million and $121.8 million, respectively.

Restricted cash

        We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2011 and 2010, restricted cash was $2.0 million and $2.5 million, respectively, and was held primarily in money market accounts.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

        Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. We are party to a Financing Agreement with U.S. Bank dated December 22, 2009 (as amended to date, the "Financing Agreement"). Our Financing Agreement is also carried at face value, which approximates its fair value due to its variable interest rate.

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

        This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$83,195	$83,195	$—	$—
Trading securities held in a "rabbi trust"(1)	302	302

Total assets	$83,497	$83,497	$—	$—

Liabilities:
Deferred compensation accrual "rabbi trust"(3)	$302	$302	$—	$—

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

(1)
—Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets (Note 18—Employee Retirement Plan).

(2)
—The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

(3)
—Non Qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets (Note 18—Employee Retirement Plan).

        The estimated fair value of our 3.75% Convertible Senior Notes due 2011 ("Senior Notes") outstanding at December 31, 2010 was $33.2 million on a carrying value of $34.5 million. The fair value of the Senior Notes was derived using a convertible debt pricing model with observable market inputs, which include stock price, dividend payments, borrowing costs, equity volatility, interest rates and interest spread. On September 21, 2011 we retired all of the outstanding Senior Notes (Note 12—Borrowings).

Restricted investments

        In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the "NQDC Plan") for senior management (Note 18—Employee Retirement Plan). Deferred compensation amounts are invested in mutual funds held in a "rabbi trust" and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification ("ASC") No. 320 "Investments—Debt and Equity Securities". The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $302,000 and $148,000 at December 31, 2011 and December 31, 2010, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2011 and 2010.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Accounts receivable

        Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

        From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $574,000 and $2.0 million at December 31, 2011 and December 31, 2010, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the year ended December 31, 2011, which had no significant effect on results of operations for the period as most of the items had been previously reserved.

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2011 and 2010, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

        Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories at December 31, 2011 and 2010 were $1.0 million and $2.1 million respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Prepaids and other assets

        Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at December 31, 2011 and 2010 were $12.7 million and $11.7 million, respectively.

Fixed assets

        Fixed assets, which include assets such as technology infrastructure, internal-use software, website development, furniture and fixtures and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related lease, whichever is shorter, as follows:

Life (years)
Computer software	2 - 3
Computer hardware	3
Furniture and equipment	3 - 5

        Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

        Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Cost of goods sold—direct	$714	$1,179	$1,264
Technology	14,433	12,489	10,943
General and administrative	1,203	912	676

Total depreciation and amortization, including internal-use software and website development	$16,350	$14,580	$12,883

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

        During the years ended December 31, 2011 and 2010, we capitalized $9.6 million and $8.2 million, respectively, of costs associated with internal-use software and website development, both developed

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

internally and acquired externally. Amortization of costs associated with internal-use software and website development was $8.0 million and $6.7 million for those respective periods.

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

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2011, 2010, and 2009.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

        Goodwill is not amortized but is tested for impairment at least annually. When evaluating whether goodwill is impaired, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to the other assets and liabilities within the reporting unit based on estimated fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2011 and 2010. There were no impairments to goodwill recorded during the years ended December 31, 2011, 2010, and 2009.

Revenue recognition

        We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011, advertisement revenue derived from our real estate listing business, which we removed from our site in June 2011, from our cars listing business, and from advertising on our shopping, travel and insurance pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 22 "Business Segments").

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

        We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by customers, are treated as a reduction of revenue.

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

        We offer a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our leased warehouses. We pay the consignment supplier upon sale of the consigned merchandise to the consumer. Revenue from consignment service to suppliers is included in fulfillment partner segment on a gross basis.

        In April 2011, we again began operating a travel shopping site as part of our Website where customers can purchase discount travel packages, flights, rental cars and other travel-related products and services. We also earn advertisement revenue from our travel business. Revenue from the travel businesses is included in the fulfillment partner segment on a net basis.

        In July 2011, we began an insurance shopping service as part of our Website where customers can shop for auto and home insurance and compare quotes from various insurance providers. We also earn advertisement revenue from our insurance business. Revenue generated from our insurance shopping site is included in the fulfillment partner segment on a net basis.

        Prior to July 2011, we operated an online auction service on our Website. In July 2011, we removed our Marketplace tab from our Website and no longer provide auction services. The financial results and related assets of the online auction service were not significant to our business. The Marketplace tab allowed sellers to list items for sale, buyers to bid on items of interest, and users to browse through listed items online. Except in limited circumstances where our auction site listed returned merchandise, we were not the seller of auction-listed items and had no control over the pricing of those items. Therefore, the listing fees for items sold at auction by sellers were recorded as revenue during the period these items were listed or sold on a net basis. The revenue for the returned merchandise that we sold at auction was recorded on a gross basis. Revenue from the auctions business is included in the fulfillment partner segment.

        We operated an online site for listing real estate for sale as a part of our Website. In June 2011, we removed our online site for listing real estate for sale from our Website and no longer provide these real estate listing services. The financial results and related assets of the online site for real estate for sale were not significant to our business. The real estate listing service allowed customers to search

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

active listings across the country. Revenue from the real estate listing business is included in the fulfillment partner segment, on a net basis.

        Prior to June 2011, we operated Eziba.com, a private sale website featuring home décor products, jewelry, apparel and accessories from many leading brands. In June 2011, we turned off the Eziba.com website; however, we continue to sell the type of products that were listed on Eziba.com through our websites, O.co and Overstock.com.

        Revenue from our other businesses is less than 1% of total net revenues.

International business

        We began selling products through our Website to customers outside the United States in late August 2008. As of December 31, 2011, we were offering products to customers in over 105 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our sales are made to international customers.

        Total revenues from International sales were $8.8 million $9.4 million and $5.1 million for the years ended December 31, 2011, 2010 and 2009 respectively.

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see "Co-branded credit card revenue" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer's Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

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

        If the return is not a result of a product defect or a fulfillment error and the customer initiates a return of an unopened item within 30 days of delivery, for most products we refund the full cost of the merchandise minus the original shipping charge and actual return shipping fees. However, we reduce refunds for returns initiated more than 30 days after delivery or that are received at our returns processing facility more than 45 days after initial delivery.

        If our customer returns an item that has been opened or shows signs of wear, we issue a partial refund minus the original shipping charge and actual return shipping fees.

        Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period.

        During the three months ended December 31, 2009, we had a change in estimate for our sales returns allowance that reduced the allowance by approximately $3.0 million from the prior quarter-end balance and $3.2 million from the prior year-end balance that was recorded in accordance with ASC 250 "Accounting Changes and Error Corrections" on a prospective basis. The change in estimate for our sales returns allowance had the following impact on our financial results for the three and twelve months ended December 31, 2009 (amounts in thousands, except per share data):

	Three months ended December 31, 2009	Twelve months ended December 31, 2009
	($ Change)	($ Change)
Revenue, net	$2,995	$3,208
Gross profit	752	805
Income from continuing operations before income taxes	752	805
Net income	752	805
Net income attributable to common shares—basic	$0.04	$0.04
Net income attributable to common shares—diluted	$0.04	$0.03

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

        Although we believe that our estimates, assumptions, and judgments are reasonable, actual results have historically differed from our estimates. Based on our actual returns experience through December 31, 2011, had our estimated returns equaled our actual returns, our net income would have decreased approximately $805,000 for the year ended December 31, 2009. Based on the improvements and initiatives discussed above, we believe that our estimates, assumptions and judgments have improved and our actual product returns have not differed materially from our estimates at December 31, 2010 and during 2011.

        The allowance for returns was $10.9 million and $11.5 million at December 31, 2011 and 2010, respectively.

Credit card chargeback allowance

        Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $187,000 and $125,000 at December 31, 2011 and 2010, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Cost of goods sold

        Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2011		2010		2009
Total net revenue	$1,054,277	100%	$1,089,873	100%	$876,769	100%

Cost of goods sold
Product costs and other cost of goods sold	821,739	78%	842,064	78%	664,537	76%
Fulfillment and related costs	53,450	5%	58,169	5%	47,480	5%

Total cost of goods sold	875,189	83%	900,233	83%	712,017	81%

Gross profit	$179,088	17%	$189,640	17%	$164,752	19%

Advertising expense

        We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $52.5 million, $53.2 million and $48.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.4 million and $2.9 million at December 31, 2011 and 2010, respectively.

Stock-based compensation

        We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, recipients of awards and historical experience. Actual results may differ substantially from these estimates (see Note 17 "Stock-Based Awards").

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

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

        Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and tax planning strategies, to the extent available. At December 31, 2011 and December 31, 2010, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31
	2011	2010	2009
Net income (loss)	$(19,438)	$13,889	$7,747

Deemed dividend related to redeemable common stock	(12)	(112)	(48)

Net income (loss) attributable to common shares	$(19,450)	$13,777	$7,699

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.84)	$0.60	$0.34
Weighted average common shares outstanding—basic	23,259	23,019	22,821
Effect of dilutive securities:
Stock options and restricted stock awards	—	347	246
Convertible senior notes	—	—	—

Weighted average common shares outstanding—diluted	23,259	23,366	23,067
Net income (loss) attributable to common shares—diluted	$(0.84)	$0.59	$0.33

        The following shares were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31
	2011	2010	2009
Stock options and restricted stock units	927	551	740
Convertible senior notes	—	454	787

Accounting pronouncements adopted

        We adopted ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, on January 1, 2011. ASU 2009-13 requires companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for annual reporting periods after December 15, 2010. The adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

Accounting pronouncements issued not yet adopted

        In May 2011, the Financial Accounting Standards Board ("FASB") issued an accounting pronouncement related to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

        Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program for lease and contract termination costs are as follows (in thousands):

	Balance at Beginning of Year	Accretion Expense	Net Cash Payments	Adjustments	Balance at End of Year
Year ended December 31, 2011	$1,797	$166	$(472)	$—	$1,491
Year ended December 31, 2010	$2,685	$240	$(559)	$(569)	$1,797

        There were no restructuring charges or reversals during the year ended December 31, 2011. We reversed $569,000 of lease termination costs liability during the year ended December 31, 2010 due to changes in the estimate of sublease income, primarily as a result of our entering into agreements with a sublessee to terminate their subleases and re-occupy a portion of the space previously ceased to be used by us, due to our growth and need for additional space.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

4. COMPREHENSIVE INCOME (LOSS)

        Our comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Net income (loss)	$(19,438)	$13,889	$7,747
Reclassification adjustment included in net income (loss)	—	—	(48)

Comprehensive income (loss)	$(19,438)	$13,889	$7,699

5. ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2011	2010
Credit card receivables	$6,042	$7,679
Accounts receivable, other	8,033	7,929

	14,075	15,608
Less: allowance for doubtful accounts	(574)	(2,048)

Accounts receivable, net	$13,501	$13,560

6. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Product inventory	$14,904	$24,900
Inventory in-transit	8,089	7,214

Total inventories, net	$22,993	$32,114

7. PREPAIDS AND OTHER ASSETS

        Prepaids and other assets consist of the following (in thousands):

	December 31,
	2011	2010
Prepaid maintenance	$6,995	$5,446
Prepaid advertising	1,407	2,922
Prepaid other	2,592	1,626
Investment in precious metals	1,657	1,657

Total prepaids and other assets	$12,651	$11,651

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

8. FIXED ASSETS

        Fixed assets consist of the following (in thousands):

	December 31,
	2011	2010
Computer hardware and software, including internal-use software and website development	$141,435	$129,953
Furniture and equipment	13,945	13,204
Leasehold improvements	5,445	5,206

	160,825	148,363
Less: accumulated depreciation and amortization	(135,503)	(120,563)

Total fixed assets	$25,322	$27,800

        Depreciation and amortization of property and equipment totaled $16.4 million, $14.6 million, and $12.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Fixed assets included assets under capital leases of $1.7 million and $1.7 million, and accumulated amortization related to assets under capital leases of $1.5 million and $902,000 at December 31, 2011 and 2010, respectively.

9. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following (in thousands):

	December 31,
	2011	2010
Prepaid expenses, long-term portion	$1,762	$807
Prepaid other	498	598

Total other long-term assets	$2,260	$1,405

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Allowance for returns	$10,899	$11,525
Accounts payable accrual	8,284	7,626
Accrued marketing expenses	7,632	2,484
Accrued compensation and other related costs	6,819	8,279
Other accrued expenses	3,416	1,734
Accrued professional expenses	3,013	1,877
Accrued freight	2,392	2,491
Facility lease accruals	1,841	1,811
Accrued taxes	1,540	1,400
Inventory received but not invoiced	1,069	452
Credit card processing fee accrual	535	625
Short term portion of restructuring accrual (Note 3)	462	447

Total accrued liabilities	$47,902	$40,751

11. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31,
	2011	2010
Payments owed or received prior to product delivery	$17,691	$16,938
Club O membership fees and reward points	5,193	2,428
Unredeemed gift cards	3,738	3,899
Other	1,356	762

Total deferred revenue	$27,978	$24,027

12. BORROWINGS

U.S. Bank Financing Agreement

        We are a party to a Financing Agreement with U.S. Bank National Association ("U.S. Bank") dated December 22, 2009 (as amended to date, the "Financing Agreement"). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At December 31, 2011 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. BORROWINGS (Continued)

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

        The stated termination date of the Financing Agreement is December 31, 2012. The maximum amount potentially available under the Financing Agreement is $20 million, limited to $3 million for cash-collateralized letters of credit and other financial accommodations, and $17 million for advances supported by our non-cash collateral. As permitted by the Financing Agreement, during the year ended December 31, 2011, we used the entire $17 million available for advances supported by our non-cash collateral to fund the redemption of our then-outstanding Senior Convertible Notes due December 1, 2011.

        Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at December 31, 2011. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

        The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates, (k) sell assets except for the sale of inventory in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory. During 2011, we were out of compliance with two covenants and obtained waivers from U.S. Bank for these covenant violations.

        Amounts outstanding under the Financing Agreement at December 31, 2011 and December 31, 2010 were $17.0 million and zero, respectively, and letters of credit totaling $2.0 million and $2.4 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At December 31, 2011, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. BORROWINGS (Continued)

        Prior to December 27, 2011, we were a party to a Master Lease Agreement and a Financial Covenants Rider and related documents (collectively, the "Master Lease Agreement") dated September 17, 2010 with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group ("Lessor"), an affiliate of U.S. Bank National Association. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware ("IT Assets") to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling $16.4 million. Subsequently, we entered into eleven additional leases; whereby we leased $8.2 million in IT Assets and financed certain software licenses directly from the Lessor. We had the right to repurchase the IT Assets at the end of the 48-month term for $1.00. Payments on the Master Lease Agreement were due monthly. The weighted average effective interest rate under the Master Lease Agreement was 6.29%. We had accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of entering into these transactions.

        On December 27, 2011, we and the Lessor agreed to terminate the Master Lease Agreement and all related schedules. We paid approximately $20.1 million to Lessor in connection with the amendment and agreement to terminate the Master Lease Agreement, resulting in a $1.2 million loss on early retirement of debt included in Other income, net in our consolidated statements of operations. As of December 31, 2011 and December 31, 2010, zero and $16.1 million of the finance obligations remained outstanding, respectively.

U.S. Bank Purchasing Card Agreement

        We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card. At December 31, 2010, $2.7 million was outstanding and $2.3 million was available under the Purchasing Card.

Capital leases

        We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2013.

        Fixed assets included assets under capital leases totaling $1.7 million at December 31, 2011 and 2010 with accumulated depreciation of $1.5 million and $902,000, respectively. Depreciation expense of assets recorded under capital leases was $554,000 and $580,000 for the years ended December 31, 2011 and 2010, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. BORROWINGS (Continued)

        Future payments of capital lease obligations are as follows (in thousands):

Payments due by period
2012	$116
2013	3

Total minimum lease payments	119
Less: amount representing interest	(7)

Present value of capital lease obligations	112
Less: current portion	(110)

Capital lease obligations, non-current	$2

3.75% Convertible Senior Notes

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs were being amortized using the straight-line method which approximated the effective interest method. We recorded amortization of discount and debt issuance costs related to this offering totaling $77,000, $228,000 and $331,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Interest on the Senior Notes was payable semi-annually on June 1 and December 1 of each year. The Senior Notes were scheduled to mature on December 1, 2011 and were unsecured and ranked equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

        We retired all of the remaining $34.6 million of the Senior Notes during the year ended December 31, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the year ended December 31, 2011, $10.1 million were held by Chou Associates Management, Inc. or an affiliate of Chou ("Chou") and $21.7 million were held by Fairfax Financial Holdings Limited or an affiliate of Fairfax ("Fairfax"). Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

        As of December 31, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

        Minimum future payments under all operating leases as of December 31, 2011, are as follows (in thousands):

Payments due by period
2012	$8,916
2013	8,206
2014	8,404
2015	6,818
2016	1,381
Thereafter	183

$33,908

        Rental expense for operating leases totaled $8.9 million, $8.0 million and $7.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated sublease income of $584,000 is expected over the next five years of which $162,000 is anticipated to be received in the next 12 months.

Naming rights

        During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights and we may terminate this agreement at our sole option, subject to its termination fee.

        Minimum future payments under naming rights agreement as of December 31, 2011, are as follows (in thousands):

Payments due by period
2012	$1,236
2013	1,273
2014	1,311
2015	1,351
2016	1,391

$6,562

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

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

        On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of "fails to deliver" often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California's Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants' demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., ("Goldman Defendants") Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation ("Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012 the court granted the motion for summary judgment as to all remaining defendants. We intend to appeal the court's ruling. The defendants have the right to apply to the court (but have not yet done so) to seek reimbursement from us of their allowable court costs. The nature of the loss contingencies relating to any court costs ordered against us are described above.

        On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax "nexus" other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York's motion to dismiss and denied our motion for summary judgment. We appealed the

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

decision and on November 4, 2010 the New York Appellate Division upheld part of the lower court's ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court's ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue at the trial court level our claims that the law is unconstitutional as applied. We are proceeding with an appeal to the New York State Court of Appeals of the Appellate Division's ruling on our claim that the statute is unconstitutional on its face.

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

        On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio's Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants' motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department's determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $97,768 as of December 31, 2011.We have filed protests to challenge the Department's Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation's Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

        On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants' complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome of the infringement action against Wal-Mart Stores, Inc. and other retailers. On February 22, 2012, the court in the Wal-Mart Stores case granted Wal-Mart Stores' motion for summary judgment of non-infringement. The court also granted Speedtrack's motion for summary judgment on patent validity. It is not known whether the summary judgments granted in the Wal-Mart Stores case will have an effect on the Speedtrack case in which we are named as one of the defendants. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

patent, having to do with a communications protocol. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial. We have opposed the motion. The court has not ruled on the motion.

        On May 11, 2010, Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas (now transferred to the Northern District of California) for infringement of a patent claiming "a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific Internet search engine database regarding a particular WWW resource." We, along with other defendants, filed a motion to transfer venue. The court granted the motion, and the case is now transferred to the Northern District of California. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

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

        On April 4, 2011, Walker Digital, LLC filed suit against us and 24 other defendants in the United States District Court for the District of Delaware for infringement of a patent covering a system of

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

providing to purchasers a substitution recommendation for goods offered for purchase on a website. We answered the complaint and filed a declaratory judgment counterclaim. We have since settled this matter, providing plaintiff a declaration. No money was paid to Walker Digital in settlement of its claim. The case has been dismissed.

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

        On November 18, 2011 Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain "methods for presenting exercise protocols to a user and evaluating the effectiveness of the same." We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On December 29, 2011 The Tobin Family Education and Health Foundation filed suit against us in the United States District Court for the District of New Jersey for infringement of a patent covering a method and system for customizing marketing services on networks communication with hypertext tagging conventions. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On March 1, 2012, H-W Technology L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled "Internet Protocol (IP) Phone with Search and Advertising Capability." We have not been served, nor have we answered the complaint.The

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

        On September 15, 2009, we received a notice from the Securities and Exchange Commission ("SEC") stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. Prior to October 2010, the SEC asked us for information in the form of records connected to this matter, all of which we have provided. The SEC has interviewed several witnesses. However, we do not know the present status of the investigation. Since October 2010, we have not been asked for more information, and we know of no person interviewed in this matter since October 2010. We have cooperated and intend to continue to cooperate fully with the investigation.

        We establish liabilities when a particular contingency is probable and estimable. We believe the $2.4 million accrued at December 31, 2011 in our consolidated financial statements is adequate in light of the probable and estimable liabilities. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies.

        We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

        We recognized a reduction in legal expenses of zero, $4.5 million and $7.1 million during the years ended December 31, 2011, 2010 and 2009 respectively, related to the settlement of legal matters.

14. INDEMNIFICATIONS AND GUARANTEES

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

15. STOCKHOLDERS' EQUITY

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2011.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

15. STOCKHOLDERS' EQUITY (Continued)

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

        On August 31, 2009, we entered into a Tolling and Standstill Agreement (the "Tolling Agreement") with the Overstock.com, Inc. Employee Benefits Committee (the "Committee") relating to the 401(k) plan. We entered into the Tolling Agreement in order to preserve certain rights, if any, of plan participants who acquired shares of Overstock common stock in the plan between July 1, 2008 and June 30, 2009 (the "Purchase Period"). In August 2010, we made a registered rescission offer to affected participants in the plan who acquired shares of Overstock common stock during the Purchase Period. The rescission offer applied to shares purchased during the Purchase Period at prices ranging from $6.77 per share to $21.17 per share. On October 6, 2010, our rescission offer expired. As a result of the offer, we repurchased 1,202 shares of common stock for $26,000. On October 14, 2010 we terminated the Tolling Agreement. At December 31, 2011 none of our shares were classified outside stockholder's equity due to the expiration of potential rescission rights associated with those common shares. At December 31, 2010 approximately 46,000 shares or $570,000 of our common stock plus interest were classified outside stockholders' equity, respectively.

16. DEBT REPURCHASE PROGRAM

        We retired all of the remaining $34.6 million of the Senior Notes during the year ended December 31, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the year ended December 31, 2011, $10.1 million were held by Chou or an affiliate of Chou and $21.7 million were held by Fairfax or an affiliate of Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

        As of December 31, 2011 and December 31, 2010, zero and $34.5 million of the Senior Notes, net of debt discount remained outstanding, respectively.

17. STOCK-BASED AWARDS

Stock Option Awards

        Our board of directors adopted the 2005 Equity Incentive Plan (the "Plan"), in April 2005. Under this Plan, the Board of Directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our Board of Directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, 1.0 million

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK-BASED AWARDS (Continued)

shares of stock based awards are available for future grants under the 2005 Equity Incentive Plan. We settle stock option exercises with newly issued common shares.

        The following is a summary of stock option activity (in thousands):

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	496	$18.09	721	$20.29	974	$21.27
Granted at fair value	—	—	—	—	—	—
Exercised	—	—	(90)	17.05	(2)	15.82
Expired/Forfeited	(91)	20.55	(135)	30.41	(251)	24.12

Outstanding—end of year	405	$17.58	496	$18.09	721	$20.29

Options exercisable at year-end	404	$17.59	472	$18.08	543	$21.17

        The following table summarizes information about stock options as of December 31, 2011 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
405	$17.58	5.04	$—	404	$17.59	5.04	$—

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation related to stock options of $200,000, $1.6 million and $2.2 million, respectively.

        Total unrecognized compensation costs related to nonvested stock option awards was approximately $3,000, $239,000 and $1.8 million as of December 31, 2011, 2010 and 2009, respectively. Remaining unrecognized compensation costs related to nonvested awards are expected to be recognized over the weighted average period of one year.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $7.84 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. There were no in-the-money options exercisable as of December 31, 2011.

        The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was zero, $381,000 and $2,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2011, 2010 and 2009 were approximately zero, $1.5 million and $29,000, respectively. In connection with these exercises, there was no tax benefit realized due to our current net operating loss position.

Restricted Stock Unit Activity

        For the years ended December 31, 2011, 2010 and 2009, 268,000, 302,000 and 366,000 restricted stock units were granted, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized straight-line over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $15.47, $13.17 and $10.15, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK-BASED AWARDS (Continued)

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	685	$12.08	640	$11.35	449	$12.69
Granted at fair value	268	15.47	302	13.17	366	10.15
Vested	(318)	12.20	(185)	11.52	(110)	12.64
Forfeited	(113)	13.88	(72)	11.50	(65)	11.55

Outstanding—end of year	522	$13.40	685	$12.08	640	$11.35

        The restricted stock units vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. During the years ended December 31, 2011, 2010 and 2009, we recorded stock based compensation related to restricted stock units of $2.8 million, $3.5 million and $2.6 million, respectively. Changes to the forfeiture rate are accounted for as a cumulative effect of change in the period of such change.

        At December 31, 2011, there were 522,000 restricted stock units that remained outstanding. On January 24, 2012, we granted 681,000 additional restricted stock units.

18. EMPLOYEE RETIREMENT PLAN

        We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant's contributions to the plan. Beginning in 2006 through January 2008, our matching contributions were made in common stock issued from treasury. For the remainder of 2008, the matching contributions were made in cash. Our matching contributions for 2011 and 2010 were made in cash and common stock issued from treasury. Participant contributions are immediately vested. Our contributions vest based on the participant's years of service at 20% per year over five years. Our matching contribution totaled $991,000, $770,000 and $647,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, discretionary contributions totaling zero, $471,000, and $885,000 for the years ended December 31, 2011, 2010 and 2009, respectively, were made to eligible participants as of the end of each respective calendar year.

        In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2011, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. EMPLOYEE RETIREMENT PLAN (Continued)

recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $302,000 and $148,000 at December 31, 2011 and December 31, 2010, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2011, 2010 and 2009.

19. OTHER INCOME, NET

        Other income, net consisted of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Gift card and Club-O rewards breakage	$971	$909	$343
Sublease income	573	575	269
Gain (loss) from early retirement of convertible senior notes	(54)	$346	2,810
Loss from early retirement of finance obligations	(1,199)	—	—
Other	(13)	258	(145)

Total other income, net	$278	$2,088	$3,277

20. INCOME TAXES

        The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$(254)	$226	$145
State	69	133	112
Foreign	43	—	—

Total current	(142)	359	257
Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$(142)	$359	$257

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. INCOME TAXES (Continued)

        The components of our deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$76,455	$66,241
Temporary differences:
Accrued expenses	3,317	5,536
Reserves and other	5,705	6,369
Depreciation and amortization	(1,860)	(1,095)

	83,617	77,051
Valuation allowance	(83,617)	(77,051)

Net asset	$—	$—

        As a result of our history of losses, a valuation allowance has been provided for the full amount of our net deferred tax assets as we believe that it is more likely than not that these benefits will not be realized. We recorded a tax benefit of ($142,000) for the year ended December 31, 2011, for federal alternative minimum taxes, state and foreign taxes.

        At December 31, 2011 and 2010, we had U.S. federal net operating loss carry-forwards of approximately $192.5 million and $166.7 million and state net operating loss carry-forwards of approximately $176.1 million and $150.7 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. The result of having ownership changes under IRS Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our carry-forwards begin to expire in 2018.

        The income tax provision differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2011	2010	2009
U.S. federal income tax provision (benefit) at statutory rate	$(6,853)	$4,940	$2,762
State income tax expense, net of federal benefit	45	86	112
Stock based compensation expense	70	484	781
Other	30	73	64
Change in valuation allowance	6,566	(5,224)	(3,462)

Income tax provision (benefit)	$(142)	$359	$257

        We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Beginning balance	$191	$112	$—
Additions for tax positions related to the current year	—	—	112
Additions for tax positions taken in prior years	40	79	—

Ending balance	$231	$191	$112

        The interest and penalties accrued on tax contingencies as of December 31, 2011 and 2010 were $82,000 and $53,000, respectively. Tax years beginning in 2007 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

21. RELATED PARTY TRANSACTIONS

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

        On occasion, Haverford-Valley, L.C. (an entity owned by our Chairman and Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2011, 2010 and 2009 we reimbursed Haverford-Valley L.C. $122,000, $139,000, and $79,000, respectively, for these expenses.

        We retired $34.6 million of the Senior Notes during the year ended December 31, 2011, for $34.6 million in cash, resulting in a loss of $54,000 on early extinguishment of debt, net of $77,000 of associated unamortized discount. Of the $34.6 million in Senior Notes retired during the year ended December 31, 2011, $10.1 million were held by Chou or an affiliate of Chou and $21.7 million were held by Fairfax or an affiliate of Fairfax. Chou and Fairfax are beneficial owners of more than 5% of our common stock. We retired $25.4 million of the Senior Notes during the year ended December 31, 2010 for $24.9 million in cash, resulting in a gain of $346,000 on early extinguishment of debt, net of $158,000 of associated unamortized discount.

        During 2010, we repurchased a portion of our Senior Notes held by Fairfax or an affiliate of Fairfax having an aggregate principal amount of $15.2 million for $15.0 million in cash.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

22. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the years ended December 31, 2011, 2010 and 2009. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year ended December 31,
	Direct	Fulfillment partner	Total
2011
Revenue, net	$163,609	$890,668	$1,054,277
Cost of goods sold	149,660	725,529	875,189

Gross profit	$13,949	$165,139	$179,088
Operating expenses			(196,622)
Other income (expense), net			(2,046)
Provision (benefit) for income taxes			(142)

Net loss			$(19,438)

2010
Revenue, net	$209,646	$880,227	$1,089,873
Cost of goods sold	187,124	713,109	900,233

Gross profit	$22,522	$167,118	$189,640
Operating expenses			(174,675)
Other income (expense), net			(717)
Provision (benefit) for income taxes			359

Net income			$13,889

2009
Revenue, net	$150,901	$725,868	$876,769
Cost of goods sold	130,890	581,127	712,017

Gross profit	$20,011	$144,741	$164,752
Operating expenses			(156,725)
Other income (expense), net			(23)
Provision (benefit) for income taxes			257

Net income			$7,747

        The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our leased warehouses. Costs for this segment include product costs and outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

        The fulfillment partner segment includes revenues, direct costs and cost allocations associated with sales of merchandise of third parties over our Website, fulfilled from warehouses maintained by our fulfillment partners. Costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and customer service costs.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

22. BUSINESS SEGMENTS (Continued)

        Assets have not been allocated between the segments for our internal management purposes and, as such, they are not presented here.

        For the years ended December 31, 2011, 2010 and 2009, over 99% of sales were made to customers in the United States of America. At December 31, 2011 and December 31, 2010, all of our fixed assets were located in the United States of America.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2011. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$48,161	$33,443	$34,749	$47,256
Fulfillment partner	217,309	201,549	204,989	266,821

Total net revenue	265,470	234,992	239,738	314,077

Cost of goods sold
Direct	43,030	30,231	32,472	43,927
Fulfillment partner	172,356	164,991	168,893	219,289

Total cost of goods sold	215,386	195,222	201,365	263,216

Gross profit	50,084	39,770	38,373	50,861

Operating expenses:
Sales and marketing	15,425	13,655	13,822	18,911
Technology	16,660	16,808	17,171	16,404
General and administrative	17,986	16,725	15,321	17,734

Total operating expenses	50,071	47,188	46,314	53,049

Operating income (loss)	13	(7,418)	(7,941)	(2,188)
Interest income	52	46	23	40
Interest expense	(676)	(630)	(662)	(517)
Other income (expense), net	189	220	553	(684)

Net loss before income taxes	(422)	(7,782)	(8,027)	(3,349)

Provision (benefit) for income taxes	22	16	(240)	60

Net loss	$(444)	$(7,798)	$(7,787)	$(3,409)

Deemed dividend related to redeemable common stock	(10)	(2)	—	—
Net income (loss) attributable to common shares	$(454)	$(7,800)	$(7,787)	$(3,409)

Net loss per common share—basic:
Net loss per share—basic	$(0.02)	$(0.34)	$(0.33)	$(0.15)
Weighted average common shares outstanding—basic	23,215	23,265	23,276	23,278
Net loss per common share—diluted:
Net loss per share—diluted	$(0.02)	$(0.34)	$(0.33)	$(0.15)
Weighted average common shares outstanding—diluted	23,215	23,265	23,276	23,278

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$50,568	$42,382	$47,508	$69,188
Fulfillment partner	213,762	188,871	197,912	279,682

Total net revenue	264,330	231,253	245,420	348,870

Cost of goods sold
Direct	43,584	37,434	43,174	62,932
Fulfillment partner	173,475	152,240	160,868	226,526

Total cost of goods sold	217,059	189,674	204,042	289,458

Gross profit	47,271	41,579	41,378	59,412

Operating expenses:
Sales and marketing	14,279	14,179	15,626	17,250
Technology	13,948	14,178	14,186	15,948
General and administrative	14,906	14,503	14,742	11,499
Restructuring	(136)	—	—	(433)

Total operating expenses	42,997	42,860	44,554	44,264

Operating income (loss)	4,274	(1,281)	(3,176)	15,148
Interest income	16	40	55	46
Interest expense	(802)	(760)	(668)	(732)
Other income (expense), net	371	652	387	678

Net income (loss) before income taxes	3,859	(1,349)	(3,402)	15,140

Provision (benefit) for income taxes	129	(7)	(44)	281

Net income (loss)	$3,730	$(1,342)	$(3,358)	$14,859

Deemed dividend related to redeemable common stock	(14)	(63)	(23)	(12)
Net income (loss) attributable to common shares	$3,716	$(1,405)	$(3,381)	$14,847

Net income (loss) per common share—basic:
Net income (loss) per share—basic	$0.16	$(0.06)	$(0.15)	$0.64
Weighted average common shares outstanding—basic	22,941	23,013	23,060	23,060
Net income (loss) per common share—diluted:
Net income (loss) per share—diluted	$0.16	$(0.06)	$(0.15)	$0.63
Weighted average common shares outstanding—diluted	23,243	23,013	23,060	23,466

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2011
Deferred tax valuation allowance	$77,051	$6,566	$—	$83,617
Allowance for sales returns	11,525	83,129	83,755	10,899
Allowance for doubtful accounts	2,048	268	1,742	574
Year ended December 31, 2010
Deferred tax valuation allowance	$80,245	$—	$3,194	$77,051
Allowance for sales returns	11,923	88,473	88,871	11,525
Allowance for doubtful accounts	1,730	780	462	2,048
Year ended December 31, 2009
Deferred tax valuation allowance	$86,443	$—	$6,198	$80,245
Allowance for sales returns	14,820	72,407	75,304	11,923
Allowance for doubtful accounts	1,594	265	129	1,730