Form 10-Q
period 2012-03-31
OVERSTOCK.COM, INC
filed 2012-04-26
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 23,420,641 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 23, 2012.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$72,105	$96,985
Restricted cash	2,053	2,036
Accounts receivable, net	11,941	13,501
Inventories, net	16,645	22,993
Prepaid inventories, net	1,910	1,027
Prepaids and other assets	9,140	12,651
Total current assets	113,794	149,193
Fixed assets, net	23,345	25,322
Goodwill	2,784	2,784
Other long-term assets, net	1,792	2,260
Total assets	$141,715	$179,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$42,804	$70,332
Accrued liabilities	36,127	47,902
Deferred revenue	26,814	27,978
Line of credit	17,000	17,000
Capital lease obligations, current	33	110
Total current liabilities	122,778	163,322
Capital lease obligations, non-current	2	2
Other long-term liabilities	2,630	2,998
Total liabilities	125,410	166,322
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,450 and 26,241
Outstanding shares - 23,420 and 23,279	2	2
Additional paid-in capital	354,181	353,368
Accumulated deficit	(259,046)	(261,765)
Treasury stock:
Shares at cost - 3,030 and 2,962	(78,832)	(78,368)
Total stockholders’ equity	16,305	13,237
Total liabilities and stockholders’ equity	$141,715	$179,559

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue, net
Direct	$40,897	$48,161
Fulfillment partner	221,470	217,309
Total net revenue	262,367	265,470
Cost of goods sold
Direct(1)	37,630	43,030
Fulfillment partner	177,229	172,356
Total cost of goods sold	214,859	215,386
Gross profit	47,508	50,084
Operating expenses:
Sales and marketing(1)	14,475	15,425
Technology(1)	15,638	16,660
General and administrative(1)	14,822	17,986
Restructuring	98	—
Total operating expenses	45,033	50,071
Operating income	2,475	13
Interest income	29	52
Interest expense	(208)	(676)
Other income, net	432	189
Income (loss) before income taxes	2,728	(422)
Provision for income taxes	9	22
Net income (loss)	$2,719	$(444)
Deemed dividend related to redeemable common stock	—	(10)
Net income (loss) attributable to common shares	$2,719	$(454)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.12	$(0.02)
Weighted average common shares outstanding—basic	23,392	23,215
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.12	$(0.02)
Weighted average common shares outstanding—diluted	23,414	23,215

Comprehensive income (loss)	$2,719	$(444)

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$60	$42
Sales and marketing	101	106
Technology	176	189
General and administrative	476	539
Total	$813	$876

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$13,237
Net income	—	—	—	2,719	—	—	2,719
Stock-based compensation to employees and directors	—	—	813	—	—	—	813
Common stock issued upon vesting of restricted stock	209	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	68	(464)	(464)
Balance at March 31, 2012	26,450	$2	$354,181	$(259,046)	3,030	$(78,832)	$16,305

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$2,719	$(444)	$(16,275)	$9,715
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,034	3,999	16,385	15,485
Realized gain from sale of marketable securities	(7)	—	(7)	—
Loss on disposition of fixed asset	85	—	85	—
Stock-based compensation to employees and directors	813	876	2,988	4,717
Amortization of deferred loan costs and debt discount	35	34	128	322
(Gain) loss from early extinguishment of debt	—	27	1,226	(319)
Restructuring charges (reversals)	98	—	98	(433)
Changes in operating assets and liabilities:
Restricted cash	(17)	159	330	646
Accounts receivable, net	1,560	5,679	(4,060)	530
Inventories, net	6,348	11,951	3,518	(522)
Prepaid inventories, net	(883)	296	(124)	1,684
Prepaids and other assets	3,156	1,119	1,581	106
Other long-term assets, net	694	290	244	1,101
Accounts payable	(27,587)	(28,029)	3,386	724
Accrued liabilities	(12,211)	(3,307)	(1,952)	755
Deferred revenue	(1,164)	(1,908)	4,695	924
Other long-term liabilities	93	30	411	(175)
Net cash provided by (used in) operating activities	(22,234)	(9,228)	12,657	35,260
Cash flows from investing activities:
Purchases of marketable securities	(38)	(39)	(159)	(145)
Purchases of intangible assets	—	—	(4)	(396)
Sale of marketable securities	117	—	117	—
Investment in precious metals	—	—	—	(1,657)
Expenditures for fixed assets, including internal-use software and website development	(2,127)	(1,676)	(9,192)	(17,721)
Net cash used in investing activities	(2,048)	(1,715)	(9,238)	(19,919)
Cash flows from financing activities:
Payments on capital lease obligations	(77)	(72)	(735)	(509)
Drawdowns on line of credit	—	—	17,000	—
Capitalized financing costs	—	—	(140)	—
Proceeds from finance obligations	—	—	1,429	16,383
Payments on finance obligations	—	(979)	(23,939)	(1,820)
Paydown on direct financing arrangement	(57)	(52)	(221)	(201)
Payments to retire convertible senior notes	—	(10,110)	(24,505)	(34,975)
Purchase of redeemable stock	—	—	—	(26)
Purchase of treasury stock	(464)	(1,589)	(479)	(1,622)
Exercise of stock options	—	—	—	1,503
Net cash used in financing activities	(598)	(12,802)	(31,590)	(21,267)
Net decrease in cash and cash equivalents	(24,880)	(23,745)	(28,171)	(5,926)
Cash and cash equivalents, beginning of period	96,985	124,021	100,276	106,202
Cash and cash equivalents, end of period	$72,105	$100,276	$72,105	$100,276
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$149	$376	$2,142	$2,838
Taxes paid	2	260	2	302
Non-cash investing and financing activities:
Change in fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$121	$76	$12	$(3,976)
Equipment acquired under finance obligations	—	545	4,532	1,144
Equipment and software acquired under capital lease obligations	—	—	—	6
Lapse of rescission rights of redeemable stock	—	184	398	444

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $47.1 million and $81.2 million at March 31, 2012 and December 31, 2011, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $2.1 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively, and was held primarily in money market accounts.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. We are party to a Financing Agreement with U.S. Bank dated December 22, 2009 (as amended to date, the “Financing Agreement”). Our Financing Agreement is also carried at face value, which approximates its fair value due to its variable interest rate.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$49,154	$49,154	$—	$—
Trading securities held in a “rabbi trust” (1)	249	249	—	—
Total assets	$49,403	$49,403	$—	$—
Liabilities:
Restructuring Accrual (2)	$98	$—	$—	$98
Deferred compensation accrual “rabbi trust” (3)	242	242	—	—
Total liabilities	$340	$242	$—	$98

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$83,195	$83,195	$—	$—
Trading securities held in a “rabbi trust” (1)	302	302
Total assets	$83,497	$83,497	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	302	302	—	—
Total liabilities	$302	$302	$—	$—

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

(3)  — Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $249,000 at March 31, 2012 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three months ended March 31, 2012 and 2011.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $558,000 and $574,000 at March 31, 2012 and December 31, 2011, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2012 and December 31, 2011, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.9 million and $1.0 million at March 31, 2012 and December 31, 2011, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets were $9.1 million and $12.7 million at March 31, 2012 and December 31, 2011, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2012	2011
Cost of goods sold - direct	$108	$229
Technology	3,598	3,481
General and administrative	328	289
Total depreciation and amortization, including internal-use software and website development	$4,034	$3,999

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

During the three months ended March 31, 2012 and 2011, we capitalized $1.5 million and $1.9 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.2 million and $1.8 million for those respective periods.

Revenue recognition

We derive our revenue primarily from two sources: direct revenue and fulfillment partner revenue, including listing fees and commissions collected from products being listed and sold through our cars listing business, and from advertising on our shopping, travel and insurance pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 8—Business Segments).

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

Fulfillment partner revenue also includes revenue from our other businesses, which include our online site for listing cars for sale, our travel shopping site, our insurance shopping site, our consignment service to suppliers, our online auction site (which was removed from our site in July 2011) and our online site for listing real estate for sale (which was removed from our site in June 2011). Revenue from our other businesses is less than 1% of total net revenues.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-branded credit card revenue” below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer’s Club O membership expires. We account for these transactions as multiple element arrangements and allocate value to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Co-branded credit card program

In March 2010, we entered into a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See “Club O loyalty program” above for more information). We launched this co-branded card in September 2010. New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

The allowance for returns was $6.3 million and $10.9 million at March 31, 2012 and December 31, 2011 respectively. The decrease in allowance for returns at March 31, 2012 compared to December 31, 2011 is primarily due to decreased revenues due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $140,000 and $187,000 at March 31, 2012 and December 31, 2011, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2012		2011
Total revenue, net	$262,367	100%	$265,470	100%
Cost of goods sold
Product costs and other cost of goods sold	201,793	77%	201,260	76%
Fulfillment and related costs	13,066	5%	14,126	5%
Total cost of goods sold	214,859	82%	215,386	81%
Gross profit	$47,508	18%	$50,084	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $12.5 million and $12.9 million during the three months ended March 31, 2012 and 2011, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $992,000 and $1.4 million at March 31, 2012 and December 31, 2011, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 7—Stock-Based Awards).

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and tax planning strategies, to the extent available. At March 31, 2012 and December 31, 2011, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Net income (loss)	$2,719	$(444)
Deemed dividend related to redeemable common stock	—	(10)
Net income (loss) attributable to common shares	$2,719	$(454)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.12	$(0.02)
Weighted average common shares outstanding—basic	23,392	23,215
Effect of dilutive securities:
Stock options and restricted stock awards	22	—
Weighted average common shares outstanding—diluted	23,414	23,215
Net income (loss) attributable to common shares—diluted	$0.12	$(0.02)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2012	2011
Stock options and restricted stock awards	1,375	1,099
Convertible senior notes	—	321

3. RESTRUCTURING EXPENSE

During the fourth quarter of 2006, we began a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. The facilities consolidation and restructuring program was substantially completed by the end of the second quarter of 2007.

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at	Accretion	Net Cash		Balance at
	12/31/2011	Expense	Payments	Adjustments	3/31/2012
Lease and contract termination costs	$1,491	$39	$(115)	$98	$1,513

We incurred $98,000 of lease termination costs liability during the three months ended March 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sublessee and ceasing the use of one our office facilities. There were no restructuring charges or reversals during the three months ended March 31, 2011.

4. BORROWINGS

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At March 31, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at March 31, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary (other than permitted subsidiaries) or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates (other than in connection with allowed intercompany transactions), (k) sell assets except for the sale of inventory or equipment in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

Amounts outstanding under the Financing Agreement were $17.0 million at March 31, 2012 and December 31, 2011, and letters of credit totaling $2.0 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At March 31, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2012, $3.1 million was outstanding and $1.9 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

Capital leases

We have leased certain software and computer equipment, under non-cancelable leases that expire on various dates through 2013.

Fixed assets included assets under capital leases of $1.7 million and accumulated depreciation of $1.6 million and $1.5 million, at March 31, 2012 and December 31, 2011, respectively. Depreciation expense of assets recorded under capital leases was $129,000 and $145,000 for the three months ended March 31, 2012 and 2011, respectively.

Future payments of capital lease obligations as of March 31, 2012 are as follows (in thousands):

Payments due by period
2012 (remainder)	$34
2013	3
Total minimum lease payments	37
Less: amount representing interest	2
Present value of capital lease obligations	35
Less: current portion	33
Capital lease obligations, non-current	$2

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2012, are as follows (in thousands):

Payments due by period
2012 (remainder)	$6,613
2013	8,206
2014	8,404
2015	6,814
2016	1,381
Thereafter	183
$31,601

Rental expense for operating leases totaled $2.2 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. Estimated sublease income of $857,000 is expected over the next four years of which $258,000 is anticipated to be received in the next 12 months.

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012 the court granted the motion for summary judgment as to all remaining defendants and judgment has been entered. We intend to appeal. The defendants have the right to apply to the court (but have not yet done so) to seek reimbursement from us of their allowable court costs. The nature of the loss contingencies relating to any court costs ordered against us are described above.

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue at the trial court level our claims that the law is unconstitutional as applied. We proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 26, 2012, the court agreed to hear the case.

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

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $109,872 as of September 30, 2011.We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a the United States Patent and Trademark Office had concluded and resolved a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome of the infringement action against Wal-Mart Stores, Inc. and other retailers. On February 22, 2012, the court in the Wal-Mart Stores case granted Wal-Mart Stores’ motion for summary judgment of non-infringement. The court also granted Speedtrack’s motion for summary judgment on patent validity. It is not known whether the summary judgments granted in the Wal-Mart Stores case will have an effect on the Speedtrack case in which we are named as one of the defendants. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent patent, having to do with a communications protocol. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial and for judgment as a matter of law. We have opposed the motion. The court has not ruled on the motion.

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

On August 4, 2010, EON Corp. IP Holdings, LLC filed suit against us and 16 other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering a system and method for communicating between local subscriber units and a local base station repeater cell in a two-way communication interactive video network. We have settled this matter for a nominal amount and the case is now dismissed.

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

On September 13, 2011, Select Retrieval, LLC filed suit against us and 79 other defendants in the United States District Court for the District of Delaware for infringement of a patent covering the hierarchical display of interactive links on a webpage. We have filed a motion to dismiss. The motion is pending. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On November 18, 2011 Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain “methods for presenting exercise protocols to a user and evaluating the effectiveness of the same.” We have tendered the defense of this action to an indemnitor which has accepted the defense. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On December 29, 2011 The Tobin Family Education and Health Foundation filed suit against us in the United States District Court for the District of New Jersey for infringement of a patent covering a method and system for customizing marketing services on networks communication with hypertext tagging conventions. We have tendered the defense of this action to an indemnitor which has accepted the defense. We filed a motion to dismiss and the plaintiff amended the complaint. Subsequently, we filed a motion to transfer the case to the United States District Court for the District of Utah. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We have been served, but have not yet answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

On September 15, 2009, we received notice from the Salt Lake Regional Office of the Securities and Exchange Commission

(“SEC”) stating that the SEC is conducting an investigation concerning our previously-announced financial restatements of 2006 and 2008 and other matters. The subpoena accompanying the notice covers documents related to the restatements and also to our billings to our partners in the fourth quarter of 2008 and related collections, and our accounting for and implementation of software relating to our accounting for customer refunds and credits, including offsets to partners, and related matters. On March 30, 2012, the Salt Lake Regional Office of the SEC notified us by letter that it has closed its investigation of Overstock.com and it does not intend to recommend to the Commission any enforcement action against us.

We establish liabilities when a particular contingency is probable and estimable. As of March 31, 2012, we have accrued $2.9 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Stock options	$3	$150
Restricted stock awards	810	726
Total stock-based compensation expense	$813	$876

Restricted stock awards

During the three months ended March 31, 2012, the Compensation Committee of the Board of Directors approved grants of 688,000 restricted stock awards to our officers, board members and employees. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the recipient’s continuing service to us. At March 31, 2012, there were 996,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2012 was $6.78.

The following table summarizes restricted stock award activity during the three months ended March 31, 2012 (in thousands):

	Three months ended March 31, 2012
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	522	$13.40
Granted at fair value	688	6.78
Vested	(209)	11.55
Forfeited	(5)	9.53
Outstanding—end of period	996	$9.23

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three months ended March 31, 2012 and 2011. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
		Fulfillment
	Direct	partner	Total
2012
Revenue, net	$40,897	$221,470	$262,367
Cost of goods sold	37,630	177,229	214,859
Gross profit	$3,267	$44,241	$47,508
Operating expenses			45,033
Other income (expense), net			253
Provision for income taxes			9
Net income			$2,719

2011
Revenue, net	$48,161	$217,309	$265,470
Cost of goods sold	43,030	172,356	215,386
Gross profit	$5,131	$44,953	$50,084
Operating expenses			50,071
Other income (expense), net			(435)
Provision for income taxes			22
Net loss			$(444)

The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our leased warehouses. Costs for this segment include product costs, outbound freight, warehousing and fulfillment costs, credit card fees and customer service costs.

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

For the three months ended March 31, 2012 and 2011, over 99% of sales were made to customers in the United States of America. At March 31, 2012 and December 31, 2011, all of our fixed assets were located in the United States of America.

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

•       our belief that our sales through other ecommerce marketplace channels will be successful and become an important part of our business; and

•       our belief that we can successfully offer and sell a constantly changing mix of products and services.

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider the risks outlined in our Annual Report on Form 10-K for the year ended December 31, 2011, including those described in Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Overview

We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We are also a channel through which customers can purchase cars, insurance and travel products and services. We sell advertising. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”) and also through other ecommerce marketplace websites. We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (“Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the three websites and the process of order fulfillment described herein are the same for all three websites.

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

As used herein, “Overstock,” “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

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

We had net income of $2.7 million in Q1 2012 versus a net loss of $0.4 million in Q1 2011. While Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) was down $1.6 million in Q1 2012, we were able to more than offset this decline with a $4.2 million reduction in Technology and General and Administrative expenses. Efforts to appropriately size the expense structure that began in Q4 2011 are now providing benefits as compensation costs included in operating expenses decreased by $3.6 million in Q1 2012, compared to Q1 2011. Legal costs also decreased $0.7 million in Q1 2012, compared to Q1 2011.

On March 2, 2012 during our Q4 2011 earnings conference call, our CEO, Dr. Patrick Byrne discussed how our marketing efforts had “stumbled.” Throughout 2011, we experienced a decline in unique visits and new customer acquisition. We have focused in Q1 2012 on our marketing, and we have seen evidence of improvement. While total net revenue decreased 1% this quarter on a year-over-year basis, unique visits increased by 10% and new customer growth increased by 3%. This growth in visits over 2011 is also partially due to the decline in visits during Q1 2011 from the Google penalty we experienced. However, lower conversion rates more than offset the benefits of increased visits to the website and higher average order size.

We have completed an extensive analysis of our marketing strategy, organization and processes during the quarter, and have made a number of adjustments and improvements, including hiring a new Senior Vice President of Marketing.

In January of this year, we eliminated a number of current and open positions from corporate staff and at March 31, 2012, headcount was lower by approximately 140 corporate employees from one year ago. This resulted in a savings of compensation-related expenses of $3.6 million in Q1. This is part of a cost saving initiative that we have implemented throughout the company. Our customer service organization is operating at a high service level but with fewer employees this year, and we have reduced costs in our marketing organization as we seek to run our marketing campaigns more efficiently. Legal expenses are 61% lower than they were in Q4 2011, and compared to Q1 2011 they are down 24%. Largely as a result of this expense control, net income increased year-over-year by nearly $3.2 million to $2.7 million.

Our fulfillment partner business continues to become a larger share of our total revenues. Nearly 85% of our revenues were fulfilled by our fulfillment partners in Q1 2012. As a result, we are able to operate the business with less inventory and we are converting revenues into cash on average nearly eight days before we pay our suppliers. This has reduced the demands on our own capital to operate the business. It has helped us to generate positive operating cash flows on a trailing twelve month basis every quarter for the past several years. Our working capital improved from $(14.1) million at December 31, 2011 to $(9.0) million at March 31. 2012.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2012	2011
	(as a percentage of total revenue)
Revenue, net
Direct	15.6%	18.1%
Fulfillment partner	84.4	81.9
Total net revenue	100.0	100.0
Cost of goods sold
Direct	14.3	16.2
Fulfillment partner	67.6	64.9
Total cost of goods sold	81.9	81.1
Gross profit	18.1	18.9
Operating expenses:
Sales and marketing	5.5	5.8
Technology	6.0	6.3
General and administrative	5.6	6.8
Restructuring	—	—
Total operating expenses	17.2	18.9
Operating income	0.9	—
Interest income	—	—
Interest expense	(0.1)	(0.3)
Other income, net	0.2	0.1
Net income (loss) before income taxes	1.0	(0.2)
Provision for income taxes	—	—
Net income (loss)	1.0%	(0.2)%

Comparisons of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

Revenue

The following table reflects our net revenues for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Revenue, net
Direct	$40,897	$48,161	$(7,264)	(15.1)%
Fulfillment partner	221,470	217,309	4,161	1.9%
Total revenue, net	$262,367	$265,470	$(3,103)	(1.2)%

The primary reasons for decreased total revenue for the three months ended March 31, 2012 were lower conversion rates, resulting in fewer orders compared to last year, partially offset by increases in unique visitors and average order size.

The primary reason for the decrease in direct revenue for the three months ended March 31, 2012 was a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in fulfillment partner revenue for the three months ended March 31, 2012 was an increase in sales of home and garden products, and the shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model.

The shift of business from direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for “appropriate” mix or percentages for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and with the exception of a transition of some of our direct clothing and shoes category to a fulfillment partner model to reduce our seasonal inventory risks, we do not currently foresee any material shifts in mix.

Total revenues from international sales were $2.3 million and $2.2 million for the three months ended March 31, 2012 and 2011, respectively.

Change in estimate of average transit times (days)

Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended March 31, 2012 (in thousands):

	Three months ended March 31, 2012
Change in the	Increase	Increase
Estimate of Average	(Decrease)	(Decrease) Net
Transit Times (Days)	Revenue	Income
2	$(9,791)	$(1,571)
1	$(4,738)	$(738)
As reported	As reported	As reported
-1	$3,113	$504
-2	$5,716	$927

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Revenue, net
Direct	$40,897	$48,161	$(7,264)	(15.1)%
Fulfillment partner	221,470	217,309	4,161	1.9%
Total net revenues	$262,367	$265,470	$(3,103)	(1.2)%
Cost of goods sold
Direct	$37,630	$43,030	$(5,400)	(12.5)%
Fulfillment partner	177,229	172,356	4,873	2.8%
Total cost of goods sold	$214,859	$215,386	$(527)	(0.2)%
Gross Profit
Direct	$3,267	$5,131	$(1,864)	(36.3)%
Fulfillment partner	44,241	44,953	(712)	(1.6)%
Total gross profit	$47,508	$50,084	$(2,576)	(5.1)%

Gross margins for the past five quarterly periods and fiscal year ending 2011 were:

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	FY 2011	Q1 2012
Direct	10.7%	9.6%	6.6%	7.0%	8.5%	8.0%
Fulfillment Partner	20.7%	18.1%	17.6%	17.8%	18.5%	20.0%
Combined	18.9%	16.9%	16.0%	16.2%	17.0%	18.1%

The 270 basis point decrease in direct gross margin for the three months ended March 31, 2012 when compared to the same period in 2011 is primarily due to higher freight and warehouse costs as a percentage of revenue, partially offset by pricing initiatives, lower credit card and customer service costs.

The 70 basis point decrease in fulfillment partner gross margin for the three months ended March 31, 2012 when compared to the same period in 2011 is primarily due to higher returns-related costs and freight costs, partially offset by lower credit card and customer service costs.

The other factors described above, such as coupons, promotions and operational costs did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $60,000 and $42,000 for the three months ended March 31, 2012 and 2011, respectively.

See “Executive Commentary” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Sales and marketing expenses	$14,475	$15,425	$(950)	(6.2)%
Sales and marketing expenses as a percent of net revenues	5.5%	5.8%

Sales and marketing expenses as a percentage of revenue decreased by 30 basis points for the three months ended March 31, 2012. This is primarily due to decreases in spending for television advertising, and lower compensation-related costs primarily due to lower headcount.

Sales and marketing expenses include stock-based compensation expense of $101,000 and $106,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Technology expenses

The following table reflects our technology expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
Technology expenses	$15,638	$16,660	$(1,022)	(6.1)%
Technology expenses as a percent of net revenues	6.0%	6.3%

The $1.0 million decrease for the three months ended March 31, 2012 is primarily due to decreases in compensation and recruiting related costs primarily from lower headcount.

Technology expenses include stock-based compensation expense of $176,000 and $189,000 for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011	$ Change	% Change
General and administrative expenses	$14,822	$17,986	$(3,164)	(17.6)%
General and administrative expenses as a percent of net revenues	5.6%	6.8%

The $3.2 million decrease in general and administrative expenses (“G&A”) for the three months ended March 31, 2012 is primarily due to decreases in legal fees and compensation-related costs primarily due to lower headcount.

G&A expenses include stock-based compensation expense of approximately $476,000 and $539,000 for the three months ended March 31, 2012 and 2011, respectively.

Restructuring

We incurred $98,000 of lease termination costs during the three months ended March 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sublessee and ceasing the use of one of our office facilities. There were no restructuring charges or reversals during the three months ended March 31, 2011.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2012	2011
Cost of goods sold - direct	$108	$229
Technology	3,598	3,481
General and administrative	328	289
Total depreciation and amortization, including internal-use software and website development	$4,034	$3,999

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended March 31, 2012 and 2011 totaled $29,000 and $52,000, respectively.

Interest expense

Interest expense is nearly all related to interest incurred on our Senior Notes, finance obligations, line of credit and our capital leases. Interest expense for the three months ended March 31, 2012 and 2011 totaled $208,000 and $676,000, respectively. The decrease in interest expense is primarily due to the extinguishment of all of our outstanding Senior Notes and finance obligations during 2011.

Other income, net

Other income, net for the three months ended March 31, 2012 and 2011 totaled $432,000 and $189,000, respectively. The increase in other income, net is primarily due to increased gift card and Club O rewards breakage.

Income taxes

Our provisions for income taxes for the three months ended March 31, 2012 and 2011 totaled $9,000 and $22,000, respectively. The provisions for income taxes are for minimum state tax payments and certain income tax uncertainties, including penalties and interest.

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

The following table reflects our total net revenues for each of the quarters since 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	$262,367	N/A	N/A	N/A
2011	$265,470	$234,992	$239,738	$314,077
2010	$264,330	$231,253	$245,420	$348,870

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

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2012, our cash and cash equivalents balance was $72.1 million.

Cash flow information is as follows:

	Three months ended March 31,		Twelve months ended March 31,
	2012	2011	2012	2011
Cash provided by (used in):
Operating activities	$(22,234)	$(9,228)	$12,657	$35,260
Investing activities	(2,048)	(1,715)	(9,238)	(19,919)
Financing activities	(598)	(12,802)	(31,590)	(21,267)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP financial measure) for the three months ended March 31, 2012 and 2011, was $(24.4) million and $(10.9) million, respectively and $3.5 million and $17.5 million for the twelve months ended March 31, 2012 and 2011, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the three months ended March 31, 2012 and 2011, our operating activities resulted in net cash outflows of $22.2 million and $9.2 million, respectively.

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

The $22.2 million of net cash used in operating activities during the three months ended March 31, 2012 was primarily for payments of accounts payable of $27.6 million following the holiday season and a decrease in accrued liabilities of $12.2 million, partially offset by a decrease of $6.3 million in inventories, a decrease of $3.2 million in prepaid and other assets and net income of $2.7 million.

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

Cash flows from investing activities.

For the three months ended March 31, 2012 and 2011, investing activities resulted in net cash outflows of $2.0 million and $1.7 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the three months ended March 31, 2012 and 2011, financing activities resulted in net cash outflows of $598,000 and $12.8 million, respectively.

The $598,000 used in financing activities during the three months ended March 31, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants and payments on capital lease obligations and direct finance arrangements.

The $12.8 million used in financing activities during the three months ended March 31, 2011 resulted primarily from $10.1 million used for retirement of long-term debt, $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants and $979,000 in payments on finance obligations.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Capital lease obligations	34	3	—	—	—	—	37
Line of credit	17,000	—	—	—	—	—	17,000
Interest on line of credit	351	—	—	—	—	—	351
Operating leases	6,613	8,206	8,404	6,814	1,381	183	31,601
Naming rights	1,236	1,273	1,311	1,351	1,391	—	6,562
Purchase obligations	23,860	—	—	—	—	—	23,860
Total contractual cash obligations	$49,094	$9,482	$9,715	$8,165	$2,772	$183	$79,411

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2012	2013	2014	2015	2016	Thereafter	Total
Letters of credit	$2,028	$—	$—	$—	$—	$—	$2,028

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights and we may terminate this agreement at our sole option, subject to its termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2012. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $318,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Recommendation Algorithm Development Costs

During 2011, we announced two contests offering cash prizes of up to $1.3 million for each contest period to the researcher or research team who can design and develop a recommendation algorithm which provides a minimum 1% increase in sales as compared to our existing algorithm. The contest periods originally were to end March 31, 2012 and September 30, 2012; however, the first contest period was extended and now ends on June 18, 2012. The cash prizes, if any, would be awarded at those times.

Borrowings

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At March 31, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at March 31, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

The Financing Agreement includes affirmative covenants and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary (other than permitted subsidiaries) or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates (other than in connection with allowed intercompany transactions), (k) sell assets except for the sale of inventory or equipment in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

Amounts outstanding under the Financing Agreement were $17.0 million at March 31, 2012 and December 31, 2011, and letters of credit totaling $2.0 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At March 31, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2012, $3.1 million was outstanding and $1.9 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, for the year ended December 31, 2011. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2012		2011
Total net revenue	$262,367	100%	$265,470	100%
Cost of goods sold	214,859	81.9%	215,386	81.1%
Gross profit	47,508	18.1%	50,084	18.9%
Less: Sales and marketing expense	14,475	5.5%	15,425	5.8%
Contribution and contribution margin	$33,033	12.6%	$34,659	13.1%

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

	Three months ended March 31,		Twelve months ended March 31,
	2012	2011	2012	2011
Net cash provided by (used in) operating activities	$(22,234)	$(9,228)	$12,657	$35,260
Expenditures for fixed assets, including internal-use software and website development	(2,127)	(1,676)	(9,192)	(17,721)
Free cash flow	$(24,361)	$(10,904)	$3,465	$17,539

Government Regulation

Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio, except for an interest rate cap agreement on our line of credit, and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

At March 31, 2012, we had $74.2 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $742,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2012, we had $17.0 million outstanding under our short-term debt, and letters of credit totaling $2.0 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $190,000 on our earnings or loss, or the fair market value or cash flows of these instruments. We have entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a) (3) under the Exchange Act, of shares of the our common stock made during each month within the first quarter of 2012, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	52,275		$6.98	—	$—
February 1, 2012 to February 29, 2012	15,337		6.84	—	—
March 1, 2012 to March 31, 2012	—		—	—	—
Total	67,612	(1)		—	$—

(1)    Represents shares withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants. No shares were repurchased in the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

Second Amendment to Financing Agreement and Waiver by and between Overstock.com, Inc. and U.S. Bank National Association dated February 15, 2012 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on February 17, 2012 (Commission File No. 000-49799)

	31.1	Exhibit 31.1 Certification of Chief Executive Officer

	31.2	Exhibit 31.2 Certification of Chief Financial Officer

	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

101

The following financial information from our Quarterly Report on From 10-Q for the first quarter of fiscal 2012, filed with the SEC on April 26, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1)          Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2012	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management