Form 10-Q
period 2012-06-30
OVERSTOCK.COM, INC
filed 2012-07-26
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 23,447,391 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 23, 2012.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$59,998	$96,985
Restricted cash	2,044	2,036
Accounts receivable, net	10,084	13,501
Inventories, net	21,074	22,993
Prepaid inventories, net	1,754	1,027
Prepaids and other assets	15,097	12,651
Total current assets	110,051	149,193
Fixed assets, net	23,250	25,322
Goodwill	2,784	2,784
Other long-term assets, net	1,648	2,260
Total assets	$137,733	$179,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$40,625	$70,332
Accrued liabilities	35,809	47,902
Deferred revenue	24,263	27,978
Line of credit	17,000	17,000
Capital lease obligations, current	—	110
Total current liabilities	117,697	163,322
Capital lease obligations, non-current	—	2
Other long-term liabilities	2,431	2,998
Total liabilities	120,128	166,322
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,477 and 26,241
Outstanding shares - 23,447 and 23,279	2	2
Additional paid-in capital	355,011	353,368
Accumulated deficit	(258,576)	(261,765)
Treasury stock:
Shares at cost - 3,030 and 2,962	(78,832)	(78,368)
Total stockholders’ equity	17,605	13,237
Total liabilities and stockholders’ equity	$137,733	$179,559

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue, net
Direct	$33,936	$33,443	$74,833	$81,604
Fulfillment partner	205,600	201,549	427,070	418,858
Total net revenue	239,536	234,992	501,903	500,462
Cost of goods sold
Direct(1)	31,108	30,231	68,738	73,261
Fulfillment partner	165,259	164,991	342,488	337,347
Total cost of goods sold	196,367	195,222	411,226	410,608
Gross profit	43,169	39,770	90,677	89,854
Operating expenses:
Sales and marketing(1)	13,512	13,655	27,987	29,080
Technology(1)	15,122	16,808	30,760	33,468
General and administrative(1)	14,516	16,725	29,338	34,711
Restructuring	—	—	98	—
Total operating expenses	43,150	47,188	88,183	97,259
Operating income (loss)	19	(7,418)	2,494	(7,405)
Interest income	27	46	56	98
Interest expense	(253)	(630)	(461)	(1,306)
Other income, net	719	220	1,151	409
Income (loss) before income taxes	512	(7,782)	3,240	(8,204)
Provision for income taxes	42	16	51	38
Net income (loss)	$470	$(7,798)	$3,189	$(8,242)
Deemed dividend related to redeemable common stock	—	(2)	—	(12)
Net income (loss) attributable to common shares	$470	$(7,800)	$3,189	$(8,254)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.02	$(0.34)	$0.14	$(0.36)
Weighted average common shares outstanding—basic	23,437	23,265	23,382	23,240
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.02	$(0.34)	$0.14	$(0.36)
Weighted average common shares outstanding—diluted	23,464	23,265	23,399	23,240

Comprehensive income (loss)	$470	$(7,798)	$3,189	$(8,242)

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold – direct	$66	$45	$126	$87
Sales and marketing	51	103	152	209
Technology	191	173	367	362
General and administrative	522	511	998	1,050
Total	$830	$832	$1,643	$1,708

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$13,237
Net income	—	—	—	3,189	—	—	3,189
Stock-based compensation to employees and directors	—	—	1,643	—	—	—	1,643
Common stock issued upon vesting of restricted stock	236	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	68	(464)	(464)
Balance at June 30, 2012	26,477	$2	$355,011	$(258,576)	3,030	$(78,832)	$17,605

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,189	$(8,242)	$(8,007)	$3,259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,096	8,263	16,183	16,197
Realized gain from sale of marketable securities	(7)	—	(7)	—
Loss on disposition of fixed asset	61	—	61	—
Stock-based compensation to employees and directors	1,643	1,708	2,986	4,279
Amortization of deferred loan costs and debt discount	37	60	104	242
(Gain) loss from early extinguishment of debt	—	27	1,226	(115)
Restructuring charges (reversals)	98	—	98	(433)
Changes in operating assets and liabilities:
Restricted cash	(8)	147	351	533
Accounts receivable, net	3,417	6,918	(3,442)	1,643
Inventories, net	1,919	11,044	(4)	4,656
Prepaid inventories, net	(727)	405	(77)	1,041
Prepaids and other assets	(2,890)	(4,321)	975	(3,160)
Other long-term assets, net	889	230	499	1,292
Accounts payable	(29,651)	(28,513)	1,806	(1,477)
Accrued liabilities	(12,352)	(8,773)	3,373	3,643
Deferred revenue	(3,715)	(2,573)	2,809	1,268
Other long-term liabilities	60	84	324	(144)
Net cash provided by (used in) operating activities	(29,941)	(23,536)	19,258	32,724
Cash flows from investing activities:
Purchases of marketable securities	(55)	(79)	(136)	(152)
Sale of marketable securities	154	—	154	—
Proceeds from sale of fixed assets	55	—	55	—
Purchases of intangible assets	(6)	—	(10)	(396)
Investment in precious metals	—	—	—	(1,567)
Expenditures for fixed assets, including internal-use software and website development	(6,503)	(4,024)	(11,220)	(9,708)
Net cash used in investing activities	(6,355)	(4,103)	(11,157)	(11,823)
Cash flows from financing activities:
Payments on capital lease obligations	(112)	(568)	(274)	(701)
Drawdowns on line of credit	—	—	17,000	—
Capitalized financing costs	—	—	(140)	—
Proceeds from finance obligations	—	748	681	17,131
Payments on finance obligations	—	(2,066)	(22,852)	(2,907)
Paydown on direct financing arrangement	(115)	(106)	(225)	(207)
Payments to retire convertible senior notes	—	(10,110)	(24,505)	(25,927)
Purchase of redeemable stock	—	—	—	(26)
Purchase of treasury stock	(464)	(1,600)	(468)	(1,607)
Exercise of stock options	—	—	—	15
Net cash used in financing activities	(691)	(13,702)	(30,783)	(14,229)
Net increase (decrease) in cash and cash equivalents	(36,987)	(41,341)	(22,682)	6,672
Cash and cash equivalents, beginning of period	96,985	124,021	82,680	76,008
Cash and cash equivalents, end of period	$59,998	$82,680	$59,998	$82,680
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$294	$1,191	$1,472	$2,383
Taxes paid	4	260	4	260
Non-cash investing and financing activities:
Change in fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$279	$354	$(666)	$3
Equipment acquired under finance obligations	—	3,686	1,391	4,285
Equipment and software acquired under capital lease obligations	—	—	—	6
Lapse of rescission rights of redeemable stock	—	473	109	733

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $33.1 million and $81.2 million at June 30, 2012 and December 31, 2011, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $2.0 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively, and was held primarily in money market accounts.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2012 (in thousands):

	Fair Value Measurements at June 30, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$35,143	$35,143	$—	$—
Trading securities held in a “rabbi trust” (1)	222	222	—	—
Total assets	$35,365	$35,365	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	215	215	—	—
Total liabilities	$215	$215	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash - Money market mutual funds	$83,195	$83,195	$—	$—
Trading securities held in a “rabbi trust” (1)	302	302
Total assets	$83,497	$83,497	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	302	302	—	—
Total liabilities	$302	$302	$—	$—

(1)  — Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets

(2)  — Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $222,000 at June 30, 2012 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2012 and 2011.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $625,000 and $574,000 at June 30, 2012 and December 31, 2011, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2012 and December 31, 2011, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.8 million and $1.0 million at June 30, 2012 and December 31, 2011, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets were $15.1 million and $12.7 million at June 30, 2012 and December 31, 2011, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of goods sold - direct	$120	$218	$228	$446
Technology	3,600	3,761	7,199	7,243
General and administrative	342	285	669	574
Total depreciation and amortization, including internal-use software and website development	$4,062	$4,264	$8,096	$8,263

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

During the three months ended June 30, 2012 and 2011, we capitalized $2.4 million and $3.7 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.2 million and $2.1 million for those respective periods. During the six months ended June 30, 2012 and 2011, we capitalized $3.9 million and $5.6 million, respectively, of such costs and had amortization of $4.3 million and $4.0 million for those respective periods.

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

Co-branded credit card program

We have entered into a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See “Club O loyalty program” above for more information). New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

The allowance for returns was $5.7 million and $10.9 million at June 30, 2012 and December 31, 2011 respectively. The decrease in allowance for returns at June 30, 2012 compared to December 31, 2011 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $134,000 and $187,000 at June 30, 2012 and December 31, 2011, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Total revenue, net	$239,536	100%	$234,992	100%	$501,903	100%	$500,462	100%
Cost of goods sold
Product costs and other cost of goods sold	184,121	77%	182,869	78%	385,914	77%	384,129	77%
Fulfillment and related costs	12,246	5%	12,353	5%	25,312	5%	26,479	5%
Total cost of goods sold	196,367	82%	195,222	83%	411,226	82%	410,608	82%
Gross profit	$43,169	18%	$39,770	17%	$90,677	18%	$89,854	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $11.6 million and $11.3 million during the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, advertising expenses totaled $24.1 million and $24.2 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.1 million and $1.4 million at June 30, 2012 and December 31, 2011, respectively.

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and tax planning strategies, to the extent available. At June 30, 2012 and December 31, 2011, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$470	$(7,798)	$3,189	$(8,242)
Deemed dividend related to redeemable common stock	—	(2)	—	(12)
Net income (loss) attributable to common shares	$470	$(7,800)	$3,189	$(8,254)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.02	$(0.34)	$0.14	$(0.36)
Weighted average common shares outstanding—basic	23,437	23,265	23,382	23,240
Effect of dilutive securities:
Stock options and restricted stock awards	27	—	17	—
Weighted average common shares outstanding—diluted	23,464	23,265	23,399	23,240
Net income (loss) attributable to common shares—diluted	$0.02	$(0.34)	$0.14	$(0.36)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options and restricted stock awards	709	1,020	892	1,020
Convertible senior notes	—	321	—	321

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2011	Accretion Expense	Net Cash Payments	Adjustments	Balance at 6/30/2012
Lease and contract termination costs	$1,491	$76	$(235)	$98	$1,430

We incurred no lease termination costs during the three months ended June 30, 2012, and $98,000 of lease termination costs during the six months ended June 30, 2012 due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sublessee and ceasing the use of some of our office facilities. There were no restructuring charges or reversals during the three and six months ended June 30, 2011.

4. BORROWINGS

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At June 30, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at June 30, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

Amounts outstanding under the Financing Agreement were $17.0 million at June 30, 2012 and December 31, 2011, and letters of credit totaling $2.0 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At June 30, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2012, $2.9 million was outstanding and $2.1 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2012, are as follows (in thousands):

Payments due by period
2012 (remainder)	$4,277
2013	8,206
2014	8,404
2015	6,814
2016	1,381
Thereafter	183
$29,265

Rental expense for operating leases totaled $2.2 million and $2.0 million for the three months ended June 30, 2012 and 2011, respectively and $4.4 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively. Estimated sublease income of $793,000 is expected over the next three years of which $260,000 is anticipated to be received in the next 12 months.

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012 the court granted the motion for summary judgment as to all remaining defendants and judgment has been entered. We have appealed. The defendants have applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We believe the full amount applied for is excessive and not permissible under California law. In the trial court we have contested the requested costs amount. The court has not heard arguments on the disputed costs amount. The nature of the loss contingencies relating to any court costs ordered against us are described above.

On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue at the trial court level our claims that the law is unconstitutional as applied. We proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 26, 2012, the court agreed to hear the case. The New York State Court of Appeals has not yet heard the case.

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

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $121,958 as of December 31, 2011.We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its early stages. We filed a motion to dismiss on statute of limitations and other grounds. The court has not ruled upon the motion to dismiss. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

On November 17, 2010 we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz recently joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The suit is in the discovery stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action.

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

On September 13, 2011, Select Retrieval, LLC filed suit against us and 79 other defendants in the United States District Court for the District of Delaware for infringement of a patent covering the hierarchical display of interactive links on a webpage. We filed a motion to dismiss which was denied. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have answered the complaint. We believe we are indemnified by other vendors, some of which have intervened and filed motions on our behalf. These indemnitors have not yet accepted full responsibility for defense of this action. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors, if any.

On May 2, 2012, Execware LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent entitled: “Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display.” We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On May 10, 2012, Lodsys Group, LLC filed suit against us and seven other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering method and system for gathering information from units of a commodity across a network. We have tendered the defense of this action to an indemnitor which has accepted the defense. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On July 16, 2012, Digitech Image Technologies, LLC filed against us and forty-five other defendants in the United States District Court for the Central District of California for infringement of a patent covering camera imaging technology that facilitates prediction of color and location on a digital image within the camera. The patent is entitled “Device Profiles for use in a Digital Image Processing System.” We believe we are indemnified by other vendors. We have not yet been served with the complaint and the case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On July 19, 2012, Data Carriers LLC filed against us in the United States District Court for the District of Delaware for infringement of a patent entitled, “Proactive presentation of automating features to a computer user.”  We have been served with the complaint, but have not answered. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

We establish liabilities when a particular contingency is probable and estimable. As of June 30, 2012, we have accrued $2.9 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	$1	$32	$3	$181
Restricted stock awards	829	800	1,640	1,527
Total stock-based compensation expense	$830	$832	$1,643	$1,708

Restricted stock awards

During the three and six months ended June 30, 2012, the Compensation Committee of the Board of Directors approved grants of 105,000 and 793,000 restricted stock awards to our officers, board members and employees, for the respective periods. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2012, there were 1,038,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2012 was $6.51 and $6.74, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2012 (in thousands):

	Six months ended June 30, 2012
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	522	$13.40
Granted at fair value	793	6.74
Vested	(236)	12.06
Forfeited	(41)	8.85
Outstanding—end of period	1,038	$8.80

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and six months ended June 30, 2012 and 2011. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Fulfillment partner	Total	Direct	Fulfillment partner	Total
2012
Revenue, net	$33,936	$205,600	$239,536	$74,833	$427,070	$501,903
Cost of goods sold	31,108	165,259	196,367	68,738	342,488	411,226
Gross profit	$2,828	$40,341	$43,169	$6,095	$84,582	$90,677
Operating expenses			(43,150)			(88,183)
Other income (expense), net			493			746
Provision for income taxes			42			51
Net income			$470			$3,189

2011
Revenue, net	$33,443	$201,549	$234,992	$81,604	$418,858	$500,462
Cost of goods sold	30,231	164,991	195,222	73,261	337,347	410,608
Gross profit	$3,212	$36,558	$39,770	$8,343	$81,511	$89,854
Operating expenses			(47,188)			(97,259)
Other income (expense), net			(364)			(799)
Provision for income taxes			16			38
Net loss			$(7,798)			$(8,242)

The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our leased warehouses. Costs for this segment include product costs, freight, warehousing and fulfillment costs, credit card fees and customer service costs.

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

For the three and six months ended June 30, 2012 and 2011, over 99% of sales were made to customers in the United States. At June 30, 2012 and December 31, 2011, all of our fixed assets were located in the United States.

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

Overview

We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including bed-and-bath goods, home décor, kitchenware, furniture, watches and jewelry, apparel, electronics and computers, sporting goods, and designer accessories, among other products. We sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We are also a channel through which customers can purchase cars, insurance and travel products, services and we sell advertising. We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (“Website”) and also through other ecommerce marketplace websites. Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the three websites and the process of order fulfillment described herein are the same for all three websites.

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

We had net income of $470,000 in Q2 2012 versus a net loss of $7.8 million in Q2 2011. In Q2 2012, Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) improved by $3.5 million and Technology and General and Administrative expenses declined by $3.9 million compared to Q2 2011. Our efforts to appropriately size the company’s expense structure that we began in Q4 2011 have provided benefits as compensation costs included in operating expenses decreased by $2.8 million in Q2 2012, compared to Q2 2011. In addition, legal costs decreased $1.6 million in Q2 2012, compared to Q2 2011.

Our revenues in Q2 2012 increased by two percent compared to Q2 2011 due, in part, to increases in unique visitors and average order size, partially offset by lower conversion rates. We had fewer orders in Q2 2012 compared to Q2 2011. Unique visits in Q2 2012 increased by twelve percent and new customer growth increased three percent compared to Q2 2011.

In January of this year, we eliminated a number of current and open positions from our corporate staff and at June 30, 2012, our headcount was approximately 170 corporate employees less than at June 30, 2011. This decrease in headcount resulted in a savings of compensation related expenses of $2.8 million in Q2 2012 compared to Q2 2011.

Our fulfillment partner business continues to make up a large percentage of our total revenues. Nearly eighty six percent of our revenues were fulfilled by our fulfillment partners in Q2 2012. As a result, we are able to operate the business with less inventory and we are converting revenues into cash on average nearly eight days before we pay our suppliers. This has reduced the demands on our own capital to operate the business. This dynamic helped us to generate positive operating cash flows on a trailing twelve month basis for every quarter for the past several years. Our working capital improved from $(14.1) million at December 31, 2011 to $(7.6) million at June 30, 2012.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(as a percentage of total net revenue)
Revenue, net
Direct	14.2%	14.2%	14.9%	16.3%
Fulfillment partner	85.8	85.8	85.1	83.7
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	13.0	12.9	13.7	14.6
Fulfillment partner	69.0	70.2	68.2	67.4
Total cost of goods sold	82.0	83.1	81.9	82.0
Gross profit	18.0	16.9	18.1	18.0
Operating expenses:
Sales and marketing	5.6	5.8	5.6	5.8
Technology	6.3	7.2	6.1	6.7
General and administrative	6.1	7.1	5.8	6.9
Restructuring	—	—	—	—
Total operating expenses	18.0	20.1	17.6	19.4
Operating income	—	(3.2)	0.5	(1.4)
Interest income	—	—	—	—
Interest expense	(0.1)	(0.3)	(0.1)	(0.3)
Other income, net	0.3	0.1	0.2	0.1
Net income (loss) before income taxes	0.2	(3.4)	0.6	(1.6)
Provision for income taxes	—	—	—	—
Net income (loss)	0.2%	(3.4)%	0.6%	(1.6)%

Comparisons of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011, and Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011.

Revenue

The following table reflects our net revenues for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue, net
Direct	$33,936	$33,443	$493	1.5%	$74,833	$81,604	$(6,771)	(8.3)%
Fulfillment partner	205,600	201,549	4,051	2.0%	427,070	418,858	8,212	2.0%
Total revenue, net	$239,536	$234,992	$4,544	1.9%	$501,903	$500,462	$1,441	0.3%

The primary reasons for increased total net revenue for the three and six months ended June 30, 2012 were increases in unique visitors and average order size, partially offset by lower conversion rates, resulting in fewer unique customers and orders compared to last year.

The primary reason for increased direct revenue for the three months ended June 30, 2012 was an increase in sales of home and garden products, partially offset by a decrease in sales of clothing and shoes due to a shift in sales mix from a direct inventory-based model to a fulfillment partner-based model for clothing and shoes to reduce exposure from seasonal inventory and markdowns. The primary reason for the decrease in direct revenue for the six months ended June 30, 2012 was a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in fulfillment partner revenue for the three and six months ended June 30, 2012 was an increase in sales of home and garden products.

The shift of business from direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for “appropriate” mix or percentages for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and with the exception of a transition of our direct clothing and shoes category to a fulfillment partner model to reduce our seasonal inventory risks, we do not currently foresee any material shifts in mix.

Total revenues from International sales were $2.0 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively and $4.3 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended June 30, 2012 (in thousands):

	Three months ended June 30, 2012
Change in the	Increase	Increase
Estimate of Average	(Decrease)	(Decrease) Net
Transit Times (Days)	Revenue	Income
2	$(9,559)	$(1,629)
1	$(4,054)	$(672)
As reported	As reported	As reported
-1	$2,798	$478
-2	$5,310	$910

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue, net
Direct	$33,936	$33,443	$493	1.5%	$74,833	$81,604	$(6,771)	(8.3)%
Fulfillment partner	205,600	201,549	4,051	2.0%	427,070	418,858	8,212	2.0%
Total net revenues	$239,536	$234,992	$4,544	1.9%	$501,903	$500,462	$1,441	0.3%
Cost of goods sold
Direct	$31,108	$30,231	$877	2.9%	$68,738	$73,261	$(4,523)	(6.2)%
Fulfillment partner	165,259	164,991	268	0.2%	342,488	337,347	5,141	1.5%
Total cost of goods sold	$196,367	$195,222	$1,145	0.6%	$411,226	$410,608	$618	0.2%
Gross Profit
Direct	$2,828	$3,212	$(384)	(12.0)%	$6,095	$8,343	$(2,248)	(26.9)%
Fulfillment partner	40,341	36,558	3,783	10.3%	84,582	81,511	3,071	3.8%
Total gross profit	$43,169	$39,770	$3,399	8.5%	$90,677	$89,854	$823	0.9%

Gross margins for the past six quarterly periods and fiscal year ending 2011 were:

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	FY 2011	Q1 2012	Q2 2012
Direct	10.7%	9.6%	6.6%	7.0%	8.5%	8.0%	8.3%
Fulfillment Partner	20.7%	18.1%	17.6%	17.8%	18.5%	20.0%	19.6%
Combined	18.9%	16.9%	16.0%	16.2%	17.0%	18.1%	18.0%

The 130 and 210 basis point decreases in direct gross margin for the three and six months ended June 30, 2012 when compared to the same periods in 2011 are primarily due to higher freight and warehouse costs as a percentage of revenue and higher return-related costs, partially offset by pricing initiatives and lower credit card costs.

The 150 and 30 basis point increases in fulfillment partner gross margin for the three and six months ended June 30, 2012 when compared to the same periods in 2011 are primarily due to pricing initiatives and lower credit card costs, partially offset by higher return-related and freight costs.

The other factors described above, such as coupons, promotions and operational costs did not have a significant impact on the change in gross profit.

Cost of goods sold includes stock-based compensation expense of $66,000 and $45,000 for the three months ended June 30, 2012 and 2011, respectively and $126,000 and $87,000 for the six months ended June 30, 2012 and 2011, respectively.

See “Executive Commentary” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Sales and marketing expenses	$13,512	$13,655	$(143)	(1.0)%	$27,987	$29,080	$(1,093)	(3.8)%
Sales and marketing expenses as a percent of net revenues	5.6%	5.8%			5.6%	5.8%

Sales and marketing expenses as a percentage of revenue decreased by 20 basis points for the three months ended June 30, 2012. This is primarily due to lower compensation-related costs primarily due to lower headcount, partially offset by higher spending on advertising. Sales and marketing expenses as a percentage of revenue decreased by 20 basis points for the six months ended June 30, 2012. This is primarily due to lower compensation-related costs primarily due to lower headcount.

In May 2012, Google, Inc. (“Google”) announced that it is discontinuing providing its free Google Base product listing service to retailers by the fall of 2012 and offering retailers a new fee based product listing service. Depending on our level of participation in the new program, this change may result in higher advertising expense in the future; however, we cannot determine the impact until we gain experience with Google’s new program.

Sales and marketing expenses include stock-based compensation expense of $51,000 and $103,000 for the three months ended June 30, 2012 and 2011, respectively and $152,000 and $209,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Technology expenses

The following table reflects our technology expenses for the three months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Technology expenses	$15,122	$16,808	$(1,686)	(10.0)%	$30,760	$33,468	$(2,708)	(8.1)%
Technology expenses as a percent of net revenues	6.3%	7.2%			6.1%	6.7%

The $1.7 million and $2.7 million decreases for the three and six months ended June 30, 2012, respectively, are primarily due to decreases in compensation and recruiting related costs primarily from lower headcount.

Technology expenses include stock-based compensation expense of $191,000 and $173,000 for the three months ended June 30, 2012 and 2011, respectively and $367,000 and $362,000 for the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
General and administrative expenses	$14,516	$16,725	$(2,209)	(13.2)%	$29,338	$34,711	$(5,373)	(15.5)%
General and administrative expenses as a percent of net revenues	6.1%	7.1%			5.8%	6.9%

The $2.2 million and $5.4 million decreases in general and administrative expenses (“G&A”) for the three and six months ended June 30, 2012, respectively, are primarily due to decreases in legal fees and compensation-related costs primarily due to lower headcount.

G&A expenses include stock-based compensation expense of approximately $522,000 and $511,000 for the three months ended June 30, 2012 and 2011, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Restructuring

We incurred zero and $98,000 of lease termination costs during the three and six months ended June 30, 2012, respectively, due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sublessee and ceasing the use of some of our office facilities. There were no restructuring charges or reversals during the three and six months ended June 30, 2011.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Cost of goods sold - direct	$120	$218	$228	$446
Technology	3,600	3,761	7,199	7,243
General and administrative	342	285	669	574
Total depreciation and amortization, including internal-use software and website development	$4,062	$4,264	$8,096	$8,263

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended June 30, 2012 and 2011 totaled $27,000 and $46,000, respectively and $56,000 and $98,000 for the six months ended June 30, 2012 and 2011, respectively.

Interest expense

Interest expense is nearly all related to interest incurred on our Senior Notes, finance obligations, line of credit and our capital leases. Interest expense for the three months ended June 30, 2012 and 2011 totaled $253,000 and $630,000, respectively and $461,000 and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. The decreases in interest expense are primarily a result of extinguishments of Senior Notes and finance obligations, partially offset by increased expense related to our line of credit.

Other income, net

Other income, net for the three months ended June 30, 2012 and 2011 totaled $719,000 and $220,000, respectively and $1.2 million and $409,000 for the six months ended June 30, 2012 and 2011, respectively. The increases in other income, net during the three and six months ended June 30, 2012 are primarily due to increased gift card and Club O rewards breakage.

Income taxes

Our provision for income taxes for the three months ended June 30, 2012 and 2011 totaled $42,000 and $16,000, respectively and $51,000 and $38,000 for the six months ended June 30, 2012 and 2011, respectively. The provision for income taxes is for minimum state tax payments, foreign taxes and certain income tax uncertainties, including penalties and interest.

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

The following table reflects our total net revenues for each of the quarters since 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	$262,367	239,536	N/A	N/A
2011	$265,470	$234,992	$239,738	$314,077
2010	$264,330	$231,253	$245,420	$348,870

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

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2012, our cash and cash equivalents balance was $60.0 million.

Cash flow information is as follows:

	Six months ended June 30,		Twelve months ended June 30,
	2012	2011	2012	2011
Cash provided by (used in):
Operating activities	$(29,941)	$(23,536)	$19,258	$32,724
Investing activities	(6,355)	(4,103)	(11,157)	(11,823)
Financing activities	(691)	(13,702)	(30,783)	(14,229)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2012 and 2011, was $(36.4) million and $(27.6)

million, respectively and $8.0 million and $23.0 million for the twelve months ended June 30, 2012 and 2011, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the six months ended June 30, 2012 and 2011, our operating activities resulted in net cash outflows of $29.9 million and $23.5 million, respectively.

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

The $29.9 million of net cash used in operating activities during the six months ended June 30, 2012 was primarily for payments of accounts payable of $29.7 million following the holiday season, a decrease in accrued liabilities of $12.4 million and a decrease in deferred revenue of $3.7 million, partially offset by non-cash depreciation and amortization expense of $8.1 million, a reduction in accounts receivable of $3.4 million and net income of $3.2 million.

The $23.5 million of net cash used in operating activities during the six months ended June 30, 2011 was primarily for payments of accounts payable of $28.5 million following the holiday season, a decrease in accrued liabilities of $8.8 million and net loss of $8.2 million, partially offset by a decrease of $11.0 million in inventories and a reduction in accounts receivable of $6.9 million.

Cash flows from investing activities.

For the six months ended June 30, 2012 and 2011, investing activities resulted in net cash outflows of $6.4 million and $4.1 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the six months ended June 30, 2012 and 2011, financing activities resulted in net cash outflows of $691,000 and $13.7 million, respectively.

The $691,000 used in financing activities during the six months ended June 30, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $13.7 million used in financing activities during the six months ended June 30, 2011 resulted primarily from $10.1 million used for retirement of long-term debt, $2.1 million in payments on finance obligations and $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Line of credit	17,000	—	—	—	—	—	17,000
Interest on line of credit	234	—	—	—	—	—	234
Operating leases	4,277	8,206	8,404	6,814	1,381	183	29,265
Naming rights	1,263	1,273	1,311	1,351	1,391	—	6,589
Purchase obligations	17,626	205	—	—	—	—	17,831
Total contractual cash obligations	$40,400	$9,684	$9,715	$8,165	$2,772	$183	$70,919

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2012	2013	2014	2015	2016	Thereafter	Total
Letters of credit	$2,028	$—	$—	$—	$—	$—	$2,028

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights and we may terminate this agreement at our sole option, subject to its termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at June 30, 2012. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $323,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Recommendation Algorithm Development Costs

During 2011, we announced two contests offering cash prizes of up to $1.3 million for each contest period to the researcher or research team who can design and develop a recommendation algorithm which provides a minimum 1% increase in sales as compared to our existing algorithm. In June 2012, we announced that the Peer Review Committee determined that there were no qualifying entries and that the contests had been concluded with no prizes awarded.

Borrowings

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At June 30, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at June 30, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

Amounts outstanding under the Financing Agreement were $17.0 million at June 30, 2012 and December 31, 2011, and letters of credit totaling $2.0 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At June 30, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2012, $2.9 million was outstanding and $2.1 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Total net revenue	$239,536	100%	$234,992	100%	$501,903	100%	$500,462	100%
Cost of goods sold	196,367	82.0%	195,222	83.1%	411,226	81.9%	410,608	82.0%
Gross profit	43,169	18.0%	39,770	16.9%	90,677	18.1%	89,854	18.0%
Less: Sales and marketing expense	13,512	5.6%	13,655	5.8%	27,987	5.6%	29,080	5.8%
Contribution and contribution margin	$29,657	12.4%	$26,115	11.1%	$62,690	12.5%	$60,774	12.1%

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

	Six months ended June 30,		Twelve months ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in) operating activities	$(29,941)	$(23,536)	$19,258	$32,724
Expenditures for fixed assets, including internal-use software and website development	(6,503)	(4,024)	(11,220)	(9,708)
Free cash flow	$(36,444)	$(27,560)	$8,038	$23,016

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

In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. In addition, new state or federal tax statues or regulations may obligate us in states where we do not now collect state and local taxes, to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio, except for an interest rate cap agreement on our line of credit, and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, marketable securities, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

At June 30, 2012, we had $62.0 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $620,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2012, we had $17.0 million outstanding under our short-term debt, and letters of credit totaling $2.0 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $190,000 on our earnings or loss, or the fair market value or cash flows of these instruments. We have entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

101

The following financial information from our Quarterly Report on From 10-Q for the second quarter of fiscal 2012, filed with the SEC on July 26, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2012	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management