Form 10-Q
period 2012-09-30
OVERSTOCK.COM, INC
filed 2012-10-25
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 23,447,391 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 25, 2012.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$72,469	$96,985
Restricted cash	2,060	2,036
Accounts receivable, net	14,020	13,501
Inventories, net	21,390	22,993
Prepaid inventories, net	1,668	1,027
Prepaids and other assets	13,550	12,651
Total current assets	125,157	149,193
Fixed assets, net	23,084	25,322
Goodwill	2,784	2,784
Other long-term assets, net	2,643	2,260
Total assets	$153,668	$179,559
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,302	$70,332
Accrued liabilities	40,508	47,902
Deferred revenue	28,814	27,978
Line of credit	17,000	17,000
Capital lease obligations, current	—	110
Total current liabilities	129,624	163,322
Capital lease obligations, non-current	—	2
Other long-term liabilities	2,765	2,998
Total liabilities	132,389	166,322
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,477 and 26,241
Outstanding shares - 23,447 and 23,279	2	2
Additional paid-in capital	355,992	353,368
Accumulated deficit	(255,883)	(261,765)
Treasury stock:
Shares at cost - 3,030 and 2,962	(78,832)	(78,368)
Total stockholders’ equity	21,279	13,237
Total liabilities and stockholders’ equity	$153,668	$179,559

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue, net
Direct	$34,215	$34,749	$109,048	$116,353
Fulfillment partner	221,137	204,989	648,207	623,847
Total net revenue	255,352	239,738	757,255	740,200
Cost of goods sold
Direct(1)	30,684	32,472	99,422	105,733
Fulfillment partner	178,126	168,893	520,614	506,240
Total cost of goods sold	208,810	201,365	620,036	611,973
Gross profit	46,542	38,373	137,219	128,227
Operating expenses:
Sales and marketing(1)	14,899	13,822	42,886	42,902
Technology(1)	16,085	17,171	46,845	50,639
General and administrative(1)	13,828	15,321	43,166	50,032
Restructuring	(45)	—	53	—
Total operating expenses	44,767	46,314	132,950	143,573
Operating income (loss)	1,775	(7,941)	4,269	(15,346)
Interest income	30	23	86	121
Interest expense	(194)	(662)	(655)	(1,968)
Other income, net	1,213	553	2,364	962
Income (loss) before income taxes	2,824	(8,027)	6,064	(16,231)
Provision (benefit) for income taxes	131	(240)	182	(202)
Net income (loss)	$2,693	$(7,787)	$5,882	$(16,029)
Deemed dividend related to redeemable common stock	—	—	—	(12)
Net income (loss) attributable to common shares	$2,693	$(7,787)	$5,882	$(16,041)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.11	$(0.33)	$0.25	$(0.69)
Weighted average common shares outstanding—basic	23,447	23,276	23,382	23,253
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.11	$(0.33)	$0.25	$(0.69)
Weighted average common shares outstanding—diluted	23,754	23,276	23,511	23,253

Comprehensive income (loss)	$2,693	$(7,787)	$5,882	$(16,029)

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$74	$47	$200	$134
Sales and marketing	108	80	260	289
Technology	218	171	585	534
General and administrative	580	403	1,579	1,454
Total	$980	$701	$2,624	$2,411

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balances at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$13,237
Net income	—	—	—	5,882	—	—	5,882
Stock-based compensation to employees and directors	—	—	2,624	—	—	—	2,624
Common stock issued upon vesting of restricted stock	236	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	68	(464)	(464)
Balance at September 30, 2012	26,477	$2	$355,992	$(255,883)	3,030	$(78,832)	$21,279

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2012	2011	2012	2011
Cash flows from operating activities:
Net income (loss)	$5,882	$(16,029)	$2,473	$(1,170)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,935	12,472	15,813	16,581
Realized gain from sale of marketable securities	(8)	—	(8)	—
Loss (gain) on disposition of fixed assets	72	—	72	(14)
Stock-based compensation to employees and directors	2,624	2,411	3,264	3,697
Amortization of deferred loan costs and debt discount	55	77	105	162
Loss from early extinguishment of debt	—	54	1,199	54
Restructuring charges (reversals)	53	—	53	(433)
Changes in operating assets and liabilities:
Restricted cash	(24)	159	323	159
Accounts receivable, net	(519)	5,115	(5,575)	(57)
Inventories, net	1,603	12,904	(2,180)	15,183
Prepaid inventories, net	(641)	667	(253)	1,296
Prepaids and other assets	(314)	(3,218)	2,448	(1,674)
Other long-term assets, net	(1,160)	12	(1,332)	271
Accounts payable	(26,958)	(24,775)	761	(3,253)
Accrued liabilities	(7,478)	(3,507)	2,981	567
Deferred revenue	836	(2,847)	7,634	430
Other long-term liabilities	705	205	848	(55)
Net cash provided by (used in) operating activities	(13,337)	(16,300)	28,626	31,744
Cash flows from investing activities:
Purchases of marketable securities	(69)	(119)	(110)	(155)
Sale of marketable securities	154	—	154	—
Proceeds from sale of fixed assets	56	—	56	—
Purchases of intangible assets	(6)	(7)	(3)	(23)
Expenditures for fixed assets, including internal-use software and website development	(10,563)	(6,344)	(12,960)	(7,538)
Net cash used in investing activities	(10,428)	(6,470)	(12,863)	(7,716)
Cash flows from financing activities:
Payments on capital lease obligations	(112)	(654)	(188)	(722)
Drawdowns on line of credit	—	17,000	—	17,000
Capitalized financing costs	—	(121)	(19)	(121)
Proceeds from finance obligations	—	1,429	—	3,235
Payments on finance obligations	—	(3,390)	(21,528)	(4,231)
Paydown on direct financing arrangement	(175)	(160)	(231)	(211)
Payments to retire convertible senior notes	—	(34,615)	—	(34,615)
Purchase of treasury stock	(464)	(1,602)	(466)	(1,606)
Purchase of redeemable stock	—	—	—	(26)
Exercise of stock options	—	—	—	(1)
Net cash used in financing activities	(751)	(22,113)	(22,432)	(21,298)
Net increase (decrease) in cash and cash equivalents	(24,516)	(44,883)	(6,669)	2,730
Cash and cash equivalents, beginning of period	96,985	124,021	79,138	76,408
Cash and cash equivalents, end of period	$72,469	$79,138	$72,469	$79,138
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$436	$1,814	$991	$2,750
Taxes paid	139	260	139	260
Non-cash investing and financing activities:
Change in fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$581	$270	$278	$155
Equipment acquired under finance obligations	—	5,077	—	5,676
Lapse of rescission rights of redeemable stock	—	582	—	842

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock.com,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $48.1 million and $81.2 million at September 30, 2012 and December 31, 2011, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $2.1 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively, and was held primarily in cash.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2012 (in thousands):

	Fair Value Measurements at September 30, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$48,129	$48,129	$—	$—
Trading securities held in a “rabbi trust” (1)	248	248	—	—
Total assets	$48,377	$48,377	$—	$—
Liabilities:
Restructuring Accrual (2)	$66	$—	$—	$66
Deferred compensation accrual “rabbi trust” (3)	244	244	—	—
Total liabilities	$310	$244	$—	$66

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$81,159	$81,159	$—	$—
Trading securities held in a “rabbi trust” (1)	302	302
Total assets	$81,461	$81,461	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	302	302	—	—
Total liabilities	$302	$302	$—	$—

(1)  — Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets.

(2)  — The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreement discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

(3) — Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $248,000 at September 30, 2012 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2012 and 2011.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $738,000 and $574,000 at September 30, 2012 and December 31, 2011, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2012 and December 31, 2011, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.7 million and $1.0 million at September 30, 2012 and December 31, 2011, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets were $13.6 million and $12.7 million at September 30, 2012 and December 31, 2011, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold - direct	$123	$137	$350	$583
Technology	3,371	3,766	10,570	11,009
General and administrative	345	307	1,015	880
Total depreciation and amortization, including internal-use software and website development	$3,839	$4,210	$11,935	$12,472

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

During the three months ended September 30, 2012 and 2011, we capitalized $3.0 million and $2.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.0 million and $2.1 million for those respective periods. During the nine months ended September 30, 2012 and 2011, we capitalized $6.8 million and $7.8 million, respectively, of such costs and had amortization of $6.3 million and $6.1 million for those respective periods.

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

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Due to the loyalty program’s short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

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

The allowance for returns was $6.3 million and $10.9 million at September 30, 2012 and December 31, 2011 respectively. The decrease in allowance for returns at September 30, 2012 compared to December 31, 2011 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $157,000 and $187,000 at September 30, 2012 and December 31, 2011, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Total revenue, net	$255,352	100%	$239,738	100%	$757,255	100%	$740,200	100%
Cost of goods sold
Product costs and other cost of goods sold	196,522	77%	189,074	79%	582,436	77%	573,204	78%
Fulfillment and related costs	12,288	5%	12,291	5%	37,600	5%	38,769	5%
Total cost of goods sold	208,810	82%	201,365	84%	620,036	82%	611,973	83%
Gross profit	$46,542	18%	$38,373	16%	$137,219	18%	$128,227	17%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $12.8 million and $11.7 million during the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, advertising expenses totaled $37.0 million and $35.9 million, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $2.1 million and $1.4 million at September 30, 2012 and December 31, 2011, respectively.

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

Deferred tax assets are evaluated for future realization and are reduced by a valuation allowance to the extent that it is more likely than not that the deferred tax asset will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred assets including expectations of future taxable income, the carry-forward periods available for tax reporting purposes, the reversals of our deferred tax liabilities and tax planning strategies, to the extent available. At September 30, 2012 and December 31, 2011, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of the deferred tax assets are realizable.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,693	$(7,787)	$5,882	$(16,029)
Deemed dividend related to redeemable common stock	—	—	—	(12)
Net income (loss) attributable to common shares	$2,693	$(7,787)	$5,882	$(16,041)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.11	$(0.33)	$0.25	$(0.69)
Weighted average common shares outstanding—basic	23,447	23,276	23,382	23,253
Effect of dilutive securities:
Stock options and restricted stock awards	307	—	129	—
Weighted average common shares outstanding—diluted	23,754	23,276	23,511	23,253
Net income (loss) attributable to common shares—diluted	$0.11	$(0.33)	$0.25	$(0.69)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options and restricted stock awards	541	985	546	985

Accounting pronouncements issued not yet adopted

In July 2011, the Financial Accounting Standards Board (“FASB”) issued accounting pronouncement No. 2012-02, Intangibles—Goodwill and Other (FASB Accounting Standards Codification Topic 350) permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The Accounting Standard Update applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2011	Accretion Expense	Net Cash Payments	Adjustments	Balance at 9/30/2012
Lease and contract termination costs	$1,491	$112	$(365)	$53	$1,291

We reversed $45,000 of lease termination costs during the three months ended September 30, 2012 due to changes in our estimate of sublease income as a result of our entering into a new sublease agreement. We incurred $53,000 of lease termination costs during the nine months ended September 30, 2012 due to ceasing the use of some of our office facilities and changes in the estimate of sublease income as a result of our entering into a new sublease agreement. There were no restructuring charges or reversals during the three and nine months ended September 30, 2011.

4. BORROWINGS

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At September 30, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at September 30, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

The Financing Agreement includes affirmative and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary (other than permitted subsidiaries) or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates (other than in connection with allowed intercompany transactions), (k) sell assets except for the sale of inventory or equipment in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

Amounts outstanding under the Financing Agreement were $17.0 million at September 30, 2012 and December 31, 2011, and letters of credit totaling $1.9 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At September 30, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2012, $2.2 million was outstanding and $2.8 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2012, are as follows (in thousands):

Payments due by period
2012 (remainder)	$2,033
2013	8,206
2014	8,404
2015	6,814
2016	1,381
Thereafter	183
$27,021

Rental expense for operating leases totaled $2.1 million and $2.0 million for the three months ended September 30, 2012 and 2011, respectively and $6.5 million and $6.1 million for the nine months ended September 30, 2012 and 2011, respectively. Estimated sublease income of $875,000 is expected over the next three years of which $379,000 is anticipated to be received in the next 12 months.

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

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the court entered an order accepting settlement. Various parties appealed and on September 20, 2012 the Federal Appeals Court for the 9th Circuit upheld the settlement. It is unknown whether the parties will seek further appeal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

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

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent patent, having to do with a communications protocol. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial which was denied. Alcatel-Lucent has filed an appeal which we will oppose.

On May 11, 2010, Site Update Solutions, LLC filed suit against us and 34 other defendants in the United States District Court in the Eastern District of Texas (now transferred to the Northern District of California) for infringement of a patent claiming “a process for maintaining ongoing registration for pages on a given search engine . . . a method to actively cause an updating of a specific Internet search engine database regarding a particular WWW resource.” The case was later transferred to the Northern District of California where, following an adverse ruling, Site Update Solutions agreed to dismiss the case and on August 13, the court entered its order of dismissal.

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

On December 29, 2011 The Tobin Family Education and Health Foundation filed suit against us in the United States District Court for the District of New Jersey for infringement of a patent covering a method and system for customizing marketing services on networks communication with hypertext tagging conventions. We have tendered the defense of this action to an indemnitor which has accepted the defense and settled the case at no cost to us. On July 13, 2012, the court accepted the settlement and entered an order dismissing us from the case.

On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have answered the complaint. We have tendered the defense of the case to an indemnitor, who has moved to stay the case against us pending the disposition of a declaratory action which the indemnitor brought against Pragmatus Telecom. The case against us was stayed July 10, 2012, pending resolution of the declaratory action. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights, if any, with our vendors.

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

On July 16, 2012, Digitech Image Technologies, LLC filed against us and forty-five other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. We have tendered defense of the case to an indemnitor which has accepted the defense. Following an adverse ruling in the case, the case was dismissed and in September 2012, Digitech filed a new complaint in the same court on the same infringement claims. In the new action, our indemnitor continues to defend the case. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On July 19, 2012, Data Carriers, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent covering the “autocomplete” features of our website. We believe a third party vendor is contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On October 18, 2012 ArrivalStar and Melvino Technologies Limited, filed suit against us in the United States District Court for the Southern District of Florida for infringement of three patents, described in summary as follows: (1) System and Method for Activation of an Advance Notification for Monitoring and Reporting Status of Vehicle Travel; (2) System and Method for Advance Notification System for Monitoring and Reporting Proximity of a Vehicle; and (3) Notification System and Methods with User-Defineable Notifications Based Upon Occurrence of Events. The complaint has not yet been served. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights, if any, with our vendors.

We establish liabilities when a particular contingency is probable and estimable. As of September 30, 2012, we have accrued $3.0 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	$—	$13	$3	$194
Restricted stock awards	980	688	2,621	2,217
Total stock-based compensation expense	$980	$701	$2,624	$2,411

Restricted stock awards

During the three and nine months ended September 30, 2012, the Compensation Committee of the Board of Directors approved grants of 1,500 and 795,000 restricted stock awards to our officers, board members and employees, for the respective periods. The restricted stock awards vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2012, there were 1,037,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized on a straight line basis over the three-year vesting schedule. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2012 was $7.79 and $6.75, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2012 (in thousands):

	Nine months ended
	September 30, 2012
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	522	$13.40
Granted at fair value	795	6.75
Vested	(236)	12.06
Forfeited	(44)	8.71
Outstanding—end of period	1,037	$8.80

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on products and services provided by each segment. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2012 and 2011. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Fulfillment partner	Total	Direct	Fulfillment partner	Total
2012
Revenue, net	$34,215	$221,137	$255,352	$109,048	$648,207	$757,255
Cost of goods sold	30,684	178,126	208,810	99,422	520,614	620,036
Gross profit	$3,531	$43,011	$46,542	$9,626	$127,593	$137,219
Operating expenses			(44,767)			(132,950)
Other income (expense), net			1,049			1,795
Provision for income taxes			131			182
Net income			$2,693			$5,882

2011
Revenue, net	$34,749	$204,989	$239,738	$116,353	$623,847	$740,200
Cost of goods sold	32,472	168,893	201,365	105,733	506,240	611,973
Gross profit	$2,277	$36,096	$38,373	$10,620	$117,607	$128,227
Operating expenses			(46,314)			(143,573)
Other income (expense), net			(86)			(885)
Benefit for income taxes			(240)			(202)
Net loss			$(7,787)			$(16,029)

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

For the three and nine months ended September 30, 2012 and 2011, over 99% of sales were made to customers in the United States. At September 30, 2012 and December 31, 2011, all of our fixed assets were located in the United States.

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

Furthermore, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially for a variety of reasons, including among others:

•                        changes in U.S. and global economic conditions and consumer spending;

•                        world events;

•                        the rate of growth of the Internet and online commerce;

•                        any failure to maintain our existing relationships or build new relationships with fulfillment partners on acceptable terms;

•                        any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•                        modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer;

•                        the mix of products purchased by our customers;

•                        problems with cyber security or data breaches;

•                        problems with or affecting our credit card processors, including cyber-attacks, internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors;

•                        problems with the facility where substantially all of our computer and communications hardware is located or other problems that result in the unavailability of our Website or reduced performance of our transaction systems;

•                        difficulties we may have in responding to technological changes;

•                        problems with fraudulent purchases;

•                        problems we may encounter as a result of the listing or sale of pirated, counterfeit or illegal items by third parties;

•                        difficulties we may have financing our operations or expansion with either internally generated funds or external sources of financing;

•                        the extent to which we owe income taxes or are required to collect sales taxes or to modify our business model in order to avoid being required to collect sales taxes;

•                        competition;

•                        management of growth;

•                        fluctuations in our operating results;

•                        our efforts to expand internationally;

•                        the outcomes of legal proceedings;

•                        investigations and claims;

•                        optimization of our warehouse operations;

•                        risks of inventory management and seasonality.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and those described in Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Net income was $2.7 million in Q3 2012 versus a net loss of $7.8 million in Q3 2011. The $10.5 million year-over-year improvement in net income resulted primarily from revenue growth of 7%, a 220 basis point improvement in gross margin (taken together, leading to a $8.2 million increase in gross profit), and $2.3 million lower expenses.

Revenues in Q3 2012 increased 7% compared to Q3 2011. We continued to see an increase in the number of unique visitors to our website and average order size. These increases more than offset the impact of fewer customer orders due to lower conversion rates. Gross profit increased 21% compared to Q3 2011 primarily as a result of 7% revenue growth and a 220 basis point expansion in gross margin. Sales and marketing expenses remained flat at 5.8% of revenue in Q3 2012 compared to Q3 2011. As a result, we had a 29% increase in Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) compared to Q3 2011. Contribution margin was 12.4%.

Technology expense in Q3 2012 decreased $1.1 million compared to Q3 2011, primarily due to decreases in compensation and recruiting-related costs largely associated with our lower technology headcount. General and administrative expenses in Q3 2012 decreased $1.5 million compared to Q3 2011, primarily due to a decrease in legal fees, partially offset by an increase in compensation related costs largely due to an increase in bonus expense.

Our fulfillment partner business continues to make up a large percentage of our total revenues, expanding to nearly 87% of total revenue in Q3 2012. As a result, we are converting revenues into cash on average nearly seven days before we pay our suppliers. This has reduced the capital requirements needed to operate our business, and has consistently helped us to generate positive operating cash flows on a trailing twelve month basis for the past several years. Our working capital improved from $(14.1) million at December 31, 2011 to $(4.5) million at September 30, 2012.

Our Financing Agreement with U.S. Bank expires on December 31, 2012. We do not anticipate entering into a new agreement with U.S. Bank. As a result, we expect to repay the $17 million that is currently outstanding from our operating cash by December 31, 2012.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(as a percentage of total net revenue)
Revenue, net
Direct	13.4%	14.5%	14.4%	15.7%
Fulfillment partner	86.6	85.5	85.6	84.3
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	12.0	13.5	13.1	14.3
Fulfillment partner	69.8	70.5	68.8	68.4
Total cost of goods sold	81.8	84.0	81.9	82.7
Gross profit	18.2	16.0	18.1	17.3
Operating expenses:
Sales and marketing	5.8	5.8	5.7	5.8
Technology	6.3	7.2	6.2	6.8
General and administrative	5.4	6.4	5.7	6.8
Restructuring	—	—	—	—
Total operating expenses	17.5	19.4	17.6	19.4
Operating income (loss)	0.7	(3.4)	0.5	(2.1)
Interest income	—	—	—	—
Interest expense	(0.1)	(0.3)	(0.1)	(0.3)
Other income, net	0.5	0.2	0.3	0.1
Net income (loss) before income taxes	1.1	(3.5)	0.7	(2.3)
Provision (benefit) for income taxes	0.1	(0.1)	—	—
Net income (loss)	1.1%	(3.4)%	0.7%	(2.3)%

Comparisons of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011, and Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011.

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue, net
Direct	$34,215	$34,749	$(534)	(1.5)%	$109,048	$116,353	$(7,305)	(6.3)%
Fulfillment partner	221,137	204,989	16,148	7.9%	648,207	623,847	24,360	3.9%
Total revenue, net	$255,352	$239,738	$15,614	6.5%	$757,255	$740,200	$17,055	2.3%

The primary reasons for increased total net revenue for the three and nine months ended September 30, 2012 were increases in unique visitors and average order size, partially offset by lower conversion rates, resulting in fewer unique customers and orders compared to last year.

The primary reason for decreased direct revenue for the three and nine months ended September 30, 2012 was a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs, partially offset by an increase in sales of home and garden products.

The primary reason for the increase in fulfillment partner revenue for the three and nine months ended September 30, 2012 was an increase in sales of home and garden products.

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

Total revenues from international sales were $2.3 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively and $6.6 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended September 30, 2012 (in thousands):

	Three months ended September 30, 2012
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(10,911)	$(1,813)
1	$(4,887)	$(792)
As reported	As reported	As reported
-1	$3,028	$501
-2	$5,945	$977

See “Executive Commentary” above for additional discussion regarding revenue.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and freight, return-related and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenue, net
Direct	$34,215	$34,749	$(534)	(1.5)%	$109,048	$116,353	$(7,305)	(6.3)%
Fulfillment partner	221,137	204,989	16,148	7.9%	648,207	623,847	24,360	3.9%
Total net revenues	$255,352	$239,738	$15,614	6.5%	$757,255	$740,200	$17,055	2.3%
Cost of goods sold
Direct	$30,684	$32,472	$(1,788)	(5.5)%	$99,422	$105,733	$(6,311)	(6.0)%
Fulfillment partner	178,126	168,893	9,233	5.5%	520,614	506,240	14,374	2.8%
Total cost of goods sold	$208,810	$201,365	$7,445	3.7%	$620,036	$611,973	$8,063	1.3%
Gross Profit
Direct	$3,531	$2,277	$1,254	55.1%	$9,626	$10,620	$(994)	(9.4)%
Fulfillment partner	43,011	36,096	6,915	19.2%	127,593	117,607	9,986	8.5%
Total gross profit	$46,542	$38,373	$8,169	21.3%	$137,219	$128,227	$8,992	7.0%

Gross margins for the past seven quarterly periods and fiscal year ending 2011 were:

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	FY 2011	Q1 2012	Q2 2012	Q3 2012
Direct	10.7%	9.6%	6.6%	7.0%	8.5%	8.0%	8.3%	10.3%
Fulfillment Partner	20.7%	18.1%	17.6%	17.8%	18.5%	20.0%	19.6%	19.4%
Combined	18.9%	16.9%	16.0%	16.2%	17.0%	18.1%	18.0%	18.2%

The 370 basis point increase in direct gross margin for the three months ended September 30, 2012 when compared to the same period in 2011 is primarily due to pricing initiatives and lower credit card fees, partially offset by higher return-related and freight costs, and increased coupons and promotions. The 30 basis point decrease in direct gross margin for the nine months ended September 30, 2012 when compared to the same period in 2011 is primarily due to higher return-related, freight and warehouse costs, partially offset by pricing initiatives and lower credit card fees.

The 180 and 80 basis point increases in fulfillment partner gross margin for the three and nine months ended September 30, 2012 when compared to the same periods in 2011 are primarily due to a shift in sales mix into higher margin home and garden products, pricing initiatives and lower credit card costs, partially offset by higher return-related and freight costs and increased coupons and promotions.

Cost of goods sold includes stock-based compensation expense of $74,000 and $47,000 for the three months ended September 30, 2012 and 2011, respectively and $200,000 and $134,000 for the nine months ended September 30, 2012 and 2011, respectively.

See “Executive Commentary” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Sales and marketing expenses	$14,899	$13,822	$1,077	7.8%	$42,886	$42,902	$(16)	(0.0)%
Sales and marketing expenses as a percent of net revenues	5.8%	5.8%			5.7%	5.8%

Sales and marketing expenses as a percentage of revenue remained relatively flat for the three and nine months ended September 30, 2012 when compared to the same period in 2011.

Sales and marketing expenses include stock-based compensation expense of $108,000 and $80,000 for the three months ended September 30, 2012 and 2011, respectively and $260,000 and $289,000 for the nine months ended September 30, 2012 and 2011, respectively.

In May 2012, Google, Inc. (“Google”) announced that it is discontinuing providing its free Google Base product listing service to retailers by the fall of 2012 and offering retailers a new fee based product listing service. Depending on our level of participation in the new program, this change may result in higher advertising expense in the future; however, we cannot determine the impact until we gain experience with Google’s new program. We are constantly evaluating the performance of our marketing channels and adjust our advertising expense to optimize performance.

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

Technology expenses

The following table reflects our technology expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Technology expenses	$16,085	$17,171	$(1,086)	(6.3)%	$46,845	$50,639	$(3,794)	(7.5)%
Technology expenses as a percent of net revenues	6.3%	7.2%			6.2%	6.8%

The $1.1 million and $3.8 million decreases for the three and nine months ended September 30, 2012, respectively, are primarily due to decreases in compensation and recruiting-related costs primarily from lower headcount.

Technology expenses include stock-based compensation expense of $218,000 and $171,000 for the three months ended September 30, 2012 and 2011, respectively and $585,000 and $534,000 for the nine months ended September 30, 2012 and 2011, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
General and administrative expenses	$13,828	$15,321	$(1,493)	(9.7)%	$43,166	$50,032	$(6,866)	(13.7)%
General and administrative expenses as a percent of net revenues	5.4%	6.4%			5.7%	6.8%

The $1.5 million decrease in general and administrative expenses (“G&A”) is primarily due to a decrease in legal fees, partially offset by an increase in compensation-related costs primarily due to an increase in bonus expense. The $6.9 million decrease in G&A expenses for the nine months ended September 30, 2012, is primarily due to a decrease in legal fees, travel and office expenses and compensation-related costs primarily due to lower headcount.

G&A expenses include stock-based compensation expense of approximately $580,000 and $403,000 for the three months ended September 30, 2012 and 2011, respectively, and $1.6 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Restructuring

We reversed $45,000 of lease termination costs during the three months ended September 30, 2012 due to changes in our estimate of sublease income as a result of our entering into a new sublease agreement. We incurred $53,000 of lease termination costs during the nine months ended September 30, 2012 due to ceasing the use of some of our office facilities and changes in the estimate of sublease income as a result of our entering into a new sublease agreement. There were no restructuring charges or reversals during the three and nine months ended September 30, 2011.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of goods sold - direct	$123	$137	$350	$583
Technology	3,371	3,766	10,570	11,009
General and administrative	345	307	1,015	880
Total depreciation and amortization, including internal-use software and website development	$3,839	$4,210	$11,935	$12,472

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended September 30, 2012 and 2011 totaled $30,000 and $23,000, respectively and $86,000 and $121,000 for the nine months ended September 30, 2012 and 2011, respectively.

Interest expense

Interest expense is nearly all related to interest incurred on our Senior Notes, finance obligations, line of credit and our capital leases. Interest expense for the three months ended September 30, 2012 and 2011 totaled $194,000 and $662,000, respectively and $655,000 and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively. The decreases in interest expense are primarily a result of extinguishments of Senior Notes and certain finance obligations, partially offset by increased expense related to our line of credit.

Other income, net

Other income, net for the three months ended September 30, 2012 and 2011 totaled $1.2 million and $553,000, respectively and $2.4 million and $962,000 for the nine months ended September 30, 2012 and 2011, respectively. The increases in other income, net during the three and nine months ended September 30, 2012 are primarily due to increased Club O rewards breakage.

Income taxes

Our provision (benefit) for income taxes for the three months ended September 30, 2012 and 2011 totaled $131,000 and ($240,000), respectively and $182,000 and ($202,000) for the nine months ended September 30, 2012 and 2011, respectively. The provision for income taxes is for alternative minimum tax, state tax payments and certain income tax uncertainties, including penalties and interest.

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

The following table reflects our total net revenues for each of the quarters since 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	$262,367	$239,536	$255,352	$	N/A
2011	$265,470	$234,992	$239,738		$314,077
2010	$264,330	$231,253	$245,420		$348,870

Liquidity and Capital Resources

Current sources of liquidity

While we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months; we may require additional financing. Our $20 million credit facility with U.S. Bank is scheduled to terminate on December 31, 2012 and we intend to repay and terminate the credit facility at its maturity. While we do not expect to require replacement financing in the near future, we may seek replacement financing. If we do, there can be no assurance that additional financing will be available, or, if available, that such financing can be obtained on satisfactory terms. Failure to generate sufficient revenues, profits or to raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2012, our cash and cash equivalents balance was $72.5 million.

Cash flow information is as follows:

	Nine months ended September 30,		Twelve months ended September 30,
	2012	2011	2012	2011
Cash provided by (used in):
Operating activities	$(13,337)	$(16,300)	$28,626	$31,744
Investing activities	(10,428)	(6,470)	(12,863)	(7,716)
Financing activities	(751)	(22,113)	(22,432)	(21,298)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2012 and 2011, was $(23.9) million and $(22.6) million, respectively and $15.7 million and $24.2 million for the twelve months ended September 30, 2012 and 2011, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the nine months ended September 30, 2012 and 2011, our operating activities resulted in net cash outflows of $13.3 million and $16.3 million, respectively.

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

The $13.3 million of net cash used in operating activities during the nine months ended September 30, 2012 was primarily for payments of accounts payable of $27.0 million following the holiday season and a decrease in accrued liabilities of $7.5 million, partially offset by non-cash depreciation, amortization and stock compensation expense of $14.6 million and net income of $5.9 million.

The $16.3 million of net cash used in operating activities during the nine months ended September 30, 2011 was primarily for payments of accounts payable of $24.8 million following the holiday season, a net loss of $16.0 million, a decrease in accrued liabilities of $3.5 million, an increase of $3.2 million in prepaid and other assets, partially offset by non-cash depreciation, amortization and stock compensation expense of $14.9 million, a decrease of $12.9 million in inventories and a reduction in accounts receivable of $5.1 million.

Cash flows from investing activities.

For the nine months ended September 30, 2012 and 2011, investing activities resulted in net cash outflows of $10.4 million and $6.5 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the nine months ended September 30, 2012 and 2011, financing activities resulted in net cash outflows of $751,000 and $22.1 million, respectively.

The $751,000 used in financing activities during the nine months ended September 30, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $22.1 million used in financing activities during the nine months ended September 30, 2011 resulted primarily from $34.6 million used for retirement of long-term debt, $3.4 million in payments on finance obligations and $1.6 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $17.0 million in proceeds from drawdown on a line of credit.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2012	2013	2014	2015	2016	Thereafter	Total
Line of credit	17,000	—	—	—	—	—	17,000
Interest on line of credit	117	—	—	—	—	—	117
Operating leases	2,033	8,206	8,404	6,814	1,381	183	27,021
Naming rights	—	1,273	1,311	1,351	1,391	—	5,326
Purchase obligations	16,657	3,262	—	—	—	—	19,919
Total contractual cash obligations	$35,807	$12,741	$9,715	$8,165	$2,772	$183	$69,383

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2012	2013	2014	2015	2016	Thereafter	Total
Letters of credit	$1,890	$—	$—	$—	$—	$—	$1,890

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights and we may terminate this agreement at our sole option, subject to its termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at September 30, 2012. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $326,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

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

Borrowings

U.S. Bank Financing Agreements

We are a party to a Financing Agreement with U.S. Bank National Association (“U.S. Bank”) dated December 22, 2009 (as amended to date, the “Financing Agreement”). The maximum credit potentially available under the revolving facility is $20 million. Our obligations under the Financing Agreement and all related agreements are secured by all or substantially all of our assets, excluding our interest in certain litigation. Subject to certain exceptions, the full amount of the revolving facility is expected to be available to us as long as $20 million in the aggregate is maintained on deposit with U.S. Bank. At September 30, 2012 and at the date of this report we maintain $20 million on deposit with U.S. Bank. The obligation of U.S. Bank to make advances under the Financing Agreement is subject to the conditions set forth in the Financing Agreement.

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

Advances under the Financing Agreement bear interest at one-month LIBOR plus 2.5%. The interest rate for borrowings under the Financing Agreement was 2.75% at September 30, 2012. We have also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

The Financing Agreement includes affirmative and negative covenants that prohibit a variety of actions without the approval of U.S. Bank, including, without limitation, covenants that (subject to certain exceptions) limit our ability to (a) incur or guarantee debt or enter into indemnity agreements, (b) create or permit liens, (c) enter into any merger or consolidation or purchase or otherwise acquire all or substantially all of the assets of another person or the assets comprising any line of business or business unit of another person, (d) except for permitted acquisitions, purchase the securities of, create, invest in, or form any subsidiary (other than permitted subsidiaries) or other entity, (e) make loans or advances, (f) purchase, acquire or redeem shares of our capital stock or other securities, (g) change our capital structure or issue any new class of capital stock, (h) change our business objectives, purposes or operations in a manner which could reasonably be expected to have a material adverse effect, (i) change our fiscal year, (j) enter into transactions with affiliates (other than in connection with allowed intercompany transactions), (k) sell assets except for the sale of inventory or equipment in the ordinary course of business, (l) permit judgments to be rendered against us in excess of certain limits or having specified effects, depending in part on whether a triggering event has occurred or would occur, (m) take certain actions regarding our receivables, and (n) take certain actions regarding our inventory.

Amounts outstanding under the Financing Agreement were $17.0 million at September 30, 2012 and December 31, 2011, and letters of credit totaling $1.9 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets. At September 30, 2012, we had $20.0 million in compensating cash balances held at U.S. Bank. If we draw on the $20.0 million compensating cash balance, it will constitute a triggering event and result in additional and more restrictive covenants.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2012, $2.2 million was outstanding and $2.8 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
Total net revenue	$255,352	100%	$239,738	100%	$757,255	100%	$740,200	100%
Cost of goods sold	208,810	81.8%	201,365	84.0%	620,036	81.9%	611,973	82.7%
Gross profit	46,542	18.2%	38,373	16.0%	137,219	18.1%	128,227	17.3%
Less: Sales and marketing expense	14,899	5.8%	13,822	5.8%	42,886	5.7%	42,902	5.8%
Contribution and contribution margin	$31,643	12.4%	$24,551	10.2%	$94,333	12.5%	$85,325	11.5%

Free Cash Flow.

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” We believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after we have paid our operating expenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2012	2011	2012	2011
Net cash provided by (used in) operating activities	$(13,337)	$(16,300)	$28,626	$31,744
Expenditures for fixed assets, including internal-use software and website development	(10,563)	(6,344)	(12,960)	(7,538)
Free cash flow	$(23,900)	$(22,644)	$15,666	$24,206

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

New disclosure and reporting requirements, established under existing or new state or federal laws, such as regulatory rules regarding requirements to disclose efforts to identify the origin and existence of certain “conflict minerals” or abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

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

Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in Item 1A under the caption “Risk Factors” could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

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

At September 30, 2012, we had $74.5 million in cash and cash equivalents including restricted cash. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $745,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2012, we had $17.0 million outstanding under our short-term debt, and letters of credit totaling $1.9 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $189,000 on our earnings or loss, or the fair market value or cash flows of these instruments. We have entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 limiting our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

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

We are subject to the same federal, state and local laws as other companies conducting business on the Internet or through other means. Although there are relatively few laws specifically directed at Internet businesses, the number of such laws is increasing and many additional laws and regulations relating to the Internet and commerce by other means are being debated at the state and federal levels. These laws and regulations cover issues such as user privacy, behavioral advertising, auto-renewability of contract, freedom of expression, pricing, fraud, mandated disclosures concerning foreign manufacturer working conditions, electronic waste, mobile and electronic device communications, quality of products and services, taxation, advertising, intellectual property rights and information security. The expansion of these laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to internet commerce in ways that may present difficult or impossible compliance challenges.. Many of those laws that do reference the Internet are still being interpreted by the courts and their applicability and reach are therefore uncertain. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety, and mandated website disclosures about programs to eliminate abusive labor practices in our supply chain. The laws not only apply to future manufacture of consumer product, but also apply to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold which may subject us to regulatory or civil actions. Some of the products we sell or manufacture may, under statutory or common law, from time to time expose us to claims related to personal injury, death, environmental or property damage and may from time to time require product recalls or other actions which may not be covered, in whole or in part, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

General economic factors may adversely affect our financial performance.

General economic conditions may adversely affect our financial performance. In the United States, changes in interest rates, changes in fuel and other energy costs, weakness in the housing market, inflation or deflation or expectations of either inflation or deflation, higher levels of unemployment, unavailability or limitations of consumer credit, higher consumer debt levels or efforts by consumers to reduce debt levels, higher tax rates and other changes in tax laws, overall economic slowdown, changes in consumer desires affecting demand for the products and services we sell and other economic factors could adversely affect consumer demand for the products and services we sell, change the mix of products we sell to a mix with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase goods, a condition that can result in an increase in the cost to us of the goods and services we sell.

Decreases in discretionary consumer spending may have an adverse effect on us.

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment, also impact our customers’ ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. A continued slowdown in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses and we may incur operating and net losses in the foreseeable future. As of September 30, 2012, our accumulated deficit was $256 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $13.9 million and $7.7 million in 2010 and 2009, respectively, we incurred a net loss of $19.4 million in 2011. We may not be able to achieve profitability on a quarterly or annual basis in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

We will continue to incur significant operating expenses and capital expenditures to:

•                  further enhance our distribution and order fulfillment capabilities;

•                  further improve our order processing systems and capabilities;

•                  develop enhanced technologies and features;

•                  continue to expand our customer service capabilities to better serve our customers’ needs;

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

We maintain the majority of our cash, cash equivalents, investments in precious metals, and short-term investments in accounts with major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions may generally exceed the amounts of insurance provided, or deposits may not at all be covered by insurance. If any of these institutions becomes insolvent, or there is a significant decline in the price of precious metals, it could substantially harm our financial condition and we may lose some, or all, of such deposits.

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

At September 30, 2012, we had relationships with approximately 2,100 independent fulfillment partners whose products we offer for sale on our Website. We depend on our fulfillment partners to provide a large portion of the product selection we offer, as these products accounted for 86% of our net revenues for the nine months ended September 30, 2012. We may expand the number of fulfillment partner relationships and the number of products offered for sale by our fulfillment partners on our Website. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and customers may not shop at or purchase from our Website. In addition, manufacturers may decide not to offer particular products for sale on the Internet or on sites like ours. If we are unable to maintain our existing or build new fulfillment partner relationships or if product manufacturers refuse or restrict sale of their products via the Internet, though sites like ours, or to us, our business and prospects would suffer severely.

In general, we agree to offer the fulfillment partners’ products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products that we offer for sale on our Website, including maintaining inventory, preparing merchandise for shipment to individual customers and timely distribution of purchased merchandise. We have no effective means to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties’ products, (other than on the return of such products), we are unable to fulfill these traditional retail operations ourselves. Our customers could become dissatisfied and cancel their orders or decline to make future purchases if these third parties are unable to deliver products on a timely basis. If our customers become dissatisfied with the services provided by these third parties, our reputation and the Overstock.com brand could suffer.

We do not have any long-term agreements with any of these fulfillment partners. Our agreements with fulfillment partners are terminable at will by either party upon short notice.

Cyber-attacks affecting our suppliers could adversely affect us

We depend on our fulfillment partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. We also depend on suppliers of services which support Website operations, including payment systems, customer service support, and communications. Cyber-attacks affecting any of our most significant suppliers or affecting a significant number of our suppliers of products or services could have adverse effects on our business, prospects, financial condition and results of operations. The adverse effects could include our inability to source product or fulfill orders, our customer customers or suppliers’ inability to contact us or access our Website or call centers or chat lines, or the compromise of our customers’ confidential data.

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

The products we sell are sourced from a wide variety of domestic and international suppliers. Global sourcing of many of the products we sell is an important factor in our financial performance. Our ability to find qualified suppliers who meet our standards, and to access products in a timely and efficient manner is a significant challenge, especially with respect to suppliers located and goods sourced outside the United States. Political and economic instability in the countries in which foreign suppliers are located, the financial instability of suppliers, suppliers’ failure to meet our supplier standards, labor problems experienced by our suppliers, the availability of raw materials to suppliers, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. In addition, the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These and other factors affecting our suppliers and our access to products could adversely affect our financial performance.

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

Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us. The credit card processors have the right to withhold funds otherwise payable to us to establish a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers’ credit cards, and have done so from time to time in the past. The credit card processors may establish, increase or decrease the amount of any reserve at any time. Any increase in the amounts of the reserves established by the processors would have an adverse effect on our cash flow and liquidity, and any material unexpected increase could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are also subject to payment card associations’ operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our pricing strategy may not meet customers’ price expectations or result in net income.

Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts reduce our margins. In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies. If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business, prospects, financial condition and results of operations would suffer.

If the products that we offer on our Website do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the products that we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. This could have an adverse effect on our business, prospects, financial condition and results of operations.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason, including without limitation, illness or call to military service, or loss to competitors as a result of compensation differentials or other reasons, could harm our business, prospects, financial condition and results of operations. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot assure that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business, prospects, financial condition and results of operations.

We have an evolving business model.

Our business model has evolved and continues to do so. In the past we have added additional types of services and product offerings and, in some cases we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results.

Our foreign brand domain name may cause confusion in foreign markets.

In July, 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, there is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets.

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

•                  geopolitical events, such as war and terrorist attacks.

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

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing, and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar Internet sites. Among retail internet sites, those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms utilize information available throughout the Internet, including information available on our site. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms utilized by these sites. If these rules and guidelines, or the search engine algorithms shift suddenly or dramatically, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in February 2011 through April 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business, prospects, financial condition and results of operations.

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

There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individual access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is virtually limitless. Information concerning or affecting us may be posted on such platforms and devices at any time. Information posted may be inaccurate and adverse to us, and it may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or compromise of other valuable company assets, any of which could harm our business, prospects, financial condition and results of operations.

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

We remain involved in substantial litigation against Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation, and the use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. We may be ordered to pay allowable court costs which could be substantial. To the extent that any such adverse effects exceed any benefits we may realize from the litigation, it could harm our business, prospects, financial condition and results of operation.

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

We have indebtedness.

As of September 30, 2012, we had indebtedness of $18.5 million. Although we have reduced our indebtedness substantially over the last several years, the degree to which we are indebted could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Our travel site began operation in April 2011. The listing site hosted by Priceline Partner Network Limited (“Priceline.com”) is for travel and travel related products and services. While we have offered vacation package services and products previously, the online travel business is a relatively new business for us. We cannot ensure that our expansion into the business will succeed. Our entry into the business will require us to devote financial, technical, managerial and other resources to this travel site. It also exposes us to additional risks, including legal and regulatory risks, and it requires us to compete with established businesses having substantially greater experience in the travel service business and substantially greater resources than we have.

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

Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large internet companies have disclosed security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks wherein attackers attempt to block customer’s access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber attacks may target us, our customers, our suppliers, e-commerce in general or communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Our servers and the servers of our suppliers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches. Any attack or breach incident involving us or persons with whom we have commercial relationships, that results in the unauthorized release of our users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation of the company, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which would require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws,  we have terminated our use of locally based Internet advertisers. Moreover, there are other states that currently have similar tax proposals under consideration. In a case that is now on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute. If such laws survive constitutional challenge, we may have to elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or begin in those states the collection of the taxes. In either event, our business could be harmed and our business could be adversely affected if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise in compliance with these or any other state law. At least one state, Ohio, asserts that we should pay a commercial activity tax because we sell merchandise in Ohio, even though we have no physical presence there and has in June 2009 assessed us $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $121,958 as of December 31, 2011, all of which we are contesting in administrative proceedings in Ohio. If Ohio is successful and its assessment withstands constitutional challenge in both administratively and in court appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authority. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state’s enforcement its tax-notice and reporting law. Notwithstanding, other states may enact legislation similar to these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or discourage customer purchases by requiring detailed purchase reporting which would threaten customers with an invasion of their privacy.

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

We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. In January, the trial court granted the remaining defendants’ motion for summary judgment. We intend to appeal the ruling.

We believe these remaining defendants engaged in unlawful actions and have caused substantial harm to Overstock, and that certain of the defendants have made efforts to drive the market price of Overstock’s common stock down. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation could be harmed, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. The practice of “abusive naked short selling” continues to place our stock at risk for manipulative attacks by large investment pools and prime brokers.

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

101

The following financial information from our Quarterly Report on From 10-Q for the third quarter of fiscal 2012, filed with the SEC on October 25, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2012	OVERSTOCK.COM, INC.

/s/ Stephen J. Chesnut
Stephen J. Chesnut
Senior Vice President, Finance and Risk Management