Form 10-K
period 2012-12-31
OVERSTOCK.COM, INC
filed 2013-02-21
CIK 1130713

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐    No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2012), was approximately $59.6 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

          As of February 18, 2013 there were 23,648,271 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

OVERSTOCK.COM, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

        O, Overstock.com, O.com, O.co, Main Street Revolution, Worldstock Fair Trade and Worldstock are registered trademarks, and Club O and O.biz are trademarks of Overstock.com, Inc. The Overstock.com, Club O, and Worldstock Fair Trade logos are also registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are property of their respective owners.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to future events or our future financial or operating performance, and involve risks and uncertainties. All statements made herein, other than statements of historical fact, including, without limitation, all statements regarding the matters described below, are forward-looking statements:

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

  •
  our ability to retire or refinance any debt we may have;

  •
  our plans for international markets, our expectations for our international sales efforts and the anticipated results of international operations;

  •
  our plans for changes to our business;

  •
  our beliefs regarding current or future litigation or regulatory actions;

  •
  our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

  •
  our beliefs regarding the adequacy of our insurance coverage;

  •
  the adequacy of our infrastructure, including our backup facilities, cyber-security and our disaster planning;

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

  •
  our expectations regarding our car listing service and our community site, and the anticipated functionality and results of operations of them;

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

        Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others, the matters discussed herein under Item 1A—Risk Factors, as well as the following:

  •
  changes in U.S. and global economic conditions and consumer spending;

  •
  world events;

  •
  the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online;

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

  •
  problems with cyber security or data breaches or the costs of preventing or responding to any such problems;

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

  •
  competition;

  •
  management of growth;

  •
  fluctuations in our operating results;

  •
  our efforts to expand internationally;

  •
  the outcomes of legal proceedings, investigations and claims;

  •
  optimization of our warehouse operations;

  •
  risks of inventory management and seasonality.

        In evaluating all forward-looking statements, you should specifically consider the risks outlined above and those described in Item 1A under the caption "Risk Factors." These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or other events.

PART I

ITEM 1.    BUSINESS

        The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this 10-K, including those set forth in the Special Note Regarding Forward-Looking Statements or in Section 1A under the heading "Risk Factors" or elsewhere in this Form 10-K.

Introduction

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home décor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

        Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (less than 1% of our total net revenue) sold internationally.

        As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

        We deal primarily in discount, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 344,000 non-BMMG products and approximately 641,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2012 and 2011 no single customer accounted for more than 1% of our total net revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2012, we fulfilled approximately 14% of our order volume through our warehouse. Our warehouse generally ships between 4,000 and 7,000 orders per day and up to approximately 10,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,100 third parties who supply approximately 338,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our warehouses. We pay the consignment supplier upon sale of the consigned merchandise to our customer. Revenue from our consignment service business in 2012, 2011 and 2010 were less than 1% of total net revenues and are included in the fulfillment partner segment.

International business

        As of December 31, 2012, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our 2012, 2011 and 2010 revenues were from international customers.

Ecommerce marketplace channels

        During 2012, we began offering some of our products for sale in on-line marketplaces of other Internet retailers' websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 1% of our 2012 total net revenues.

Other businesses

        We operate an online car listing service as part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. We also earn advertisement revenue derived from our cars business. Revenue from the cars businesses is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues.

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

Products

        Our Website Shopping section is organized into 21 main product lines: For the Home, Furniture, Bedding & Bath, Clothing & Shoes, Electronics, Jewelry, Watches, Sports and Outdoors, Books Media Music & Games, Luggage, Worldstock Fair Trade, Health & Beauty, Baby, Crafts & Sewing, Office, Gifts & Flowers, Toys & Hobbies, Pets, Main Street Revolution, Emergency Preparedness, and As Seen on TV. Worldstock Fair Trade is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market. We have specialty departments, such as Main Street Revolution, which is a marketplace that enables small businesses to offer their products to a mass audience by selling on our websites. From time to time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

        For the years ended December 31, 2012, 2011 and 2010, the percentages of gross revenues contributed by similar classes of products were as follows:

Product Lines	2012	2011	2010
Home and garden(1)	66%	58%	55%
Jewelry, watches, clothing and accessories	16%	20%	23%
BMMG, electronics and computers	6%	10%	11%
Other	12%	12%	11%

Total	100%	100%	100%

(1)
Home and garden includes home décor, bedding, bath, furniture, housewares, garden, patio and other related products.

Sales and Marketing

        We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through portals, keywords, search engines, affiliate marketing programs, social coupon websites, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, and print ads. We generally hire third parties to develop our campaigns and advertising.

Customer Service

        We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry.

Technology

        We use our internally developed Websites and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is located in a co-location facility in Salt Lake City. We also have a second data center near our corporate headquarters which we use primarily for backups, redundancy, development, testing, and our corporate systems infrastructure.

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

        We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

  •
  liquidation e-tailers;

  •
  online general retailers with discount;

  •
  private sale sites;

  •
  online specialty retailers; and

  •
  traditional general merchandise and specialty retailers and liquidators which also have an online presence.

        Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, or have options for in-store product pick-up options or allow in-store returns and offer other delivery and returns options that we do not have. New technologies and the continued enhancement of existing technologies and developments in related areas, such as same-day product deliveries, also may increase competitive pressures on us. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").

Seasonality

        Our business is affected by seasonality because of the holiday retail season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 31.1%, 29.8% and 32.0% of our annual revenue during the fourth quarter of 2012, 2011, and 2010, respectively.

Financial Information about Business Segments and Geographic Areas

        See Item 15 of Part IV, "Financial Statements"—Note 22—"Business Segments" for information regarding our business segments and geographical areas.

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

Legal and Regulatory Matters

        From time to time, we receive claims and become subject to regulatory investigations or actions, consumer protection, employment, intellectual property and other commercial litigation related to the conduct of our business. We also prosecute lawsuits to enforce our legal rights. Such litigation is costly and time consuming and can divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages, associated costs, or equitable remedies relating to the operation of our business and the sale of products on our Website. Any such litigation may materially harm our business, prospects, results of operations, financial condition or cash flows.

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

        For further information, see the information set forth under Item 15 of Part IV, "Financial Statements—Note 13—Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Government Regulation

        Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.

        New disclosure and reporting requirements, established under existing or new state or federal laws, such as rules regarding requirements to identify the origin and existence of certain "conflict minerals" or regarding the disclosure of abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

        In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. In addition, new state tax regulations in states where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on our cash flows and results of operations. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Employees

        At December 31, 2012, we had approximately 1,300 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good.

Competition for qualified personnel in our industry has historically been intense, particularly for software engineers, computer scientists, and other technical staff.

Executive Officers of the Registrant

        The following persons were executive officers of Overstock.com as of February 18, 2013:

Executive Officers	Age	Position
Patrick M. Byrne	50	Chairman of the Board of Directors
Jonathan E. Johnson III	46	President, Acting Chief Executive Officer and Corporate Secretary
Stephen J. Chesnut	53	Senior Vice President, Finance and Risk Management
Timothy D. Dilworth	37	Senior Vice President, Marketing
David J. Nielsen	43	Senior Vice President, Merchandising and Supply Chain
Bhargav J. Shah	37	Senior Vice President, Technology
Stormy D. Simon	44	Senior Vice President, Customer and Partner Care and Director
Stephen P. Tryon	51	Senior Vice President, Human Capital Management and International

        On February 12, 2013 we announced that our Chief Executive Officer and Chairman of the Board, Dr. Patrick M. Byrne, will be taking a personal leave of absence for medical reasons. Our President, Jonathan E. Johnson III, will serve as Acting Chief Executive Officer during Dr. Byrne's leave of absence. Dr. Byrne will remain Chairman of the Board.

        Dr. Patrick M. Byrne has served as our Chief Executive Officer (principal executive officer) and as a Director since October 1999, as Chairman of the board of directors from February 2001 through October 2005, and since July 2006. From September 1997 to May 1999, Dr. Byrne served as President and Chief Executive Officer of Fechheimer Brothers, Inc., a manufacturer and distributor of uniforms. From 1995 until its sale in September 1999, Dr. Byrne was Chairman, President and Chief Executive Officer of Centricut, LLC, a manufacturer and distributor of industrial torch parts. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne has a Bachelor of Arts Degree in Chinese studies from Dartmouth College, a Master's Degree from Cambridge University as a Marshall Scholar, and a Ph.D. in philosophy from Stanford University.

        Mr. Jonathan E. Johnson III joined Overstock.com in September 2002 and has served as our President and Corporate Secretary since July 2008 and is Acting Chief Executive Officer since February 12, 2013. He has also served as our General Counsel and as our Vice President, Strategic Projects and Legal, and Senior Vice President, Corporate Affairs and Legal. From May 1999 to September 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including General Counsel, Executive Vice President and Chief Financial Officer. From October 1997 to April 1999, Mr. Johnson practiced law with Milbank, Tweed, Hadley & McCloy and from September 1994 to September 1997, he practiced law with Graham & James. From February 1994 to August 1994, Mr. Johnson served as a judicial clerk at the Utah Supreme Court for Justice Leonard H. Russon, and prior to that, from August 1993 to January 1994, Mr. Johnson served as a judicial clerk at the Utah Court of Appeals for Judge Leonard H. Russon. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and received his law degree from the J. Reuben Clark, Jr. Law School at Brigham Young University.

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

        Mr. Timothy D. Dilworth joined Overstock.com in March 2012, and serves as Senior Vice President, Marketing. Prior to joining Overstock.com, Mr. Dilworth worked for Coldwater Creek, a specialty retailer of women's apparel, accessories, jewelry and gift items, since 2000 in various positions within the company's marketing group and last held the position of Coldwater Creek's Senior Vice President of Marketing. He holds Bachelor's Degree in Business and Information Technology from Montana Tech of the University of Montana and a Masters of Business Administration Degree from the University of Idaho.

        Mr. David J. Nielsen currently serves as our Senior Vice President, Merchandising & Supply Chain. Mr. Nielsen previously served as the Vice President, Merchandising from August 2009. Prior to joining Overstock.com in 2009, Mr. Nielsen was with Payless ShoeSource, Inc., a shoe retailer from 2005 through 2009. At Payless he held a variety of positions, most recently serving as the Vice President of Merchandise Distribution. Additionally, Mr. Nielsen worked at Old Town Imports, LLC, a retail company, where he served as President and CEO. Mr. Nielsen holds a Bachelor's Degree in Business Management with an emphasis in Marketing from Brigham Young University.

        Mr. Bhargav J. Shah currently serves as our Senior Vice President, Technology. Prior to joining Overstock.com, Mr. Shah served as a director in KPMG LLP's IT advisory group since 2009. Prior to that, Mr. Shah held various positions with Bearing Point (formerly KPMG Consulting) including consulting senior manager. Mr. Shah holds a Chemical Engineering Degree from K.E.S Engineering College in Mumbai, India and a Master's of Business Administration Degree in Finance from Bentley University.

        Ms. Stormy D. Simon currently serves as our Senior Vice President, Customer and Partner Care. Ms. Simon has also served as a member of our board of directors since May 2011. Ms. Simon previously served as our Senior Vice President, Marketing; Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock.com in 2001, Ms. Simon worked in the media and travel industries.

        Mr. Stephen P. Tryon joined Overstock.com in August 2004, and serves as Senior Vice President, Human Capital Management and International. Prior to joining Overstock.com, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr. Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

Available Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our the Investor Relations sections of our main website www.overstock.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Please consider the following risk factors carefully. If any of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could harm our business (or similar statements) mean that the event could have a material adverse effect on our business, prospects, financial condition and results of operations. These are not the only risks we face.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

        We have a history of losses and we may incur operating and net losses in the foreseeable future. At December 31, 2012, our accumulated deficit was $247 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $14.7 million in 2012, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

We are an e-commerce business and we depend on the continued use of the Internet and the adequacy of the Internet infrastructure.

        Our business depends upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the Internet for e-commerce include:

  •
  actual or perceived lack of security of information or privacy protection;

  •
  cyber attacks or other disruptions or damage to the Internet or to users' computers;

  •
  significant increases in the costs of transportation of goods; and

  •
  taxation and governmental regulation.

We depend on our relationships with independent fulfillment partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

        At December 31, 2012, we had relationships with approximately 2,100 independent fulfillment partners whose products we offer for sale on our Website. Products provided by our fulfillment partners accounted for 86% of our net revenues for the year ended December 31, 2012. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

We depend on our fulfillment partners to perform certain services regarding the products that we offer.

        In general, we agree to offer the fulfillment partners' products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to individual customers and delivering purchased merchandise on a timely basis. We may be unable to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties' products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and the Overstock.com brand could suffer.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

        Global sourcing of many of the products we sell is an important aspect of our business. We depend on our ability to access products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers' ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. Further, our customers count on us to provide them with safe products. Concerns regarding the safety of products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance. Further, we sell products manufactured for us by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

Manufacturers may refuse to sell to us or through our site.

        We rely upon our fulfillment partners and other suppliers for the product offerings sold on our website and other products and services we use to run our business. Our ability to retain or attract new fulfillment partners and other suppliers may depend in part on our financial performance. Poor financial performance could result in suppliers choosing to limit or suspend doing business with us or require us to prepay for our purchases. Further, some manufacturers are unwilling to offer products for sale on the Internet or on sites like ours. Our inability to source and offer popular products could be a significant problem for us.

Our business depends on our Website, network infrastructure and transaction-processing systems.

        As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could reduce our ability to conduct our business. We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

If the facility where substantially all of our computer and communications hardware is located fails, our business, prospects, financial condition and results of operations could be harmed.

        If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located less than six miles from the co-location facility. In the event of an earthquake or major local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Although we have designed our back-up system in an effort to minimize service interruptions in the event of a failure of our main facility, our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is designed to support sales at a level slightly above our average daily sales, but is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business.

We depend upon third-party delivery services to deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

        We rely upon third party delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping costs or delivery times, particularly during the holiday season, could harm our business. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can have an adverse effect on our customers' satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. Changing carriers, or absence of carrier availability, could have a material adverse effect on our business.

We depend upon our credit card processors and payment card associations.

        Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us. The credit card processors have the right to withhold funds otherwise payable to us to establish or increase a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers' credit cards at any time, and have done so from time to time in the past. We are also subject to payment card associations' operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments. In addition, events affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors, could have a material adverse effect on our business.

We rely upon paid and natural search engines like Google, Bing, and Yahoo to rank our product offerings and may at times be subject to ranking penalties if they believe we are not in compliance with their guidelines.

        We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including Google, Bing, and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user's search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar Internet sites. Among retail Internet sites, those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms used by these sites. If these rules and guidelines or the search engine algorithms change, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in February 2011 through April 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

        Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks wherein attackers attempt to block customers' access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

        A person who is able to circumvent our security measures might be able to misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

        Our servers and the servers of our suppliers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches. Any attack or breach incident involving us or persons with whom we have commercial relationships, that results in the unauthorized release of our users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability.

        Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated Internet retailers, government organizations and others. Any breach, whether it affects us directly or not, could cause our customers to lose confidence in the security of our site or the use of the Internet and e-commerce in general. If third parties are able to penetrate our network security or otherwise misappropriate our customers' personal information or credit card information, or if we give third parties improper access to our customers' personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers' personal or credit card information. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business.

Credit card fraud and our response to it could adversely affect our business.

        We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit. We have implemented technology to help us detect and reject the fraudulent use of credit card information. However, we may in the future suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder's signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

Cyber-attacks affecting our suppliers, delivery services or other service providers could adversely affect us.

        We depend on our fulfillment partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. We also depend on delivery services to deliver products, and on other service providers, including suppliers of services which support Website operations, including payment systems, customer service support, and communications. Cyber-attacks affecting our delivery services or any of our most significant suppliers or affecting a significant number of our suppliers of products or services could have a material adverse effect on our business. The adverse effects could include our inability to source product or fulfill orders, our customers' or suppliers' inability to contact us or access our Website or call centers or chat lines, or the compromise of our customers' confidential data.

Natural disasters and geo-political events could adversely affect our business.

        Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, and geo-political events, including civil unrest or terrorist attacks, that affect us or our delivery services, suppliers, credit card processors or other service providers could adversely affect our business.

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

  •
  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Rakuten.com, Inc. (formerly Buy.com, Inc.);

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

        We expect the online retail market to become even more competitive as traditional liquidators and online retailers continue to develop and improve services that compete with our services. In addition, more traditional manufacturers and retailers may continue to add or improve their e-commerce offerings. Traditional or online retailers may create proprietary, store-based distribution and returns channels. Competitive pressures, including the introduction of same-day delivery capabilities, from any of our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could harm our business.

        Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business. For example, to the extent that we enter new lines of businesses such as third-party logistics, or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics and Ross Stores, Inc. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com. We no longer offer online auctions services or real estate listing services.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

        We do not currently collect sales or other similar taxes for physical shipments of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called "Internet affiliate advertising" statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Several other states currently have similar tax proposals under consideration. In a case that is now on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department's determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation has issued additional estimated assessments of estimated tax, interest and penalties totaling $146,162 as of December 31, 2012. We have filed protests to challenge the Department's Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation's Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination. If Ohio is successful and its assessment withstands constitutional challenge in both administrative and judicial appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

        Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state's enforcement its tax-notice and reporting law. However, other states may enact legislation similar to these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting.

Economic pressure on states could harm our business.

        The current economic climate has resulted in a sharp decline in state revenues, and states have projected large state budget shortfalls in the years ahead. These shortfalls require state legislatures and agencies to examine the means to increase state revenues. States may increase sales and use tax rates, create new tax laws covering previously untaxed activities, or increase existing license fees or create new fees all of which may directly or indirectly harm our business. Similarly, administrative agencies may apply more rigorous enforcement efforts or take inflexible positions respecting the laws they administer, especially if the laws permit the imposition of monetary penalties and fines which either the state or the administrative agency may use to balance their budgets. To the extent that states pass additional revenue measures, or significantly increase their enforcement efforts, these activities could directly or indirectly harm our business.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose customers.

        The Internet and the online commerce industry are changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. If we fail to do so, we may lose customers. If competitors introduce new products or services using new technologies or if new industry standards and practices emerge, our Website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers' orders and payments could harm our business.

We have an evolving business model.

        Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or the Overstock.com brand.

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

        To the extent we generate international sales transactions in the future, any negative impact on our international operations could negatively impact our business. To date, most of our international sales have been denominated in U.S. dollars, and we have not had significant foreign currency risk on those sales. However, in the future, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as the U.S. Foreign Corrupt Practices Act, could negatively impact our business.

Our foreign brand domain name may cause confusion.

        In July 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word "Overstock" lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, there is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets.

We may incur substantial indebtedness.

        At December 31, 2012, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. Although we have reduced our indebtedness substantially over the last several years, in the future we may again incur substantial indebtedness. Any such indebtedness would increase our business risks, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

Existing or future government regulation could harm our business.

        We are subject to regulation at the federal, state and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation, along with increased governmental or private enforcement, may increase the cost of our business. Compliance with existing and new privacy and security laws may be difficult and costly and may further restrict our ability to collect demographic and personal information from users, which could harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures. The expansion of these and other laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to Internet commerce in ways that may present difficult or impossible compliance challenges. Many of those laws that do reference the Internet are still being interpreted by the courts and their applicability and reach are therefore uncertain. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety, and mandated website disclosures about programs to eliminate abusive labor practices in our supply chain. The laws not only apply to future manufacture of consumer product, but also apply to existing inventories and may cause us to incur losses for any non-compliant items in our inventory, or which we may have sold which may subject us to regulatory or civil actions. Some of the products we sell or manufacture may, under statutory or common law, from time to time expose us to claims related to personal injury, death, environmental or property damage and may from time to time require product recalls or other actions which may not be covered, in whole or in part, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

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

        A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment, also impact our customers' ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and our operating results.

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

        Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance.

We face risks relating to our inventory.

        In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion and because we sometimes make large purchases of particular types of inventory. Subject to our returns policies, we accept returns of products sold through our fulfillment partners and we have the risk of reselling the returned products. In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss. Further, we purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

        We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to do so could negatively impact our operating results and customer experience.

Our cash, cash equivalents, investments in precious metals and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained and movement in the precious metals markets.

        We maintain the majority of our cash, cash equivalents and short-term investments in accounts with a small number of major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions generally exceed the amounts of insurance provided, and some deposits may not be covered by insurance at all. We keep our precious metals in a secure third party facility. If any of these institutions were to become insolvent, we could lose some, or all, of such deposits, which would have a material adverse effect on our financial condition. Our investment in precious metals is also subject to price movements in the precious metals markets.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

        The rapidly evolving nature of our industry and the constantly evolving nature of our business, make forecasting operating results difficult. Since 2005, we have completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of these expenditures on our infrastructure, our ability to reduce spending is limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our infrastructure would likely harm our business.

The seasonality of our business places increased strain on our operations.

        A disproportionate amount of our sales normally occur during our fourth quarter. If we do not stock or are otherwise unable to source products sufficient to meet customer demand, our business would be adversely affected. If we liquidate products, as we have in the past, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Website within a short period of time due to increased holiday demand, we may experience system interruptions that make our Website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand.

Significant merchandise returns could harm our business.

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

        Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts reduce our margins. In addition, our competitors' pricing and marketing strategies are beyond our control and can significantly impact the results of our pricing strategies. If we fail to meet our customers' price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business would suffer.

If the products that we offer on our Website do not reflect our customers' tastes and preferences, our sales and profit margins would decrease.

        Our success depends in part on our ability to offer products that reflect consumers' tastes and preferences. Consumers' tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers' and retailers' excess inventory, we have limited control over some of the products that we are able to offer for sale. If our merchandise fails to satisfy customers' tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers' preferences could allow our competitors to gain market share. This could have an adverse effect on our business.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

        Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. On February 12, 2013 we announced that our Chief Executive Officer and Chairman of the Board, Dr. Patrick M. Byrne, will be taking a personal leave of absence for medical reasons. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain "key person" life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

In order to obtain future revenue growth and sustain profitability, we will have to attract and retain customers on cost-effective terms.

        Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely to do so again in the future if necessary. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Current or future relationships or agreements may fail to produce the sales that we anticipate. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

        Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors may now have or may in the future develop technologies that are as good as or better than our technology without violating our proprietary rights. Our failure to protect our software and other proprietary intellectual property rights or to utilize technologies that are as good as our competitors' could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Website to protect their intellectual property rights, including their domain names, could impair our operations. These failures could harm our business.

We may not be able to obtain trademark protection for our marks, which could impede our efforts to build brand identity.

        We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks and trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could harm our business.

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

Our business and reputation may be harmed by the offering or sale of pirated, counterfeit or illegal items by third parties, and by intellectual property litigation.

        We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our Website infringe third-party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties' past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business. Negative publicity generated as a result of the foregoing could damage our reputation, harm our business and diminish the value of our brand name.

Use of social media may adversely impact our reputation.

        There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individual access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is virtually limitless. Information concerning or affecting us may be posted on such platforms and devices at any time. Information posted may be inaccurate and adverse to us, and it may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or compromise of other valuable company assets, any of which could harm our business.

Our car listing service may be subject to a variety of regulatory requirements and risks.

        Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of "truth in advertising laws." We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot assure that sellers will comply with all laws and regulations applicable to them and their transactions. The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our listing service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our service that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing service. Further, like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. To the extent that current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business. In addition, any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

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

Public statements we or our chairman of the board of directors, Patrick M. Byrne, have made or may make in the future may antagonize regulatory officials or others.

        We and our chairman of the board of directors, Patrick M. Byrne, have from time to time made public statements regarding our or his beliefs about matters of public interest, including statements regarding naked short selling. Some of those public statements have been critical of the Securities and Exchange Commission and other regulatory agencies. These public statements may have consequences for us, whether as a result of increased regulatory scrutiny or otherwise.

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

        Our future revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

  •
  increases in the cost of advertising and changes in our sales and marketing expenditures;

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

        We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. In January, the trial court granted the remaining defendants' motion for summary judgment. We have appealed the ruling.

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

Warehouse and customer service space

        We lease approximately 687,000 square feet for our warehouse and customer service operations in Salt Lake City, Utah for a term expiring in February 2016.

        We lease approximately 15,000 square feet for customer service operations in Tooele, Utah for a term expiring in May 2015.

        We lease approximately 27,000 square feet for product liquidation in Sandy, Utah on a month-by-month basis.

        We lease approximately 51,500 square feet of warehouse space in Hebron, Kentucky beginning in March 2013, for a term expiring in March 2016.

Co-location data center

        We lease approximately 4,000 square feet at Old Mill Corporate Center I in Salt Lake City, Utah for a data center for a term expiring in May 2017.

        We lease approximately 3,000 square feet in Salt Lake City, Utah for a data center for a term expiring in April 2016.

        We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to potential seasonal requirements for additional warehouse and customer service space during the fourth quarter.

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

	Common Stock Price
	High	Low
Year Ended December 31, 2011
First Quarter	17.18	13.68
Second Quarter	15.93	13.34
Third Quarter	15.93	8.91
Fourth Quarter	10.81	7.57
Year Ended December 31, 2012
First Quarter	7.71	5.17
Second Quarter	6.95	5.01
Third Quarter	10.55	6.21
Fourth Quarter	15.90	10.11

Stock Performance Graph

        The stock performance graph is included in Part III, Item 12.

Holders

        As of February 7, 2013, there were 180 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

Dividends

        We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent sales of unregistered securities

        We maintain a Non-Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation, subject to the restrictions contained in the plan. To the extent that interests in the plan constitute securities, we believe that the issuance of the interests was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D thereunder as a transaction not involving a public offering. The interests were not sold for cash or other consideration, and there were no proceeds to us.

Issuer purchases of equity securities

        The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the fourth quarter of 2012, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 to October 31, 2012	—		$—	—	$—
November 1, 2012 to November 30, 2012	479		15.20	—	—
December 1, 2012 to December 31, 2012	—		—	—	—

Total	479	(1)		—	$—

(1)
Represents 479 shares withheld for minimum tax withholding purposes upon the vesting of a portion of restricted stock units.

Stock based compensation

Stock options

        Our board of directors adopted the 2005 Equity Incentive Plan, in April 2005, and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under the Plan generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. At December 31, 2012, 2.8 million shares of stock remained available for future grants under the Plan.

        The following is a summary of stock option activity (amounts in thousands, except per share data):

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	405	$17.58	496	$18.09	721	$20.29
Granted at fair value	—	—	—	—	—	—
Exercised	—	—	—	—	(90)	17.05
Expired/Forfeited	(41)	20.06	(91)	20.55	(135)	30.41

Outstanding—end of year	364	$17.34	405	$17.58	496	$18.09

Options exercisable at year-end	364	$17.34	404	$17.59	472	$18.08

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation related to stock options of $3,000, $200,000 and $1.6 million, respectively.

Restricted stock units activity

        During the years ended December 31, 2012, 2011 and 2010, we granted 795,000, 268,000 and 302,000 restricted stock units, respectively, under the Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized on a straight line basis over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $6.75, $15.47 and $13.17, respectively.

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	522	$13.40	685	$12.08	640	$11.35
Granted at fair value	795	6.75	268	15.47	302	13.17
Vested	(240)	12.11	(318)	12.20	(185)	11.52
Forfeited	(74)	8.25	(113)	13.88	(72)	11.50

Outstanding—end of year	1,003	$8.81	522	$13.40	685	$12.08

        Restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation related to restricted stock units of $3.5 million, $2.8 million and $3.5 million, respectively.

        On January 14, 2013, we granted 240,000 additional restricted stock units. These restricted stock units vest over three years at 40% at the end of the first year, and 30% at the end of the second and third years.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$155,516	$163,609	$209,646	$150,901	$173,687
Fulfillment partner	943,773	890,668	880,227	725,868	656,163

Total net revenue	1,099,289	1,054,277	1,089,873	876,769	829,850

Cost of goods sold
Direct	140,536	149,660	187,124	130,890	153,967
Fulfillment partner	760,323	725,529	713,109	581,127	531,647

Total cost of goods sold	900,859	875,189	900,233	712,017	685,614

Gross profit	198,430	179,088	189,640	164,752	144,236

Operating expenses:
Sales and marketing	63,467	61,813	61,334	55,549	57,668
Technology	65,467	67,043	58,260	52,336	56,677
General and administrative	57,259	67,766	55,650	48,906	39,348
Restructuring(1)	76	—	(569)	(66)	(299)

Total operating expenses	186,269	196,622	174,675	156,725	153,394

Operating income (loss)	12,161	(17,534)	14,965	8,027	(9,158)
Interest income	116	161	157	170	3,163
Interest expense	(809)	(2,485)	(2,962)	(3,470)	(3,565)
Other income (expense), net	3,686	278	2,088	3,277	(1,446)

Income (loss) before income taxes	15,154	(19,580)	14,248	8,004	(11,006)
Provision (benefit) for income taxes	485	(142)	359	257	—

Net income (loss)	$14,669	$(19,438)	$13,889	$7,747	$(11,006)

Deemed dividend related to redeemable common stock	—	(12)	(112)	(48)	(77)

Net income (loss) attributable to common shares	$14,669	$(19,450)	$13,777	$7,699	$(11,083)

Net income (loss) per common share—basic:
Net income (loss) attributable to common share—basic	$0.63	$(0.84)	$0.60	$0.34	$(0.48)
Weighted average common shares outstanding—basic	23,387	23,259	23,019	22,821	22,901
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.62	$(0.84)	$0.59	$0.33	$(0.48)
Weighted average common shares outstanding—diluted	23,672	23,259	23,366	23,067	22,901

(1)
During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$93,547	$96,985	$124,021	$139,757	$96,457
Restricted cash	1,905	2,036	2,542	4,414	4,262
Marketable securities	—	—	—	—	8,989
Working capital	7,497	(14,129)	14,746	51,236	41,780
Total assets	181,985	179,559	217,959	216,500	181,136
Total indebtedness	1,848	18,619	52,845	61,687	67,821
Redeemable common stock	—	—	570	744	1,263
Stockholders' equity (deficit)	30,962	13,237	30,658	10,800	(2,246)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis contains forward-looking statement relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Form 10-K, including those set forth in the Special Note Regarding Forward-Looking Statements or in Item 1A under the heading "Risk Factors" or elsewhere in this Form 10-K.

Introduction

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home décor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

        Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (less than 1% of our total net revenue) sold internationally.

        As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

        We deal primarily in discount, replenishable, and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 344,000 non-BMMG products and approximately 641,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2012 and 2011 no single customer accounted for more than 1% of our total net revenue.

Direct business

        Our direct business includes sales made to individual consumers and businesses, which are fulfilled from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2012, we fulfilled approximately 14% of our order volume through our warehouses. Our warehouse generally ships between 4,000 and 7,000 orders per day and up to approximately 10,000 orders per day during peak periods, using overlapping daily shifts.

Fulfillment partner business

        For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,100 third parties who supply approximately 338,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third-party fulfillment partners perform essentially the same fulfillment operations as our warehouse, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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

Consignment

        In September 2009, we began offering a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our warehouse. We pay the consignment supplier upon sale of the consigned merchandise to our customer. Revenue from our consignment service business in 2012, 2011 and 2010 were less than 1% of total net revenues and are included in the fulfillment partner segment.

International business

        At December 31, 2012, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our 2012, 2011 and 2010 revenues were from international customers.

Ecommerce marketplace channels

        During 2012, we also began offering some of our products for sale in on-line marketplaces of other Internet retailers' websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 1% of our 2012 total net revenues.

Other businesses

        We operate an online car listing service as part of our Website. The car listing service allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. We also earn advertisement revenue derived from our cars business. Revenue from the cars businesses is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues.

Critical Accounting Policies and Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

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

  •
  loss contingencies.

Revenue recognition

        We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages, and previously from listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue.

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

        The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net loss for the year ended December 31, 2012 (in thousands):

	Year ended December 31, 2012
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(5,724)	$(818)
1	$(2,779)	$(391)
As reported	As reported	As reported
-1	$4,597	$659
-2	$8,856	$1,266

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

Direct revenue

        Direct revenue is derived from merchandise sales to individual consumers and businesses that are fulfilled from our warehouses. Direct revenue comes from sales that occur primarily through our Website, but may also occur through offline and other channels.

Fulfillment partner revenue

        Fulfillment partner revenue is derived from merchandise sales that occur primarily through our Website which fulfillment partners ship directly to consumers and businesses from warehouses maintained by our fulfillment partners.

Consignment

        We offer a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our warehouse. We pay the consignment supplier upon shipment of the consigned merchandise to the consumer. Revenue from consignment service business in 2012, 2011 and 2010 were less than 1% of total net revenues and are included in fulfillment partner segment on a gross basis.

International business

        At December 31, 2012, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S.-based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our 2012, 2011 and 2010 revenues were from international customers.

Ecommerce marketplace channels

        During 2012, we also began offering some of our products for sale in on-line marketplaces of other Internet retailers' websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, on a gross basis, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 1% of our 2012 total net revenues.

Other businesses

        We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues.

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see "Co-branded credit card revenue" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer's Club O membership expires. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

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

Co-branded credit card revenue

        We have a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (See "Club O loyalty program" above for more information). New account fees are recognized as revenue on a straight-line basis over the estimated life of the credit card relationship. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

Deferred revenue

        Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars earned from purchases as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize other income upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize other income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

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

        Revenue is recorded net of estimated returns. We record an allowance for returns based on current period revenues and historical returns experience. We analyze actual historical returns, current economic trends and changes in order volume and acceptance of our products when evaluating the adequacy of the sales returns allowance in any accounting period. Our actual product returns have not differed materially from our estimates at December 31, 2011 and 2010. The allowance for returns was $10.6 million and $10.9 million at December 31, 2012 and 2011, respectively.

Credit card chargeback allowance

        Revenue is recorded net of estimated credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $182,000 and $187,000 at December 31, 2012 and 2011, respectively.

Allowance for doubtful accounts

        From time to time, we grant credit to certain of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $797,000 and $574,000 at December 31, 2012 and 2011, respectively.

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

Accounting for income taxes

        Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. We are subject to taxation from federal and state jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

        We are not under audit by United States income taxing authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the taxing authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the taxing jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event.

        Since inception, we determined that it was more likely than not that our historic and current year income tax benefits may not be realized and a full valuation allowance should be recorded against our deferred tax assets in excess of our deferred tax liabilities. As of December 31, 2012 and 2011, we have recorded a full valuation allowance of $79.7 million and $83.6 million, respectively, against our net deferred tax assets consisting primarily of net operating loss carry forwards. In evaluating our ability to recover our deferred tax assets, we considered the four sources of taxable income. Because we have no carryback ability and have not identified any viable tax planning strategies, two of the sources are not available. Reversing taxable temporary differences have been properly considered as the deferred tax liabilities reverse in the same period as existing deferred tax assets. However, reversing the deferred tax liabilities is insufficient to fully recover existing deferred tax assets. Our valuation allowance is net of deferred tax liabilities and there are no deferred tax assets or liabilities that have an indefinite reversal period. Therefore, future taxable income, the most subjective of the four sources, is the remaining source available for realization of our net deferred tax assets.

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

        The large operating loss in the prior year and significant economic uncertainties in the market have made the projection of future taxable income uncertain. Accordingly, we have a valuation allowance recorded against our deferred tax assets as it is not "more likely than not" that the assets will be realized. To the extent that we remain profitable during the forseeable future, the full or partial release of the valuation allowance could occur in the near term.

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2012, 2011 and 2010.

Valuation of goodwill

        Goodwill is not amortized, but must be tested for impairment at least annually. We test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2012 and 2011. There were no impairments to goodwill recorded during the years ended December 31, 2012, 2011 and 2010.

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

Accounting pronouncements issued not yet adopted

        See Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies" subheading "Accounting Pronouncements Issued Not Yet Adopted."

Comparison of Years Ended December 31, 2012 and 2011

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the "Special Note Regarding Forward-Looking Statements" at the beginning of this Form 10-K.

        We had positive net income in each of the four fiscal quarters of this year. 2012 net income was $14.7 million versus a net loss of $19.4 million in 2011, a $34.1 million, or $1.46 per diluted share, improvement. The year-over-year improvement in net income resulted primarily from revenue growth of 4%, a 110 basis point improvement in gross margin and $10.5 million of lower general and administrative expenses.

        Revenues in 2012 increased 4% compared to 2011, largely due to increasing growth rates in the second half of the year; we posted 9% revenue growth in Q4 2012 compared to Q4 2011. The primary reason for the improvement this year was an increase of 10% in the average order size, from $123 to $135, which is largely due to a sales mix shift into the home and garden category. This increase more than offset the impact of a 3% decrease in customer orders due to lower conversion rates.

        Gross profit in 2012 increased 11% compared to 2011 primarily as a result of 4% revenue growth and a 110 basis point expansion in gross margin. Approximately $8.1 million of the $19.3 million increase in gross profit was due to higher revenue growth, while the other $11.2 million was due to the improvement in gross margin percentage. The increase in gross margin was primarily due to the sales mix shift referenced above. While we spent $1.7 million more in sales and marketing in 2012, as a percentage of revenue, sales and marketing expenses declined to 5.8% from 5.9% last year. The result of higher gross profit and a decrease in marketing spend was 15% growth in Contribution (see "Non-GAAP Financial Measures" below for a reconciliation of Contribution to Gross Profit) in 2012, and a 120 basis point improvement in Contribution margin which increased to 12.3% for 2012.

        Technology expense in 2012 decreased $1.6 million compared to 2011, primarily due to decreases in compensation and recruiting-related costs from lower headcount earlier in the year. However, technology expenses increased during Q4 2012 following investments we made in technology-related initiatives and personnel. We anticipate this trend will continue through 2013. General and administrative expenses in 2012 decreased $10.5 million compared to 2011, primarily due to lower legal fees.

        Our fulfillment partner business continues to make up a large percentage of our total revenues, expanding to nearly 86% of total net revenue in 2012. Our decision to shift sales from the Apparel & Shoes category away from the direct business and into the fulfillment partner business contributed to this shift in 2012. We are converting revenues into cash on average five days before we pay our suppliers. This has reduced the capital requirements needed to operate our business, and has helped us to generate positive operating cash flows on a trailing twelve month basis for the past several years.

        We ended the year with $93.5 million of cash and cash equivalents compared to $97.0 million at December 31, 2011, and working capital improved to $7.5 million from $(14.1) million for the same periods, respectively. In November 2012, we fully paid the $17.0 million in advances under the U.S. Bank Financing Agreement and the facility expired at the end of 2012. In December 2012, we entered into a $3.0 million credit agreement with U.S. Bank to provide a line of credit to support letters of credit.

        The balance of our Management's Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total net revenue for 2012, 2011 and 2010:

	Year ended December 31
	2012	2011	2010
	(as a percentage of total revenue)
Revenue, net
Direct	14.1%	15.5%	19.2%
Fulfillment partner	85.9	84.5	80.8

Total net revenue	100.0	100.0	100.0

Cost of goods sold
Direct	12.8	14.2	17.2
Fulfillment partner	69.2	68.8	65.4

Total cost of goods sold	81.9	83.0	82.6

Gross profit	18.1	17.0	17.4
Operating expenses:
Sales and marketing	5.8	5.9	5.6
Technology	6.0	6.4	5.3
General and administrative	5.2	6.4	5.1
Restructuring	—	—	(0.1)

Total operating expenses	17.0	18.7	16.0

Operating income (loss)	1.1	(1.7)	1.4
Interest income	—	—	—
Interest expense	(0.1)	(0.2)	(0.3)
Other income, net	0.3	—	0.2

Income (loss) before income taxes	1.3	(1.9)	1.3

Provision (benefit) for income taxes	—	—	—

Net income (loss)	1.3%	(1.9)%	1.3%

Revenue

        The following table reflects our net revenue for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
Revenue, net
Direct	$155,516	$163,609	$(8,093)	(4.9)%
Fulfillment partner	943,773	890,668	53,105	6.0%

Total revenue, net	$1,099,289	$1,054,277	$45,012	4.3%

        The primary reason for the increase in total revenue for the year ended December 31, 2012 was an increase of 10% in average order size, from $123 to $135, primarily due to a sales mix shift into more home and garden products, partially offset by a decrease of 3% in customer orders due to lower conversion rates compared to last year.

        The primary reason for the decrease in direct revenue for the year ended December 31, 2012 was a shift in sales mix, particularly in Apparel and Shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs; partially offset by an increase in sales of home and garden products.

        The primary reason for the increase in fulfillment partner revenue for the year ended December 31, 2012 was an increase in sales of home and garden products; partially offset by decreases in sales of electronics, jewelry and watches and books and media.

        Total revenues from other businesses were $657,000 and $1.7 million for the years ended December 31, 2012 and 2011, respectively. Total revenues from international sales were $10.2 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively.

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

        The following table reflects our net revenues, cost of goods sold and gross profit for the year ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
Revenue, net
Direct	$155,516	$163,609	$(8,093)	(4.9)%
Fulfillment partner	943,773	890,668	53,105	6.0%

Total net revenues	$1,099,289	$1,054,277	$45,012	4.3%

Cost of goods sold
Direct	$140,536	$149,660	$(9,124)	(6.1)%
Fulfillment partner	760,323	725,529	34,794	4.8%

Total cost of goods sold	$900,859	$875,189	$25,670	2.9%

Gross Profit
Direct	$14,980	$13,949	$1,031	7.4%
Fulfillment partner	183,450	165,139	18,311	11.1%

Total gross profit	$198,430	$179,088	$19,342	10.8%

        Gross margins for the past eight quarterly periods and years ending December 31, 2012 and 2011 were:

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012
Direct	8.0%	8.3%	10.3%	11.5%	9.6%
Fulfillment Partner	20.0%	19.6%	19.4%	18.9%	19.4%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%

	Q1 2011	Q2 2011	Q3 2011	Q4 2011	FY 2011
Direct	10.7%	9.6%	6.6%	7.0%	8.5%
Fulfillment Partner	20.7%	18.1%	17.6%	17.8%	18.5%
Combined	18.9%	16.9%	16.0%	16.2%	17.0%

        The 110 and 90 basis point increases in direct and fulfillment gross margins, respectively, for the year ended December 31, 2012 when compared to the same period in 2011 are primarily due to shifts in the sales mix into higher margin home and garden products and lower credit card fees, partially offset by higher returns-related and freight costs.

        The shift of business between direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for "appropriate" mix or percentages for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and with the exception of a transition of our direct Apparel and Shoes category to a fulfillment partner model to reduce our seasonal inventory risks, we do not currently foresee any material shifts in mix between the direct and fulfillment partner.

        The other factors described above, such as coupons, promotions and operational costs did not have a significant impact on the change in gross margin.

        Cost of goods sold includes stock-based compensation expense of $272,000 and $193,000 for the years ended December 31, 2012 and 2011, respectively.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2012		2011
Total net revenue	$1,099,289	100%	$1,054,277	100%

Cost of goods sold
Product costs and other cost of goods sold	848,842	77%	821,739	78%
Fulfillment and related costs	52,017	5%	53,450	5%

Total cost of goods sold	900,859	82%	875,189	83%

Gross profit	$198,430	18%	$179,088	17%

        Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. There were no significant changes in our fulfillment and related costs as a percentage of net revenue during the year ended December 31, 2012.

        See "Gross profit" above for additional discussion.

Operating expenses

Sales and marketing expenses

        We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

        The following table reflects our sales and marketing expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
Sales and marketing expenses	$63,467	$61,813	$1,654	2.7%
Sales and marketing expenses as a percent of net revenues	5.8%	5.9%

        Sales and marketing expenses as a percentage of revenue decreased slightly for the year ended December 31, 2012, when compared to the same period in 2011.

        Sales and marketing expenses include stock-based compensation expense of $318,000 and $377,000 for the years ended December 31, 2012 and 2011, respectively.

        Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our new policy of free shipping on orders over $50 introduced in early January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

        We seek to invest efficiently in technology, including web services, customer support solutions and website search, and in expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure.

        The following table reflects our technology expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
Technology expenses	$65,467	$67,043	$(1,576)	(2.4)%
Technology expenses as a percent of net revenues	6.0%	6.4%

        The decrease for the year ended December 31, 2012 is primarily due to decreases in compensation and recruiting-related costs primarily from lower headcount earlier in the year; partially offset by an increase in third party technology services. Technology expenses in Q4 2012 increased by $2.2 million compared to Q4 2011 largely due to investments made in new personnel and third party technology services.

        Technology expenses include stock-based compensation expense of $799,000 and $628,000 for the years ended December 31, 2012 and 2011, respectively.

General and administrative expenses

        The following table reflects our general and administrative expenses for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
General and administrative expenses	$57,259	$67,766	$(10,507)	(15.5)%
General and administrative expenses as a percent of net revenues	5.2%	6.4%

        The decrease in general and administrative expenses for the year ended December 31, 2012 is primarily due to a decrease in legal fees.

        General and administrative expenses include stock-based compensation expense of approximately $2.1 million and $1.9 million for the years ended December 31, 2012 and 2011, respectively.

Restructuring

        We incurred $76,000 of restructuring charges during the year ended December 31, 2012 due to ceasing the use of some of our office facilities, changes in our estimate of sublease income as a result of our entering into a new sublease agreement and termination of an existing sublease. There were no restructuring charges or reversals during the year ended December 31, 2011.

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2012	2011
Cost of goods sold—direct	$470	$714
Technology	14,177	14,433
General and administrative	1,362	1,203

Total depreciation and amortization, including internal-use software and website development	$16,009	$16,350

Non-operating income (expense)

Interest income

        Interest income is primarily derived from the investment of our cash in cash and cash equivalents. Interest income for the years ended December 31, 2012 and 2011 totaled $116,000 and $161,000, respectively.

Interest expense

        Interest expense is primarily related to interest incurred on our Senior Notes, finance obligations, line of credit and our capital leases. Interest expense for the years ended December 31, 2012 and 2011 totaled $809,000 and $2.5 million, respectively. The decrease in interest expense is primarily a result of extinguishments of our Senior Notes and finance obligations in 2011, partially offset by an increase in interest expense on our line of credit.

Other income, net

        Other income, net for the years ended December 31, 2012 and 2011 totaled $3.7 million and $278,000, respectively. The increase was primarily due to an increase in Club O rewards breakage. Additionally, 2011 included a $1.2 million loss on early retirement of our finance obligations resulting from a prepayment premium. There were no losses on early retirement of debt in 2012.

Income taxes

        Our provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 of $485,000 and ($142,000) is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of December 31, 2012 and December 31, 2011 we had federal net operating loss carry forwards of approximately $174.1 million and $192.5 million, respectively, and state net operating loss carry forwards of approximately $151.6 million and $176.1 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. Ownership changes under Internal Revenue Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our net operating loss carry forwards will begin to expire in 2018.

Seasonality

        Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects our total net revenues for each of the quarters in 2012, 2011 and 2010 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	$262,367	$239,536	$255,352	$342,034
2011	$265,470	$234,992	$239,738	$314,077
2010	$264,330	$231,253	$245,420	$348,870

Comparison of Years Ended December 31, 2011 and 2010

Executive Commentary

        This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the "Special Note Regarding Forward-Looking Statements" at the beginning of this Form 10-K.

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

Results of Operations

        The following table sets forth our results of operations expressed as a percentage of total revenue for 2011 and 2010:

	Year ended December 31
	2011	2010
Revenue, net
Direct	15.5%	19.2%
Fulfillment partner	84.5	80.8

Total net revenue	100.0	100.0

Cost of goods sold
Direct	14.2	17.2
Fulfillment partner	68.8	65.4

Total cost of goods sold	83.0	82.6

Gross profit	17.0	17.4
Operating expenses:
Sales and marketing	5.9	5.6
Technology	6.4	5.3
General and administrative	6.4	5.1
Restructuring	—	(0.1)

Total operating expenses	18.7	16.0

Operating income (loss)	(1.7)	1.4
Interest income	—	—
Interest expense	(0.2)	(0.3)
Other income (expense), net	—	0.2

Net income (loss) before income taxes	(1.9)	1.3

Provision for income taxes	—	—

Net income (loss)	(1.9)%	1.3%

Revenue

        The following table reflects our net revenue for the years ended December 31, 2011 and 2010 (in thousands):

	Year ended December 31,
	2011	2010	$ Change	% Change
Revenue, net
Direct	$163,609	$209,646	$(46,037)	(22.0)%
Fulfillment partner	890,668	880,227	10,441	1.2%

Total revenue, net	$1,054,277	$1,089,873	$(35,596)	(3.3)%

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

        The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2011 and 2010 (in thousands):

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

        During reviews of our partner billing system for returns, we discovered that we had under billed our fulfillment partners for certain fees and charges related to returns of approximately $157,000 and

$822,000 for the years ended December 31, 2011 and 2010, respectively. Since our business model is reliant on our relationships with our fulfillment partners and the problem related to an internal record keeping issue on our part, we made the determination to not seek recovery of these amounts from our fulfillment partners and consequently have not recognized any related recoveries in our consolidated financial statements.

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

        The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2011		2010
Total net revenue	$1,054,277	100%	$1,089,873	100%

Cost of goods sold
Product costs and other cost of goods sold	821,739	78%	842,064	78%
Fulfillment and related costs	53,450	5%	58,169	5%

Total cost of goods sold	875,189	83%	900,233	83%

Gross profit	$179,088	17%	$189,640	17%

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

        Technology expenses include stock-based compensation expense of $628,000 and $1.1 million for the years ended December 31, 2011 and 2010, respectively.

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

Restructuring

        There were no restructuring charges or reversals during the year ended December 31, 2011. We reversed $569,000 of lease termination costs liability during the year ended December 31, 2010 due to changes in our estimate of sublease income, primarily as a result of our entering into agreements with a sub lessee to terminate the subleases and have us re-occupy a portion of the space previously abandoned (see Item 15 of Part IV, "Financial Statements"—Note 3—"Restructuring Expense").

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

Depreciation expense

        Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2011	2010
Cost of goods sold—direct	$714	$1,179
Technology	14,433	12,489
General and administrative	1,203	912

Total depreciation and amortization, including internal-use software and website development	$16,350	$14,580

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

Liquidity

        While we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months; we may require additional financing. Although we may attempt to obtain additional financing, there can be no assurance we will be able to do so. There can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

        Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2012, our only available credit facility was a $3.0 million facility solely to support letters of credit. At December 31, 2012, our cash and cash equivalents balance was $93.5 million.

        Cash flow information is as follows:

	Year ended December 31
	2012	2011
Cash provided by (used in):
Operating activities	$28,145	$25,663
Investing activities	(13,764)	(8,905)
Financing activities	(17,819)	(43,794)

Free Cash Flow

        "Free cash flow" (a non-GAAP measure) for the years ended December 31, 2012, and 2011, was $15.7 million and $16.9 million, respectively. See "Non-GAAP financial measures" below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Cash provided by operating activities

        For the years ended December 31, 2012 and 2011, our operating activities resulted in net cash inflows of $28.1 million and $25.7 million, respectively.

        Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our fulfillment partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are typically paid.

        The $28.1 million of net cash provided by operating activities during the year ended December 31, 2012 was primarily due to net income of $14.7 million, non-cash depreciation, amortization and stock compensation expense of $19.5 million, and an increase in deferred revenue of $10.4 million primarily due to strong sales growth at the end of year and an increase in the amount of orders sold but not yet delivered to our customers due to shipping holidays near year-end, partially offset by a decrease in accounts payable of $7.9 million, an increase in accounts receivable of $5.8 million and an increase in inventory of $3.5 million primarily for home and garden products.

        The $25.7 million of net cash provided by operating activities during the year ended December 31, 2011 was primarily due to a decrease in inventory of $9.1 million from an effort to maintain lower inventory levels and a shift in sales mix, particularly in clothing and shoes, from a direct inventory-based model to a fulfillment partner-based model to reduce seasonal inventory risks, an increase in accrued liabilities of $7.0 million primarily related to marketing and legal expenses, an increase in deferred revenue of $4.0 million primarily due to continued growth of our Club O loyalty program and an increase in accounts payable of $2.9 million.

Cash (used in) provided by investing activities

        Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs. For the years ended December 31, 2012 and 2011, investing activities resulted in net cash outflows of $13.8 million and $8.9 million, respectively.

        The $13.8 million used in investing activities during the year ended December 31, 2012 resulted primarily from expenditures for fixed assets of $12.5 million, which largely consisted of software and hardware purchases, and a $1.4 million investment in precious metals in an effort to diversify our investments.

        The $8.9 million used in investing activities during the year ended December 31, 2011 resulted primarily from expenditures for fixed assets of $8.7 million, which largely consisted of software and hardware purchases.

Cash used in financing activities

        For the years ended December 31, 2012 and 2011, financing activities resulted in net cash outflows of $17.8 million and $43.8 million, respectively.

        Financing activities for the year ended December 31, 2012 resulted in net cash outflows of $17.8 million primarily from $17.0 million used for repayment of our line of credit.

        Financing activities for the year ended December 31, 2011 resulted in net cash outflows of $43.8 million primarily from $34.6 million used for retirement of long-term debt, $24.9 million used for retirement of finance obligations, partially offset by $17.0 million in proceeds from a draw on our line of credit (which was used for the retirement of long-term debt).

Stock Repurchase Program

        At present we do not have an authorized stock repurchase program, and we did not repurchase any shares of our common stock in the market or any of our debt during 2012. Our board of directors may authorize a stock repurchase program in the future. During the years ended December 31, 2012 and 2011, we withheld from vesting restricted stock awards a total of 68,000 and 100,000 shares of our common stock for $471,000 and $1.6 million, respectively. The shares withheld represented the minimum tax withholdings upon the vesting of those restricted stock award grants to satisfy the minimum tax withholdings owed by the grantee of the restricted stock award grant. None of these shares were repurchased in the open market.

Contractual obligations and commitments

        The following table summarizes our contractual obligations as of December 31, 2012 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	9,452	9,899	8,320	1,630	183	—	29,484
Naming rights	1,273	1,311	1,351	1,391	—	—	5,326
Purchase obligations	15,114	—	—	—	—	—	15,114
Other	1,974	2,424					4,398

Total contractual cash obligations	$27,813	$13,634	$9,671	$3,021	$183	$—	$54,322

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2013	2014	2015	2016	2017	Thereafter	Total
Letters of credit	$1,780	$—	$—	$—	$—	$—	$1,780

Operating leases

        From time to time we enter into operating leases for facilities and equipment for use in our operations.

Naming rights

        During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Purchase Obligations

        The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at December 31, 2012. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Other

        From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

        Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $329,000 for which we cannot make a reasonably reliable estimate of the period of payment. For further information regarding the application of ASC 740-10-5, see the information set forth under Item 15 of Part IV, "Financial Statements—Note 20—Income Taxes," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Borrowings

U.S. Bank Financing Agreement

        In November 2012, we repaid all amounts outstanding under our Financing Agreement with U.S. Bank National Association ("U.S. Bank"). The Financing Agreement expired in accordance with its terms on December 31, 2012; and we entered into a $3 million cash-collateralized line of credit agreement (the "Credit Agreement") with U.S. Bank for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. There were no amounts outstanding on the Credit Agreement at December 31, 2012.

        Amounts outstanding under the Financing Agreement at December 31, 2012 and December 31, 2011 were zero and $17.0 million, respectively, and letters of credit totaling $1.8 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Purchasing Card Agreement

        We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

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

        Contribution (a non-GAAP financial measure) (which we reconcile to "Gross profit" in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed together with our GAAP results, we believe Contribution and Contribution margin provides management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income (loss) and net income (loss).

        For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Year ended December 31,
	2012	2011	2010
Total revenue	$1,099,289	$1,054,277	$1,089,873
Cost of goods sold	900,859	875,189	900,233

Gross profit	198,430	179,088	189,640
Less: Sales and marketing expense	63,467	61,813	61,334

Contribution	$134,963	$117,275	$128,306

Contribution margin	12.3%	11.1%	11.8%

Free Cash Flow

        Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to "Net cash provided by (used in) operating activities", is cash flows from operations reduced by "Expenditures for fixed assets, including internal-use software and website development." We believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after we have paid all of our operating expenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Year ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$28,145	$25,663	$16,322
Expenditures for fixed assets, including internal-use software and website development	(12,489)	(8,741)	(20,511)

Free cash flow	$15,656	$16,922	$(4,189)

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio, except, prior to January 1, 2013, for an interest rate cap agreement on our line of credit (which expired on December 31, 2012), and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

        At December 31, 2012, we had $93.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $935,000 on our earnings or loss or cash flows of these instruments.

        At December 31, 2012, letters of credit totaling $1.8 million were outstanding under our credit facility. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $18,000 on our earnings or loss or cash flows of these instruments, if the letters of credit were fully drawn.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        We carried out an evaluation required by the Exchange Act under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
February 21, 2013

(d)   Changes in Internal Control Over Financial Reporting

        During the fiscal quarter ended December 31, 2012, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our board of directors and any material changes to the process by which security holders may recommend nominees to the board of directors will be included in our definitive proxy statement for our 2013 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

        We have adopted a Code of Business Conduct and Ethics ("Code"), which is applicable to all employees of the Company, including the principal executive officer, principal financial officer, and principal accounting officer. The Code includes provisions that are specifically applicable to our senior financial officers. We intend to disclose any amendments to these provisions and any waivers from any of these provisions granted to our principal executive officer, principal financial officer or principal accounting officer in the Investor Relations section of our Website, www.overstock.com. We will provide a copy of the relevant portion to any person without any charge upon request in writing addressed to Overstock.com. Attn: Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS

        Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders.

        The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2008 through December 31, 2012. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

 COMPARISON OF YEAR CUMULATIVE TOTAL RETURN

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is incorporated by reference to our definitive proxy statement for the 2013 annual meeting of stockholders.

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

3.     Exhibits

        The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number		Description of Document
3.1	(a)	Amended and Restated Certificate of Incorporation

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K (File No. 000-49799) filed on February 5, 2009).

4.1	(b)	Form of specimen common stock certificate.

10.1	(b)	Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.

10.2		Lease Agreement dated January 23, 2002 between Overstock.com, Inc. and Holladay Building East L.L.C. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.3		Intellectual Property Assignment Agreement with Douglas Greene dated February 28, 2002 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.4		Amendment No. 1, dated April 29, 2002 to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene. (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.5		Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

10.6		Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

Exhibit Number		Description of Document
10.7		Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Report on Form 8-K/A filed on December 7, 2004).

10.8		Old Mill Corporate Center Fourth Amendment to the Lease Agreement (incorporated by reference to Exhibit 99.4 to our Report on Form 8-K/A filed on December 7, 2004).

10.9		Co-location Center Agreement (incorporated by reference to Exhibit 99.5 to our Report on Form 8-K/A (File No. 000-49799) filed on December 7, 2004).

10.10		2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Report on Form 8-K (File No. 000-49799) filed May 7, 2004)

10.11		2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on May 7, 2012).

*10.12		Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan

10.13		Lease Agreement with Natomas Meadows, LLC dated April 8, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed (File No. 000-49799) on April 11, 2008).

10.14		First Amendment to Lease amending the terms of the Lease Agreement with Natomas Meadows, LLC dated December 16, 2008 (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed on December 17, 2008).

10.15		Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated March 23, 2009).

*10.16	(c)	Summary of unwritten compensation arrangements with Directors.

*21		Subsidiaries of the Registrant.

*23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney (see signature page)

*31.1		Exhibit 31 Certification of Chief Executive Officer

*31.2		Exhibit 31 Certification of Chief Financial Officer

*32.1		Section 1350 Certification of Chief Executive Officer

*32.2		Section 1350 Certification of Chief Financial Officer

101	(d)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31 2012, 2011, and 2010; (iii) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2012, 2011, and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

OVERSTOCK.COM, INC.
By:	/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III Acting Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Jonathan E. Johnson III and Stephen J. Chesnut, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III	Acting Chief Executive Officer (Principal Executive Officer), President and Corporate Secretary	February 21, 2013
/s/ STEPHEN J. CHESNUT Stephen J. Chesnut	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	February 21, 2013
/s/ PATRICK M. BYRNE Patrick M. Byrne	Chairman of the Board and Director	February 21, 2013
/s/ STORMY D. SIMON Stormy D. Simon	Senior Vice President, Customer and Partner Care and Director	February 21, 2013
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	February 21, 2013

Signature	Title	Date

/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	February 21, 2013
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	February 21, 2013
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	February 21, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Overstock.com, Inc.:

        We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
February 21, 2013

Overstock.com, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$93,547	$96,985
Restricted cash	1,905	2,036
Accounts receivable, net	19,273	13,501
Inventories, net	26,464	22,993
Prepaid inventories, net	1,912	1,027
Prepaids and other assets	12,897	12,651

Total current assets	155,998	149,193
Fixed assets, net	21,037	25,322
Goodwill	2,784	2,784
Other long-term assets, net	2,166	2,260

Total assets	$181,985	$179,559

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,416	$70,332
Accrued liabilities	47,674	47,902
Deferred revenue	38,411	27,978
Line of credit	—	17,000
Capital lease obligations, current	—	110

Total current liabilities	148,501	163,322
Capital lease obligations, non-current	—	2
Other long-term liabilities	2,522	2,998

Total liabilities	151,023	166,322

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—5,000
Issued and outstanding shares—none	—	—
Common stock, $0.0001 par value
Authorized shares—100,000
Issued shares—26,481 and 26,241
Outstanding shares—23,451 and 23,279	2	2
Additional paid-in capital	356,895	353,368
Accumulated deficit	(247,096)	(261,765)
Treasury stock:
Shares at cost—3,030 and 2,962	(78,839)	(78,368)

Total stockholders' equity	30,962	13,237

Total liabilities and stockholders' equity	$181,985	$179,559

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year ended December 31
	2012	2011	2010
Revenue, net
Direct	$155,516	$163,609	$209,646
Fulfillment partner	943,773	890,668	880,227

Total net revenue	1,099,289	1,054,277	1,089,873

Cost of goods sold
Direct(1)	140,536	149,660	187,124
Fulfillment partner	760,323	725,529	713,109

Total cost of goods sold	900,859	875,189	900,233

Gross profit	198,430	179,088	189,640

Operating expenses:
Sales and marketing(1)	63,467	61,813	61,334
Technology(1)	65,467	67,043	58,260
General and administrative(1)	57,259	67,766	55,650
Restructuring	76	—	(569)

Total operating expenses	186,269	196,622	174,675

Operating income (loss)	12,161	(17,534)	14,965
Interest income	116	161	157
Interest expense	(809)	(2,485)	(2,962)
Other income, net	3,686	278	2,088

Income (loss) before income taxes	15,154	(19,580)	14,248

Provision (benefit) for income taxes	485	(142)	359

Net income (loss)	$14,669	$(19,438)	$13,889

Deemed dividend related to redeemable common stock	—	(12)	(112)

Net income (loss) attributable to common shares	$14,669	$(19,450)	$13,777

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.63	$(0.84)	$0.60
Weighted average common shares outstanding—basic	23,387	23,259	23,019
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.62	$(0.84)	$0.59
Weighted average common shares outstanding—diluted	23,672	23,259	23,366

Comprehensive income (loss)	$14,669	$(19,438)	$13,889

(1)
Includes stock-based compensation as follows (Note 17):

Cost of goods sold—direct	$272	$193	$212
Sales and marketing	318	377	608
Technology	799	628	1,071
General and administrative	2,138	1,853	3,165

Total	$3,527	$3,051	$5,056

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders' Equity

(in thousands)

	Common stock				Treasury stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount			Shares	Amount	Total
Balances at December 31, 2009	25,583	$2	$343,040	$(256,056)	2,807	$(76,186)	$10,800

Net income				13,889			13,889
Exercise of stock options	90		1,503				1,503
Stock-based compensation to employees and directors	—	—	5,056	—	—	—	5,056
Common stock issued upon vesting of restricted stock	185	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	63	(825)	(825)
Treasury stock issued for 401(k) matching contributions	—	—	—	(160)	(7)	247	87
Redeemable common stock repurchased under rescission offer	1	—	—	—	(1)	—	—
Lapse of rescission rights of redeemable common stock	18	—	260	—	—	—	260
Deemed dividend related to redeemable common stock	—	—	(112)	—	—	—	(112)

Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$30,658

Net loss				(19,438)			(19,438)
Stock-based compensation to employees and directors	—	—	3,051	—	—	—	3,051
Common stock issued upon vesting of restricted stock	318	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	100	(1,604)	(1,604)
Lapse of rescission rights of redeemable common stock	46	—	582	—	—	—	582
Deemed dividend related to redeemable common stock	—	—	(12)	—	—	—	(12)

Balance at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$13,237

Net income	—	—	—	14,669	—	—	14,669
Stock-based compensation to employees and directors	—	—	3,527	—	—	—	3,527
Common stock issued upon vesting of restricted stock	240	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	68	(471)	(471)

Balance at December 31, 2012	26,481	$2	$356,895	$(247,096)	3,030	$(78,839)	$30,962

See accompanying notes to consolidated financial statements

Overstock.com, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$14,669	$(19,438)	$13,889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,009	16,350	14,580
Realized gain on marketable securities	(9)	—	—
Loss on disposition of fixed assets	72	—	—
Stock-based compensation to employees and directors	3,527	3,051	5,056
Amortization of debt discount and deferred loan costs	73	127	391
(Gain) loss from early extinguishment of debt	—	1,253	(346)
Restructuring charge (reversals)	76	—	(569)
Changes in operating assets and liabilities:
Restricted cash	131	506	1,872
Accounts receivable, net	(5,772)	59	(1,920)
Inventories, net	(3,471)	9,121	(8,739)
Prepaid inventories, net	(885)	1,055	797
Prepaids and other assets	1,294	(456)	368
Other long-term assets, net	(267)	(160)	(215)
Accounts payable	(7,902)	2,944	(9,315)
Accrued liabilities	(459)	6,952	(2,575)
Deferred revenue	10,433	3,951	3,362
Other long-term liabilities	626	348	(314)

Net cash provided by operating activities	28,145	25,663	16,322

Cash flows from investing activities:
Purchases of marketable securities	(82)	(160)	(136)
Purchases of intangible assets	(6)	(4)	(396)
Sale of marketable securities prior to maturity	154	—	—
Investment in precious metals	(1,397)	—	(1,657)
Expenditures for fixed assets, including internal-use software and website development	(12,489)	(8,741)	(20,511)
Proceeds from sale of fixed assets	56	—	—

Net cash provided used in investing activities	(13,764)	(8,905)	(22,700)

Cash flows from financing activities:
Payments on capital lease obligations	(112)	(730)	(490)
Drawdowns on line of credit	—	17,000	—
Payments on line of credit	(17,000)	—	—
Capitalized financing costs	—	(140)	—
Proceeds from finance obligations	—	1,429	16,383
Payments on finance obligations	—	(24,918)	(841)
Paydown on direct financing arrangement	(236)	(216)	(197)
Payments to retire convertible senior notes	—	(34,615)	(24,865)
Purchase of redeemable stock	—	—	(26)
Purchase of treasury stock	(471)	(1,604)	(825)
Exercise of stock options	—	—	1,503

Net cash used in financing activities	(17,819)	(43,794)	(9,358)

Net decrease in cash and cash equivalents	(3,438)	(27,036)	(15,736)
Cash and cash equivalents, beginning of period	96,985	124,021	139,757

Cash and cash equivalents, end of period	$93,547	$96,985	$124,021

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest paid	$582	$2,369	$2,534
Taxes paid	299	260	187
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$502	$(33)	$795
Equipment acquired under finance obligations	—	5,077	599
Equipment and software acquired under capital lease obligations	—	—	6
Lapse of rescission rights of redeemable stock	—	582	260
Issuance of common stock from treasury for 401(k) matching contribution	—	—	87

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

        We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home décor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

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

Cash equivalents

        We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents as of December 31, 2012 and December 31, 2011 were $76.2 million and $81.2 million, respectively.

Restricted cash

        We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. At December 31, 2012 and 2011, restricted cash was $1.9 million and $2.0 million, respectively, and was held primarily in cash or money market accounts.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

        Our financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

        This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$76,248	$76,248	$—	$—
Trading securities held in a "rabbi trust"(1)	264	264

Total assets	$76,512	$76,512	$—	$—

Liabilities:
Deferred compensation accrual "rabbi trust"(2)	$266	$266	$—	$—
Restructuring(3)	65	—	—	65

Total liabilties	$331	$266	$—	$65

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents and restricted cash—Money market mutual funds	$81,159	$81,159	$—	$—
Trading securities held in a "rabbi trust"(1)	302	302

Total assets	$81,461	$81,461	$—	$—

Liabilities:
Deferred compensation accrual "rabbi trust"(3)	302	302	—	—

Total liabilities	$302	$302	$—	$—

(1)
—Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets (Note 18—Employee Retirement Plan).

(2)
—Non qualified deferred compensation for rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets (Note 18—Employee Retirement Plan).

(3)
—The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

Restricted investments

        In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the "NQDC Plan") for senior management (Note 18—Employee Retirement Plan). Deferred compensation amounts are invested in mutual funds held in a "rabbi trust" and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification ("ASC") No. 320 "Investments—Debt and Equity Securities". The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $264,000 and $302,000 at December 31, 2012 and December 31, 2011, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Gains and losses on these investments were immaterial for the years ended December 31, 2012 and 2011.

Accounts receivable

        Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Allowance for doubtful accounts

        From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers' financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $797,000 and $574,000 at December 31, 2012 and December 31, 2011, respectively.

Concentration of credit risk

        Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2012 and 2011, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

        Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories at December 31, 2012 and 2011 were $1.9 million and $1.0 million respectively.

Prepaids and other assets

        Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets at December 31, 2012 and 2011 were $12.9 million and $12.7 million, respectively.

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

        Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Cost of goods sold—direct	$470	$714	$1,179
Technology	14,177	14,433	12,489
General and administrative	1,362	1,203	912

Total depreciation and amortization, including internal-use software and website development	$16,009	$16,350	$14,580

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

        During the years ended December 31, 2012 and 2011, we capitalized $8.2 million and $9.6 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $8.2 million and $8.0 million for those respective periods.

Leases

        We account for lease agreements as either operating or capital leases depending on certain defined criteria. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

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

Treasury stock

        We account for treasury stock under the cost method and include treasury stock as a component of stockholders' equity.

Other long-term assets

        Other long-term assets consist primarily of long-term prepaid expenses.

Impairment of long-lived assets

        We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets' carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2012, 2011, and 2010.

Goodwill

        Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations.

        Goodwill is not amortized but is tested for impairment at least annually. When evaluating whether goodwill is impaired, we make a qualitative assessment to determine if it is more likely than not that its fair value is less than its carrying amount. If the qualitative assessment determines that it is more likely than not that its fair value is less than its carrying amount, we compare the fair value of the reporting unit to which the goodwill is assigned to its carrying amount. If the carrying amount exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss, if any, is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to the other assets and liabilities within the reporting unit based on estimated fair value. The excess of the fair value of a reporting unit over the amount allocated to its other assets and liabilities is the implied fair value of goodwill. An impairment loss is recognized when the carrying amount of goodwill exceeds its implied fair value.

        In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2012 and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

2011. There were no impairments to goodwill recorded during the years ended December 31, 2012, 2011, and 2010.

Revenue recognition

        We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages, and previously from listing fees and commissions collected from products being listed and sold through the Auctions tab, which we removed from our site in July 2011. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 22 "Business Segments").

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

Direct revenue

        Direct revenue is derived from merchandise sales to individual consumers and businesses that are fulfilled from our warehouses. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Fulfillment partner revenue

        Fulfillment partner revenue is derived from merchandise sales that occur primarily through our Website which fulfillment partners ship directly to consumers and businesses from warehouses maintained by our fulfillment partners.

Consignment

        We offer a consignment service to suppliers where the suppliers' merchandise is stored in and shipped from our warehouses. We pay the consignment supplier upon shipment of the consigned merchandise to the consumer. Revenue from consignment service business in 2012, 2011 and 2010 were less than 1% of total net revenues and are included in fulfillment partner segment on a gross basis.

International business

        At December 31, 2012, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our 2012, 2011 and 2010 revenues were from international customers.

        Total revenues from International sales were $10.2 million, $8.8 million, and $9.4 million for the years ended December 31, 2012, 2011 and 2010 respectively.

Ecommerce marketplace channels

        During 2012, we began offering some of our products for sale in on-line marketplaces of other Internet retailers' websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, on a gross basis, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 1% of our 2012 total net revenues.

Other businesses

        We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues.

Club O loyalty program

        We have a customer loyalty program called Club O for which we sell annual memberships. We record membership fees as deferred revenue and we recognize revenue ratably over the membership period. The Club O loyalty program allows members to earn reward dollars for qualifying purchases

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

made on our Website. We also have a co-branded credit card program (see "Co-branded credit card revenue" below for more information). Co-branded cardholders are also Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants. Reward dollars earned may be redeemed on future purchases made through our Website. Club O reward dollars expire 90 days after the customer's Club O membership expires. We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

        We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote ("reward dollar breakage"). Due to the program's short history, currently no reward dollar breakage is recognized until the reward dollars expire. However, in the future we plan to recognize such breakage based upon historical redemption patterns.

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

Deferred revenue

        Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O reward dollars earned from purchases as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize other income upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize other income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

Sales returns allowance

        We inspect returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our fulfillment partners have made an error, such as shipping the wrong product.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

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

        The allowance for returns was $10.6 million and $10.9 million at December 31, 2012 and 2011, respectively.

Credit card chargeback allowance

        Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $182,000 and $187,000 at December 31, 2012 and 2011, respectively.

Cost of goods sold

        Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2012		2011		2010
Total net revenue	$1,099,289	100%	$1,054,277	100%	$1,089,873	100%

Cost of goods sold
Product costs and other cost of goods sold	848,842	77%	821,739	78%	842,064	78%
Fulfillment and related costs	52,017	5%	53,450	5%	58,169	5%

Total cost of goods sold	900,859	82%	875,189	83%	900,233	83%

Gross profit	$198,430	18%	$179,088	17%	$189,640	17%

Advertising expense

        We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

totaled $55.6 million, $52.5 million and $53.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Prepaid advertising, which consists primarily of prepaid advertising airtime, (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.2 million and $1.4 million at December 31, 2012 and 2011, respectively.

Stock-based compensation

        We measure compensation expense for all outstanding unvested share-based awards at fair value on date of grant and recognize compensation expense over the service period for awards expected to vest on a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 17—Stock-Based Awards).

Loss contingencies

        In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred.

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

Income taxes

        Income taxes are accounted for under the asset and liability method. Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expenses. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies and results of recent operations.

        At December 31, 2012 and December 31, 2011, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

        We have tax deductions from stock-based compensation that exceed the stock-based compensation recorded for such instruments. To the extent such excess tax benefits are ultimately realized, they will increase shareholders' equity. We utilize the with-and without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits related to stock based compensation are the last to be realized.

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

        The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31
	2012	2011	2010
Net income (loss)	$14,669	$(19,438)	$13,889

Deemed dividend related to redeemable common stock	—	(12)	(112)

Net income (loss) attributable to common shares	$14,669	$(19,450)	$13,777

Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.63	$(0.84)	$0.60
Weighted average common shares outstanding—basic	23,387	23,259	23,019
Effect of dilutive securities:
Stock options and restricted stock awards	285	—	347
Convertible senior notes	—	—	—

Weighted average common shares outstanding—diluted	23,672	23,259	23,366
Net income (loss) attributable to common shares—diluted	$0.62	$(0.84)	$0.59

        The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31
	2012	2011	2010
Stock options and restricted stock units	537	927	551
Convertible senior notes	—	—	454

Accounting pronouncements adopted

        We adopted ASU 2011-04, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

2. ACCOUNTING POLICIES (Continued)

Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements.

        We adopted ASU 2011-05, which provided new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements.

        We adopted ASU 2011-08, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements.

Accounting pronouncements issued not yet adopted

        In July 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, Intangibles—Goodwill and Other (FASB Accounting Standards Codification Topic 350) which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The Accounting Standard Update applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

        Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at Beginning of Year	Accretion Expense	Net Cash Payments	Adjustments	Balance at End of Year
Year ended December 31, 2012	$1,491	$143	$(513)	$76	$1,197
Year ended December 31, 2011	$1,797	$166	$(472)	$—	$1,491

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

3. RESTRUCTURING EXPENSE (Continued)

        We incurred $76,000 of restructuring charges during the year ended December 31, 2012 due to ceasing the use of some of our office facilities and changes in the estimate of sublease income as a result of our entering into a new sublease agreement and terminating another sublease agreement. There were no restructuring charges or reversals during the year ended December 31, 2011.

4. COMPREHENSIVE INCOME (LOSS)

        Our comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net income (loss)	$14,669	$(19,438)	$13,889
Components of other comprehensive income, net of tax	—	—	—

Comprehensive income (loss)	$14,669	$(19,438)	$13,889

5. ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable, other	$10,888	$8,033
Credit card receivables	9,182	6,042

	20,070	14,075
Less: allowance for doubtful accounts	(797)	(574)

Accounts receivable, net	$19,273	$13,501

6. INVENTORIES

        Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Product inventory	$18,044	$14,904
Inventory in-transit	8,420	8,089

Total inventories, net	$26,464	$22,993

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

7. PREPAIDS AND OTHER ASSETS

        Prepaids and other assets consist of the following (in thousands):

	December 31,
	2012	2011
Prepaid maintenance	$6,494	$6,995
Investment in precious metals	3,055	1,657
Prepaid other	2,148	2,592
Prepaid advertising	1,200	1,407

Total prepaids and other assets	$12,897	$12,651

8. FIXED ASSETS

        Fixed assets consist of the following (in thousands):

	December 31,
	2012	2011
Computer hardware and software, including internal-use software and website development	$151,155	$141,435
Furniture and equipment	14,283	13,945
Leasehold improvements	6,339	5,445

	171,777	160,825
Less: accumulated depreciation and amortization	(150,740)	(135,503)

Total fixed assets, net	$21,037	$25,322

        Depreciation and amortization of property and equipment totaled $16.0 million, $16.4 million, and $14.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Fixed assets included assets under capital leases of $1.7 million and $1.7 million, and accumulated amortization related to assets under capital leases of $1.7 million and $1.5 million at December 31, 2012 and 2011, respectively.

9. OTHER LONG-TERM ASSETS

        Other long-term assets consist of the following (in thousands):

	December 31,
	2012	2011
Prepaid expenses, long-term portion	$1,816	$1,762
Prepaid other	350	498

Total other long-term assets, net	$2,166	$2,260

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

10. ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Allowance for returns	$10,618	$10,899
Accrued compensation and other related costs	9,135	6,819
Accounts payable accrual	8,416	8,284
Accrued marketing expenses	6,172	7,632
Other accrued expenses	4,034	3,416
Accrued freight	2,761	2,392
Accrued taxes	2,349	1,540
Facility lease accruals	1,653	1,841
Accrued professional expenses	760	3,013
Inventory received but not invoiced	700	1,069
Credit card processing fee accrual	584	535
Short term portion of restructuring accrual (Note 3)	492	462

Total accrued liabilities	$47,674	$47,902

11. DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31,
	2012	2011
Payments owed or received prior to product delivery	$29,280	$17,691
Club O membership fees and reward points	3,579	5,193
Unredeemed gift cards	2,973	3,738
Other	2,579	1,356

Total deferred revenue	$38,411	$27,978

12. BORROWINGS

U.S. Bank Financing Agreement

        On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the "Credit Agreement") with U.S. Bank National Association ("U.S. Bank") for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. There were no amounts outstanding on the Credit Agreement at December 31, 2012.

        Until December 31, 2012, we were party to a Financing Agreement with U.S. Bank (the "Financing Agreement"). In November 2012, we repaid all amounts outstanding under the Financing Agreement. The Financing Agreement expired in accordance with its terms on December 31, 2012. The maximum credit potentially available under the revolving facility was $20 million. Our obligations under

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. BORROWINGS (Continued)

the Financing Agreement and all related agreements were secured by all or substantially all of our assets, excluding our interest in certain litigation.

        Advances under the Financing Agreement bore interest at one-month LIBOR plus 2.5%. We had also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 which limited our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

        Amounts outstanding under the Financing Agreement at December 31, 2012 and December 31, 2011 were zero and $17.0 million, respectively, and letters of credit totaling $1.8 million and $2.0 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

        Prior to December 27, 2011, we were a party to a Master Lease Agreement and a Financial Covenants Rider and related documents (collectively, the "Master Lease Agreement") dated September 17, 2010 with U.S. Bancorp Equipment Finance, Inc.—Technology Finance Group ("Lessor"), an affiliate of U.S. Bank National Association. Under the Master Lease Agreement we entered into four separate leases, pursuant to which we sold certain information technology hardware ("IT Assets") to Lessor, which were simultaneously leased back for a period of 48 months and financed certain software licenses for a period of 48 months for proceeds totaling $16.4 million. Subsequently, we entered into eleven additional leases; whereby we leased $8.2 million in IT Assets and financed certain software licenses directly from the Lessor. We had the right to repurchase the IT Assets at the end of the 48-month term for $1.00. Payments on the Master Lease Agreement were due monthly. The weighted average effective interest rate under the Master Lease Agreement was 6.29%. We had accounted for the Master Lease Agreement as a financing transaction and amounts owed were included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of entering into these transactions.

        On December 27, 2011, we and the Lessor agreed to terminate the Master Lease Agreement and all related schedules. We paid approximately $20.1 million to Lessor in connection with the amendment and agreement to terminate the Master Lease Agreement, resulting in a $1.2 million loss on early retirement of debt included in Other income, net in our consolidated statements of operations. As of December 31, 2011 no amounts under the finance obligations remained outstanding.

U.S. Bank Purchasing Card Agreement

        We have a commercial purchasing card (the "Purchasing Card") agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card. At December 31, 2011, $3.4 million was outstanding and $1.6 million was available under the Purchasing Card.

3.75% Convertible Senior Notes

        In November 2004, we completed an offering of $120.0 million of 3.75% Convertible Senior Notes due 2011 (the "Senior Notes"). Proceeds to us were $116.2 million, net of $3.8 million of initial purchaser's discount and debt issuance costs. The discount and debt issuance costs were amortized using the straight-line method which approximated the effective interest method. We recorded

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

12. BORROWINGS (Continued)

amortization of discount and debt issuance costs related to this offering totaling zero, $77,000 and $228,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Interest on the Senior Notes was payable semi-annually on June 1 and December 1 of each year. The Senior Notes were scheduled to mature on December 1, 2011 and were unsecured and ranked equally in right of payment with all existing and future unsecured, unsubordinated debt and senior in right of payment to any existing and future subordinated indebtedness.

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

        As of December 31, 2012 and December 31, 2011, no amount of Senior Notes were outstanding.

13. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

        Minimum future payments under all operating leases as of December 31, 2012, are as follows (in thousands):

Payments due by period
2013	$9,452
2014	9,899
2015	8,320
2016	1,630
2017	183
Thereafter	—

$29,484

        Rental expense for operating leases totaled $8.5 million, $8.9 million and $8.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated sublease income of $117,000 is expected over the next five years of which $117,000 is anticipated to be received in the next 12 months.

Naming rights

        During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

        Minimum future payments under naming rights agreement as of December 31, 2012, are as follows (in thousands):

Payments due by period
2013	$1,273
2014	1,311
2015	1,351
2016	1,391
2017	—
Thereafter	—

$5,326

Legal Proceedings

        From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. In some instances other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and in the event we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

        On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as "fails to deliver" and that the defendants' actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of "fails to deliver" often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California's Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants' demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., ("Goldman Defendants") Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation ("Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012 the court granted the motion for summary judgment as to all remaining defendants and the judgment has been entered. We have appealed. The defendants applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We challenged the application as excessive under California law, and, following hearing, the amount was reduced to $689,471, which will be payable only if we do not succeed on our appeal of the summary judgment. The nature of the loss contingencies relating to any court costs ordered against us are described above.

        On May 30, 2008 we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax "nexus" other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York's motion to dismiss and denied our motion for summary judgment. We appealed the decision and on November 4, 2010 the New York Appellate Division upheld part of the lower court's ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court's ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We have determined not to pursue at the trial court level our claims that the law is unconstitutional as applied. We proceeded with an appeal to the New York State Court of Appeals of the Appellate Division's ruling on our claim that the statute is unconstitutional on its face. The Court heard oral argument on the appeal on February 6, 2013 but has not yet issued its decision.

        On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California's Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants' answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the Court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

objections lodged by some parties, the Court entered an order accepting settlement. Various parties appealed and on September 20, 2012 the Federal Appeals Court for the 9th Circuit upheld the settlement. Appealing parties have petitioned for a rehearing. The Court has not yet ruled on the petition. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

        On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio's Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants' motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department's determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $146,162 as of December 31, 2012. We have filed protests to challenge the Department's Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation's Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

        On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants' complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome and appeal of the infringement action against Wal-Mart Stores, Inc. and other retailers. On February 22, 2012, the court in the Wal-Mart Stores case granted Wal-Mart Stores' motion for summary judgment of non-infringement. The court also granted Speedtrack's motion for summary judgment on patent validity. Speedtrack is appealing the ruling. It is not known whether the summary judgments granted in the Wal-Mart Stores case will have an effect on the Speedtrack case in which we are named as one of the defendants. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent patent, having to do with a communications protocol. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial which was denied. Alcatel-Lucent has filed an appeal which we will oppose. The appeal is now in the briefing stage.

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

        On November 17, 2010 we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The suit is in the discovery stage. Trial has been set tentatively for September 9, 2013. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action.

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

        On November 18, 2011 Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain "methods for presenting exercise protocols to a user and evaluating the effectiveness of the same." We tendered the defense of this action to an indemnitor which accepted the defense. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have answered the complaint. We tendered the defense of the case to an indemnitor, who has accepted the defense and moved to stay the case against us pending the disposition of a declaratory action which the indemnitor brought against Pragmatus Telecom. The case against us was stayed July 10, 2012, pending resolution of the declaratory action. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled "Internet Protocol (IP) Phone with Search and Advertising Capability." We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights, if any, with our vendors.

        On May 2, 2012, Execware LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent entitled: "Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display." We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        On May 10, 2012, Lodsys Group, LLC filed suit against us and seven other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering method and system for gathering information from units of a commodity across a network. We tendered the defense of this action to an indemnitor which resolved the matter with no payment from us. The case has been dismissed.

        On July 16, 2012, Digitech Image Technologies, LLC filed against us and forty-five other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. We tendered defense of the case to an indemnitor which accepted the defense. Following a ruling in our favor, the case was dismissed and in September 2012, Digitech filed a new complaint in the same court on the same infringement claims. In the new action, our indemnitor continues to defend the case. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to cooperate with our indemnitor and vigorously defend this action.

        On July 19, 2012, Data Carriers, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent covering the "autocomplete" features of our website. We believe a third party vendor is contractually obligated to indemnify us in this action. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

        We establish liabilities when a particular contingency is probable and estimable. At December 31, 2012, we have accrued $2.9 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

        We recognized a reduction in legal expenses of $88,000, zero and $4.5 million during the years ended December 31, 2012, 2011 and 2010 respectively, related to the settlement of legal matters.

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

15. STOCKHOLDERS' EQUITY

Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2012.

16. STOCK AND DEBT REPURCHASE PROGRAM

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

17. STOCK-BASED AWARDS

Stock Option Awards

        Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2012, 2011 and 2010. At December 31, 2012, 2.8 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK-BASED AWARDS (Continued)

        The following is a summary of stock option activity (in thousands):

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	405	$17.58	496	$18.09	721	$20.29
Granted at fair value	—	—	—	—	—	—
Exercised	—	—	—	—	(90)	17.05
Expired/Forfeited	(41)	20.06	(91)	20.55	(135)	30.41

Outstanding—end of year	364	$17.34	405	$17.58	496	$18.09

Options exercisable at year-end	364	$17.34	404	$17.59	472	$18.08

        The following table summarizes information about stock options as of December 31, 2012 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
364	$17.34	4.16	$13	364	$17.34	4.16	$13

        Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation related to stock options of $3,000, $200,000 and $1.6 million, respectively.

        Total unrecognized compensation costs related to nonvested stock option awards was approximately zero, $3,000 and $239,000 as of December 31, 2012, 2011 and 2010, respectively.

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $14.31 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

        The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was zero, zero, and $381,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2012, 2011 and 2010 were approximately zero, zero, and $1.5 million, respectively. In connection with these exercises, there was no tax benefit realized due to our net operating loss position.

Restricted Stock Unit Activity

        For the years ended December 31, 2012, 2011 and 2010, we granted 795,000, 268,000 and 302,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is recognized straight-line over the three year vesting schedule. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $6.75, $15.47 and $13.17, respectively.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

17. STOCK-BASED AWARDS (Continued)

        The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	522	$13.40	685	$12.08	640	$11.35
Granted at fair value	795	6.75	268	15.47	302	13.17
Vested	(240)	12.11	(318)	12.20	(185)	11.52
Forfeited	(74)	8.25	(113)	13.88	(72)	11.50

Outstanding—end of year	1,003	$8.81	522	$13.40	685	$12.08

        The restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2012, 2011 and 2010, we recorded stock based compensation related to restricted stock units of $3.5 million, $2.8 million and $3.5 million, respectively. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period of such change.

        On January14, 2013, we granted 240,000 additional restricted stock units. These restricted stock units vest over three years at 40% at the end of the first year, and 30% at the end of the second and third years.

18. EMPLOYEE RETIREMENT PLAN

        We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. Employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan. We match 50% of the first 6% of each participant's contributions to the plan subject to IRS limits. Participant contributions are immediately vested. Our contributions vest based on the participant's years of service at 20% per year over five years. Our matching contribution totaled $653,000, $991,000 and $770,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, discretionary contributions totaling zero, zero, and $471,000 for the years ended December 31, 2012, 2011 and 2010, respectively, were made to eligible participants as of the end of each respective calendar year.

        In December 2009, we implemented a Non Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2012, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

18. EMPLOYEE RETIREMENT PLAN (Continued)

initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $264,000 and $302,000 at December 31, 2012 and December 31, 2011, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Gains and losses on these investments were immaterial for the years ended December 31, 2012, 2011 and 2010.

19. OTHER INCOME, NET

        Other income, net consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Gift card and Club-O rewards breakage	$3,308	$971	$909
Sublease income	355	573	575
Gain (loss) from early retirement of convertible senior notes	—	(54)	346
Loss from early retirement of finance obligations	—	(1,199)	—
Other	23	(13)	258

Total other income, net	$3,686	$278	$2,088

20. INCOME TAXES

        The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$416	$(254)	$226
State	39	69	133
Foreign	30	43	—

Total current	485	(142)	359
Deferred:
Federal	$—	$—	$—
State	—	—	—

Total deferred	—	—	—

Total provision (benefit) for income taxes	$485	$(142)	$359

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. INCOME TAXES (Continued)

        The components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets and liabilities:
Net operating loss carry-forwards	$69,158	$76,455
Temporary differences:
Accrued expenses	4,469	3,317
Reserves and other	7,464	5,705
Depreciation and amortization	(1,398)	(1,860)

	79,693	83,617
Valuation allowance	(79,693)	(83,617)

Net asset	$—	$—

        As a result of our history of losses, a valuation allowance has been provided for the full amount of our net deferred tax assets as we believe that it is more likely than not that these benefits will not be realized. We recorded a tax provision of $485,000 for the year ended December 31, 2012, for federal alternative minimum taxes, state and foreign taxes.

        At December 31, 2012 and 2011, we had U.S. federal net operating loss carry-forwards of approximately $174.1 million and $192.5 million and state net operating loss carry-forwards of approximately $151.6 million and $176.1 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. Ownership changes under IRS Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our carry-forwards begin to expire in 2018.

        The income tax provision differs from the amount computed by applying the U.S. federal income tax rate of 35% to loss before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2012	2011	2010
U.S. federal income tax provision (benefit) at statutory rate	$5,303	$(6,853)	$4,940
State income tax expense, net of federal benefit	44	45	86
Stock based compensation expense	1	70	484
Other	(1,764)	30	73
Change in valuation allowance	(3,099)	6,566	(5,224)

Income tax provision (benefit)	$485	$(142)	$359

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

20. INCOME TAXES (Continued)

        We are subject to audit by the IRS and various states for periods since inception. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

        A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Beginning balance	$231	$191	$112
Additions for tax positions related to the current year	—	—	—
Additions for tax positions taken in prior years	—	40	79

Ending balance	$231	$231	$191

        The interest and penalties accrued on tax contingencies as of December 31, 2012 and 2011 were $97,000 and $82,000, respectively. Tax years beginning in 2010 are subject to examination by taxing authorities, although net operating loss and credit carry forwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

21. RELATED PARTY TRANSACTIONS

        On occasion, Haverford-Valley, L.C. (an entity owned by our Chairman of the Board) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2012, 2011 and 2010 we reimbursed Haverford-Valley L.C. $93,000, $122,000, and $139,000, respectively, for these expenses.

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

22. BUSINESS SEGMENTS

        Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the years ended December 31, 2012, 2011 and 2010. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

22. BUSINESS SEGMENTS (Continued)

summarizes information about reportable segments for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
	Direct	Fulfillment partner	Total
2012
Revenue, net	$155,516	$943,773	$1,099,289
Cost of goods sold	140,536	760,323	900,859

Gross profit	$14,980	$183,450	$198,430
Operating expenses			(186,269)
Other income (expense), net			2,993
Provision (benefit) for income taxes			485

Net income			$14,669

2011
Revenue, net	$163,609	$890,668	$1,054,277
Cost of goods sold	149,660	725,529	875,189

Gross profit	$13,949	$165,139	$179,088
Operating expenses			(196,622)
Other income (expense), net			(2,046)
Provision (benefit) for income taxes			(142)

Net loss			$(19,438)

2010
Revenue, net	$209,646	$880,227	$1,089,873
Cost of goods sold	187,124	713,109	900,233

Gross profit	$22,522	$167,118	$189,640
Operating expenses			(174,675)
Other income (expense), net			(717)
Provision (benefit) for income taxes			359

Net income			$13,889

        The direct segment includes revenues, direct costs, and cost allocations associated with sales fulfilled from our warehouses. Costs for this segment include product costs, freight, warehousing and fulfillment costs, credit card fees and customer service costs.

        The fulfillment partner segment includes revenues, direct costs and cost allocations associated with sales fulfilled from warehouses maintained by our fulfillment partners. Costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and customer service costs.

        Assets have not been allocated between the segments for our internal management purposes and, as such, they are not presented here.

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

22. BUSINESS SEGMENTS (Continued)

        For the years ended December 31, 2012, 2011 and 2010, over 99% of sales were made to customers in the United States of America. At December 31, 2012 and December 31, 2011, all of our fixed assets were located in the United States of America.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

        The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2012. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$40,897	$33,936	$34,215	$46,468
Fulfillment partner	221,470	205,600	221,137	295,566

Total net revenue	262,367	239,536	255,352	342,034

Cost of goods sold
Direct	37,630	31,108	30,684	41,114
Fulfillment partner	177,229	165,259	178,126	239,709

Total cost of goods sold	214,859	196,367	208,810	280,823

Gross profit	47,508	43,169	46,542	61,211

Operating expenses:
Sales and marketing	14,475	13,512	14,899	20,581
Technology	15,638	15,122	16,085	18,622
General and administrative	14,822	14,516	13,828	14,093
Restructuring	98	—	(45)	23

Total operating expenses	45,033	43,150	44,767	53,319

Operating income	2,475	19	1,775	7,892
Interest income	29	27	30	30
Interest expense	(208)	(253)	(194)	(154)
Other income (expense), net	432	719	1,213	1,322

Net income before income taxes	2,728	512	2,824	9,090

Provision for income taxes	9	42	131	303

Net income	$2,719	$470	$2,693	$8,787

Deemed dividend related to redeemable common stock	—	—	—	—
Net income attributable to common shares	$2,719	$470	$2,693	$8,787

Net income per common share—basic:
Net income per share—basic	$0.12	$0.02	$0.11	$0.37
Weighted average common shares outstanding—basic	23,392	23,437	23,447	23,450
Net income per common share—diluted:
Net income per share—diluted	$0.12	$0.02	$0.11	$0.37
Weighted average common shares outstanding—diluted	23,414	23,464	23,754	24,064
Comprehensive income	$2,719	$470	$2,693	$8,787

Overstock.com, Inc.

Notes to Consolidated Financial Statements (Continued)

23. QUARTERLY RESULTS OF OPERATIONS (unaudited) (Continued)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$48,161	$33,443	$34,749	$47,256
Fulfillment partner	217,309	201,549	204,989	266,821

Total net revenue	265,470	234,992	239,738	314,077

Cost of goods sold
Direct	43,030	30,231	32,472	43,927
Fulfillment partner	172,356	164,991	168,893	219,289

Total cost of goods sold	215,386	195,222	201,365	263,216

Gross profit	50,084	39,770	38,373	50,861

Operating expenses:
Sales and marketing	15,425	13,655	13,822	18,911
Technology	16,660	16,808	17,171	16,404
General and administrative	17,986	16,725	15,321	17,734

Total operating expenses	50,071	47,188	46,314	53,049

Operating income (loss)	13	(7,418)	(7,941)	(2,188)
Interest income	52	46	23	40
Interest expense	(676)	(630)	(662)	(517)
Other income (expense), net	189	220	553	(684)

Net loss before income taxes	(422)	(7,782)	(8,027)	(3,349)

Provision (benefit) for income taxes	22	16	(240)	60

Net loss	$(444)	$(7,798)	$(7,787)	$(3,409)

Deemed dividend related to redeemable common stock	(10)	(2)	—	—
Net loss attributable to common shares	$(454)	$(7,800)	$(7,787)	$(3,409)

Net loss per common share—basic:
Net loss per share—basic	$(0.02)	$(0.34)	$(0.33)	$(0.15)
Weighted average common shares outstanding—basic	23,215	23,265	23,276	23,278
Net loss per common share—diluted:
Net loss per share—diluted	$(0.02)	$(0.34)	$(0.33)	$(0.15)
Weighted average common shares outstanding—diluted	23,215	23,265	23,276	23,278
Comprehensive loss	$(444)	$(7,798)	$(7,787)	$(3,409)

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2012
Deferred tax valuation allowance	$83,617	$—	$3,924	$79,693
Allowance for sales returns	10,899	79,785	80,066	10,618
Allowance for doubtful accounts	574	249	26	797
Year ended December 31, 2011
Deferred tax valuation allowance	$77,051	$6,566	$—	$83,617
Allowance for sales returns	11,525	83,129	83,755	10,899
Allowance for doubtful accounts	2,048	268	1,742	574
Year ended December 31, 2010
Deferred tax valuation allowance	$80,245	$—	$3,194	$77,051
Allowance for sales returns	11,923	88,473	88,871	11,525
Allowance for doubtful accounts	1,730	780	462	2,048