Form 10-Q
period 2013-03-31
OVERSTOCK.COM, INC
filed 2013-04-25
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 23,650,146 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 22, 2013.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$81,895	$93,547
Restricted cash	1,780	1,905
Accounts receivable, net	15,851	19,273
Inventories, net	21,535	26,464
Prepaid inventories, net	1,988	1,912
Prepaids and other assets	10,589	12,897
Total current assets	133,638	155,998
Fixed assets, net	25,937	21,037
Goodwill	2,784	2,784
Other long-term assets, net	2,867	2,166
Total assets	$165,226	$181,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,753	$62,416
Accrued liabilities	46,871	47,674
Deferred revenue	31,531	38,411
Total current liabilities	125,155	148,501
Other long-term liabilities	2,049	2,522
Total liabilities	127,204	151,023
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,774 and 26,481
Outstanding shares - 23,650 and 23,451	2	2
Additional paid-in capital	357,647	356,895
Accumulated deficit	(239,399)	(247,096)
Treasury stock:
Shares at cost - 3,124 and 3,030	(80,228)	(78,839)
Total stockholders’ equity	38,022	30,962
Total liabilities and stockholders’ equity	$165,226	$181,985

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue, net
Direct	$41,942	$40,897
Fulfillment partner	270,052	221,470
Total net revenue	311,994	262,367
Cost of goods sold
Direct(1)	37,149	37,630
Fulfillment partner	215,909	177,229
Total cost of goods sold	253,058	214,859
Gross profit	58,936	47,508
Operating expenses:
Sales and marketing(1)	18,705	14,475
Technology(1)	18,160	15,638
General and administrative(1)	15,088	14,822
Restructuring	(432)	98
Total operating expenses	51,521	45,033
Operating income	7,415	2,475
Interest income	34	29
Interest expense	(51)	(208)
Other income, net	345	432
Income before income taxes	7,743	2,728
Provision for income taxes	46	9
Net income	$7,697	$2,719
Net income per common share—basic:
Net income attributable to common shares—basic	$0.33	$0.12
Weighted average common shares outstanding—basic	23,594	23,392
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.32	$0.12
Weighted average common shares outstanding—diluted	24,016	23,414
Comprehensive income	$7,697	$2,719

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$48	$60
Sales and marketing	25	101
Technology	124	176
General and administrative	555	476
Total	$752	$813

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2012	26,481	$2	$356,895	$(247,096)	3,030	$(78,839)	$30,962
Net income	—	—	—	7,697	—	—	7,697
Stock-based compensation to employees and directors	—	—	752	—	—	—	752
Common stock issued upon vesting of restricted stock	293	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	94	(1,389)	(1,389)

Balance at March 31, 2013	26,774	$2	$357,647	$(239,399)	3,124	$(80,228)	$38,022

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income (loss)	$7,697	$2,719	$19,647	$(16,275)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,863	4,034	15,838	16,385
Realized gain from sale of marketable securities	(12)	(7)	(14)	(7)
Loss (gain) on disposition of fixed assets	—	85	(13)	85
Stock-based compensation to employees and directors	752	813	3,466	2,988
Amortization of debt discount and deferred loan costs	5	35	43	128
Loss from early extinguishment of debt	—	—	—	1,226
Restructuring charges (reversals)	(432)	98	(454)	98
Changes in operating assets and liabilities:
Restricted cash	125	(17)	273	330
Accounts receivable, net	3,422	1,560	(3,910)	(4,060)
Inventories, net	4,929	6,348	(4,890)	3,518
Prepaid inventories, net	(76)	(883)	(78)	(124)
Prepaids and other assets	1,462	3,156	(400)	1,581
Other long-term assets, net	53	694	(908)	244
Accounts payable	(15,729)	(27,587)	3,956	3,386
Accrued liabilities	(748)	(12,211)	11,004	(1,952)
Deferred revenue	(6,880)	(1,164)	4,717	4,695
Other long-term liabilities	(84)	93	449	411
Net cash provided by (used in) operating activities	(1,653)	(22,234)	48,726	12,657
Cash flows from investing activities:
Purchases of marketable securities	(75)	(38)	(119)	(159)
Purchases of intangible assets	—	—	(6)	(4)
Sales of marketable securities	152	117	189	117
Investment in precious metals	—	—	(1,397)	—
Expenditures for fixed assets, including internal-use software and website development	(6,062)	(2,127)	(16,424)	(9,192)
Proceeds from sale of fixed assets	—	—	56	—
Net cash used in investing activities	(5,985)	(2,048)	(17,701)	(9,238)
Cash flows from financing activities:
Payments on capital lease obligations	(2,563)	(77)	(2,598)	(735)
Drawdowns on line of credit	—	—	—	17,000
Payments on line of credit	—	—	(17,000)	—
Capitalized financing costs	—	—	—	(140)
Proceeds from finance obligations	—	—	—	1,429
Payments on finance obligations	—	—	—	(23,939)
Paydown on direct financing arrangement	(62)	(57)	(241)	(221)
Payments to retire convertible senior notes	—	—	—	(24,505)
Purchase of treasury stock	(1,389)	(464)	(1,396)	(479)
Net cash used in financing activities	(4,014)	(598)	(21,235)	(31,590)
Net increase (decrease) in cash and cash equivalents	(11,652)	(24,880)	9,790	(28,171)
Cash and cash equivalents, beginning of period	93,547	96,985	72,105	100,276
Cash and cash equivalents, end of period	$81,895	$72,105	$81,895	$72,105
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$20	$149	$453	$2,142
Taxes paid	283	2	580	2
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$116	$121	$497	$12
Equipment acquired under capital lease obligations	2,563	—	2,563	—
Equipment acquired under finance obligations	—	—	—	4,532
Lapse of rescission rights of redeemable stock	—	—	—	398

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. The accompanying unaudited consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $56.1 million and $76.2 million at March 31, 2013 and December 31, 2012, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.8 million and $1.9 million at March 31, 2013 and December 31, 2012, respectively, and was held primarily in cash or money market accounts.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2013:
	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents - Money market mutual funds	$56,070	$56,070	$—	$—
Trading securities held in a “rabbi trust” (1)	200	200	—	—
Total assets	$56,270	$56,270	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$255	$255	$—	$—
Restructuring (3)	620	—	—	620
Total liabilities	$875	$255	$—	$620

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$76,248	$76,248	$—	$—
Trading securities held in a “rabbi trust” (1)	264	264	—	—
Total assets	$76,512	$76,512	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$266	$266	$—	$—
Restructuring (3)	65	—	—	65
Total liabilities	$331	$266	$—	$65

(1)     — Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets

(2)   — Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

(3)     — The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

Restricted investments

In December 2009, we implemented a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $200,000 at March 31, 2013 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three months ended March 31, 2013 and 2012.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $875,000 and $797,000 at March 31, 2013 and December 31, 2012, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2013 and December 31, 2012, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $2.0 million and $1.9 million at March 31, 2013 and December 31, 2012, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets were $10.6 million and $12.9 million at March 31, 2013 and December 31, 2012, respectively.

Fixed assets

Fixed assets, which include assets such as technology infrastructure, internal-use software, website development, furniture and fixtures and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

Life (years)
Computer software	2-4
Computer hardware	3-4
Furniture and equipment	3-5

Leasehold improvements are amortized over the shorter of the term of the related leases or estimated useful lives.

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Cost of goods sold - direct	$104	$108
Technology	3,416	3,598
General and administrative	343	328
Total depreciation and amortization, including internal-use software and website development	$3,863	$4,034

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

During the three months ended March 31, 2013 and 2012, we capitalized $3.0 million and $1.5 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.7 million and $2.2 million for those respective periods.

Leases

We account for lease agreements as either operating or capital leases depending on certain defined criteria. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal feature, if any, are exercised.

Treasury stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Other long-term assets

Other long-term assets consist primarily of long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2013 and the year ended December 31, 2012.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at March 31, 2013 and December 31, 2012. There were no impairments to goodwill recorded during the three months ended March 31, 2013 and the year ended December 31, 2012.

Revenue recognition

We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 8—Business Segments).

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

Consignment

We offer a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our warehouses. We pay the consignment supplier upon shipment of the consigned merchandise to the consumer. Revenue from consignment service business was less than 1% of total net revenues as of March 31, 2013 and March 31, 2012, and is included in fulfillment partner segment on a gross basis.

International business

At March 31, 2013, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Less than 1% of our revenues as of March 31, 2013 and March 31, 2012 were from international customers.

Total revenues from International sales were $2.9 million and $2.3 million at March 31, 2013 and March 31, 2012 respectively.

Ecommerce marketplace channels

During 2012, we began offering some of our products for sale in online marketplaces of other Internet retailers’ websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, on a gross basis, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were less than 3% and less than 1% of our total net revenues for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Due to the program’s short history, currently no reward dollar breakage is recognized until the reward dollars expire.

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

The allowance for returns was $6.7 million and $10.6 million at March 31, 2013 and December 31, 2012 respectively. The decrease in allowance for returns at March 31, 2013 compared to December 31, 2012 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $130,000 and $182,000 at March 31, 2013 and December 31, 2012, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2013		2012
Total revenue, net	$311,994	100%	$262,367	100%
Cost of goods sold
Product costs and other cost of goods sold	239,197	77%	201,793	77%
Fulfillment and related costs	13,861	4%	13,066	5%
Total cost of goods sold	253,058	81%	214,859	82%
Gross profit	$58,936	19%	$47,508	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $16.5 million and $12.5 million during the three months ended March 31, 2013 and 2012, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $569,000 and $1.2 million at March 31,

2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable.

We have tax deductions from stock-based compensation that exceed the stock-based compensation recorded for such instruments. To the extent such excess tax benefits are ultimately realized, they will increase shareholders’ equity. We utilize the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits related to stock based compensation are the last to be realized.

Earnings per share

Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options, restricted stock awards and convertible senior notes are included in the calculation of diluted earnings per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2013	2012
Net income attributable to common shares	$7,697	$2,719
Net income per common share—basic:
Net income attributable to common shares—basic	$0.33	$0.12
Weighted average common shares outstanding—basic	23,594	23,392
Effect of dilutive securities:
Stock options and restricted stock awards	422	22
Weighted average common shares outstanding—diluted	24,016	23,414
Net income attributable to common shares—diluted	$0.32	$0.12

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2013	2012
Stock options and restricted stock units	575	1,375

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at	Accretion	Net Cash		Balance at
	12/31/2012	Expense	Payments	Adjustments	3/31/2013
Lease and contract termination costs	$1,197	$29	$(111)	$(432)	$683

We reversed $432,000 of lease termination costs during the three months ended March 31, 2013 due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We incurred $98,000 of lease termination costs liability during the three months ended March 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sub lessee and ceasing the use of one of our office facilities.

4. BORROWINGS

U.S. Bank Agreement

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. There were no amounts outstanding on the Credit Agreement at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

Until December 31, 2012, we were party to a Financing Agreement with U.S. Bank (the “Financing Agreement”). In November 2012, we repaid all amounts outstanding under the Financing Agreement. As of December 31, 2012, no amounts were outstanding under the Financing Agreement. The Financing Agreement expired in accordance with its terms on December 31, 2012. The maximum credit potentially available under the revolving facility was $20 million. Our obligations under the Financing Agreement and all related agreements were secured by all or substantially all of our assets, excluding our interest in certain litigation.

Advances under the Financing Agreement bore interest at one-month LIBOR plus 2.5%. We had also entered into an interest rate cap agreement with U.S. Bank with an effective date of October 1, 2011 which limited our exposure for one-month LIBOR at 0.5% for the term of the Financing Agreement.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2013, $4.8 million was outstanding and $200,000 was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. Subsequent to entering into the lease we paid the entire $2.6 million in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at March 31, 2013.

Fixed assets included assets under capital leases of $4.2 million and $1.7 million and accumulated depreciation related to assets under capital leases of $1.7 million and $1.7 million, at March 31, 2013 and December 31, 2012, respectively. Depreciation expense of assets recorded under capital leases was $1,000 and $129,000, for the three months ended March 31, 2013 and 2012, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2013, are as follows (in thousands):

Payments due by period
2013 (remainder)	$7,297
2014	9,899
2015	8,320
2016	1,630
2017	183
Thereafter	—
$27,329

Rental expense for operating leases totaled $2.1 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. Estimated sublease income of $87,000 is anticipated to be received in the next 12 months.

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair

Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment has been entered. We have appealed. The defendants applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We challenged the application as excessive under California law, and, following hearing, the amount was reduced to $689,471, which will be payable only if we do not succeed on our appeal of the summary judgment. The nature of the loss contingencies relating to any court costs ordered against us are described above.

On May 30, 2008, we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We determined not to pursue at the trial court level our claims that the law is unconstitutional as applied and proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 28, 2013, New York State Court of Appeals denied the appeal. We intend to appeal to the Supreme Court of the United States.

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the Court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the Court entered an order accepting settlement. Various parties appealed and on September 20, 2012, the Federal Appeals Court for the 9th Circuit upheld the settlement. Appealing parties have petitioned for a rehearing. On February 26, 2013, the Court denied the petition. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $158,246 as of March 31, 2013. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges we failed to properly disclose our returns policy to her and that we improperly imposed a “restocking” charge on her return of a vacuum cleaner. We filed a motion to dismiss based upon assertions that our agreement with our customers requires all such actions to be arbitrated in Salt Lake City, Utah. Alternatively, we asked that the case be transferred to the United States District Court for the District of Utah, so that arbitration may be compelled in that district. On September 8, 2009, the motion to dismiss or transfer was denied, the court stating that our browsewrap agreement was insufficient under New York law to establish an agreement with the customer to arbitrate disputes in Utah. On October 8, 2009, we filed a Notice of Appeal of the court’s ruling. The appeal was denied. On December 31, 2010, Hines filed an amended complaint. The amended complaint eliminated common law fraud claims and breach of contract claims and added claims for breach of Utah’s consumer protection statute and various other state consumer protection statutes. The amended complaint also asks for an injunction. We filed motions to dismiss and to decertify the class. The court has not ruled on these motions. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

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

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding of invalidity of the Alcatel-Lucent patent, having to do with a communications protocol. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial which was denied. Alcatel-Lucent has filed an appeal which we have opposed. The appeal is set for hearing May 10, 2013.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The suit is in the discovery stage. Trial has been set tentatively for September 9, 2013. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action.

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

On November 18, 2011, Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain “methods for presenting exercise protocols to a user and evaluating the effectiveness of the same.” We tendered the defense of this action to an indemnitor which accepted the defense. We have answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have answered the complaint. We tendered the defense of the case to an indemnitor. The case against us was stayed July 10, 2012, pending resolution of the declaratory action. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We have answered the complaint. The case is in discovery. On January 28, 2013, we filed a motion for summary judgment for invalidity on two claims of the patent. The court has yet to rule on the motion. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights, if any, with our vendors.

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

On July 16, 2012, Digitech Image Technologies, LLC filed against us and forty-five other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. We tendered defense of the case to an indemnitor which accepted the defense. Following a ruling in our favor, the case was dismissed and in September 2012, Digitech filed a new complaint in the same court on the same infringement claims. In the new action, our indemnitor continues to defend the case and has filed a motion to stay on our behalf. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to cooperate with our indemnitor and vigorously defend this action.

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

On February 11, 2013, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, filed suit against us in the United States District Court in Eastern District of Texas for infringement of patents covering products and services that verify the delivery and integrity of email messages. We tendered defense of the case to an indemnitor which accepted the defense. We have not answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

On April 23, 2013, Eclipse IP, LLC filed suit against us in the United States District Court in Eastern District of Texas for infringement of patents covering “secure notification messaging systems and methods using authentication indicia.”  We are presently examining whether we are indemnified by any vendor. We have not yet been served nor answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2013, we have accrued $3.0 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2013	2012
Stock options	$—	$3
Restricted stock awards	752	810
Total stock-based compensation expense	$752	$813

Restricted stock awards

During the three months ended March 31, 2013, the Compensation Committee of the Board of Directors approved grants of 240,000 restricted stock awards to our officers, board members and employees. The restricted stock awards vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2013, there were 801,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2013 was $14.68.

The following table summarizes restricted stock award activity during the three months ended March 31, 2013 (in thousands):

	Three months ended March 31, 2013
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	1,003	$8.81
Granted at fair value	240	14.68
Vested	(293)	9.58
Forfeited	(149)	9.37
Outstanding—end of period	801	$10.19

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three months ended March 31, 2013 and 2012. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	Direct	Fulfillment partner	Total
2013
Revenue, net	$41,942	$270,052	$311,994
Cost of goods sold	37,149	215,909	253,058
Gross profit	$4,793	$54,143	$58,936
Operating expenses			(51,521)
Other income (expense), net			328
Provision for income taxes			46
Net income			$7,697

2012
Revenue, net	$40,897	$221,470	$262,367
Cost of goods sold	37,630	177,229	214,859
Gross profit	$3,267	$44,241	$47,508
Operating expenses			(45,033)
Other income (expense), net			253
Provision for income taxes			9
Net income			$2,719

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

For the three months ended March 31, 2013 and 2012, over 99% of sales were made to customers in the United States of America. At March 31, 2013 and December 31, 2012, all of our fixed assets were located in the United States of America.

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

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

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

•                        problems with fraudulent purchases;

•                        problems we may encounter as a result of counterfeit items or the listing or sale of pirated, counterfeit or illegal items by third parties;

•                        difficulties we may have financing our operations or expansion with either internally generated funds or external sources of financing;

•                        the extent to which we owe income taxes or are required to collect sales taxes or to modify our business model in order to avoid being required to collect sales taxes;

•                        competition;

•                        difficulties with the management of our growth;

•                        fluctuations in our operating results;

•                        our efforts to expand internationally;

•                        the outcomes of legal proceedings, investigations and claims;

•                        our inability to optimize our warehouse operations;

•                        risks of inventory management and seasonality; and

•                        the other risks described in our public filings.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and those described in Item 1A under the caption “Risk Factors” included in this Form 10-Q for the three months ended March 31, 2013. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other events.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investors Relations section of our main website www.overstock.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

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

As used herein, “Overstock,” “Overstock.com,”, “O.co,”  “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Net income was $7.7 million in Q1 2013 compared to $2.7 million in Q1 2012. The $5.0 million year-over-year improvement in net income resulted primarily from revenue growth of 19% and an 80 basis point improvement in gross margin (together, resulting in an $11.4 million increase in gross profit). This increase in gross profit was partially offset by a $6.5 million increase in operating expenses.

Revenues in Q1 2013 increased 19% compared to Q1 2012. The growth in revenue was primarily due to a 21% increase in average order size, from $126 to $153, largely due to a sales mix shift into the home and garden category, partially offset by a small decrease in the number of customer orders.

Gross profit increased 24% compared to Q1 2012 primarily as a result of that revenue growth and a shift in product sales mix into higher margin home and garden products, as well as lower warehousing costs, partially offset by higher freight costs.

Sales and marketing expenses increased as a percentage of revenue to 6.0% in Q1 2013 from 5.5% in Q1 2012 primarily due to increased expenditures in the sponsored search marketing channel due to a higher portion of our revenue being generated through that channel.

As a result, we had a 22% increase in Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) compared to Q1 2012. Contribution margin was 12.9%, for Q1 2013, up from 12.6% in Q1 2012

Technology expense in Q1 2013 increased $2.5 million compared to Q1 2012, primarily due to an increase in staff-related costs. General and administrative expenses in Q1 2013 remained relatively flat compared to Q1 2012.

Working capital improved from $7.5 million at December 31, 2012 to $8.5 million at March 31, 2013.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2013	2012
	(as a percentage of total net revenue)
Revenue, net
Direct	13.4%	15.6%
Fulfillment partner	86.6	84.4
Total net revenue	100.0	100.0
Cost of goods sold
Direct	11.9	14.3
Fulfillment partner	69.2	67.6
Total cost of goods sold	81.1	81.9
Gross profit	18.9	18.1
Operating expenses:
Sales and marketing	6.0	5.5
Technology	5.8	6.0
General and administrative	4.8	5.6
Restructuring	(0.1)	—
Total operating expenses	16.5	17.2
Operating income	2.4	0.9
Interest income	—	—
Interest expense	—	(0.1)
Other income, net	0.1	0.2
Net income before income taxes	2.5	1.0
Provision for income taxes	—	—
Net income	2.5%	1.0%

Comparisons of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

Revenue

The following table reflects our net revenues for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$41,942	$40,897	$1,045	2.6%
Fulfillment partner	270,052	221,470	48,582	21.9%
Total revenue, net	$311,994	$262,367	$49,627	18.9%

Total net revenue for the three months ended March 31, 2013 increased 19% primarily due to a 21% increase in average order size, partially offset by a small decrease in number of customer orders.

The primary reason for increased direct revenue for the three months ended March 31, 2013 was a continued shift in sales mix particularly into our home and garden products, partially offset by a decrease in sales of clothing and shoes due to our continued shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in fulfillment partner revenue for the three months ended March 31, 2013 was an increase in sales of home and garden products.

The shift of business from direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we do not have particular goals for an “appropriate” mix or percentage for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and with the exception of a transition of our direct clothing and shoes category to a fulfillment partner model to reduce our seasonal inventory risks, we do not currently foresee any material shifts in mix.

Total revenues from international sales were $2.9 million and $2.3 million for the three months ended March 31, 2013 and 2012, respectively.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended March 31, 2013 (in thousands):

	Three months ended March 31, 2013
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(12,367)	$(2,084)
1	$(4,991)	$(834)
As reported	As reported	As reported
-1	$3,450	$581
-2	$6,925	$1,167

See “Executive Commentary” above for additional discussion regarding revenue.

Gross profit

Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in vendor and / or customer pricing, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$41,942	$40,897	$1,045	2.6%
Fulfillment partner	270,052	221,470	48,582	21.9%
Total net revenues	$311,994	$262,367	$49,627	18.9%
Cost of goods sold
Direct	$37,149	$37,630	$(481)	(1.3)%
Fulfillment partner	215,909	177,229	38,680	21.8%
Total cost of goods sold	$253,058	$214,859	$38,199	17.8%
Gross Profit
Direct	$4,793	$3,267	$1,526	46.7%
Fulfillment partner	54,143	44,241	9,902	22.4%
Total gross profit	$58,936	$47,508	$11,428	24.1%

Gross margins for the past five quarterly periods and fiscal year ending 2012 were:

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012	Q1 2013
Direct	8.0%	8.3%	10.3%	11.5%	9.6%	11.4%
Fulfillment Partner	20.0%	19.6%	19.4%	18.9%	19.4%	20.0%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%	18.9%

The 340 basis point increase in direct gross margin for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is primarily due to a shift in sales mix into higher margin home and garden products, as well as lower warehousing costs, partially offset by higher freight costs.

Fulfillment partner gross margin remained flat for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Cost of goods sold includes stock-based compensation expense of $48,000 and $60,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2013		2012
Total revenue, net	$311,994	100%	$262,367	100%
Cost of goods sold
Product costs and other cost of goods sold	239,197	77%	201,793	77%
Fulfillment and related costs	13,861	4%	13,066	5%
Total cost of goods sold	253,058	81%	214,859	82%
Gross profit	$58,936	19%	$47,508	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs decreased from 5% to 4% during the three months ended March 31, 2013 primarily due to a decrease in warehousing costs.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$18,705	$14,475	$4,230	29.2%
Sales and marketing expenses as a percent of net revenues	6.0%	5.5%

Sales and marketing expenses as a percentage of revenue increased from 5.5% to 6.0% for the three months ended March 31, 2013 primarily due to increased expenditures in the sponsored search marketing channel due to a larger portion of our revenue being generated through that channel.

Sales and marketing expenses include stock-based compensation expense of $25,000 and $101,000 for the three months ended March 31, 2013 and 2012, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather they are accounted for as a reduction of revenue and therefore affect revenues and gross margin. We consider discounted shipping and other promotions, such as our new policy of free shipping on orders over $50 introduced in early January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions and website search, and in expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure.

The following table reflects our technology expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
Technology expenses	$18,160	$15,638	$2,522	16.1%
Technology expenses as a percent of net revenues	5.8%	6.0%

The $2.5 million increase for the three months ended March 31, 2013 is primarily due to an increase in staff-related costs.

Technology expenses include stock-based compensation expense of $124,000 and $176,000 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012	$ Change	% Change
General and administrative expenses	$15,088	$14,822	$266	1.8%
General and administrative expenses as a percent of net revenues	4.8%	5.6%

General and administrative expenses (“G&A”) for the three months ended March 31, 2013 remained relatively flat compared to March 31, 2012.

G&A expenses include stock-based compensation expense of approximately $555,000 and $476,000 for the three months ended March 31, 2013 and 2012, respectively.

Restructuring

We reversed $432,000 of lease termination costs during the three months ended March 31, 2013 due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We incurred $98,000 of lease termination costs liability during the three months ended March 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sub lessee and ceasing the use of one of our office facilities.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Cost of goods sold - direct	$104	$108
Technology	3,416	3,598
General and administrative	343	328
Total depreciation and amortization, including internal-use software and website development	$3,863	$4,034

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash and cash equivalents. Interest income for the three months ended March 31, 2013 and 2012 totaled $34,000 and $29,000, respectively.

Interest expense

Interest expense is primarily related to interest incurred on line of credit and our capital leases. Interest expense for the three months ended March 31, 2013 and 2012 totaled $51,000 and $208,000, respectively. The decrease is primarily due to our repayment of the $17.0 million in advances under the U.S. Bank Financing Agreement in November 2012.

Other income, net

Other income, net for the three months ended March 31, 2013 and 2012 totaled $345,000 and $432,000, respectively. The decrease was primarily due to a decrease in gift card breakage.

Income taxes

Our provision (benefit) for income taxes for the three months ended March 31, 2013 and 2012 of $46,000 and $9,000 is for federal alternative minimum tax, state taxes and certain income tax uncertainties, including interest and penalties. As of March 31, 2013 and December 31, 2012 we had federal net operating loss carry forwards of approximately $173.8 million and $174.1 million, respectively, and state net operating loss carry forwards of approximately $151.8 million and $151.6 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. Ownership changes under Internal Revenue Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our net operating loss carry forwards will begin to expire in 2019.

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

The following table reflects our total net revenues for each of the quarters in 2013, 2012 and 2011 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2013	$311,994	$	N/A	$	N/A	$	N/A
2012	$262,367		$239,536		$255,352		$342,034
2011	$265,470		$234,992		$239,738		$314,077

Liquidity and Capital Resources

Current sources of liquidity

While we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months; we may require additional financing. Although we may attempt to obtain additional financing, there can be no assurance that we will be able to do so. There can be no assurance that if additional financing is necessary it will be available, or, if available, that such financing can be obtained on satisfactory terms. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2013, our only available credit facility was a $3.0 million facility solely to support letters of credit. At March 31, 2013, our cash and cash equivalents balance was $81.9 million.

Cash flow information is as follows:

	Three months ended March 31,		Twelve months ended March 31,
	2013	2012	2013	2012
Cash provided by (used in):
Operating activities	$(1,653)	$(22,234)	$48,726	$12,657
Investing activities	(5,985)	(2,048)	(17,701)	(9,238)
Financing activities	(4,014)	(598)	(21,235)	(31,590)

Free Cash Flow.

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2013 and 2012, was $(7.7) million and $(24.4) million, respectively and $32.3 million and $3.5 million for the twelve months ended March 31, 2013 and 2012, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities.

For the three months ended March 31, 2013 and 2012, our operating activities resulted in net cash outflows of $1.7 million and $22.2 million, respectively.

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

The $1.7 million of net cash used in operating activities during the three months ended March 31, 2013 was primarily for payments of accounts payable of $15.7 million following the holiday season and a decrease in deferred revenue of $6.9 million, partially offset by a combined increase in inventory and accounts receivable of $8.4 million, net income of $7.7 million, and non-cash depreciation, amortization and stock compensation expense of $4.6 million.

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

Cash flows from investing activities.

Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs. For the three months ended March 31, 2013 and 2012, investing activities resulted in net cash outflows of $6.0 million and $2.0 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities.

For the three months ended March 31, 2013 and 2012, financing activities resulted in net cash outflows of $4.0 million and $598,000, respectively.

The $4.0 million used in financing activities during the three months ended March 31, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $598,000 used in financing activities during the three months ended March 31, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	7,297	9,899	8,320	1,630	183	—	27,329
Naming rights	1,273	1,311	1,351	1,391	—	—	5,326
Purchase obligations	14,375	—	—	—	—	—	14,375
Other	1,974	2,366	107	—	—	—	4,447
Total contractual cash obligations	$24,919	$13,576	$9,778	$3,021	$183	$—	$51,477

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2013	2014	2015	2016	2017	Thereafter	Total
Letters of credit	$1,780	$—	$—	$—	$—	$—	$1,780

Operating Leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum (now known as “O.co Coliseum”). Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of purchase orders we had outstanding at March 31, 2013. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Other

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $332,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Borrowings

U.S. Bank Agreements

In November 2012, we repaid all amounts outstanding under our Financing Agreement with U.S. Bank National Association (“U.S. Bank”). At December 31, 2012, no amounts were outstanding under the Financing Agreement. The Financing Agreement expired in accordance with its terms on December 31, 2012; and we entered into a $3 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. There were no amounts outstanding on the Credit Agreement at March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2013, $4.8 million was outstanding and $200,000 was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. Subsequent to entering into the lease we paid the entire $2.6 million in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the critical accounting policies previously disclosed in that report.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin.

Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our statement of operations) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed together with our GAAP results, we believe Contribution and Contribution Margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2013		2012
Total net revenue	$311,994	100%	$262,367	100%
Cost of goods sold	253,058	81.1%	214,859	81.9%
Gross profit	58,936	18.9%	47,508	18.1%
Less: Sales and marketing expense	18,705	6.0%	14,475	5.5%
Contribution and contribution margin	$40,231	12.9%	$33,033	12.6%

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

	Three months ended March 31,		Twelve months ended March 31,
	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$(1,653)	$(22,234)	$48,726	$12,657
Expenditures for fixed assets, including internal-use software and website development	(6,062)	(2,127)	(16,424)	(9,192)
Free cash flow	$(7,715)	$(24,361)	$32,302	$3,465

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

New disclosure and reporting requirements, established under existing or new state or federal laws, such as rules regarding requirements to identify the origin and existence of certain “conflict minerals” or regarding the disclosure of abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

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

Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described under “Risk Factors” in our most recent Annual Report on Form 10-K or herein could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio, except, prior to January 1, 2013, for an interest rate cap agreement on our line of credit (which expired December 31, 2012), and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

At March 31, 2013, we had $81.9 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $819,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2013, letters of credit totaling $1.8 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $18,000 on our earnings or loss, or cash flows of these instruments, if the letters of credit were fully drawn.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We have a history of losses and we may incur operating and net losses in the foreseeable future. At March 31, 2013, our accumulated deficit was $239 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $7.7 million for the three months ended March 31, 2013 and $14.7 million in 2012, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

We are an e-commerce business and we depend on the continued use of the Internet and the adequacy of the Internet infrastructure.

Our business depends upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the Internet for e-commerce include:

•                  actual or perceived lack of security of information or privacy protection;

•                  cyber-attacks or other disruptions or damage to the Internet or to users’ computers;

•                  significant increases in the costs of transportation of goods; and

•                  taxation and governmental regulation.

We depend on our relationships with independent fulfillment partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At March 31, 2013, we had relationships with approximately 2,100 independent fulfillment partners whose products we offer for sale on our Website. Products provided by our fulfillment partners accounted for 87% of our net revenues for the three months ended March 31, 2013. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

We depend on our fulfillment partners to perform certain services regarding the products that we offer.

In general, we agree to offer the fulfillment partners’ products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations with respect to their respective products, including maintaining inventory, preparing merchandise for shipment to individual customers and delivering purchased merchandise on a timely basis. We may be unable to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and the Overstock.com brand could suffer.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

Global sourcing of many of the products we sell is an important aspect of our business. We depend on our ability to access products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. Further, our customers count on us to provide them with safe products. Concerns regarding the safety of products that we source from our suppliers and then sell could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance. Further, we sell products manufactured for us by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

We rely upon third party delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping costs or delivery times, particularly during the holiday season, could harm our business. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative carriers on a timely basis, upon terms we find acceptable, or at all. Changing carriers, or absence of carrier availability, could have a material adverse effect on our business.

We depend upon our credit card processors and payment card associations.

Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us. The credit card processors have the right to withhold funds otherwise payable to us to establish or increase a reserve based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers’ credit cards at any time, and have done so from time to time in the past. We are also subject to payment card associations’ operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments. In addition, events affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors, could have a material adverse effect on our business.

We rely upon paid and natural search engines like Google, Bing, and Yahoo to rank our product offerings and may at times be subject to ranking penalties if they believe we are not in compliance with their guidelines.

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results lists furnished to users attract the largest visitor share among similar Internet sites. Among retail Internet sites, those sites achieving the highest natural search ranking often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms used by these sites. If these rules and guidelines or the search engine algorithms change, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in February 2011 through April 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business.

In addition, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Our inability to place products on or access these sites may have a material adverse effect on our business.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks wherein attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could harm our business.

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

We depend on our fulfillment partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. We also depend on delivery services to deliver products, and on other service providers, including suppliers of services which support Website operations, including payment systems, customer service support, and communications. Cyber-attacks affecting our delivery services or any of our most significant suppliers or affecting a significant number of our suppliers of products or services could have a material adverse effect on our business. The adverse effects could include our inability to source product or fulfill orders, our customers’ or suppliers’ inability to contact us or access our Website or call centers or chat lines, or the compromise of our customers’ confidential data.

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

•                  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Zappos.com.; and

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Several other states currently have similar tax proposals under consideration. In a case that is now on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation has issued additional estimated assessments of estimated tax, interest and penalties totaling $158,246 as of March 31, 2013. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination. If Ohio is successful and its assessment withstands constitutional challenge in both administrative and judicial appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

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

The Internet and the online commerce industry are changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. If we fail to do so, we may lose customers. If competitors introduce new products or services using new technologies or if new industry standards and practices emerge, our Website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could harm our business.

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

We may incur substantial indebtedness.

At March 31, 2013, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. Although we have reduced our indebtedness substantially over the last several years, in the future we may again incur substantial indebtedness. Any such indebtedness would increase our business risks, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

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

We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. If we do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to do so could negatively impact our operating results and customer experience.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. On February 12, 2013 we announced that our Chief Executive Officer and Chairman of the Board, Dr. Patrick M. Byrne, was taking a personal leave of absence for medical reasons. On April, 15, 2013, we announced that Dr. Patrick M. Byrne has resumed his duties as Chief Executive Officer. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

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

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors may now have or may in the future develop technologies that are as good as or better than our technology without violating our proprietary rights. Our failure to protect our software and other proprietary intellectual property rights or to utilize technologies that are as good as our competitors’ could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Website to protect their intellectual property rights, including their domain names, could impair our operations. These failures could harm our business.

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

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot assure that sellers will comply with all laws and regulations applicable to them and their transactions. The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our listing service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our service that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing service. Further, like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. To the extent that current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business. In addition, any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and the Overstock.com brand name generally.

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

We and our chairman of the board of directors, Patrick M. Byrne, have from time to time made public statements regarding our or his beliefs about matters of public interest, including statements regarding naked short selling and regulatory capture. Some of those public statements have been critical of the Securities and Exchange Commission and other regulatory agencies. These public statements may have consequences for us, whether as a result of increased regulatory scrutiny or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser” as defined in Rule 10b-18(a) (3) under the Exchange Act, of shares of the our common stock made during each month within the first quarter of 2013, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

The footnotes to the table indicate the date each plan or program was announced, the dollar amount or share amount approved, the expiration date, if any, of each plan or program, each plan or program that has expired during the period covered by the table, and each plan or program we have determined to terminate prior to expiration, or under which we do not intend to make further purchases.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	66,375		$15.35	—	$—
February 1, 2013 to February 28, 2013	27,766		$13.39	—	—
March 1, 2013 to March 31, 2013	—		—	—	—
Total	94,141	(1)		—	$—

(1)    Represents shares withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants. No shares were repurchased in the open market.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Description of unwritten bonus pool plan adopted January 14, 2013 (incorporated by reference to our Report on Form 8-K (File No. 000-49799) filed on January 18, 2013).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer

	31.2	Exhibit 31.2 Certification of Chief Financial Officer

	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

101

The following financial information from our Quarterly Report on From 10-Q for the first quarter of fiscal 2013, filed with the SEC on April 25, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2013	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management