Form 10-Q
period 2013-06-30
OVERSTOCK.COM, INC
filed 2013-07-25
CIK 1130713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 23,749,066 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 18, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$84,737	$93,547
Restricted cash	1,780	1,905
Accounts receivable, net	14,582	19,273
Inventories, net	20,989	26,464
Prepaid inventories, net	1,652	1,912
Prepaids and other assets	16,785	12,897
Total current assets	140,525	155,998
Fixed assets, net	25,541	21,037
Goodwill	2,784	2,784
Other long-term assets, net	2,476	2,166
Total assets	$171,326	$181,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,498	$62,416
Accrued liabilities	47,064	47,674
Deferred revenue	29,859	38,411
Total current liabilities	126,421	148,501
Other long-term liabilities	1,383	2,522
Total liabilities	127,804	151,023
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,873 and 26,481
Outstanding shares - 23,749 and 23,451	2	2
Additional paid-in capital	359,449	356,895
Accumulated deficit	(235,701)	(247,096)
Treasury stock:
Shares at cost - 3,124 and 3,030	(80,228)	(78,839)
Total stockholders’ equity	43,522	30,962
Total liabilities and stockholders’ equity	$171,326	$181,985

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue, net
Direct	$36,250	$33,936	$78,192	$74,833
Fulfillment partner	256,954	205,600	527,006	427,070
Total net revenue	293,204	239,536	605,198	501,903
Cost of goods sold
Direct(1)	31,842	31,108	68,991	68,738
Fulfillment partner	203,523	165,259	419,432	342,488
Total cost of goods sold	235,365	196,367	488,423	411,226
Gross profit	57,839	43,169	116,775	90,677
Operating expenses:
Sales and marketing(1)	19,208	13,512	37,913	27,987
Technology(1)	17,920	15,122	36,080	30,760
General and administrative(1)	16,585	14,516	31,673	29,338
Restructuring	(39)	—	(471)	98
Total operating expenses	53,674	43,150	105,195	88,183
Operating income	4,165	19	11,580	2,494
Interest income	32	27	66	56
Interest expense	(37)	(253)	(88)	(461)
Other income (expense), net	(150)	719	195	1,151
Income before income taxes	4,010	512	11,753	3,240
Provision for income taxes	312	42	358	51
Net income	$3,698	$470	$11,395	$3,189
Net income per common share—basic:
Net income attributable to common shares—basic	$0.16	$0.02	$0.48	$0.14
Weighted average common shares outstanding—basic	23,714	23,437	23,654	23,382
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.15	$0.02	$0.47	$0.14
Weighted average common shares outstanding—diluted	24,283	23,464	24,158	23,399
Comprehensive income	$3,698	$470	$11,395	$3,189

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$32	$66	$80	$126
Sales and marketing	54	51	79	152
Technology	78	191	202	367
General and administrative	652	522	1,207	998
Total	$816	$830	$1,568	$1,643

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

 (Unaudited)

(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2012	26,481	$2	$356,895	$(247,096)	3,030	$(78,839)	$30,962
Net income	—	—	—	11,395	—	—	11,395
Stock-based compensation to employees and directors	—	—	1,568	—	—	—	1,568
Common stock issued upon vesting of restricted stock	334	—	—	—	—	—	—
Exercise of stock options	58	—	986	—	—	—	986
Purchase of treasury stock	—	—	—	—	94	(1,389)	(1,389)
Balance at June 30, 2013	26,873	$2	$359,449	$(235,701)	3,124	$(80,228)	$43,522

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income (loss)	$11,395	$3,189	$22,875	$(8,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,526	8,096	15,439	16,183
Realized gain from sale of marketable securities	(12)	(7)	(14)	(7)
Loss on disposition of fixed assets	—	61	11	61
Stock-based compensation to employees and directors	1,568	1,643	3,452	2,986
Amortization of debt discount and deferred loan costs	9	37	45	104
Loss on investment in precious metals	382	—	382	—
Loss from early extinguishment of debt	—	—	—	1,226
Restructuring charges (reversals)	(471)	98	(493)	98
Changes in operating assets and liabilities:
Restricted cash	125	(8)	264	351
Accounts receivable, net	4,691	3,417	(4,498)	(3,442)
Inventories, net	5,475	1,919	85	(4)
Prepaid inventories, net	260	(727)	102	(77)
Prepaids and other assets	(4,801)	(2,890)	(617)	975
Other long-term assets, net	123	889	(1,033)	499
Accounts payable	(12,924)	(29,651)	8,825	1,806
Accrued liabilities	(693)	(12,352)	11,200	3,373
Deferred revenue	(8,552)	(3,715)	5,596	2,809
Other long-term liabilities	(580)	60	(14)	324
Net cash provided by (used in) operating activities	3,521	(29,941)	61,607	19,258
Cash flows from investing activities:
Purchases of marketable securities	(95)	(55)	(122)	(136)
Purchases of intangible assets	—	(6)	—	(10)
Sales of marketable securities	152	154	152	154
Investment in precious metals	—	—	(1,397)	—
Expenditures for fixed assets, including internal-use software and website development	(9,296)	(6,503)	(15,282)	(11,220)
Proceeds from sale of fixed assets	—	55	1	55
Net cash used in investing activities	(9,239)	(6,355)	(16,648)	(11,157)
Cash flows from financing activities:
Payments on capital lease obligations	(2,563)	(112)	(2,563)	(274)
Drawdowns on line of credit	—	—	—	17,000
Payments on line of credit	—	—	(17,000)	—
Capitalized financing costs	—	—	—	(140)
Proceeds from finance obligations	—	—	—	681
Payments on finance obligations	—	—	—	(22,852)
Paydown on direct financing arrangement	(126)	(115)	(247)	(225)
Payments to retire convertible senior notes	—	—	—	(24,505)
Proceeds from exercise of stock options	986	—	986	—
Purchase of treasury stock	(1,389)	(464)	(1,396)	(468)
Net cash used in financing activities	(3,092)	(691)	(20,220)	(30,783)
Net increase (decrease) in cash and cash equivalents	(8,810)	(36,987)	24,739	(22,682)
Cash and cash equivalents, beginning of period	93,547	96,985	59,998	82,680
Cash and cash equivalents, end of period	$84,737	$59,998	$84,737	$59,998
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$39	$294	$327	$1,472
Taxes paid	293	4	588	4
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$127	$279	$350	$(666)
Equipment acquired under capital lease obligations	2,563	—	2,563	1,391
Lapse of rescission rights of redeemable stock	—	—	—	109

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.

Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $51.1 million and $76.2 million at June 30, 2013 and December 31, 2012, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.8 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively.

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

This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$51,074	$51,074	$—	$—
Trading securities held in a “rabbi trust” (1)	221	221	—	—
Total assets	$51,295	$51,295	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$285	$285	$—	$—
Restructuring (3)	581	—	—	581
Total liabilities	$866	$285	$—	$581

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$76,248	$76,248	$—	$—
Trading securities held in a “rabbi trust” (1)	264	264	—	—
Total assets	$76,512	$76,512	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$266	$266	$—	$—
Restructuring (3)	65	—	—	65
Total liabilities	$331	$266	$—	$65

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

Restricted investments

We have a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $221,000 at June 30, 2013 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2013 and 2012.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $123,000 and $797,000 at June 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the three months ended June 30, 2013, which had no effect on results of operations for the period as the items had been previously reserved.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2013 and December 31, 2012, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.7 million and $1.9 million at June 30, 2013 and December 31, 2012, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs, as well as investments in precious metals. Total prepaids and other assets were $16.8 million and $12.9 million at June 30, 2013 and December 31, 2012, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold - direct	$101	$120	$205	$228
Technology	3,242	3,600	6,658	7,199
General and administrative	320	342	663	669
Total depreciation and amortization, including internal-use software and website development	$3,663	$4,062	$7,526	$8,096

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

During the three months ended June 30, 2013 and 2012, we capitalized $2.6 million and $2.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.0 million and $2.2 million for those respective periods. During the six months ended June 30, 2013 and 2012, we capitalized $5.5 million and $3.9 million, respectively, of such costs and had amortization of $3.7 million and $4.3 million for those respective periods.

Leases

We account for lease agreements as either operating or capital leases depending on certain defined criteria. In certain of our lease agreements, we receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. Additionally, tenant improvement allowances are amortized as a reduction in rent expense over the term of the lease. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised.

Treasury stock

We account for treasury stock under the cost method and include treasury stock as a component of stockholders’ equity.

Other long-term assets

Other long-term assets consist primarily of long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended June 30, 2013 and the year ended December 31, 2012.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at June 30, 2013 and December 31, 2012. There were no impairments to goodwill recorded during the three months ended June 30, 2013 or the year ended December 31, 2012.

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

Consignment

We offer a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our warehouses. We pay the consignment supplier upon shipment of the consigned merchandise to the consumer. Revenue from consignment service business was less than 1% of total net revenues for the three and six months ended June 30, 2013 and June 30, 2012, and is included in fulfillment partner segment on a gross basis.

International business

At June 30, 2013, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner.

Total revenues from International sales were $2.9 million and $2.0 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Total revenues from International sales were $5.8 million and $4.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively.

Ecommerce marketplace channels

During 2012, we began offering some of our products for sale in online marketplaces of other Internet retailers’ websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, on a gross basis, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 2% and less than 1% of our total net revenues for the three months ended June 30, 2013 and June 30, 2012 respectively, and approximately 3% and less than 1% of our total net revenues for the six months ended June 30, 2013 and June 30, 2012 respectively.

Other businesses

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues for the three and six months ended June 30, 2013 and June 30, 2012 respectively.

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

The allowance for returns was $6.7 million and $10.6 million at June 30, 2013 and December 31, 2012 respectively. The decrease in allowance for returns at June 30, 2013 compared to December 31, 2012 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $76,000 and $182,000 at June 30, 2013 and December 31, 2012, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Total revenue, net	$293,204	100%	$239,536	100%	$605,198	100%	$501,903	100%
Cost of goods sold
Product costs and other cost of goods sold	222,403	76%	184,121	77%	461,600	76%	385,914	77%
Fulfillment and related costs	12,962	4%	12,246	5%	26,823	4%	25,312	5%
Total cost of goods sold	235,365	80%	196,367	82%	488,423	81%	411,226	82%
Gross profit	$57,839	20%	$43,169	18%	$116,775	19%	$90,677	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $16.9 million and $11.6 million during the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, advertising expenses totaled $33.4 million and $24.1 million, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.3 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

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

Income taxes

Our tax provision from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.

At June 30, 2013 and December 31, 2012, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable. To the extent that we remain profitable for the foreseeable future, the full or partial release of the valuation allowance could occur in the near term.

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

Earnings per share

Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and restricted stock awards are included in the calculation of diluted earnings per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income attributable to common shares	$3,698	$470	$11,395	$3,189
Net income per common share—basic:
Net income attributable to common shares—basic	$0.16	$0.02	$0.48	$0.14
Weighted average common shares outstanding—basic	23,714	23,437	23,654	23,382
Effect of dilutive securities:
Stock options and restricted stock awards	569	27	504	17
Weighted average common shares outstanding—diluted	24,283	23,464	24,158	23,399
Net income attributable to common shares—diluted	$0.15	$0.02	$0.47	$0.14

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options and restricted stock units	36	709	53	892

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at	Accretion	Net Cash		Balance at
	12/31/2012	Expense	Payments	Adjustments	6/30/2013
Lease and contract termination costs	$1,197	$45	$(190)	$(471)	$581

We reversed $39,000 of lease termination costs during the three months ended June 30, 2013 as a result of our exercising an early termination option available to us in one of our operating leases and a change in estimate of sublease income related to that same lease. We reversed $471,000 of lease termination costs during the six months ended June 30, 2013 primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. Restructuring charges were zero and $98,000 during the three months and six months ended June 30, 2012, respectively, due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sub-lessee and ceasing the use of some of our office facilities.

4. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. Amounts outstanding under the Credit Agreement were zero at June 30, 2013 and December 31, 2012.

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

As of June 30, 2013 and December 31, 2012, no amounts were outstanding under the Financing Agreement. At June 30, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2013, $2.9 million was outstanding and $2.1 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at June 30, 2013.

Fixed assets included assets under capital leases of $4.2 million and $1.7 million and accumulated depreciation related to assets under capital leases of $1.8 million and $1.7 million, at June 30, 2013 and December 31, 2012, respectively. Depreciation expense of assets recorded under capital leases was $107,000 and $90,000, for the three months ended June 30, 2013 and 2012, respectively and $108,000 and $220,000, for the six months ended June 30, 2013 and 2012, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2013, are as follows (in thousands):

Payments due by period
2013 (remainder)	$4,351
2014	9,855
2015	8,304
2016	4,687
2017	3,922
Thereafter	36,263
$67,382

Rental expense for operating leases totaled $2.5 million and $2.2 million for the three months ended June 30, 2013 and 2012, respectively and $4.6 million and $4.4 million for the six months ended June 30, 2013 and 2012, respectively. Estimated sublease income of $58,000 is anticipated to be received in the next 12 months.

On May 13, 2013 we entered into a new operating lease for a warehouse facility that we have leased since September 2008. This lease extends the term of occupancy to August 31, 2026. The minimum future payments due under this new operating lease are included in the summary of future minimum lease payments for all operating leases in the table above.

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce,

Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment has been entered. We have appealed that decision and each side has appealed the trial court’s decisions regarding sealing of certain records in the case. The defendants applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We challenged the application, and the court reduced the amount to $689,471, which will be payable only if we do not succeed on our appeal of the summary judgment. The briefing of the appeals on both the records sealing and summary judgment is complete. The Court of Appeal has not set a date for oral argument. The nature of the loss contingencies relating to any court costs ordered against us are described above.

On May 30, 2008, we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision and the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We determined not to pursue at the trial court level our claims that the law is unconstitutional as applied and proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 28, 2013, New York State Court of Appeals denied the appeal. We intend to appeal to the Supreme Court of the United States and have been granted an extension for the filing of our petition for a writ of certiorari to commence the appeal.

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the Court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the Court entered an order accepting settlement. Various parties appealed and on September 20, 2012, the Federal Appeals Court for the 9th Circuit upheld the settlement. Appealing parties have petitioned for a rehearing. On February 26, 2013, the Court denied the petition. The appealing parties stated they intend to appeal to the United States Supreme Court. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In

September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $170,322 as of June 30, 2013. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination.

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

On or about September 25, 2009, Alcatel-Lucent USA, Inc. filed suit against us and 12 other defendants in the United States District Court in the Eastern District of Texas. We are alleged to have infringed three patents purportedly related to a communications protocol between a user and server terminals, text input functionalities and search processes. We believe a third party vendor of search products and services sold to us is contractually obligated to indemnify us in this action as it pertains to the search patent. On October 14, 2011, a jury returned a verdict in our favor, finding non-infringement on all asserted claims, on all patents, and finding invalidity of the communications protocol patent. On November 29, 2011, Alcatel-Lucent filed a motion for a new trial which was denied. Alcatel-Lucent appealed. The Court of Appeals heard the appeal May 10, 2013 and on May 15, 2013, the court upheld the jury verdict in all respects. Following the court’s ruling, Alcatel-Lucent informed us that it does not intend to contest the court’s ruling.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. The suit is in the discovery stage. Trial has been set for September 9, 2013. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action.

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

On November 18, 2011, Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain “methods for presenting exercise protocols to a user and evaluating the effectiveness of the same.” We tendered the defense of this action to an indemnitor which accepted the defense. The indemnitor has reached a tentative settlement with the Plaintiff which dismisses the case with no cost or contribution from us. The settlement is not yet final. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. Should settlement not conclude, we intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We have answered the complaint. We tendered the defense of the case to an indemnitor. The case against us was stayed July 10, 2012, pending resolution of a declaratory judgment action filed by our indemnitor against Pragmatus. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On July 16, 2012, Digitech Image Technologies, LLC filed against us and 45 other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. We tendered defense of the case to an indemnitor which accepted the defense. Following a ruling in our favor, the case was dismissed and in September 2012, Digitech filed a new complaint in the same court on the same infringement claims. In the new action, our indemnitor continues to defend the case and has filed a motion to stay on our behalf, which the Court granted on April 10, 2013. The court stayed the case in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to cooperate with our indemnitor and vigorously defend this action.

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

On April 23, 2013, Eclipse IP, LLC filed suit against us in the United States District Court in Eastern District of Texas for infringement of patents covering “secure notification messaging systems and methods using authentication indicia.” We were served with the complaint on May 10, 2013, and have answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. As of June 30, 2013, we have accrued $2.9 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	$—	$1	$—	$3
Restricted stock awards	816	829	1,568	1,640
Total stock-based compensation expense	$816	$830	$1,568	$1,643

Restricted stock awards

During the three and six months ended June 30, 2013, the Compensation Committee of the Board of Directors approved grants of 32,500 and 272,500 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2013, there were 751,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months and six months ended June 30, 2013 was $25.45 and $15.96, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2013 (in thousands):

	Six months ended June 30, 2013
		Weighted Average
		Grant Date
	Units	Fair Value
Outstanding—beginning of year	1,003	$8.81
Granted at fair value	273	15.96
Vested	(334)	10.14
Forfeited	(191)	9.41
Outstanding—end of period	751	$10.66

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and six months ended June 30, 2013 and 2012. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,			Six months ended June 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2013
Revenue, net	$36,250	$256,954	$293,204	$78,192	$527,006	$605,198
Cost of goods sold	31,842	203,523	235,365	68,991	419,432	488,423
Gross profit	$4,408	$53,431	$57,839	$9,201	$107,574	$116,775
Operating expenses			(53,674)			(105,195)
Other income (expense), net			(155)			173
Provision for income taxes			312			358
Net income			$3,698			$11,395

2012
Revenue, net	$33,936	$205,600	$239,536	$74,833	$427,070	$501,903
Cost of goods sold	31,108	165,259	196,367	68,738	342,488	411,226
Gross profit	$2,828	$40,341	$43,169	$6,095	$84,582	$90,677
Operating expenses			(43,150)			(88,183)
Other income (expense), net			493			746
Provision for income taxes			42			51
Net income			$470			$3,189

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

For the three and six months ended June 30, 2013 and 2012, 99% of sales were made to customers in the United States. At June 30, 2013 and December 31, 2012, all of our fixed assets were located in the United States.

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Form 10-Q in Part II, Item 1A under the caption “Risk Factors.” These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other events.

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

Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States, with a small amount of products (up to approximately 1% of our total net revenue) sold internationally.

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

Net income was $3.7 million in Q2 2013 compared to $0.5 million in Q2 2012. The $3.2 million year-over-year improvement in net income resulted primarily from revenue growth of 22% and a 170 basis point improvement in gross margin (together, resulting in a $14.7 million increase in gross profit). This increase in gross profit was partially offset by a $10.5 million increase in operating expenses.

Revenues in Q2 2013 increased 22% compared to Q2 2012. The growth in revenue was primarily due to a 21% increase in average order size, from $138 to $167, largely due to a sales mix shift into the home and garden category.

Gross profit increased 34% compared to Q2 2012 primarily as a result of that revenue growth and a shift in product sales mix into higher margin home and garden products, as well as lower warehousing costs, partially offset by higher freight costs.

Sales and marketing expenses increased as a percentage of revenue to 6.6% in Q2 2013 from 5.6% in Q2 2012 primarily due to increased expenditures in the sponsored search marketing channel due to a higher portion of our revenue being generated through that channel.

As a result, we had a 30% increase in Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) compared to Q2 2012. Contribution margin was 13.2% for Q2 2013, up from 12.4% in Q2 2012.

Technology expense in Q2 2013 increased $2.8 million compared to Q2 2012, primarily due to an increase in staff-related costs. General and administrative expense in Q2 2013 increased $2.1 million compared to Q2 2012, primarily due to increased legal fees and staff-related costs.

Working capital increased from $7.5 million at December 31, 2012 to $14.1 million at June 30, 2013.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	12.4%	14.2%	12.9%	14.9%
Fulfillment partner	87.6	85.8	87.1	85.1
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	10.9	13.0	11.4	13.7
Fulfillment partner	69.4	69.0	69.3	68.2
Total cost of goods sold	80.3	82.0	80.7	81.9
Gross profit	19.7	18.0	19.3	18.1
Operating expenses:
Sales and marketing	6.6	5.6	6.3	5.6
Technology	6.1	6.3	6.0	6.1
General and administrative	5.7	6.1	5.2	5.8
Restructuring	—	—	(0.1)	—
Total operating expenses	18.3	18.0	17.4	17.6
Operating income	1.4	—	1.9	0.5
Interest income	—	—	—	—
Interest expense	—	(0.1)	—	(0.1)
Other income (expense), net	(0.1)	0.3	—	0.2
Net income before income taxes	1.4	0.2	1.9	0.6
Provision for income taxes	0.1	—	0.1	—
Net income	1.3%	0.2%	1.9%	0.6%

Comparisons of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012, and Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012.

Revenue

The following table reflects our net revenues for the three months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,				Six months ended June 30,			%
	2013	2012	$ Change	% Change	2013	2012	$ Change	Change
Revenue, net
Direct	$36,250	$33,936	$2,314	6.8%	$78,192	$74,833	$3,359	4.5%
Fulfillment partner	256,954	205,600	51,354	25.0%	527,006	427,070	99,936	23.4%
Total revenue, net	$293,204	$239,536	$53,668	22.4%	$605,198	$501,903	$103,295	20.6%

The primary reason for increased total net revenue for the three and six months ended June 30, 2013 was a 21% increase in average order size from $138 to $167, and a 22% increase in average order size from $131 to $160, respectively.

The primary reason for increased direct revenue for the three and six months ended June 30, 2013 was a continued shift in sales mix into our home and garden products, partially offset by a decrease in sales of clothing and shoes due to a shift from a direct inventory-based model to a fulfillment partner-based model for clothing and shoes to reduce exposure from seasonal inventory and markdowns.

The primary reason for the increase in fulfillment partner revenue for the three and six months ended June 30, 2013 was an increase in sales of home and garden products.

The shift of business from direct to fulfillment partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. We believe that the mix of the business between direct and fulfillment partner is consistent with our strategic objectives for our business model in the current economic environment and we do not currently foresee any material shifts in mix.

We are seeking to increase participation in the Club O loyalty program as we have seen revenue, average order size and gross profit from customers with paid Club O memberships grow faster than from other customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, “Financial Statements (Unaudited)” —Note 2 —“Accounting Policies” under the section “Club O loyalty program.”

Total revenues from International sales were $2.9 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively and $5.8 million and $4.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended June 30, 2013 (in thousands):

	Three months ended June 30, 2013
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(11,831)	$(2,007)
1	$(5,002)	$(843)
As reported	As reported	As reported
-1	$3,431	$584
-2	$6,752	$1,149

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue, net
Direct	$36,250	$33,936	$2,314	6.8%	$78,192	$74,833	$3,359	4.5%
Fulfillment partner	256,954	205,600	51,354	25.0%	527,006	427,070	99,936	23.4%
Total net revenues	$293,204	$239,536	$53,668	22.4%	$605,198	$501,903	$103,295	20.6%
Cost of goods sold
Direct	$31,842	$31,108	$734	2.4%	$68,991	$68,738	$253	0.4%
Fulfillment partner	203,523	165,259	38,264	23.2%	419,432	342,488	76,944	22.5%
Total cost of goods sold	$235,365	$196,367	$38,998	19.9%	$488,423	$411,226	$77,197	18.8%
Gross Profit
Direct	$4,408	$2,828	$1,580	55.9%	$9,201	$6,095	$3,106	51.0%
Fulfillment partner	53,431	40,341	13,090	32.4%	107,574	84,582	22,992	27.2%
Total gross profit	$57,839	$43,169	$14,670	34.0%	$116,775	$90,677	$26,098	28.8%

Gross margins for the past six quarterly periods and fiscal year ending 2012 were:

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012	Q1 2013	Q2 2013
Direct	8.0%	8.3%	10.3%	11.5%	9.6%	11.4%	12.2%
Fulfillment Partner	20.0%	19.6%	19.4%	18.9%	19.4%	20.0%	20.8%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%	18.9%	19.7%

The 390 and 370 basis point increases in direct gross margin for the three and six months ended June 30, 2013 when compared to the same periods in 2012 are primarily due to a shift in sales mix into higher margin home and garden products and lower warehousing costs, partially offset by higher freight costs.

The 120 and 60 basis point increases in fulfillment partner gross margin for the three and six months ended June 30, 2013 when compared to the same periods in 2012 are primarily due to a shift in sales mix into higher margin home and garden products, partially offset by higher freight costs.

Cost of goods sold includes stock-based compensation expense of $32,000 and $66,000 for the three months ended June 30, 2013 and 2012, respectively and $80,000 and $126,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Total revenue, net	$293,204	100%	$239,536	100%	$605,198	100%	$501,903	100%
Cost of goods sold
Product costs and other cost of goods sold	222,403	76%	184,121	77%	461,600	76%	385,914	77%
Fulfillment and related costs	12,962	4%	12,246	5%	26,823	4%	25,312	5%
Total cost of goods sold	235,365	80%	196,367	82%	488,423	81%	411,226	82%
Gross profit	$57,839	20%	$43,169	18%	$116,775	19%	$90,677	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three and six months ended June 30, 2013 as compared to the same periods in 2012.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing expenses	$19,208	$13,512	$5,696	42.2%	$37,913	$27,987	$9,926	35.5%
Sales and marketing expenses as a percent of net revenues	6.6%	5.6%			6.3%	5.6%

Sales and marketing expenses as a percentage of revenue increased from 5.6% to 6.6% and 5.6% to 6.3% for the three and six months ended June 30, 2013, respectively, primarily due to increased expenditures in the sponsored search marketing channel due to a larger portion of our revenue being generated through that channel.

In July 2013, we have experienced slowing of revenue growth primarily from our natural search channel. We believe this is due to testing that Google, Inc. (“Google”) has been conducting in its search engine algorithms. This testing has reduced our ranking in certain Google search results. To offset some of the natural search impact we have increased our marketing spend, including Google paid keyword advertising spend. We are analyzing our practices in response to Google’s changes. We cannot determine the full impact of the changes until Google concludes its testing.

Sales and marketing expenses include stock-based compensation expense of $54,000 and $51,000 for the three months ended June 30, 2013 and 2012, respectively and $79,000 and $152,000 for the six months ended June 30, 2013 and 2012, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our new policy of free shipping on orders over $50 introduced in early January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions and website search, and in expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure.

The following table reflects our technology expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Technology expenses	$17,920	$15,122	$2,798	18.5%	$36,080	$30,760	$5,320	17.3%
Technology expenses as a percent of net revenues	6.1%	6.3%			6.0%	6.1%

The $2.8 million and $5.3 million increases for the three and six months ended June 30, 2013, respectively, are primarily due to an increase in staff related costs.

Technology expenses include stock-based compensation expense of $78,000 and $191,000 for the three months ended June 30, 2013 and 2012, respectively and $202,000 and $367,000 for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative expenses	$16,585	$14,516	$2,069	14.3%	$31,673	$29,338	$2,335	8.0%
General and administrative expenses as a percent of net revenues	5.7%	6.1%			5.2%	5.8%

The $2.1 million and $2.3 million increases in general and administrative expenses (“G&A”) for the three and six months ended June 30, 2013, respectively, are primarily due to increases in legal fees and staff-related costs.

G&A expenses include stock-based compensation expense of approximately $652,000 and $522,000 for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

Restructuring

We reversed $39,000 of lease termination costs during the three months ended June 30, 2013 as a result of our exercising an early termination option available to us in one of our operating leases and a change in estimate of sublease income related to that same lease. We reversed $471,000 of lease termination costs during the six months ended June 30, 2013 primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. Restructuring charges were zero and $98,000 during the three months and six months ended June 30, 2012, respectively, due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sub-lessee and ceasing the use of some of our office facilities.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of goods sold - direct	$101	$120	$205	$228
Technology	3,242	3,600	6,658	7,199
General and administrative	320	342	663	669
Total depreciation and amortization, including internal-use software and website development	$3,663	$4,062	$7,526	$8,096

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended June 30, 2013 and 2012 totaled $32,000 and $27,000, respectively and $66,000 and $56,000 for the six months ended June 30, 2013 and 2012, respectively.

Interest expense

Interest expense is primarily related to interest incurred on line of credit and our capital leases. Interest expense for the three months ended June 30, 2013 and 2012 totaled $37,000 and $253,000, respectively and $88,000 and $461,000 for the six months ended June 30, 2013 and 2012, respectively. The decrease is primarily due to our repayment of the $17.0 million in advances under the U.S. Bank Financing Agreement in November 2012.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2013 and 2012 totaled ($150,000) and $719,000, respectively. Other income (expense), net for the six months ended June 30, 2013 and 2012 totaled $195,000 and $1.2 million, respectively. The decrease in other income (expense), net during the three and six months ended June 30, 2013 is primarily due to a loss on precious metals and a decrease in Club O rewards breakage.

Income taxes

Our provision for income taxes is for federal alternative minimum tax, state taxes and certain income tax uncertainties, including interest and penalties. Our provision for income taxes for the three and six months ended June 30, 2013 was $312,000 and $358,000, respectively. Our provision for income taxes for the three and six months ended June 30, 2012 was $42,000 and $51,000, respectively. As of June 30, 2013 and December 31, 2012 we had federal net operating loss carry forwards of approximately $162.0 million and $174.1 million, respectively, and state net operating loss carry forwards of approximately $141.2 million and $151.6 million, respectively, which may be used to offset future taxable income. We are currently reviewing whether we had any ownership changes. Ownership changes under Internal Revenue Code Section 382 would limit the amount of net operating losses that could be used in any annual period. Our net operating loss carry forwards will begin to expire in 2019.

At June 30, 2013 and December 31, 2012, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable. To the extent that we remain profitable for the foreseeable future, the full or partial release of the valuation allowance could occur in the near term.

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

The following table reflects our total net revenues for each of the quarters in 2013, 2012 and 2011 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2013	$311,994	$293,204	$	N/A	$	N/A
2012	$262,367	$239,536		$255,352		$342,034
2011	$265,470	$234,992		$239,738		$314,077

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

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2013, our only available credit facility was a $3.0 million facility solely to support letters of credit. At June 30, 2013, our cash and cash equivalents balance was $84.7 million.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2013	2012	2013	2012
Cash provided by (used in):
Operating activities	$3,521	$(29,941)	$61,607	$19,258
Investing activities	(9,239)	(6,355)	(16,648)	(11,157)
Financing activities	(3,092)	(691)	(20,220)	(30,783)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2013 and 2012, was $(5.8) million and $(36.4) million, respectively and $46.3 million and $8.0 million for the twelve months ended June 30, 2013 and 2012, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the six months ended June 30, 2013 and 2012, our operating activities resulted in a net cash inflow of $3.5 million and a net cash outflow of $29.9 million, respectively.

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

The $3.5 million of net cash provided by operating activities during the six months ended June 30, 2013 was primarily from net income of $11.4 million, non-cash depreciation and amortization expense of $7.5 million, a reduction in inventory of $5.5 million and a reduction in accounts receivable of $4.7 million, partially offset by payments of accounts payable of $12.9 million, a decrease in deferred revenue of $8.6 million and a decrease in prepaids of $4.8 million.

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

Cash flows from investing activities

Cash provided by investing activities corresponds with purchases, sales, and maturities of marketable securities and cash expenditures for fixed assets, including internal-use software and website development costs. For the six months ended June 30, 2013 and 2012, investing activities resulted in net cash outflows of $9.2 million and $6.4 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities

For the six months ended June 30, 2013 and 2012, financing activities resulted in net cash outflows of $3.1 million and $691,000, respectively.

The $3.1 million used in financing activities during the six months ended June 30, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $986,000 in proceeds for the exercise of stock options.

The $691,000 used in financing activities during the six months ended June 30, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	4,351	9,855	8,304	4,687	3,922	36,263	67,382
Naming rights	1,273	1,311	1,351	1,391	—	—	5,326
Purchase obligations	15,266	—	—	—	—	—	15,266
Other	792	2,774	107	—	—	—	3,673
Total contractual cash obligations	$21,682	$13,940	$9,762	$6,078	$3,922	$36,263	$91,647

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2013	2014	2015	2016	2017	Thereafter	Total
Letters of credit	$1,780	$—	$—	$—	$—	$—	$1,780

Operating Leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. On May 13, 2013 we entered into a new operating lease for a warehouse facility that we have leased since September 2008. This lease extends the term of occupancy to August 31, 2026. The minimum future payments due under this new operating lease are included in the summary of future minimum lease payments for all operating leases in the table above.

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum (now known as “O.co Coliseum”). Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2013. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Other

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $363,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

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

As of December 31, 2012, no amounts were outstanding under the Financing Agreement. As of June 30, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2013, $2.9 million was outstanding and $2.1 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at June 30, 2013.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Total net revenue	$293,204	100%	$239,536	100%	$605,198	100%	$501,903	100%
Cost of goods sold	235,365	80.3%	196,367	82.0%	488,423	80.7%	411,226	81.9%
Gross profit	57,839	19.7%	43,169	18.0%	116,775	19.3%	90,677	18.1%
Less: Sales and marketing expense	19,208	6.6%	13,512	5.6%	37,913	6.3%	27,987	5.6%
Contribution and contribution margin	$38,631	13.2%	$29,657	12.4%	$78,862	13.0%	$62,690	12.5%

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

	Six months ended June 30,		Twelve months ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$3,521	$(29,941)	$61,607	$19,258
Expenditures for fixed assets, including internal-use software and website development	(9,296)	(6,503)	(15,282)	(11,220)
Free cash flow	$(5,775)	$(36,444)	$46,325	$8,038

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

At June 30, 2013, we had $84.7 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $847,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2013, letters of credit totaling $1.8 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $18,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

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

We have a history of losses and we may incur operating and net losses in the foreseeable future. At June 30, 2013, our accumulated deficit was $236 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $11.4 million for the six months ended June 30, 2013 and $14.7 million in 2012, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

At June 30, 2013, we had relationships with approximately 2,200 independent fulfillment partners whose products we offer for sale on our Website. Products provided by our fulfillment partners accounted for 88% and 87% of our net revenues for the three and six months ended June 30, 2013, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Several other states currently have similar tax proposals under consideration. In a case that is now on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation has issued additional estimated assessments of estimated tax, interest and penalties totaling $170,322 as of June 30, 2013. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. We believe the determinations to be unlawful and erroneous and are vigorously contesting the determination. If Ohio is successful and its assessment withstands constitutional challenge in both administrative and judicial appeals, the enforcement of the assessment could harm our business. If other states similarly enact and are successful in enforcing similar commercial activity tax laws, these also could harm our business.

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

We may incur substantial indebtedness.

At June 30, 2013, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. Although we have reduced our indebtedness substantially over the last several years, in the future we may again incur substantial indebtedness. Any such indebtedness would increase our business risks, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. On February 12, 2013 we announced that our Chief Executive Officer and Chairman of the Board, Dr. Patrick M. Byrne, was taking a personal leave of absence for medical reasons. On April, 15, 2013, we announced that Dr. Patrick M. Byrne had resumed his duties as Chief Executive Officer. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Industrial Net Lease dated May 1, 2013 but executed on May 13, 2013 (incorporated by reference to our Report on Form 8-K (File No. 000-49799) filed on May 17, 2013).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer

	31.2	Exhibit 31.2 Certification of Chief Financial Officer

	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer

	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

101

The following financial information from our Quarterly Report on From 10-Q for the second quarter of fiscal 2013, filed with the SEC on July 25, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2013	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management