Form 10-Q
period 2013-09-30
OVERSTOCK.COM, INC
filed 2013-10-24
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6350 South 3000 East Salt Lake City, Utah 84121	(801) 947-3100
(Address, including zip code, of Registrant’s principal executive offices)	(Registrant’s telephone number, including area code)

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

There were 23,774,066 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 21, 2013.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$84,862	$93,547
Restricted cash	1,780	1,905
Accounts receivable, net	14,672	19,273
Inventories, net	22,733	26,464
Prepaid inventories, net	1,926	1,912
Prepaids and other assets	13,062	12,897
Total current assets	139,035	155,998
Fixed assets, net	26,892	21,037
Precious metals	8,560	—
Goodwill	2,784	2,784
Other long-term assets, net	2,167	2,166
Total assets	$179,438	$181,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,685	$62,416
Accrued liabilities	45,412	47,674
Deferred revenue	29,858	38,411
Total current liabilities	129,955	148,501
Other long-term liabilities	1,147	2,522
Total liabilities	131,102	151,023
Commitments and contingencies (Note 5)	0	0
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,898 and 26,481
Outstanding shares - 23,774 and 23,451	2	2
Additional paid-in capital	360,730	356,895
Accumulated deficit	(232,168)	(247,096)
Treasury stock:
Shares at cost - 3,124 and 3,030	(80,228)	(78,839)
Total stockholders’ equity	48,336	30,962
Total liabilities and stockholders’ equity	$179,438	$181,985

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue, net
Direct	$35,681	$34,215	$113,873	$109,048
Fulfillment partner	265,745	221,137	792,751	648,207
Total net revenue	301,426	255,352	906,624	757,255
Cost of goods sold
Direct(1)	30,777	30,684	99,768	99,422
Fulfillment partner	211,499	178,126	630,931	520,614
Total cost of goods sold	242,276	208,810	730,699	620,036
Gross profit	59,150	46,542	175,925	137,219
Operating expenses:
Sales and marketing(1)	22,463	14,899	60,376	42,886
Technology(1)	17,259	16,085	53,339	46,845
General and administrative(1)	15,970	13,828	47,643	43,166
Restructuring	—	(45)	(471)	53
Total operating expenses	55,692	44,767	160,887	132,950
Operating income	3,458	1,775	15,038	4,269
Interest income	34	30	100	86
Interest expense	(33)	(194)	(121)	(655)
Other income, net	165	1,213	360	2,364
Income before income taxes	3,624	2,824	15,377	6,064
Provision for income taxes	91	131	449	182
Net income	$3,533	$2,693	$14,928	$5,882
Net income per common share—basic:
Net income attributable to common shares—basic	$0.15	$0.11	$0.63	$0.25
Weighted average common shares outstanding—basic	23,766	23,447	23,692	23,382
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.14	$0.11	$0.61	$0.25
Weighted average common shares outstanding—diluted	24,446	23,754	24,297	23,511

Comprehensive income	$3,533	$2,693	$14,928	$5,882
__________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$37	$74	$117	$200
Sales and marketing	44	108	123	260
Technology	33	218	235	585
General and administrative	695	580	1,902	1,579
Total	$809	$980	$2,377	$2,624

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2012	26,481	$2	$356,895	$(247,096)	3,030	$(78,839)	$30,962
Net income	—	—	—	14,928	—	—	14,928
Stock-based compensation to employees and directors	—	—	2,377	—	—	—	2,377
Common stock issued upon vesting of restricted stock	334	—	—	—	—	—	—
Exercise of stock options	83	—	1,458	—	—	—	1,458
Purchase of treasury stock	—	—	—	—	94	(1,389)	(1,389)
Balances at September 30, 2013	26,898	$2	$360,730	$(232,168)	3,124	$(80,228)	$48,336

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income	$14,928	$5,882	$23,715	$2,473
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,833	11,935	14,907	15,813
Realized gain from sale of marketable securities	(28)	(8)	(29)	(8)
Loss on disposition of fixed assets	—	72	—	72
Stock-based compensation to employees and directors	2,377	2,624	3,280	3,264
Amortization of debt discount and deferred loan costs	14	55	32	105
Loss on investment in precious metals	475	—	475	—
Loss from early extinguishment of debt	—	—	—	1,199
Restructuring charges (reversals)	(471)	53	(448)	53
Changes in operating assets and liabilities:
Restricted cash	125	(24)	280	323
Accounts receivable, net	4,601	(519)	(652)	(5,575)
Inventories, net	3,731	1,603	(1,343)	(2,180)
Prepaid inventories, net	(14)	(641)	(258)	(253)
Prepaids and other assets	(2,995)	(314)	(1,387)	2,448
Other long-term assets, net	(445)	(1,160)	448	(1,332)
Accounts payable	(7,779)	(26,958)	11,277	761
Accrued liabilities	(2,308)	(7,478)	4,711	2,981
Deferred revenue	(8,553)	836	1,044	7,634
Other long-term liabilities	(707)	705	(786)	848
Net cash provided by (used in) operating activities	13,784	(13,337)	55,266	28,626
Cash flows from investing activities:
Purchases of marketable securities	(111)	(69)	(124)	(110)
Purchases of intangible assets	(13)	(6)	(13)	(3)
Sales of marketable securities	291	154	291	154
Investment in precious metals	(5,980)	—	(7,377)	—
Expenditures for fixed assets, including internal-use software and website development	(13,970)	(10,563)	(15,896)	(12,960)
Proceeds from sale of fixed assets	—	56	—	56
Net cash used in investing activities	(19,783)	(10,428)	(23,119)	(12,863)
Cash flows from financing activities:
Payments on capital lease obligations	(2,563)	(112)	(2,563)	(188)
Payments on line of credit	—	—	(17,000)	—
Capitalized financing costs	—	—	—	(19)
Payments on finance obligations	—	—	—	(21,528)
Paydown on direct financing arrangement	(192)	(175)	(253)	(231)
Proceeds from exercise of stock options	1,458	—	1,458	—
Purchase of treasury stock	(1,389)	(464)	(1,396)	(466)
Net cash used in financing activities	(2,686)	(751)	(19,754)	(22,432)
Net increase (decrease) in cash and cash equivalents	(8,685)	(24,516)	12,393	(6,669)
Cash and cash equivalents, beginning of period	93,547	96,985	72,469	79,138
Cash and cash equivalents, end of period	$84,862	$72,469	$84,862	$72,469
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$56	$436	$202	$991
Taxes paid	598	139	758	139
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$89	$581	$10	$278
Equipment acquired under capital lease obligations	2,563	—	2,563	—
 See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $58.1 million and $76.2 million at September 30, 2013 and December 31, 2012, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.8 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,078	$58,078	$—	$—
Trading securities held in a “rabbi trust” (1)	110	110	—	—
Total assets	$58,188	$58,188	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$240	$240	$—	$—
Total liabilities	$240	$240	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$76,248	$76,248	$—	$—
Trading securities held in a “rabbi trust” (1)	264	264	—	—
Total assets	$76,512	$76,512	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$266	$266	$—	$—
Restructuring (3)	65	—	—	65
Total liabilities	$331	$266	$—	$65
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets.

(2)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

(3)
— The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

Restricted investments

We have a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification

(“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $110,000 at September 30, 2013 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2013 and 2012.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $160,000 and $797,000 at September 30, 2013 and December 31, 2012, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the nine months ended September 30, 2013, which had no effect on results of operations for the period as the items had been previously reserved.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2013 and December 31, 2012, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.9 million and $1.9 million at September 30, 2013 and December 31, 2012, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $13.1 million at September 30, 2013 and $12.9 million, including precious metals of $3.1 million, at December 31, 2012.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of goods sold - direct	$87	$123	$292	$350
Technology	2,937	3,371	9,595	10,570
General and administrative	283	345	946	1,015
Total depreciation and amortization, including internal-use software and website development	$3,307	$3,839	$10,833	$11,935

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

During the three months ended September 30, 2013 and 2012, we capitalized $3.3 million and $3.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $1.8 million and $2.0 million for those respective periods. During the nine months ended September 30, 2013 and 2012, we capitalized $8.1 million and $6.8 million, respectively, of such costs and had amortization of $5.9 million and $6.3 million for those respective periods.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended September 30, 2013 and the year ended December 31, 2012.

Precious Metals

Our investments in precious metals were $8.6 million at September 30, 2013. At December 31, 2012, our investments in precious metals were $3.1 million and were included in Prepaids and other assets in our Consolidated Balance Sheets. At September 30, 2013 these investments were comprised of $4.5 million in gold and $4.1 million in silver and are stored at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost of market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income, net in our Consolidated Statements of Income and Comprehensive Income. Losses on investments in precious metals were $93,000 and $475,000 for the three and nine months ended September 30, 2013, respectively. There were no losses on investments in precious metals for the three and nine months ended September 30, 2012.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at September 30, 2013 and December 31, 2012. There were no impairments to goodwill recorded during the three months ended September 30, 2013 or the year ended December 31, 2012.

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

Consignment

We offer a consignment service to suppliers where the suppliers’ merchandise is stored in and shipped from our warehouses. We pay the consignment supplier upon shipment of the consigned merchandise to the consumer. Revenue from consignment service business was less than 1% of total net revenues for the three and nine months ended September 30, 2013 and 2012, and is included in fulfillment partner segment on a gross basis.

International business

At September 30, 2013, we were offering products to customers in over 100 countries and non-U.S. territories. We do not have sales operations outside the United States, and are using a U.S. based third party to provide logistics and fulfillment for all international orders. Revenue generated from our international business is included in either direct or fulfillment partner revenue, depending on whether the product is shipped from our warehouses or from a fulfillment partner. International sales were less than 1% of total net revenues for the three and nine months ended September 30, 2013 and 2012.

Ecommerce marketplace channels

During 2012, we began offering some of our products for sale in online marketplaces of other Internet retailers’ websites, which allows us to reach a broader potential customer base. Under the terms of our agreements with these ecommerce marketplace retailers, the retailers typically earn a fee that is a percentage of the selling price of the orders they send us. Revenue generated from these ecommerce marketplace channels is included in either direct or fulfillment partner revenue, on a gross basis, depending on whether the product is shipped from our warehouses or from a fulfillment partner. Ecommerce marketplace channels were approximately 2.1% and less than 1% of our total net revenues for the three months ended September 30, 2013 and 2012, respectively, and approximately 2.5% and less than 1% of our total net revenues for the nine months ended September 30, 2013 and 2012, respectively.

Other businesses

We operate an online site for listing cars for sale as a part of our Website. The cars listing service allows dealers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle. Revenue from the cars listing business is included in the fulfillment partner segment on a net basis. Revenue from our other businesses is less than 1% of total net revenues for the three and nine months ended September 30, 2013 and 2012.

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

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Reward dollar breakage is currently recognized when the reward dollars expire.

In instances where customers receive free Club O reward dollars not associated with any purchases, we account for these transactions as sales incentives such as coupons and record a reduction of revenue at the time the reward dollars are redeemed.

Co-branded credit card program

We have a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (see “Club O loyalty program” above for more information). New account fees are recognized as revenue on a straight-line basis over the remaining life of the credit card relationship which runs through April 2015. Credit card usage fees are recognized as revenues as actual credit card usage occurs. Revenues from new account and credit card usage fees were less than 1% of total net revenues for all periods presented.

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

The allowance for returns was $7.3 million and $10.6 million at September 30, 2013 and December 31, 2012 respectively. The decrease in allowance for returns at September 30, 2013 compared to December 31, 2012 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $48,000 and $182,000 at September 30, 2013 and December 31, 2012, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Total revenue, net	$301,426	100%	$255,352	100%	$906,624	100%	$757,255	100%
Cost of goods sold
Product costs and other cost of goods sold	228,963	76%	196,522	77%	690,563	76%	582,436	77%
Fulfillment and related costs	13,313	4%	12,288	5%	40,136	4%	37,600	5%
Total cost of goods sold	242,276	80%	208,810	82%	730,699	81%	620,036	82%
Gross profit	$59,150	20%	$46,542	18%	$175,925	19%	$137,219	18%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $20.2 million and $12.8 million during the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, advertising expenses totaled $53.5 million and $37.0 million, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $2.1 million and $1.2 million at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable. To the extent that we remain profitable for the foreseeable future, the full or partial release of the valuation allowance could occur in the near term.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income attributable to common shares	$3,533	$2,693	$14,928	$5,882
Net income per common share—basic:
Net income attributable to common shares—basic	0.15	0.11	0.63	0.25
Weighted average common shares outstanding—basic	23,766	23,447	23,692	23,382
Effect of dilutive securities:
Stock options and restricted stock awards	680	307	605	129
Weighted average common shares outstanding—diluted	24,446	23,754	24,297	23,511
Net income attributable to common shares—diluted	$0.14	$0.11	$0.61	$0.25

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options and restricted stock units	6	541	38	546

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2012	Accretion Expense	Net Cash Payments	Adjustments	Balance at 9/30/2013
Lease and contract termination costs	$1,197	$55	$(268)	$(471)	$513

There were no lease termination costs reversed during the three months ended September 30, 2013. We reversed $471,000 of lease termination costs during the nine months ended September 30, 2013 primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We reversed $45,000 and incurred $53,000 of lease termination costs during the three months and nine months ended September 30, 2012, respectively, due to changes in the estimate of sublease income as a result of our entering into a revised agreement with a sub-lessee and ceasing the use of some of our office facilities.

4. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. Amounts outstanding under the Credit Agreement were zero at September 30, 2013 and December 31, 2012.

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

At September 30, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2013, $865,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at September 30, 2013.

Fixed assets included assets under capital leases of $4.2 million and $1.7 million and accumulated depreciation related to assets under capital leases of $1.9 million and $1.7 million, at September 30, 2013 and December 31, 2012, respectively. Depreciation expense of assets recorded under capital leases was $161,000 and $1,000, for the three months ended September 30, 2013 and 2012, respectively and $268,000 and $221,000, for the nine months ended September 30, 2013 and 2012, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2013, are as follows (in thousands):

Payments due by period
2013 (remainder)	$2,658
2014	10,403
2015	8,161
2016	4,663
2017	3,922
Thereafter	36,263
$66,070

Rental expense for operating leases totaled $2.6 million and $2.1 million for the three months ended September 30, 2013 and 2012, respectively and $7.2 million and $6.5 million for the nine months ended September 30, 2013 and 2012, respectively. Estimated sublease income of $29,000 is anticipated to be received in the next 12 months.

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

On May 30, 2008, we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asks for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision, and the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded our claims that the law is unconstitutional as applied, for further discovery and proceedings in the lower court. We filed with the New York State Court of Appeals a motion of leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion for leave to appeal to the New York State Court of Appeals. We determined not to pursue in the trial our claims that the law is unconstitutional as applied and proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 28, 2013, New York State Court of Appeals denied the appeal. We have petitioned the Supreme Court of the United States for a writ of certiorari. The Supreme Court has not ruled on our petition.

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon, created and provided to us by Facebook, Inc. Facebook Beacon provided the means for Facebook users to share purchasing data among their Facebook friends. The parties extended by agreement the time for defendants’ answer, including our answer, and thereafter, the Plaintiff and Facebook proposed a stipulated settlement to the Court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the Court entered an order accepting settlement. Various parties appealed and on September 20, 2012, the Federal Appeals Court for the 9th Circuit upheld the settlement. Appealing parties petitioned for a rehearing. On February 26, 2013, the Court denied the petition. The appealing parties have petitioned the Supreme Court of the United States for a writ of certiorari. The Supreme Court has not ruled on the petition. The nature of the loss contingencies relating to claims that have been asserted against us are described above.

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence in or nexus within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing any enforcement of the tax. The defendants moved to dismiss the case. On July 28, 2009, the trial court ruled that there was no justiciable controversy in the case, as we had not yet been assessed a tax, and it granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial

Activity Tax, and owe $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $170,322 as of September 30, 2013. We have filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. A hearing on these matters was held November 18, 2011. No administrative ruling has been issued following the hearing. We have reached an agreement in principle with the Ohio Department which would require our payment of a diminished amount of the estimated assessments, a reduction in interest and waiver of penalties. We are in the process of formalizing the agreement.

On March 10, 2009, we were sued in a class action filed in the United States District Court, Eastern District of New York. Cynthia Hines, the nominative plaintiff on behalf of herself and others similarly situated, seeks damages under claims for breach of contract, common law fraud and New York consumer fraud laws. The Plaintiff alleges we failed to properly disclose our returns policy to her and that we improperly imposed a “restocking” charge on her return of a vacuum cleaner. We filed a motion to dismiss based upon assertions that our agreement with our customers requires all such actions to be arbitrated in Salt Lake City, Utah. On December 31, 2010, Hines filed an amended complaint. The amended complaint eliminated common law fraud claims and breach of contract claims and added claims for breach of Utah’s consumer protection statute and various other state consumer protection statutes. The amended complaint also asked for an injunction. We filed motions to dismiss and to decertify the class. On August 19, 2013, the court granted our motion and later dismissed the case. The time for filing a notice of appeal has passed, thus concluding the case.

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

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its early stages. We filed a motion to dismiss on statute of limitations and other grounds. The court consolidated the issues in our motion with issues raised by motion in similar trustee-filed cases having similar allegations and similar theories of recovery. The court has issued three separate orders containing legal rulings on these consolidated legal issues. We understand that the court will apply these rulings to the specific motions to dismiss, including the motion that we filed, at some point following an upcoming status conference in mid-November. While we expect the application of these rulings will limit the allegations asserted against us, we also expect that the judge will allow portions of the case to proceed to the discovery stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys seek damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asks for damages in the amount of not less than $15 million. We tried the case in early September 2013 before the judge of the court. Both sides are preparing final written arguments. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action.

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

On November 18, 2011, Smartfit Solutions, LLC filed suit against us and 43 other defendants in the United States District Court for the Eastern District of Texas for infringement of a patent covering certain “methods for presenting exercise protocols to a user and evaluating the effectiveness of the same.” We tendered the defense of this action to an indemnitor which accepted the defense. The indemnitor reached a tentative settlement with the Plaintiff at no cost to us, and the case has now been dismissed.

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

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We answered the complaint. On January 28, 2013, we filed a motion for summary judgment for invalidity on two claims of the patent. On September 23, 2013, the court granted the motion. We intend to apply to the court for court-ordered reimbursement of our legal fees and costs expended in our defense.

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

On July 16, 2012, Digitech Image Technologies, LLC filed against us and 45 other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. We tendered defense of the case to an indemnitor which accepted the defense. Following a ruling in our favor, the case was dismissed and in September 2012, Digitech filed a new complaint in the same court on the same infringement claims. In the new action, our indemnitor continues to defend the case and has filed a motion to stay on our behalf, which the Court granted on April 10, 2013. Subsequently, the court granted a motion for summary judgment on invalidity of the patent and entered judgment for us. Digitech has stated it will appeal the decision. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to cooperate with our indemnitor and vigorously defend this action.

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

On August 16, 2013, Online News Link LLC, LLC filed suit against us in the United States District Court in District of Delaware for infringement of patents covering data distribution systems that can make downloading data fast and efficient. We are presently examining whether we are indemnified by any vendor. We were served with the complaint on August 19, 2013. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

On August 22, 2013, Guardian Media Technologies LTD filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering parental control features in DVD players and televisions. The suit relates to a prior lawsuit with Guardian filed in 2008 in which we signed a tolling agreement. We are presently examining whether we are indemnified by any vendor in this subsequent suit. We have not answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, liable and slander. The suit relates to alleged representations about Nazerali found on the website www.deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other employees. We have not answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2013, we have accrued $2.6 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock.

Stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	$—	$—	$—	$3
Restricted stock awards	809	980	2,377	2,621
Total stock-based compensation expense	$809	$980	$2,377	$2,624

Restricted stock awards

During the three and nine months ended September 30, 2013, the Compensation Committee of the Board of Directors approved grants of 2,500 and 275,000 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2013, there were 714,750 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months and nine months ended September 30, 2013 was $33.44 and $16.12, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2013 (in thousands):

	Nine months ended September 30, 2013
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	1,003	$8.81
Granted at fair value	275	16.12
Vested	(334)	10.14
Forfeited	(230)	9.41
Outstanding—end of period	714	$10.81

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2013 and 2012. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2013
Revenue, net	$35,681	$265,745	$301,426	$113,873	$792,751	$906,624
Cost of goods sold	30,777	211,499	242,276	99,768	630,931	730,699
Gross profit	$4,904	$54,246	$59,150	$14,105	$161,820	$175,925
Operating expenses			55,692			160,887
Other income, net			166			339
Provision for income taxes			91			449
Net income			$3,533			$14,928

2012
Revenue, net	$34,215	$221,137	$255,352	$109,048	$648,207	$757,255
Cost of goods sold	30,684	178,126	208,810	99,422	520,614	620,036
Gross profit	$3,531	$43,011	$46,542	$9,626	$127,593	$137,219
Operating expenses			44,767			132,950
Other income, net			1,049			1,795
Provision for income taxes			131			182
Net income			$2,693			$5,882

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

For the three and nine months ended September 30, 2013 and 2012, 99% of sales revenues were attributable to customers in the United States. At September 30, 2013 and December 31, 2012, all of our fixed assets were located in the United States.

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

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read the “Special Note Regarding Forward-Looking Statements” at the beginning of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Net income was $3.5 million in Q3 2013 compared to $2.7 million in Q3 2012. The $840,000 year-over-year improvement in net income resulted primarily from revenue growth of 18% and a 140 basis point improvement in gross margin (together, resulting in a $12.6 million increase in gross profit). This increase in gross profit was partially offset by a $10.9 million increase in operating expenses.

Revenues in Q3 2013 increased 18% compared to Q3 2012. The growth in revenue was primarily due to a 16% increase in average order size, from $147 to $170, coupled with a 2% increase in orders. The increase in average order size is largely due to a sales mix shift into the higher margin home and garden category.

Gross profit increased 27% compared to Q3 2012 primarily as a result of that revenue growth and a shift in product sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 5.8% to 7.5% during Q3 2013 as compared to the same period in 2012, primarily due to increased expenditures in the sponsored search marketing channel due to a higher proportion of our revenue coming through that channel.

During Q3 2013, Google, Inc. ("Google") tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results, and slowed our revenue growth in the natural search channel. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated higher revenue growth but with higher marketing expenses as a percentage of revenue than is the case for natural search.

As a result, we had a 16% increase in Contribution (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit) compared to Q3 2012. Contribution margin was 12.2% for Q3 2013, and 12.4% for Q3 2012.

Technology expense in Q3 2013 increased $1.2 million compared to Q3 2012, primarily due to an increase in staff-related costs.

General and administrative expense in Q3 2013 increased $2.1 million compared to Q3 2012, primarily due to increased legal fees.

Legal fees increased during Q3 2013 due to increased activity on legal matters, including our defense of a case brought by district attorneys in eight California counties. We completed preparation for, and the bench trial of, this case during Q3 2013. We do not expect a verdict in this case for several months.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	11.8%	13.4%	12.6%	14.4%
Fulfillment partner	88.2	86.6	87.4	85.6
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	10.2	12.0	11.0	13.1
Fulfillment partner	70.2	69.8	69.6	68.8
Total cost of goods sold	80.4	81.8	80.6	81.9
Gross profit	19.6	18.2	19.4	18.1
Operating expenses:
Sales and marketing	7.5	5.8	6.7	5.7
Technology	5.7	6.3	5.9	6.2
General and administrative	5.3	5.4	5.3	5.7
Restructuring	—	—	(0.1)	—
Total operating expenses	18.5	17.5	17.7	17.6
Operating income	1.1	0.7	1.7	0.5
Interest income	—	—	—	—
Interest expense	—	(0.1)	—	(0.1)
Other income, net	0.1	0.5	—	0.3
Net income before income taxes	1.2	1.1	1.7	0.8
Provision for income taxes	—	0.1	—	—
Net income	1.2%	1.1%	1.6%	0.8%

Comparisons of Three Months Ended September 30, 2013 to Three Months Ended September 30, 2012, and Nine Months Ended September 30, 2013 to Nine Months Ended September 30, 2012.

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue, net
Direct	$35,681	$34,215	$1,466	4.3%	$113,873	$109,048	$4,825	4.4%
Fulfillment partner	265,745	221,137	44,608	20.2%	792,751	648,207	144,544	22.3%
Total revenue, net	$301,426	$255,352	$46,074	18.0%	$906,624	$757,255	$149,369	19.7%

The primary reason for increased total net revenue for the three and nine months ended September 30, 2013 was a 16% increase in average order size from $147 to $170, coupled with a 2% increase in orders, and a 20% increase in average order size from $136 to $163, respectively.

The primary reason for increased direct revenue for the three and nine months ended September 30, 2013 was a continued shift in sales mix into our home and garden products, partially offset by a decrease in sales of clothing and shoes due to a shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and markdowns.

The primary reason for the increase in fulfillment partner revenue for the three and nine months ended September 30, 2013 was an increase in sales of home and garden products.

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

We continue to seek increased participation in our Club O loyalty program as we have seen revenue, average order size and gross profit from customers with paid Club O memberships grow faster than from other customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, “Financial Statements (Unaudited)” —Note 2 —“Accounting Policies” under the section “Club O loyalty program.”

International sales were less than 1% of total net revenues for the three and nine months ended September 30, 2013 and 2012.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(9,652)	$(1,601)
1	$(4,072)	$(642)
As reported	As reported	As reported
-1	$2,858	$541
-2	$5,758	$1,039

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenue, net
Direct	$35,681	$34,215	$1,466	4.3%	$113,873	$109,048	$4,825	4.4%
Fulfillment partner	265,745	221,137	44,608	20.2%	792,751	648,207	144,544	22.3%
Total net revenues	$301,426	$255,352	$46,074	18.0%	$906,624	$757,255	$149,369	19.7%
Cost of goods sold
Direct	$30,777	$30,684	$93	0.3%	$99,768	$99,422	$346	0.3%
Fulfillment partner	211,499	178,126	33,373	18.7%	630,931	520,614	110,317	21.2%
Total cost of goods sold	$242,276	$208,810	$33,466	16.0%	$730,699	$620,036	$110,663	17.8%
Gross Profit
Direct	$4,904	$3,531	$1,373	38.9%	$14,105	$9,626	$4,479	46.5%
Fulfillment partner	54,246	43,011	11,235	26.1%	161,820	127,593	34,227	26.8%
Total gross profit	$59,150	$46,542	$12,608	27.1%	$175,925	$137,219	$38,706	28.2%

Gross margins for the past seven quarterly periods and fiscal year ending 2012 were:

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012	Q1 2013	Q2 2013	Q3 2013
Direct	8.0%	8.3%	10.3%	11.5%	9.6%	11.4%	12.2%	13.7%
Fulfillment Partner	20.0%	19.6%	19.4%	18.9%	19.4%	20.0%	20.8%	20.4%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%	18.9%	19.7%	19.6%

The increase in direct gross margin for the three months ended September 30, 2013 when compared to the same period in 2012 is primarily due to a shift in sales mix into higher margin home and garden products, reduced returns, and lower customer service costs.

The increase in direct gross margin for the nine months ended September 30, 2013 when compared to the same period in 2012 is primarily due to a shift in sales mix into higher margin home and garden products and lower warehousing costs, partially offset by higher freight costs.

The increase in fulfillment partner gross margin for the three months ended September 30, 2013 is primarily due to a shift in sales mix into higher margin home and garden products.

The increase in fulfillment partner gross margin for the nine months ended September 30, 2013 is primarily due to a shift in sales mix into higher margin home and garden products, partially offset by higher freight costs.

Cost of goods sold includes stock-based compensation expense of $37,000 and $74,000 for the three months ended September 30, 2013 and 2012, respectively and $117,000 and $200,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Total revenue, net	$301,426	100%	$255,352	100%	$906,624	100%	$757,255	100%
Cost of goods sold
Product costs and other cost of goods sold	228,963	76%	196,522	77%	690,563	76%	582,436	77%
Fulfillment and related costs	13,313	4%	12,288	5%	40,136	4%	37,600	5%
Total cost of goods sold	242,276	80%	208,810	82%	730,699	81%	620,036	82%
Gross profit	$59,150	20%	$46,542	18%	$175,925	19%	$137,219	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Sales and marketing expenses	$22,463	$14,899	$7,564	50.8%	$60,376	$42,886	$17,490	40.8%
Sales and marketing expenses as a percent of net revenues	7.5%	5.8%			6.7%	5.7%

Sales and marketing expenses as a percentage of revenue increased from 5.8% to 7.5% and 5.7% to 6.7% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to increased expenditures in the sponsored search marketing channel due to a higher proportion of our revenue coming through that channel.

During the three months ended September 30, 2013, Google, Inc. ("Google") tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results, and slowed our revenue growth in the natural search channel. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated higher revenue growth but with higher marketing expenses as a percentage of revenue than is the case for natural search.

Sales and marketing expenses include stock-based compensation expense of $44,000 and $108,000 for the three months ended September 30, 2013 and 2012, respectively and $123,000 and $260,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The following table reflects our technology expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Technology expenses	$17,259	$16,085	$1,174	7.3%	$53,339	$46,845	$6,494	13.9%
Technology expenses as a percent of net revenues	5.7%	6.3%			5.9%	6.2%

The $1.2 million and $6.5 million increases for the three and nine months ended September 30, 2013, respectively, are primarily due to an increase in staff related costs.

Technology expenses include stock-based compensation expense of $33,000 and $218,000 for the three months ended September 30, 2013 and 2012, respectively and $235,000 and $585,000 for the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
General and administrative expenses	$15,970	$13,828	$2,142	15.5%	$47,643	$43,166	$4,477	10.4%
General and administrative expenses as a percent of net revenues	5.3%	5.4%			5.3%	5.7%

The $2.1 million and $4.5 million increases in general and administrative expenses (“G&A”) for the three and nine months ended September 30, 2013, respectively, are primarily due to increases in legal fees and staff-related costs.

Legal fees increased during the three and nine months ended September 30, 2013 due to increased activity on legal matters, including our defense of a case brought by district attorneys in eight California counties. We completed preparation for, and the bench trial of, this case during the three months ended September 30, 2013. We do not expect a verdict in this case for several months.

G&A expenses include stock-based compensation expense of approximately $695,000 and $580,000 for the three months ended September 30, 2013 and 2012, respectively, and $1.9 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Restructuring

There were no restructuring expenses or reversals during the three months ended September 30, 2013. During the nine months ended September 30, 2013 we reversed $471,000 of lease termination costs primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We reversed $45,000 and incurred $53,000 of lease termination costs during the three and nine months ended September 30, 2012, respectively, due to changes in the estimate of sublease income as a result of our entering into a new sublease agreement and ceasing the use of some of our office facilities.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of goods sold - direct	$87	$123	$292	$350
Technology	2,937	3,371	9,595	10,570
General and administrative	283	345	946	1,015
Total depreciation and amortization, including internal-use software and website development	$3,307	$3,839	$10,833	$11,935

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended September 30, 2013 and 2012 totaled $34,000 and $30,000, respectively and $100,000 and $86,000 for the nine months ended September 30, 2013 and 2012, respectively.

Interest expense

Interest expense is primarily related to interest incurred on line of credit and our capital leases. Interest expense for the three months ended September 30, 2013 and 2012 totaled $33,000 and $194,000, respectively and $121,000 and $655,000 for the nine months ended September 30, 2013 and 2012, respectively. The decrease is primarily due to our repayment of the $17.0 million in advances under the U.S. Bank Financing Agreement in November 2012.

Other income, net

Other income, net for the three months ended September 30, 2013 decreased to $165,000 from $1.2 million in 2012 primarily due to a decrease in Club O rewards breakage. Other income, net for the nine months ended September 30, 2013 decreased to $360,000 from $2.4 million in 2012 primarily due to a decrease in Club O rewards and gift card breakage and from losses on precious metals.

Income taxes

Our provision for income taxes is for federal alternative minimum tax, state taxes and certain income tax uncertainties, including interest and penalties. Our provision for income taxes for the three and nine months ended September 30, 2013 was $91,000 and $449,000, respectively. Our provision for income taxes for the three and nine months ended September 30, 2012 was $131,000 and $182,000, respectively. At September 30, 2013 and December 31, 2012 we had federal net operating loss carry forwards of approximately $154.0 million and $174.1 million, respectively, and state net operating loss carry forwards of approximately $137.5 million and $151.6 million, respectively, which may be used to offset future taxable income. Our net operating loss carry forwards will begin to expire in 2019.

At September 30, 2013 and December 31, 2012, we have a full valuation allowance against our deferred tax assets, net of expected reversals of existing deferred tax liabilities, as we believe it is more likely than not that these benefits will not be realized. Significant judgment is required in making this assessment, and it is very difficult to predict when our assessment may conclude that the remaining portion of the deferred tax assets is realizable. To the extent that we remain profitable for the foreseeable future, the full or partial release of the valuation allowance could occur in the near term.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. We are evaluating the future impact of the final regulations to our tax provision.

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

The following table reflects our total net revenues for each of the quarters in 2013, 2012 and 2011 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	$311,994	$293,204	$301,426	N/A
2012	$262,367	$239,536	$255,352	$342,034
2011	$265,470	$234,992	$239,738	$314,077

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

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2013, our only available credit facility was a $3.0 million facility solely to support letters of credit. At September 30, 2013, we had cash and cash equivalents of $84.9 million.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2013	2012	2013	2012
Cash provided by (used in):
Operating activities	$13,784	$(13,337)	$55,266	$28,626
Investing activities	(19,783)	(10,428)	(23,119)	(12,863)
Financing activities	(2,686)	(751)	(19,754)	(22,432)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2013 and 2012, was $(186,000) and $(23.9) million, respectively and $39.4 million and $15.7 million for the twelve months ended September 30, 2013 and 2012, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the nine months ended September 30, 2013 and 2012, our operating activities resulted in a net cash inflow of $13.8 million and a net cash outflow of $13.3 million, respectively.

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

The $13.8 million of net cash provided by operating activities during the nine months ended September 30, 2013 was primarily from net income of $14.9 million, non-cash depreciation and amortization expense of 10.8 million, a reduction in accounts receivable of $4.6 million and reduction in inventory of $3.7 million, partially offset by a decrease in deferred revenue of $8.6 million, payments of accounts payable of $7.8 million, and a decrease in prepaids of $3.0 million.

The $13.3 million of net cash used in operating activities during the nine months ended September 30, 2012 was primarily for payments of accounts payable of $27.0 million following the holiday season, and a decrease in accrued liabilities of $7.5 million, partially offset by non-cash depreciation, amortization and stock compensation expense of $14.6 million and net income of $5.9 million.

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with purchases, sales, and maturities of marketable securities, investments in precious metals and cash expenditures for fixed assets, including internal-use software and website development costs. For the nine months ended September 30, 2013, investing activities resulted in net cash outflows of $19.8 million, primarily from expenditures for fixed assets of $14.0 million and investments in precious metals of $6.0 million. For the nine months ended September 30, 2012 investing activities resulted in net cash outflows of $10.4 million, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities

For the nine months ended September 30, 2013 and 2012, financing activities resulted in net cash outflows of $2.7 million and $751,000, respectively.

The $2.7 million used in financing activities during the nine months ended September 30, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $1.5 million in proceeds for the exercise of stock options.

The $751,000 used in financing activities during the nine months ended September 30, 2012 resulted primarily from $464,000 for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2013	2014	2015	2016	2017	Thereafter	Total
Operating leases	$2,658	$10,403	$8,161	$4,663	$3,922	$36,263	$66,070
Naming rights	—	1,311	1,351	1,391	—	—	4,053
Purchase obligations	13,716	211	—	—	—	—	13,927
Other	100	2,774	107	—	—	—	2,981
Total contractual cash obligations	$16,474	$14,699	$9,619	$6,054	$3,922	$36,263	$87,031

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2013	2014	2015	2016	2017	Thereafter	Total
Letters of credit	$1,780	$—	$—	$—	$—	$—	$1,780

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

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2013. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Other

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $386,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

Borrowings

U.S. Bank Financing Agreement

In November 2012, we repaid all amounts outstanding under our Financing Agreement with U.S. Bank National Association (“U.S. Bank”). The Financing Agreement expired in accordance with its terms on December 31, 2012; and we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2013. There were no amounts outstanding on the Credit Agreement at September 30, 2013 and December 31, 2012.

As of December 31, 2012, no amounts were outstanding under the Financing Agreement. As of September 30, 2013 and December 31, 2012, letters of credit totaling $1.8 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2013, $865,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at September 30, 2013.

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

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure) (which we reconcile to “Gross profit” in our consolidated statements of income and comprehensive income) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed together with our GAAP results, we believe Contribution and Contribution Margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Total net revenue	$301,426	100%	$255,352	100%	$906,624	100%	$757,255	100%
Cost of goods sold	242,276	80.4%	208,810	81.8%	730,699	80.6%	620,036	81.9%
Gross profit	59,150	19.6%	46,542	18.2%	175,925	19.4%	137,219	18.1%
Less: Sales and marketing expense	22,463	7.5%	14,899	5.8%	60,376	6.7%	42,886	5.7%
Contribution and contribution margin	$36,687	12.2%	$31,643	12.4%	$115,549	12.7%	$94,333	12.5%

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

	Nine months ended September 30,		Twelve months ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in) operating activities	$13,784	$(13,337)	$55,266	$28,626
Expenditures for fixed assets, including internal-use software and website development	(13,970)	(10,563)	(15,896)	(12,960)
Free cash flow	$(186)	$(23,900)	$39,370	$15,666

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

At September 30, 2013, we had $84.9 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $849,000 on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2013, we had assets consisting of precious metals totaling $8.6 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $86,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At September 30, 2013, letters of credit totaling $1.8 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $18,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

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

We have a history of losses and we may incur operating and net losses in the foreseeable future. At September 30, 2013, our accumulated deficit was $232.2 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $14.9 million for the nine months ended September 30, 2013 and $14.7 million in 2012, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

At September 30, 2013, we had relationships with approximately 2,300 independent fulfillment partners whose products we offer for sale on our Website. Sales through our fulfillment partners accounted for 88% of our net revenues for the three and nine months ended September 30, 2013, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

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

As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could substantially reduce our ability to conduct our business. We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

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

We rely upon paid and natural search engines like Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower, and we may at times be subject to ranking penalties if search engines believe we are not in compliance with their guidelines.

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. If search engine companies change their natural search engine algorithms, and our ranking in natural searches is adversely affected by those changes, our financial results may suffer from reduced revenues and from increased marketing expenses from seeking to replace such lost revenues from other sources.

Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms used by these sites. If these rules and guidelines change, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in February 2011 through April 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business.

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

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

·                  liquidation e-tailers such as SmartBargains;

·                  online retailers with discount departments such as Amazon.com, Inc., eBay, Inc. and Rakuten.com, Inc. (formerly Buy.com, Inc.);

·                  private sale sites such as Rue La La and Gilt Groupe;

·                  online specialty retailers such as Bluefly, Inc., Blue Nile, Inc. and Zappos.com.; and

·                  traditional general merchandise and specialty retailers and liquidators such as Ross Stores, Inc., T.J. Maxx, Wal-Mart Stores, Inc., Costco Wholesale Corporation, J.C. Penny Company, Inc., Sears Holding Corporation, Target Corporation, Best Buy Co., Inc., Home Depot, Inc. and Barnes and Noble, Inc., all of which also have an online presence.

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

We do not currently collect sales or other similar taxes for physical shipments of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Several other states currently have similar tax proposals under consideration. In a case that went up on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute, and the Illinois Supreme Court has upheld that decision. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

The United States Senate passed the Marketplace Fairness Act (“MFA”) which if also passed by the United States House of Representatives and not vetoed, would permit states which comply with the requirements of the MFA to force remote sellers like us to collect taxes in states where we have no physical presence. We oppose MFA in its current form and if it becomes law our business could be harmed.

Other states have enacted forms of economic taxes to which we may be subject. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and that we owed $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $170,322 as of September 30, 2013. We filed protests to challenge the Department’s Assessments on constitutional grounds and the matter is currently pending before the Ohio Department of Taxation’s Legal Division for administrative review and determination. The Division held a hearing on these matters November 18, 2011, but has not yet issued a ruling. Recently we reached an agreement in principle with the Ohio Department which would require our payment of a diminished amount of the estimated assessments, a reduction in interest and waiver of penalties. We are in the process of formalizing the agreement. If other states enact and commence enforcement of similar commercial activity tax laws, these could harm our business.

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state’s enforcement its tax-notice and reporting law. Colorado appealed, and the injunction was overturned on jurisdictional grounds. The case is in the process of being dismissed and the plaintiff in that action will likely re-file the case in state court. Other states have enacted similar legislation and more states may enact these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting.

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

We sell products in international markets, and in the future we may expand into these markets more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

·                  the need to develop new supplier and manufacturer relationships;

·                  the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, enforcement of intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

·                  changes in international laws, regulatory requirements, taxes and tariffs; and

·                  geopolitical events, such as war and terrorist attacks.

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

We may incur substantial indebtedness.

At September 30, 2013, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. Although we have reduced our indebtedness substantially over the last several years, in the future we may again incur substantial indebtedness. Any such indebtedness would increase our business risks, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

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

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with a small number of major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions generally exceed the amounts of insurance provided, and some deposits may not be covered by insurance at all. We keep our precious metals in a third party facility that we believe to be secure. If any of these institutions were to become insolvent, we could lose some, or all, of such deposits, which would have a material adverse effect on our financial condition.

We may be adversely affected by fluctuations in precious metal prices.

At September 30, 2013 our investments in precious metals was $8.6 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world.

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

We sell products internationally and consequently we are subject to risks of doing business internationally as related to our intellectual property, including:

·                  legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law; and

·                  differing intellectual property laws, which may provide insufficient protection for our intellectual property.

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

In April 2008, we received a letter from the Office of the District Attorney of Marin County, California, stating that the District Attorneys of Marin and four other counties in Northern California had begun an investigation into the way we advertise products for sale. In November 2010, District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma filed a lawsuit seeking damages and an injunction, alleging violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We disputed the allegations and tried the case to the Judge of the court in September 2013. Both the District Attorneys and our legal counsel are briefing final arguments. We do not expect a verdict in the case for several months. We intend to continue to defend ourselves vigorously. However, an unfavorable resolution of this matter could materially affect our business, prospects, financial condition and results of operations.

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

Our future revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

·                  increases in the cost of advertising and changes in our sales and marketing expenditures;

·                  our inability to retain existing customers or encourage repeat purchases;

·                  the extent to which our existing and future marketing campaigns are successful;

·                  price competition that results in lower profit margins or losses;

·                  the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

·                  the amount and timing of our purchases of inventory;

·                  our inability to manage distribution operations or provide adequate levels of customer service;

·                  increases in the cost of fuel and transportation;

·                  our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

·                  our efforts to offer new lines of products and services; and

·                  our ability to attract users to our shopping and other sites.

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

We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. In January 2012, the trial court granted the remaining defendants’ motion for summary judgment. We have appealed the ruling.

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
3.1
Amended and Restated Bylaws of Overstock.com, Inc., as amended through October 23, 2013 (incorporated by reference to exhibit 3.1 to our Report on Form 8-K filed on October 24, 2013 (File No. 000-49799).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2013, filed with the SEC on October 24, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

___________________________________________

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

Date:	October 24, 2013	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management