Form 10-K
period 2013-12-31
OVERSTOCK.COM, INC
filed 2014-02-27
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2013), was approximately $255.8 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 23,959,419 shares of the Registrant’s common stock, par value $0.0001, outstanding on February 19, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2014 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, O.co, Club O, Main Street Revolution, Worldstock Fair Trade and Worldstock are registered trademarks. O.biz, Club O Dollars, OGlobal and OVillage are trademarks of Overstock.com, Inc. The Overstock.com, Club O, and Worldstock Fair Trade logos are also registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Form 10-K are the property of their respective owners.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	the anticipated benefits and risks of our business and plans;

•	our ability to attract and retain customers in a cost-efficient manner;

•	the effectiveness of our marketing;

•	our future operating and financial results, including any projections of revenue, capital expenditures or other financial measures or amounts;

•	our decision to accept bitcoins as an acceptable payment for the goods and services we sell and our expectations regarding the advantages and risks of doing so;

•	our plans to acquire and hold bitcoins and our expectations regarding the advantages and risks of doing so;

•	the competition we face and will face in our business;

•	the effects of government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of international operations;

•	our plans for changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

•	our beliefs regarding the adequacy of our insurance coverage;

•	our beliefs regarding the adequacy and anticipated functionality of our infrastructure, including our backup facilities and beliefs regarding the adequacy of our disaster planning;

•	our beliefs regarding our cybersecurity efforts and measures;

•	our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

•	our beliefs and expectations regarding the adequacy of our office and warehouse facilities and any plans for additional or modified office or warehouse facilities;

•	our expectations regarding our other businesses including our car listing service, our community site and future other businesses and the anticipated functionality and results of operations of them;

•	our belief that we and our fulfillment partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our belief that our sales through other ecommerce marketplace channels will be successful and will become an important part of our business; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.
Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

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

•	difficulties we may have in responding to technological changes;

•	problems with fraudulent purchases;

•	problems we may encounter as a result of the listing or sale of pirated, counterfeit or illegal items by third parties;

•	difficulties we may have financing our operations or expansion with either internally generated funds or external sources of financing;

•	the extent to which we owe income or sales taxes or are required to collect sales taxes or to modify our business model in order to avoid being required to collect sales taxes;

•
any difficulties we may encounter as a consequence of accepting or holding bitcoins, whether as a result of regulatory or legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoins as an acceptable medium of exchange or otherwise;

•
competition, including competition from well-established competitors including Amazon, and from others including competitors with business models that may include extremely rapid delivery capabilities;

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	fluctuations in our operating results;

•	our efforts to expand internationally;

•	our efforts to offer additional services to our customers, including insurance products and consumer financing;

•
the outcomes of legal proceedings, investigations and claims, including the outcome of the lawsuit and judgment against us by the District Attorneys of a number of California counties described in this report;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality; and

•	the other risks described in this report or in our other public filings.
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Form 10-K in Part I, Item 1A under the caption “Risk Factors” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Except as otherwise required by law, we expressly disclaim any obligation to release publicly any update or revisions to any forward-looking statements to reflect any changes in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements or other events.
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
Introduction
We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States.
As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.
Our Business
We deal primarily in discount, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 491,000 non-BMMG products and approximately 805,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, or Internet-enabled mobile device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses, advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2013 and 2012 no single customer accounted for more than 1% of our total net revenue.
Direct business
Our direct business includes sales made to individual consumers and businesses, which are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2013, we fulfilled approximately 12% of our order volume through our warehouse which generally ships between 3,000 and 5,000 packages per day and up to approximately 6,000 orders per day during peak periods, using overlapping daily shifts.
Fulfillment partner business
For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,400 third parties who supply approximately 488,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

Both direct and fulfillment partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future. To the extent possible we maintain supplier relationships, and seek new supplier relationships, for both our direct and fulfillment partner businesses, and also use our working capital, to ensure a continuous allotment of product offerings for our customers. Because a portion of our product offerings are closeout merchandise, some of our suppliers cannot supply products to us on a continuous basis.
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
Other offerings
Within our website, we offer additional products or services that complement our primary offerings, but are not significant to our revenues. These include:

•
Worldstock Fair Trade, a store within our website that offers handcrafted products made by artisans all over the world, which emphasizes sustainability, fairness, and transparency, and which we attempt to run at 0% profit by donating net profits to fund philanthropic projects in several countries, including Guatemala, Kenya, Malawi, and Nepal;

•
Main Street Revolution, a store within our website that features products from small businesses across the United States who offer their products using our national marketing and distribution channels;

•	a consignment service for suppliers where the suppliers' merchandise is stored in and shipped from our warehouses;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers (we do not have sales operations outside the U.S.); and

•
an online car listing service which allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle.

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
Products
Our Website Shopping section is organized into 25 main product lines: For the Home, Furniture, Bedding & Bath, Clothing & Shoes, Electronics, Jewelry, Watches, Sports & Outdoors, Luggage & Bags, Worldstock Fair Trade, Health & Beauty, Baby, Crafts & Sewing, Office, Gifts & Flowers, Toys & Hobbies, Pets, Main Street Revolution, Emergency Preparedness, As Seen on TV, Business Supplies, Cars, Sales and Promotions, Books Movies Music Games and Farmers Market. Worldstock Fair Trade is our socially-responsible, online marketplace through which artisans in the United States and around the world can sell their products and gain access to a broader market. We also have specialty departments, such as Main Street Revolution and Farmers Market, which enable small businesses and individual producers to offer their products to a mass audience by selling on our websites. From time to time, as the number of products and product categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

For the years ended December 31, 2013, 2012 and 2011, the percentages of gross revenues contributed by similar classes of products were as follows:

Product Lines	2013	2012	2011
Home and garden(1)	72%	66%	58%
Jewelry, watches, clothing and accessories	13%	16%	20%
BMMG, electronics and computers	4%	6%	10%
Other	11%	12%	12%
Total	100%	100%	100%
(1) Home and garden includes furniture, home decor, kitchen and dining, bedding, garden and patio, home improvement, housewares and other related products.
Sales and Marketing
We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, and print ads.
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
We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	liquidation e-tailers;

•	online discount general retailers;

•	private sale sites;

•	online specialty retailers; and

•	traditional general merchandise and specialty retailers and liquidators, some of which also have an online presence.
Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, or have options for in-store product pick-up options or allow in-store returns and offer other delivery and returns options that we do not have. New technologies and the continued enhancement of existing technologies and developments in related areas, such as same-day product deliveries, also may increase competitive pressures on us. Our competitors include Amazon.com, Inc. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").
Seasonality
Our business is affected by seasonality because of the holiday retail season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 30.5%, 31.1% and 29.8% of our annual revenue during the fourth quarter of 2013, 2012, and 2011, respectively.
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
Employees
At December 31, 2013, we had approximately 1,500 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and other technical staff.
Executive Officers of the Registrant
The following persons were executive officers of Overstock as of February 19, 2014:

Executive Officers	Age	Position
Patrick M. Byrne	51	Chief Executive Officer and Chairman of the Board of Directors
Jonathan E. Johnson III	47	Executive Vice Chairman of the Board of Directors and Corporate Secretary
Stormy D. Simon	45	Co-President and Director
David J. Nielsen	44	Co-President
Mark J. Griffin	58	Senior Vice President and General Counsel
Robert P. Hughes	54	Senior Vice President, Finance and Risk Management
Sam "Saum" Noursalehi	34	Senior Vice President, Marketing
Brian L. Popelka	47	Senior Vice President, Customer and Product Care
Bhargav J. Shah	38	Senior Vice President, Technology
Stephen P. Tryon (1)	52	Senior Vice President, People Care
(1) Mr. Tryon has given notice of his resignation effective February 28, 2014.
Dr. Patrick M. Byrne has served as our Chief Executive Officer (principal executive officer) and as a Director since 1999, as Chairman of the board of directors from 2001 through 2005, and since July 2006. From 1997 to 1999, Dr. Byrne served as President and Chief Executive Officer of Fechheimer Brothers, Inc., a manufacturer and distributor of uniforms. From 1995 until its sale in September 1999, Dr. Byrne was Chairman, President and Chief Executive Officer of Centricut, LLC, a manufacturer and distributor of industrial torch parts. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne has a Bachelor of Arts Degree in Chinese studies from Dartmouth College, a Master's Degree from Cambridge University as a Marshall Scholar, and a Ph.D. in philosophy from Stanford University.
Mr. Jonathan E. Johnson III joined Overstock in 2002 and has served as Executive Vice Chairman of the Board since May 2013. He also serves as Corporate Secretary. Mr. Johnson has previously served as Acting Chief Executive Officer, President, General Counsel and as our Vice President, Strategic Projects and Legal, and Senior Vice President, Corporate Affairs and Legal. From 1999 to 2002, Mr. Johnson held various positions with TenFold Corporation, a software company, including General Counsel, Executive Vice President and Chief Financial Officer. Prior to this Mr. Johnson practiced law in

Los Angeles, and served as a judicial clerk at the Utah Supreme Court and the Utah Court of Appeals. Mr. Johnson has served on the Board of Governors of the Salt Lake Chamber of Commerce for many years. He also serves on the Board of Trustees of the Utah Technology Council and is a member of the Council of Better Business Bureaus National Partner Leadership Circle. Mr. Johnson holds a Bachelor's Degree in Japanese from Brigham Young University, studied for a year at Osaka University of Foreign Studies in Japan, and holds a Juris Doctor from the J. Reuben Clark Law School at Brigham Young University.
Ms. Stormy D. Simon has served as a Co-President since February 2013. Ms. Simon previously served as the Senior Vice President, Customer and Partner Care. Ms. Simon has also served as a member of our board of directors since 2011. Ms. Simon previously served as our Senior Vice President, Marketing; Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock in 2001, Ms. Simon worked in the media and travel industries.
Mr. David J. Nielsen has served as a Co-President since February 2013. Mr. Nielsen previously served as the Senior Vice President, Merchandising & Supply Chain. Prior to joining Overstock in 2009, Mr. Nielsen was with Payless ShoeSource, Inc., a shoe retailer from 2005 through 2009. At Payless he held a variety of positions, most recently serving as the Vice President of Merchandise Distribution. Additionally, Mr. Nielsen worked at Old Town Imports, LLC, a retail company, where he served as President and CEO. Mr. Nielsen holds a Bachelor's Degree in Business Management with an emphasis in Marketing from Brigham Young University.
Mr. Mark J. Griffin was promoted to Senior Vice President, General Counsel in February 2014. He also serves as Assistant Corporate Secretary. He began his service as a Vice President and General Counsel when he joined Overstock in 2006. Before joining Overstock, Mr. Griffin was a partner at the Salt Lake City law firm, Woodbury & Kesler. Before private practice, Mr. Griffin was Director of the Utah Securities Division, Deputy Secretary of State for the State of Nevada, and has also served as an Assistant Utah Attorney General handling securities, antitrust cases and white collar fraud prosecutions. For many years, Mr. Griffin served in the leadership of the North American Securities Administrators Association, with offices in Washington, D.C., completing his work with NASAA as its 1996 President. Mr. Griffin is an active member of the Utah State Bar and holds Juris Doctor and Bachelor of Arts degrees from Brigham Young University.
Mr. Robert P. Hughes (principal financial and accounting officer) has served as our Senior Vice President, Finance and Risk Management since February 2013. He previously served as Vice President and Controller. Prior to joining the Company in 2008, Mr. Hughes served as Chief Financial Officer and Chief of Staff of TenFold Corporation. Prior to working for TenFold, Mr. Hughes held a number of senior accounting and internal audit positions with Oracle Corporation. He holds a B.S. in Business Administration with an emphasis in accounting and finance from the University of California Berkeley, Haas School of Business, and is a certified public accountant (CA - inactive status).
Mr. Saum Noursalehi has served as our Senior Vice President, Marketing since February 2013. Mr. Noursalehi previously served as Vice President of OLabs, an innovative research and development group within the Company, and previously as Vice President of new product development. Prior to his appointment as a Vice President, Mr. Noursalehi was the Company’s senior director of website, mobile and search engine optimization. Mr. Noursalehi has been with Overstock since 2005. Prior to joining Overstock Mr. Noursalehi worked as a software developer. Mr. Noursalehi holds a bachelor's degree in Computer Science from the University of Utah.
Mr. Brian L. Popelka has served as our Senior Vice President, Customer and Product Care since June 2013. Mr. Popelka previously served as Vice President of Customer Care. Since joining Overstock in 2002, Mr. Popelka has held several positions including the director of Books, Media, Movies and Games Department, and was the manager of the Business-to-Business Department. Mr. Popelka holds a bachelor's degree in Journalism, Broadcasting, Film and History from the University of Nebraska in Lincoln.
Mr. Bhargav J. Shah serves as our Senior Vice President, Technology. Prior to joining Overstock in 2012, Mr. Shah served as a director in KPMG LLP's IT advisory group since 2009. Prior to that, Mr. Shah held various positions with Bearing Point (formerly KPMG Consulting) including consulting senior manager. Mr. Shah holds a Chemical Engineering Degree from K.E.S Engineering College in Mumbai, India and a Master's of Business Administration Degree in Finance from Bentley University.
Mr. Stephen P. Tryon serves as Senior Vice President, People Care. Mr. Tryon previously served as a Vice President in several departments including logistics, international, and human resources. Prior to joining Overstock in 2004, Mr. Tryon was the Legislative Assistant to the Chief of Staff of the United States Army. During his 21 years with the Army, his assignments included director of plans for the 10th Mountain Division, Congressional Fellow for United States Senator Max Cleland, Assistant Professor of Philosophy at the United States Military Academy, and commander of a company of paratroopers. Mr. Tryon received a Bachelor's of Science Degree in Applied Sciences from the U.S. Military Academy and a Master's Degree of Arts in Philosophy from Stanford University.

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

At December 31, 2013, we had relationships with approximately 2,400 independent fulfillment partners whose products we offer for sale on our Website. Sales through our fulfillment partners accounted for 88% of our net revenues for the year ended December 31, 2013, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

We depend on our fulfillment partners to perform certain services regarding the products that we offer.

In general, we agree to offer the fulfillment partners’ products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We may be unable to ensure that these third parties will continue to perform these services to our satisfaction or on commercially reasonable terms. In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and the Overstock.com brand could suffer.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

Global sourcing of many of the products we sell is an important aspect of our business. We depend on our ability to access products from qualified suppliers in a timely and efficient manner. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located are beyond our control. We also largely rely on our supplier's representations of product content and quality. Concerns regarding product content or quality, or the safety of products that we source from our suppliers could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance. Further, we sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us as the manufacturer and/or retailer of the product. Our insurance coverage may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

We depend upon third party delivery services to deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

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

We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

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

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, our liability for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

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

Although we maintain certain types of insurance, we cannot be certain that the types, coverage, or the amounts of coverage we maintain will be adequate for losses actually incurred, or that the insurance will continue to be available to us on economically reasonable terms. Similarly, although we are indemnified by most of our suppliers and vendors for product liability for products they supply us, and we have indemnification agreements with software and hardware suppliers for losses we might incur as a result of the use of the technology products they supply, we are not indemnified by all our suppliers, nor can we be certain that our indemnification rights are enforceable or adequate to cover actual losses we may incur as a result of the sale or use of products our indemnitors provide to us. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors, could harm our business, prospects, financial condition and results of operations.

We may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•liquidation e-tailers such as SmartBargains;

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

We expect the online retail market to become even more competitive as traditional liquidators and online retailers continue to develop and improve services that compete with our services. In addition, more traditional manufacturers and retailers may continue to add or improve their e-commerce offerings. Traditional or online retailers may create proprietary, store-based distribution and returns channels. Competitive pressures, including same-day delivery capabilities, from any of our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could harm our business.

Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business. For example, to the extent that we enter new lines of businesses such as third party logistics, insurance sales or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics and Ross Stores, Inc. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com. We no longer offer online auctions services or real estate listing services.

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

The United States Senate has passed the Marketplace Fairness Act of 2013 (“MFA”) which if also passed by the United States House of Representatives and not vetoed, would permit states which comply with the requirements of the MFA to force remote sellers like us to collect taxes in states where we have no physical presence. If the MFA becomes law our business could be harmed.

Other states have enacted forms of economic taxes to which we may be subject. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we are required to register for remitting of the Commercial Activity Tax, and that we owed $612,784 in taxes, interest, and penalties as of June 30, 2009 since which time the Ohio Department of Taxation issued additional estimated assessments totaling $170,322 as of September 30, 2013. After contesting the estimates, we later reached an agreement which required our payment of a diminished amount of the estimated assessments, a reduction of interest and a waiver of penalties. Other businesses have continued in lawsuits contesting the constitutionality of the tax and, if successful, we will reassess our position respecting the Ohio tax. If other states enact and commence enforcement of similar commercial activity tax laws, these could harm our business.

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state’s enforcement of its tax-notice and reporting law. Colorado appealed, and the injunction was overturned on jurisdictional grounds. The ruling is being appealed to the United States Supreme Court, and the plaintiff has also commenced an action in Colorado state court, challenging the law. The Colorado state court has issued a preliminary injunction suspending the law's enforcement on constitutional grounds. Other states have enacted similar legislation and more states may enact these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting.

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

If we do not respond to rapid technological changes, our services could become obsolete, and we could lose customers.

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

•the need to develop new supplier and manufacturer relationships;

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

•changes in international laws, regulatory requirements, taxes and tariffs; and

•geopolitical events, such as war and terrorist attacks.

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

We may incur substantial indebtedness.

At December 31, 2013, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. However, in the future we may incur substantial indebtedness. Any such indebtedness would increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

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

We recently reversed the valuation allowance for our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.

Since our inception, we established a valuation allowance for our deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. At December 31, 2013, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize our net deferred tax assets based upon future taxable income. Therefore we reversed the valuation allowance at December 31, 2013.

Our conclusion at December 31, 2013 that it is more likely than not that we will realize our net deferred tax assets is primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from these estimates of future taxable income, a valuation allowance may need to be reestablished for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

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

Our decision to accept bitcoins as a form of payment for purchases on our website may subject us to exchange risk and additional tax and regulatory requirements.

In January 2014, we began accepting bitcoins as a form of payment for purchases on our website. Bitcoin is a digital currency that uses cryptography to control the creation and transfer of the currency between individual parties. Bitcoin is not considered legal tender or backed by any government. Since inception in 2009, bitcoins have experienced price volatility, technological glitches and various law enforcement and regulatory interventions.

Since we began accepting bitcoins as a form of payment, less than 1% of customer purchases have been made using the currency. At present we do not accept bitcoin payments directly, but use a third party vendor to accept bitcoin payments on our behalf. That third party vendor then immediately converts the bitcoin payments into U.S. dollars so that we receive payment for the product sold at the sales price in U.S. dollars. We do not hold any amount of bitcoins as a result of these transactions and are not subject to exchange risk. An insolvency of our third party vendor, however, may result in our holding bitcoins which could subject us to exchange risk.

In the future, we expect to transact in bitcoins directly and intend to hold bitcoins. This will subject us to exchange risk which may have an adverse effect on our results. There is also uncertainty regarding the current and future accounting treatment and tax, legal, and regulatory requirements relating to bitcoin or transactions utilizing bitcoin. Such accounting, legal, regulatory, and tax developments or other requirements may adversely affect us.

We may be adversely affected by fluctuations in precious metal prices.

At December 31, 2013 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. During the year ending December 31, 2013 our loss on our investment in precious metals was $1.5 million. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At December 31, 2013, our accumulated deficit was $158.6 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $88.5 million for the year ended December 31, 2013 and $14.7 million in 2012, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

We sell products internationally and consequently we are subject to risks of doing business internationally as related to our intellectual property, including:

•
legal uncertainty regarding liability for the listings and other content provided by our users, including uncertainty as a result of less Internet-friendly legal systems, unique local laws, and lack of clear precedent or applicable law; and

•differing intellectual property laws, which may provide insufficient protection for our intellectual property.

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

We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our Website infringe third party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. As a result, these claims could harm our business. Negative publicity generated as a result of the foregoing could damage our reputation, harm our business and diminish the value of our brand name.

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

California District Attorneys have obtained a judgment against us for alleged violations of California law.

In November 2010, District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma filed a lawsuit seeking damages and an injunction, alleging violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We disputed the allegations and tried the case to the Judge of the court in September 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. Plaintiff may apply to the court for a reimbursement of costs. It is unknown whether the plaintiff will request or have entitlement to an award of attorneys fees, or whether the court would grant any such request. While we intend to comply with the judgment, we will appeal. We will likely have to post an appeal bond under California rules or alternatively, by agreement, provide some form of surety in the amount of the ordered penalty. An unfavorable resolution of this matter on appeal could materially affect our business, prospects, financial condition and results of operations.

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

Our future revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

•increases in the cost of advertising and changes in our sales and marketing expenditures;

•our inability to retain existing customers or encourage repeat purchases;

•the extent to which our existing and future marketing campaigns are successful;

•price competition that results in lower profit margins or losses;

•	the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure;

•the amount and timing of our purchases of inventory;

•our inability to manage distribution operations or provide adequate levels of customer service;

•increases in the cost of fuel and transportation;

•	our ability to successfully integrate operations and technologies from acquisitions or other business combinations;

•our efforts to offer new lines of products and services; and

•our ability to attract users to our shopping and other sites.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Corporate office space
We lease approximately 128,000 square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term expiring in 2015. We are exploring the short-term extension of this lease and relocating this corporate facility to a different location.
We lease approximately 872 square feet in The Institute of Technology in Sligo, Ireland for a term expiring in 2014.
Warehouse and customer service space
We lease approximately 687,000 square feet for our warehouse and customer service operations in Salt Lake City, Utah for a term expiring in 2026.
We lease approximately 15,000 square feet for customer service operations in Tooele, Utah for a term expiring in 2015.
We lease approximately 51,500 square feet of warehouse space in Hebron, Kentucky beginning in March 2013, for a term expiring in 2016.
We lease approximately 100,000 square feet of warehouse space in Jonestown, Pennsylvania beginning in October 2013, for a term expiring in 2014.
Co-location data center
We lease approximately 4,000 square feet at Old Mill Corporate Center I in Salt Lake City, Utah for a data center for a term expiring in 2017.
We lease approximately 3,000 square feet in Salt Lake City, Utah for a data center for a term expiring in 2016.
We use all of our properties in both our direct and fulfillment partner businesses. We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to potential seasonal requirements for additional warehouse and customer service space during the fourth quarter.
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

	Common Stock Price
	High	Low
Year Ended December 31, 2013
First Quarter	16.50	11.29
Second Quarter	28.20	11.46
Third Quarter	34.97	25.65
Fourth Quarter	30.83	23.22
Year Ended December 31, 2012
First Quarter	7.71	5.17
Second Quarter	6.95	5.01
Third Quarter	10.55	6.21
Fourth Quarter	15.90	10.11
Stock Performance Graph
The stock performance graph is included in Part III, Item 12.
Holders
As of February 17, 2014, there were 171 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.
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
Issuer purchases of equity securities
The following table sets forth all purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock made during each month within the fourth quarter of 2013, including all purchases made pursuant to publicly announced plans or programs and those not made pursuant to publicly announced plans or programs. Column (a) sets forth the total number of shares purchased, and the footnotes to the table disclose the number of shares purchased other than pursuant to a publicly announced plan or program and the nature of any such purchases. Column (b) sets forth the average price paid per share. Column (c) sets forth the total number of shares purchased as part of publicly announced repurchase plans or programs. Column (d) sets forth the maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share or Unit	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	95		$25.18	—	$—
November 1, 2013 to November 30, 2013	—		—	—	—
December 1, 2013 to December 31, 2013	—		—	—	—
Total	95	(1)		—	$—
(1) Represents 95 shares withheld for minimum tax withholding purposes upon the vesting of a portion of restricted stock units.
Stock based compensation
Stock options
Our board of directors adopted the 2005 Equity Incentive Plan, in April 2005, and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under the Plan generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. At December 31, 2013, 2.8 million shares of stock remained available for future grants under the Plan.
The following is a summary of stock option activity (amounts in thousands, except per share data):

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	364	$17.34	405	$17.58	496	$18.09
Exercised	(89)	17.45	—	—	—	—
Expired/Forfeited	(2)	17.08	(41)	20.06	(91)	20.55
Outstanding—end of year	273	$17.30	364	$17.34	405	$17.58
Options exercisable at year-end	273	$17.30	364	$17.34	404	$17.59
Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation related to stock options of $0, $3,000 and $200,000, respectively.
Restricted stock units activity
During the years ended December 31, 2013, 2012 and 2011, we granted 275,000, 795,000 and 268,000 restricted stock units, respectively, under the Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $16.12, $6.75 and $15.47, respectively.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,003	$8.81	522	$13.40	685	$12.08
Granted at fair value	275	16.12	795	6.75	268	15.47
Vested	(339)	10.23	(240)	12.11	(318)	12.20
Forfeited	(235)	9.38	(74)	8.25	(113)	13.88
Outstanding—end of year	704	$10.79	1,003	$8.81	522	$13.40
Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation related to restricted stock units of $3.3 million, $3.5 million and $2.8 million, respectively.
Subsequent to 2013, we granted 232,000 additional restricted stock units. These restricted stock units vest over three years with one-third at the end of each of the first, second and third years.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$156,032	$155,516	$163,609	$209,646	$150,901
Fulfillment partner	1,148,185	943,773	890,668	880,227	725,868
Total net revenue	1,304,217	1,099,289	1,054,277	1,089,873	876,769
Cost of goods sold
Direct	136,282	140,536	149,660	187,124	130,890
Fulfillment partner	920,275	760,323	725,529	713,109	581,127
Total cost of goods sold	1,056,557	900,859	875,189	900,233	712,017
Gross profit	247,660	198,430	179,088	189,640	164,752
Operating expenses:
Sales and marketing	91,609	63,467	61,813	61,334	55,549
Technology	71,788	65,467	67,043	58,260	52,336
General and administrative	68,169	57,259	67,766	55,650	48,906
Restructuring (1)	(471)	76	—	(569)	(66)
Total operating expenses	231,095	186,269	196,622	174,675	156,725
Operating income (loss)	16,565	12,161	(17,534)	14,965	8,027
Interest income	127	116	161	157	170
Interest expense	(113)	(809)	(2,485)	(2,962)	(3,470)
Other income (expense), net	(235)	3,686	278	2,088	3,277
Income (loss) before income taxes	16,344	15,154	(19,580)	14,248	8,004
Provision (benefit) for income taxes	(72,165)	485	(142)	359	257
Net income (loss)	$88,509	$14,669	$(19,438)	$13,889	$7,747
Deemed dividend related to redeemable common stock	—	—	(12)	(112)	(48)
Net income (loss) attributable to common shares	$88,509	$14,669	$(19,450)	$13,777	$7,699
Net income (loss) per common share—basic:
Net income (loss) attributable to common share—basic	$3.73	$0.63	$(0.84)	$0.60	$0.34
Weighted average common shares outstanding—basic	23,714	23,387	23,259	23,019	22,821
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$3.64	$0.62	$(0.84)	$0.59	$0.33
Weighted average common shares outstanding—diluted	24,294	23,672	23,259	23,366	23,067

(1) During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"-Note 3-"Restructuring Expense").

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$148,665	$93,547	$96,985	$124,021	$139,757
Restricted cash	1,580	1,905	2,036	2,542	4,414
Working capital	25,709	7,497	(14,129)	14,746	51,236
Total assets	319,767	181,985	179,559	217,959	216,500
Total indebtedness	3,155	1,848	18,619	52,845	61,687
Redeemable common stock	—	—	—	570	744
Stockholders' equity	122,891	30,962	13,237	30,658	10,800

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
Introduction
We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States.
As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.
Our Business
We deal primarily in discount, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "fulfillment partner" business. We currently offer approximately 491,000 non-BMMG products and approximately 805,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled devices. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2013, 2012 and 2011 no single customer accounted for more than 1% of our total net revenue.
Direct business
Our direct business includes sales made to individual consumers and businesses, which are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2013, we fulfilled approximately 12% of our order volume through our warehouse, which generally ships between 3,000 and 5,000 packages per day and up to approximately 6,000 orders per day during peak periods, using overlapping daily shifts.
Fulfillment partner business
For our fulfillment partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("fulfillment partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" or "fulfillment partner" does not mean that we have formed any legal partnerships with any of our fulfillment partners. We currently have relationships with approximately 2,400 third parties who supply approximately 488,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party fulfillment partners perform essentially the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and fulfillment partner businesses is recorded net of returns, coupons and other discounts.

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
Other offerings
Within our website, we offer additional products or services that complement our primary offerings, but are not significant to our revenues. These include:

•
Worldstock Fair Trade, a store within our website that offers handcrafted products made by artisans all over the world, which emphasizes sustainability, fairness, and transparency, and which we attempt to run at 0% profit by donating net profits to fund philanthropic projects in several countries, including Guatemala, Kenya, Malawi, and Nepal;

•
Main Street Revolution, a store within our website that features products from small businesses across the United States who offer their products using our national marketing and distribution channels;

•	a consignment service for suppliers where the suppliers' merchandise is stored in and shipped from our warehouses;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers (we do not have sales operations outside the U.S.); and

•
an online car listing service which allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies." Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities (specifically, the allowances for returns and obsolete and damaged inventory);

•	internal use software and website development (acquired and developed internally);

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	loss contingencies.

Revenue Recognition

We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 22—Business Segments).

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(10,744)	$(1,470)
1	$(3,320)	$(447)
As reported	As reported	As reported
(1)	$3,336	$459
(2)	$7,072	$964
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

Fulfillment partner revenue

Fulfillment partner revenue is derived from merchandise sales which fulfillment partners ship directly to consumers and businesses from warehouses maintained by our fulfillment partners. Fulfillment partner revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

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

The allowance for returns was $13.2 million and $10.6 million at December 31, 2013 and 2012 respectively.

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
Accounting for income taxes
We are subject to taxation from federal, state and international jurisdictions. A significant amount of judgment is involved in preparing our provision for income taxes and the calculation of resulting deferred tax assets and liabilities.

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”) which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach, disregarding indirect tax impacts, for determining the period in which tax benefits for excess share-based deductions are recognized. Net operating losses from prior years reduced federal and state income tax obligations to the extent that we did not have significant income taxes payable at December 31, 2013 or 2012.

Since inception, we determined that a valuation allowance should be recorded against all of our net deferred tax assets. This quarterly assessment required us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Due to strong operating results in the last two years, including eight consecutive quarters of taxable income, and increased confidence that we will continue to generate taxable income into the foreseeable future, our assessment regarding whether it is more likely than not that we will realize our deferred tax assets has changed. The result was the full release of the $79.7 million valuation allowance on our deferred tax assets. In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, eight consecutive quarters of profitability and strong revenue growth). We gave the most significant weight in our evaluation to the objective, direct positive evidence related to our recent strong financial results, particularly our positive levels of pre-tax income. Historically, our pre-tax income and our taxable income have not varied by much other than one time tax accounting method changes and the anomaly of the 2013 $6.8 million civil penalty assessed in a legal matter. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income.

We performed multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets quarterly, but at December 31, 2013 we believe it is more likely than not that these assets will be realized in future periods.

Accounting Standards Codification ("ASC") 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on derecognition, classification, interest and penalties, accounting in the interim periods and disclosure.

The calculation of our tax liabilities is subject to legal and factual interpretation, judgment, and uncertainty in a multitude of jurisdictions. This includes addressing uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions in the U.S. and other tax jurisdictions based on recognition and measurement criteria prescribed by ASC 740. The liabilities are periodically reviewed for their adequacy and appropriateness. Changes to our assumptions could cause us to find a revision of estimates appropriate. Such a change in measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations, and court rulings. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. We record an amount as an estimate of probable additional income tax liability at the largest amount that we determine is more likely than not, based upon the technical merits of the position, to be sustained upon audit by the relevant tax authority.

As of December 31, 2013, we were not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

Our net unrecognized tax benefits are recorded as a liability in our consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities of any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense on our consolidated statement of operations and comprehensive income (loss). Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2013, 2012 and 2011.
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
We test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2013 and 2012. There were no impairments to goodwill recorded during the years ended December 31, 2013, 2012 and 2011.
Accounting pronouncements issued not yet adopted
See Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies" subheading "Accounting Pronouncements Issued Not Yet Adopted."
Comparison of Years Ended December 31, 2013 and 2012

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

Revenues in 2013 increased 19% compared to 2012. The growth in revenue was primarily due to a 17% increase in average order size, from $135 to $158, coupled with a 2% increase in orders. The increase in average order size is largely due to a sales mix shift into the home and garden category. Although the trend towards our home and garden category has accelerated in recent years, we do not expect the sales mix shift to continue to increase at the same rate in 2014.

Gross profit in 2013 increased 25% compared to 2012 primarily as a result of that revenue growth and a shift in product sales mix into higher margin home and garden products. Approximately $37.0 million of the $49.2 million increase in gross profit was due to higher revenue, and $12.2 million due to the improvement in gross margin percentage. The increase in gross margin was primarily due to the sales mix shift referenced above.

Sales and marketing expenses as a percentage of revenue increased from 5.8% in 2012 to 7.0% for 2013, primarily due to increased spending in the sponsored search marketing channel due to a higher proportion of our revenue coming through that channel. In addition, during the last several weeks of December 2013, we increased our marketing spending as a result of softer sales observed during this period. We continued to refine our marketing strategies in the first quarter of 2014.

In late 2012, Google, Inc. (“Google”) discontinued providing its free Google Base product listing service to retailers and instead offered retailers a new fee based product listing service. In addition, during Q3 2013, Google tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results during some periods. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated revenue growth but with higher associated marketing expenses as a percentage of revenue than was the case for revenue coming from Google Base and natural search.

Technology expense in 2013 increased $6.3 million compared to 2012, primarily due to an increase in staff-related costs partially offset by a decrease in depreciation.

We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities. We also intend to begin to broker insurance products, and offer consumer financing products through a third party, to our customers in 2014. As a result, we expect to continue to increase our technology expenses to support these initiatives.

General and administrative expense in 2013 increased $10.9 million compared to 2012, primarily due to $10.1 million of increased activity on legal matters, including our defense of a case brought by district attorneys in eight California counties, and for civil penalties assessed in an adverse judgment received in the case (which we intend to appeal).

Provision (benefit) for income taxes in 2013 was ($72.2) million compared to $485,000 in 2012. The large income tax benefit in 2013 was due to a $79.7 million deferred tax asset valuation release in 2013 after concluding that it was more likely than not that we will realize our deferred tax assets.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31
	2013	2012	2011
	(as a percentage of total revenue)
Revenue, net
Direct	12.0%	14.1%	15.5%
Fulfillment partner	88.0	85.9	84.5
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	10.4	12.8	14.2
Fulfillment partner	70.6	69.2	68.8
Total cost of goods sold	81.0	81.9	83.0
Gross profit	19.0	18.1	17.0
Operating expenses:
Sales and marketing	7.0	5.8	5.9
Technology	5.5	6.0	6.4
General and administrative	5.2	5.2	6.4
Restructuring	—	—	—
Total operating expenses	17.7	17.0	18.7
Operating income (loss)	1.3	1.1	(1.7)
Interest income	—	—	—
Interest expense	—	(0.1)	(0.2)
Other income, net	—	0.3	—
Net income (loss) before income taxes	1.3	1.3	(1.9)
Provision (benefit) for income taxes	(5.5)	—	—
Net income (loss)	6.8%	1.3%	(1.9)%

Revenue

The following table reflects our net revenue for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$156,032	$155,516	$516	0.3%
Fulfillment partner	1,148,185	943,773	204,412	21.7%
Total revenue, net	$1,304,217	$1,099,289	$204,928	18.6%

The primary reason for increased total net revenue for the year ended December 31, 2013 was an increase of 17% in average order size, from $135 to $158, coupled with a 2% increase in orders. The increase in average order size is largely due to a sales mix shift into home and garden products.

The primary reason for increased direct revenue for the year ended December 31, 2013 was a continued shift in sales mix into our home and garden products, partially offset by a decrease in sales of clothing and shoes due to our shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in fulfillment partner revenue for the year ended December 31, 2013 was an increase in sales of home and garden products.

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

We continue to seek increased participation in our Club O loyalty program as revenue and average order size of customers with paid Club O memberships is larger than from other customers. For additional information regarding our Club O loyalty program see Item 15 of Part IV, "Financial Statements"—Note 2—"Accounting Policies” under the section “Club O loyalty program.”

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$156,032	$155,516	$516	0.3%
Fulfillment partner	1,148,185	943,773	204,412	21.7%
Total net revenues	1,304,217	1,099,289	204,928	18.6%
Cost of goods sold
Direct	136,282	140,536	(4,254)	(3.0)%
Fulfillment partner	920,275	760,323	159,952	21.0%
Total cost of goods sold	1,056,557	900,859	155,698	17.3%
Gross Profit
Direct	19,750	14,980	4,770	31.8%
Fulfillment partner	227,910	183,450	44,460	24.2%
Total gross profit	$247,660	$198,430	$49,230	24.8%

Gross margins for the past eight quarterly periods and years ending December 31, 2013 and 2012 were:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013
Direct	11.4%	12.2%	13.7%	13.4%	12.7%
Fulfillment Partner	20.0%	20.8%	20.4%	18.6%	19.8%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012
Direct	8.0%	8.3%	10.3%	11.5%	9.6%
Fulfillment Partner	20.0%	19.6%	19.4%	18.9%	19.4%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%

The increase in direct gross margin for the year ended December 31, 2013 when compared to the same period in 2012 is primarily due to a shift in sales mix into higher margin home and garden products, lower warehousing costs, partially offset by higher freight costs.

The increase in fulfillment partner gross margin for the year ended December 31, 2013 is primarily due to higher revenue and a shift in product sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $154,000 and $272,000 for the years ended December 31, 2013 and 2012, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2013		2012
Total revenue, net	$1,304,217	100%	$1,099,289	100%
Cost of goods sold
Product costs and other cost of goods sold	999,519	77%	848,842	77%
Fulfillment and related costs	57,038	4%	52,017	5%
Total cost of goods sold	1,056,557	81%	900,859	82%
Gross profit	$247,660	19%	$198,430	18%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2013 as compared to 2012.

See “Gross profit and gross margin” above for additional discussion.

Operating expenses

Sales and marketing expenses

     We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, and print ads.

The following table reflects our sales and marketing expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Sales and marketing expenses	$91,609	$63,467	$28,142	44.3%
Sales and marketing expenses as a percent of net revenues	7.0%	5.8%

Sales and marketing expenses as a percentage of revenue increased from 5.8% to 7.0% for the year ended December 31, 2013 as compared to the same period in 2012, primarily due to increased expenditures in the sponsored search marketing channel due to a higher proportion of our revenue coming through that channel.

In late 2012, Google, Inc. (“Google”) discontinued providing its free Google Base product listing service to retailers and instead offered retailers a new fee based product listing service. In addition, during Q3 2013, Google tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results during some periods. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated revenue growth but with higher associated marketing expenses as a percentage of revenue than was the case for revenue coming from Google Base and natural search.

Sales and marketing expenses include stock-based compensation expense of $167,000 and $318,000 for the years ended December 31, 2013 and 2012, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $50 introduced in early January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure. We expect to continue to increase our technology expenses to support these initiatives.

The following table reflects our technology expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Technology expenses	$71,788	$65,467	$6,321	9.7%
Technology expenses as a percent of net revenues	5.5%	6.0%

The $6.3 million increase for the year ended December 31, 2013 is primarily due to an increase in staff related costs partially offset by a decrease in depreciation.

Technology expenses include stock-based compensation expense of $352,000 and $799,000 for the years ended December 31, 2013 and 2012, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
General and administrative expenses	$68,169	$57,259	$10,910	19.1%
General and administrative expenses as a percent of net revenues	5.2%	5.2%

The $10.9 million increase in general and administrative expenses (“G&A”) for the year ended December 31, 2013 is primarily due to a $10.1 million increase in legal costs due to an increase in activity on legal matters, including our defense of a case brought by district attorneys in eight California counties, and for civil penalties assessed in an adverse judgment received in the case (which we intend to appeal).

G&A expenses include stock-based compensation expense of approximately $2.6 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

Restructuring

During the year ended December 31, 2013 we reversed approximately $471,000 of lease termination costs primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We incurred $76,000 of restructuring charges during the year ended December 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a new sublease agreement and ceasing the use of some of our office facilities.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2013	2012
Cost of goods sold - direct	$380	$470
Technology	12,917	14,177
General and administrative	1,225	1,362
Total depreciation and amortization, including internal-use software and website development	$14,522	$16,009

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2013 and 2012 totaled $127,000 and $116,000, respectively.

Interest expense

Interest expense is primarily related to interest incurred on line of credit and our capital leases. Interest expense for the years ended December 31, 2013 and 2012 totaled $113,000 and $809,000, respectively. The decrease is primarily due to our repayment of the $17.0 million in advances under the U.S. Bank Financing Agreement in November 2012.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2013 decreased to $(235,000) from $3.7 million in 2012 primarily related to $1.7 million of decreased Club O rewards breakage due to fewer expiring promotional memberships and $1.5 million of losses on our investment in precious metals.

Income taxes

Our benefit for income taxes for the year ended December 31, 2013 of $72.2 million is primarily due to our decision to release our deferred tax asset valuation allowance of $79.7 million at December 31, 2013. In our decision to release the valuation allowance we concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that all of our federal and state deferred tax assets will be realized. See Item 15 of Part IV, "Financial Statements"—Note 20—"Income Taxes". Our provision for income taxes for the year ended December 31, 2012 of $485,000 was for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties.

Seasonality

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season and gross margin decreases due to increased sales of certain lower margin products, such as electronics. The actual quarterly results for each quarter could differ materially depending upon consumer preferences, availability of product and competition, among other risks and uncertainties. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects our total net revenues for each of the quarters in 2013, 2012 and 2011 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	$311,994	$293,204	$301,426	$397,593
2012	$262,367	$239,536	$255,352	$342,034
2011	$265,470	$234,992	$239,738	$314,077

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
Our fulfillment partner business continued to make up a large percentage of our total revenues, expanding to nearly 86% of total net revenue in 2012. Our decision to shift sales from the Apparel & Shoes category away from the direct business and into the fulfillment partner business contributed to this shift in 2012. We converted revenues into cash on average five days before we pay our suppliers. This reduced the capital requirements needed to operate our business, and helped us to generate positive operating cash flows on a trailing twelve month basis for the past several years.
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

Results of Operations
The following table sets forth our results of operations expressed as a percentage of total net revenue for 2012, 2011 and 2010:

	Year ended December 31
	2012	2011	2010
	(as a percentage of total revenue)
Revenue, net
Direct	14.1%	15.5%	19.2%
Fulfillment partner	85.9	84.5	80.8
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	12.8	14.2	17.2
Fulfillment partner	69.2	68.8	65.4
Total cost of goods sold	81.9	83.0	82.6
Gross profit	18.1	17.0	17.4
Operating expenses:
Sales and marketing	5.8	5.9	5.6
Technology	6.0	6.4	5.3
General and administrative	5.2	6.4	5.1
Restructuring	—	—	(0.1)
Total operating expenses	17.0	18.7	16.0
Operating income (loss)	1.1	(1.7)	1.4
Interest income	—	—	—
Interest expense	(0.1)	(0.2)	(0.3)
Other income (expense), net	0.3	—	0.2
Income (loss) before income taxes	1.3	(1.9)	1.3
Provision (benefit) for income taxes	—	—	—
Net income (loss)	1.3%	(1.9)%	1.3%
Revenue
The following table reflects our net revenue for the years ended December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011	$ Change	% Change
Revenue, net
Direct	$155,516	$163,609	$(8,093)	(4.9)%
Fulfillment partner	943,773	890,668	53,105	6.0%
Total revenue, net	$1,099,289	$1,054,277	$45,012	4.3%
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
Gross profit
Our overall gross margins fluctuate based on our sales volume mix between our direct business and fulfillment partner business; changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.
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
Other income, net
Other income, net for the years ended December 31, 2012 and 2011 totaled $3.7 million and $278,000, respectively. The increase was primarily due to an increase in Club O rewards breakage due to expiring promotional memberships. Additionally, 2011 included a $1.2 million loss on early retirement of our finance obligations resulting from a prepayment premium. There were no losses on early retirement of debt in 2012.
Income taxes
Our provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 of $485,000 and ($142,000) is for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties. As of December 31, 2012 and 2011 we had federal net operating loss carryforwards of approximately $174.1 million and $192.5 million, respectively, and state net operating loss carryforwards of approximately $151.6 million and $176.1 million, respectively, which may be used to offset future taxable income. As of December 31, 2012 and 2011 we had a full valuation allowance against our deferred tax assets after concluding that it was not more likely than not that we would realize our deferred tax assets.
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

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2013, our only available credit facility was a $3.0 million facility solely to support letters of credit. At December 31, 2013, we had cash and cash equivalents of $148.7 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2013	2012
Cash provided by (used in):
Operating activities	$83,645	$28,145
Investing activities	(26,000)	(13,764)
Financing activities	(2,527)	(17,819)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the years ended December 31, 2013 and 2012, was $65.6 and $15.7 million, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by operating activities.

Cash flows from operating activities

For the years ended December 31, 2013 and 2012, our operating activities resulted in net cash inflows of $83.6 million and $28.1 million, respectively.

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

The $83.6 million of net cash provided by operating activities during the year ended December 31, 2013 was primarily from an increase in accounts payable and accrued liabilities of $28.2 million and $18.0 million, respectively. Accounts payable increased due to increased sales and in part due to a change in the timing of key holiday sales during Q4. In 2013, the holiday sales season began later than in 2012, and as a result some of our payments to our suppliers for holiday sales were due in January rather than in December. Accrued liabilities increased due to the timing of some invoices outstanding at year-end 2013 as compared to 2012, in particular, accruals for marketing expenses and legal matters increased. Other reasons for the increase in net cash provided by operating activities were income before taxes of $16.3 million and non-cash depreciation and amortization expense of $14.5 million.

The $28.1 million of net cash provided by operating activities during the year ended December 31, 2012 was primarily due to net income of $14.7 million, non-cash depreciation, amortization and stock compensation expense of $19.5 million, and an increase in deferred revenue of $10.4 million primarily due to strong sales growth at the end of year and an increase in the amount of orders sold but not yet delivered to customers due to shipping holidays near year-end, partially offset by a decrease in accounts payable of $7.9 million, an increase in accounts receivable of $5.8 million and an increase in inventory of $3.5 million primarily for home and garden products.

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with purchases, sales, and maturities of marketable securities, investments in precious metals and cash expenditures for fixed assets, including internal-use software and website development costs. For the year ended December 31, 2013, investing activities resulted in net cash outflows of $26.0 million, primarily from expenditures for fixed assets of $18.1 million and investments in precious metals of $8.1 million. For the year ended December 31, 2012 investing activities resulted in net cash outflows of $13.8 million, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities

For the years ended December 31, 2013 and 2012, financing activities resulted in net cash outflows of $2.5 million and $17.8 million, respectively.

The $2.5 million used in financing activities during the year ended December 31, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $1.6 million in proceeds for the exercise of stock options.

The $17.8 million used in financing activities during the year ended December 31, 2012 resulted primarily from the $17.0 million repayment of our line of credit.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2013 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$11,004	$8,751	$4,859	$3,922	$3,826	$32,437	$64,799
Naming rights	1,311	1,351	1,391	—	—	—	4,053
Purchase obligations	13,306	—	—	—	—	—	13,306
Marketing, technology and other services	7,026	3,008	1,683	—	—	—	11,717
Total contractual cash obligations	$32,647	$13,110	$7,933	$3,922	$3,826	$32,437	$93,875

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2014	2015	2016	2017	2018	Thereafter	Total
Letters of credit	$1,580	$—	$—	$—	$—	$—	$1,580

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

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at December 31, 2013. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Marketing, technology and other services

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

 Tax Contingencies

Our contractual obligations presented above exclude unrecognized tax contingencies, including interest and penalties, of $495,000 for which we cannot make a reasonably reliable estimate of the amount and period of payment. For further information regarding the application of ASC 740-10-5, see the information set forth under Item 15 of Part IV, "Financial Statements - Note 20 - Income Taxes," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

Borrowings

U.S. Bank Financing Agreement

In November 2012, we repaid all amounts outstanding under our Financing Agreement with U.S. Bank National Association (“U.S. Bank”). The Financing Agreement expired in accordance with its terms on December 31, 2012, and we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. There were no amounts outstanding on the Credit Agreement at December 31, 2013 and 2012.

At December 31, 2012, no amounts were outstanding under the Financing Agreement. At December 31, 2013 and 2012, letters of credit totaling $1.6 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at December 31, 2013.

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

For further details on Contribution, see the calculation of this non-GAAP measure below (in thousands):

	Year ended December 31,
	2013	2012	2011
Total net revenue	$1,304,217	$1,099,289	$1,054,277
Cost of goods sold	1,056,557	900,859	875,189
Gross profit	247,660	198,430	179,088
Less: Sales and marketing expense	91,609	63,467	61,813
Contribution	$156,051	$134,963	$117,275
Contribution margin	12.0%	12.3%	11.1%

Free Cash Flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to “Net cash provided by operating activities”, is cash flows from operations reduced by “Expenditures for fixed assets, including internal-use software and website development.” We believe that cash flows from operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after we have paid all of our operating expenses. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Year ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$83,645	$28,145	$25,663
Expenditures for fixed assets, including internal-use software and website development	(18,067)	(12,489)	(8,741)
Free cash flow	$65,578	$15,656	$16,922

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

At December 31, 2013, we had $148.7 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.5 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At December 31, 2013, we had assets consisting of precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $97,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At December 31, 2013, letters of credit totaling $1.6 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $16,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Salt Lake City, Utah
February 27, 2014

(d)   Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2013, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under "Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our board of directors and any material changes to the process by which security holders may recommend nominees to the board of directors will be included in our definitive proxy statement for our 2014 annual meeting of stockholders, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders.
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2009 through December 31, 2013. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.
COMPARISON OF YEAR CUMULATIVE TOTAL RETURN
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2014 annual meeting of stockholders.

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
3. Exhibits

Exhibits	(a)
3.1 (a)		Amended and Restated Certificate of Incorporation

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K (File No. 000-49799) filed on February 10, 2014).

4.1 (b)		Form of specimen common stock certificate.

10.1 (b)		Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers.

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

Exhibits	(a)
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

10.12
Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to our Report on Form 10-K filed (File No. 000-49799) on February 21, 2013).

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

10.15		Lease Termination Agreement with Landmark Building One, LLC dated March 20, 2009 (incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) dated March 23, 2009).

*10.16 (c)		Summary of unwritten compensation arrangements with Directors.

10.17 (c)		Description of unwritten bonus pool plan adopted January 14, 2013 (incorporated by reference to our Report on Form 8-K (File No. 000-49799) filed on January 18, 2013).

10.18		Industrial Net Lease dated May 1, 2013 between Overstock.com, Inc. and Landmark 4, LLC ((incorporated by reference to exhibit 10.1 to our Report on Form 8-K (File No. 000-49799) filed May 17, 2013).

10.19 (c)		Description of unwritten bonus pool plan adopted January 28, 2014 (incorporated by reference to our Report on Form 8-K (File No. 000-49799) filed on January 29, 2014).

*21		Subsidiaries of the Registrant.

*23		Consent of Independent Registered Public Accounting Firm

24		Powers of Attorney (see signature page)

*31.1		Exhibit 31 Certification of Principal Executive Officer

*31.2		Exhibit 31 Certification of Principal Financial Officer

*32.1		Section 1350 Certification of Principal Executive Officer

*32.2		Section 1350 Certification of Principal Financial Officer

Exhibits	(a)
101	(d)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statement of Operations and Comprehensive Income (Loss) for the years ended December 31 2013, 2012, and 2011; (iii) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2013, 2012, and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (v) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

___________________________________________

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

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2014.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chief Executive Officer (Principal Executive Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Patrick M. Byrne and Robert P. Hughes, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that said attorney-in-fact, or his or their substitute or substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2014
/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III	Executive Vice Chairman of the Board and Corporate Secretary	February 27, 2014
/s/ STORMY D. SIMON Stormy D. Simon	Co-President and Director	February 27, 2014
/s/ ROBERT P. HUGHES Robert P. Hughes	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	February 27, 2014
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	February 27, 2014
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	February 27, 2014
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Salt Lake City, Utah
February 27, 2014

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$148,665	$93,547
Restricted cash	1,580	1,905
Accounts receivable, net	16,047	19,273
Inventories, net	27,043	26,464
Prepaid inventories, net	1,804	1,912
Deferred tax assets, net of valuation allowance of $10.0 million at December 31, 2012	13,854	—
Prepaids and other assets	10,298	12,897
Total current assets	219,291	155,998
Fixed assets, net	27,194	21,037
Precious metals	9,678	—
Deferred tax assets, net of valuation allowance of $69.7 million at December 31, 2012	58,797	—
Goodwill	2,784	2,784
Other long-term assets, net	2,023	2,166
Total assets	$319,767	$181,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,582	$62,416
Accrued liabilities	65,679	47,674
Deferred revenue	37,321	38,411
Total current liabilities	193,582	148,501
Other long-term liabilities	3,294	2,522
Total liabilities	196,876	151,023
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 26,909 and 26,481
Outstanding shares - 23,785 and 23,451	2	2
Additional paid-in capital	361,706	356,895
Accumulated deficit	(158,587)	(247,096)
Treasury stock:
Shares at cost - 3,124 and 3,030	(80,230)	(78,839)
Total stockholders’ equity	122,891	30,962
Total liabilities and stockholders’ equity	$319,767	$181,985

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue, net
Direct	$156,032	$155,516	$163,609
Fulfillment partner	1,148,185	943,773	890,668
Total net revenue	1,304,217	1,099,289	1,054,277
Cost of goods sold
Direct(1)	136,282	140,536	149,660
Fulfillment partner	920,275	760,323	725,529
Total cost of goods sold	1,056,557	900,859	875,189
Gross profit	247,660	198,430	179,088
Operating expenses:
Sales and marketing(1)	91,609	63,467	61,813
Technology(1)	71,788	65,467	67,043
General and administrative(1)	68,169	57,259	67,766
Restructuring	(471)	76	—
Total operating expenses	231,095	186,269	196,622
Operating income (loss)	16,565	12,161	(17,534)
Interest income	127	116	161
Interest expense	(113)	(809)	(2,485)
Other income (expense), net	(235)	3,686	278
Income (loss) before income taxes	16,344	15,154	(19,580)
Provision (benefit) for income taxes	(72,165)	485	(142)
Net income (loss)	88,509	14,669	(19,438)
Deemed dividend related to redeemable common stock	—	—	(12)
Net income (loss) attributable to common shares	$88,509	$14,669	$(19,450)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$3.73	$0.63	$(0.84)
Weighted average common shares outstanding—basic	23,714	23,387	23,259
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$3.64	$0.62	$(0.84)
Weighted average common shares outstanding—diluted	24,294	23,672	23,259

Comprehensive income (loss)	$88,509	$14,669	$(19,438)
____________________________________________________________

(1) Includes stock-based compensation as follows (Note 17):
Cost of goods sold — direct	$154	$272	$193
Sales and marketing	167	318	377
Technology	352	799	628
General and administrative	2,578	2,138	1,853
Total	$3,251	$3,527	$3,051
See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2010	25,877	$2	$349,747	$(242,327)	2,862	$(76,764)	$30,658
Net loss				(19,438)			(19,438)
Stock-based compensation to employees and directors	—	—	3,051	—	—	—	3,051
Common stock issued upon vesting of restricted stock	318	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	100	(1,604)	(1,604)
Lapse of rescission rights of redeemable common stock	46	—	582	—	—	—	582
Deemed dividend related to redeemable common stock	—	—	(12)	—	—	—	(12)
Balance at December 31, 2011	26,241	$2	$353,368	$(261,765)	2,962	$(78,368)	$13,237
Net income	—	—	—	14,669	—	—	14,669
Stock-based compensation to employees and directors	—	—	3,527	—	—	—	3,527
Common stock issued upon vesting of restricted stock	240	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	68	(471)	(471)
Balances at December 31, 2012	26,481	$2	$356,895	$(247,096)	3,030	$(78,839)	$30,962
Net income	—	—	—	88,509	—	—	88,509
Stock-based compensation to employees and directors	—	—	3,251	—	—	—	3,251
Common stock issued upon vesting of restricted stock	339	—	—	—	—	—	—
Exercise of stock options	89	—	1,560	—	—	—	1,560
Purchase of treasury stock	—	—	—	—	94	(1,391)	(1,391)
Balances at December 31, 2013	26,909	$2	$361,706	$(158,587)	3,124	$(80,230)	$122,891

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$88,509	$14,669	$(19,438)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,522	16,009	16,350
Realized gain from sale of marketable securities	(33)	(9)	—
Loss on disposition of fixed assets	—	72	—
Stock-based compensation to employees and directors	3,251	3,527	3,051
Deferred income taxes	(72,651)	—	—
Amortization of debt discount and deferred loan costs	18	73	127
Loss on investment in precious metals	1,457	—	—
Loss from early extinguishment of debt	—	—	1,253
Restructuring charges (reversals)	(471)	76	—
Changes in operating assets and liabilities:
Restricted cash	200	131	506
Accounts receivable, net	3,226	(5,772)	59
Inventories, net	(579)	(3,471)	9,121
Prepaid inventories, net	108	(885)	1,055
Prepaids and other assets	(536)	1,294	(456)
Other long-term assets, net	2	(267)	(160)
Accounts payable	28,180	(7,902)	2,944
Accrued liabilities	17,959	(459)	6,952
Deferred revenue	(1,090)	10,433	3,951
Other long-term liabilities	1,573	626	348
Net cash provided by operating activities	83,645	28,145	25,663
Cash flows from investing activities:
Purchases of marketable securities	(132)	(82)	(160)
Purchases of intangible assets	(13)	(6)	(4)
Sales of marketable securities	292	154	—
Investment in precious metals	(8,080)	(1,397)	—
Expenditures for fixed assets, including internal-use software and website development	(18,067)	(12,489)	(8,741)
Proceeds from sale of fixed assets	—	56	—
Net cash used in investing activities	(26,000)	(13,764)	(8,905)
Cash flows from financing activities:
Payments on capital lease obligations	(2,563)	(112)	(730)
Drawdowns on line of credit	—	—	17,000
Payments on line of credit	—	(17,000)	—
Capitalized financing costs	—	—	(140)
Proceeds from finance obligations	—	—	1,429
Payments on finance obligations	—	—	(24,918)
Paydown on direct financing arrangement	(258)	(236)	(216)
Payments to retire convertible senior notes	—	—	(34,615)
Change in restricted cash	125	—	—
Proceeds from exercise of stock options	1,560	—	—
Purchase of treasury stock	(1,391)	(471)	(1,604)
Net cash used in financing activities	(2,527)	(17,819)	(43,794)
Net increase (decrease) in cash and cash equivalents	55,118	(3,438)	(27,036)
Cash and cash equivalents, beginning of period	93,547	96,985	124,021
Cash and cash equivalents, end of period	$148,665	$93,547	$96,985
Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Year ended December 31,
	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$71	$582	$2,369
Taxes paid	546	299	260
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$219	$502	$(33)
Equipment acquired under capital lease obligations	2,563	—	5,077
Lapse of rescission rights of redeemable stock	—	—	582

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
We are an online retailer offering discount brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz ("Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $58.1 million and $76.2 million at December 31, 2013 and 2012, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.6 million and $1.9 million at December 31, 2013 and 2012, respectively.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,081	$58,081	$—	$—
Trading securities held in a “rabbi trust” (1)	138	138	—	—
Total assets	$58,219	$58,219	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$212	$212	$—	$—
Total liabilities	$212	$212	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$76,248	$76,248	$—	$—
Trading securities held in a “rabbi trust” (1)	264	264	—	—
Total assets	$76,512	$76,512	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$266	$266	$—	$—
Restructuring (3)	65	—	—	65
Total liabilities	$331	$266	$—	$65
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets.

(2)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

(3)
— The fair value was determined based on the income approach, in which we used internal cash flow projections over the life of the underlying lease agreements discounted based on a credit adjusted risk-free rate of return. See the roll forward related to the restructuring accrual at Note 3—Restructuring Expense.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $138,000 at December 31, 2013 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2013 and 2012.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $152,000 and $797,000 at December 31, 2013 and 2012, respectively. The decrease in the allowance for doubtful accounts was primarily due to write-offs of accounts receivable during the year ended December 31, 2013, which had no effect on results of operations for the period as the items had been previously reserved.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2013 and 2012, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.8 million and $1.9 million at December 31, 2013 and 2012, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $10.3 million at December 31, 2013 and $12.9 million, including precious metals of $3.1 million, at December 31, 2012.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Cost of goods sold - direct	$380	$470	$714
Technology	12,917	14,177	14,433
General and administrative	1,225	1,362	1,203
Total depreciation and amortization, including internal-use software and website development	$14,522	$16,009	$16,350

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

During the years ended December 31, 2013 and 2012, we capitalized $11.4 million and $8.2 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $8.0 million and $8.2 million for those respective periods.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2013, 2012 and 2011.

Precious Metals

Our investments in precious metals were $9.7 million at December 31, 2013. At December 31, 2012, our investments in precious metals were $3.1 million and were included in Prepaids and other assets in our Consolidated Balance Sheets. At December 31, 2013 these investments were comprised of $4.0 million in gold and $5.7 million in silver and are stored at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost of market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our Consolidated Statements of Operations and Comprehensive Income (Loss). Losses on investments in precious metals were $1.5 million for the year ended December 31, 2013. There were no losses on investments in precious metals for the year ended December 31, 2012.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2013 and 2012. There were no impairments to goodwill recorded during the years ended December 31, 2013, 2012 and 2011.

Revenue recognition

We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 22—Business Segments).

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

Fulfillment partner revenue

Fulfillment partner revenue is derived from merchandise sales which fulfillment partners ship directly to consumers and businesses from warehouses maintained by our fulfillment partners. Fulfillment partner revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

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

The allowance for returns was $13.2 million and $10.6 million at December 31, 2013 and 2012 respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $94,000 and $182,000 at December 31, 2013 and 2012, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2013		2012		2011
Total revenue, net	$1,304,217	100%	$1,099,289	100%	$1,054,277	100%
Cost of goods sold
Product costs and other cost of goods sold	999,519	77%	848,842	77%	821,739	78%
Fulfillment and related costs	57,038	4%	52,017	5%	53,450	5%
Total cost of goods sold	1,056,557	81%	900,859	82%	875,189	83%
Gross profit	$247,660	19%	$198,430	18%	$179,088	17%

 Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $82.1 million, $55.6 million and $52.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.4 million and $1.2 million at December 31, 2013 and 2012, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest at the greater of a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts will be recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 17—Stock-Based Awards).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 13—Commitments and Contingencies).

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
At December 31, 2013 based on our evaluation of the positive and negative evidence described in Note 20—Income Taxes, we concluded that the positive evidence outweighed the negative evidence and that it was more likely than not that we will realize all of our deferred tax assets. Consequently, at December 31, 2013 we reduced our deferred tax asset valuation allowance to zero. At December 31, 2012, we had a full valuation allowance against our deferred tax asset, net of expected reversals of existing deferred tax liabilities.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to common shares for the period by the weighted average number of common and potential common shares outstanding during the period. Potential common shares, comprising incremental common shares issuable upon the exercise of stock options and restricted stock awards are included in the calculation of diluted earnings (loss) per common share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$88,509	$14,669	$(19,438)
Deemed dividend related to redeemable common stock	—	—	(12)
Net income (loss) attributable to common shares	$88,509	$14,669	$(19,450)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$3.73	$0.63	$(0.84)
Weighted average common shares outstanding—basic	23,714	23,387	23,259
Effect of dilutive securities:
Stock options and restricted stock awards	580	285	—
Weighted average common shares outstanding—diluted	24,294	23,672	23,259
Net income (loss) attributable to common shares—diluted	$3.64	$0.62	$(0.84)

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2013	2012	2011
Stock options and restricted stock units	154	537	927

Accounting pronouncements adopted
We adopted ASU 2013-11, which clarifies current guidance by eliminating diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments generally clarify FASB ASC Topic 740 by specifying that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, subject to certain exceptions. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial statements.

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at Beginning of Year	Accretion Expense	Net Cash Payments	Adjustments	Balance at End of Year
Year ended December 31, 2013	$1,197	$71	$(352)	$(471)	$445
Year ended December 31, 2012	$1,491	$143	$(513)	$76	$1,197

During the year ended December 31, 2013 we reversed approximately $471,000 of lease termination costs primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We incurred $76,000 of restructuring charges during the year ended December 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a new sublease agreement and ceasing the use of some of our office facilities.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$88,509	$14,669	$(19,438)
Components of other comprehensive income, net of tax	—	—	—
Comprehensive income (loss)	$88,509	$14,669	$(19,438)

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable, other	$10,098	$10,888
Credit card receivables	6,101	9,182
	16,199	20,070
Less: allowance for doubtful accounts	(152)	(797)
Accounts receivable, net	$16,047	$19,273

6. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Product inventory	$18,841	$18,044
Inventory in-transit	8,202	8,420
Total inventories, net	$27,043	$26,464

7. PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid maintenance	$6,949	$6,494
Prepaid other	1,993	2,148
Prepaid advertising	1,356	1,200
Investment in precious metals	—	3,055
Total prepaids and other assets	$10,298	$12,897

8. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	December 31,
	2013	2012
Computer hardware and software, including internal-use software and website development	$170,702	$151,155
Furniture and equipment	14,457	14,283
Leasehold improvements	6,539	6,339
	191,698	171,777
Less: accumulated depreciation and amortization	(164,504)	(150,740)
Total fixed assets, net	$27,194	$21,037

Depreciation and amortization of property and equipment totaled $14.5 million, $16.0 million, and $16.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Fixed assets included assets under capital leases of $4.2 million and $1.7 million, and accumulated amortization related to assets under capital leases of $2.1 million and $1.7 million at December 31, 2013 and 2012, respectively.

9. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2013	2012
Prepaid expenses, long-term portion	$1,585	$1,816
Prepaid other	438	350
Total other long-term assets, net	$2,023	$2,166

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued marketing expenses	$13,715	$6,172
Allowance for returns	13,232	10,618
Accounts payable accrual	10,870	8,416
Other accrued expenses	9,934	4,034
Accrued compensation and other related costs	8,558	9,135
Accrued freight	4,276	2,761
Accrued taxes	1,833	2,349
Facility lease accruals	567	1,653
Inventory received but not invoiced	864	700
Accrued professional expenses	824	760
Credit card processing fee accrual	700	584
Short term portion of restructuring accrual (Note 3)	306	492
Total accrued liabilities	$65,679	$47,674

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2013	2012
Payments owed or received prior to product delivery	$24,402	$29,280
Club O membership fees and reward points	5,697	3,579
Unredeemed gift cards	3,061	2,973
In store credits	2,400	1,030
Other	1,761	1,549
Total deferred revenue	$37,321	$38,411

12. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were zero at December 31, 2013 and 2012.

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

At December 31, 2013 and 2012, letters of credit totaling $1.6 million and $1.8 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2012, $3.9 million was outstanding and $1.1 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at December 31, 2013.

Fixed assets included assets under capital leases of $4.2 million and $1.7 million and accumulated depreciation related to assets under capital leases of $2.1 million and $1.7 million, at December 31, 2013 and 2012, respectively. Depreciation expense of assets recorded under capital leases was $429,000 and $221,000, for the years ended December 31, 2013 and 2012, respectively.

13. COMMITMENTS AND CONTINGENCIES
Summary of future minimum lease payments for all operating leases
Minimum future payments under all operating leases as of December 31, 2013, are as follows (in thousands):

Payments due by period:
2014	$11,004
2015	8,751
2016	4,859
2017	3,922
2018	3,826
Thereafter	32,437
$64,799
Rental expense for operating leases totaled $10 million, $8.5 million and $8.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. There is no estimated sublease income expected over the next five years.
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

Minimum future payments under naming rights agreement as of December 31, 2013, are as follows (in thousands):

Payments due by period
2014	$1,311
2015	1,351
2016	1,391
Thereafter	—
$4,053

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

On May 30, 2008, we filed a complaint in New York state court against the New York State Department of Taxation and Finance, its Commissioner, the State of New York and its governor, alleging that a New York state tax law is unconstitutional. The effect of the New York law is to require Internet sellers to collect and remit New York sales taxes on their New York sales even if the seller has no New York tax “nexus” other than with New York based independent contractors who are Internet advertising affiliates. The complaint asked for the court to declare the law unconstitutional and enjoin its application to us. New York filed a motion to dismiss. We responded to the motion and filed a motion for summary judgment, and both motions were heard simultaneously. On January 12, 2009, the court granted New York’s motion to dismiss and denied our motion for summary judgment. We appealed the decision, and the New York Appellate Division upheld part of the lower court’s ruling rejecting our claims that the law is unconstitutional on its face, but remanded to the trial court our claims that the law is unconstitutional as applied. We filed with the New York State Court of Appeals a motion for leave to appeal the portions of the decision upholding the lower court’s ruling. On March 15, 2011, the Appellate Division of the New York State Court of Appeals denied our motion. We then determined not to pursue in the trial our claims that the law is unconstitutional as applied and proceeded with an appeal to the New York State Court of Appeals of the Appellate Division’s ruling on our claim that the statute is unconstitutional on its face. On March 28, 2013, New York State Court of Appeals denied the appeal. We petitioned the Supreme Court of the United States for a writ of certiorari which was denied on December 2, 2013, concluding the appeal and the case.

On August 12, 2008, we along with seven other defendants, were sued in the United States District Court for the Northern District of California, by Sean Lane, and seventeen other individuals, on their own behalf and for others similarly in a class action suit, alleging violations of the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, Video Privacy Protection Act, and California’s Consumer Legal Remedies Act and Computer Crime Law. The complaint relates to our use of a product known as Facebook Beacon. The Plaintiff and Facebook proposed a stipulated settlement to the Court for approval, which would resolve the case without requirement of financial contribution from us. On March 17, 2010, over objections lodged by some parties, the Court entered an order accepting settlement. Various parties appealed and the Federal Appeals Court for the 9th Circuit upheld the settlement. Appealing parties petitioned for a rehearing which the Court denied. The appealing parties petitioned the Supreme Court of the United States for a writ of certiorari, which was denied November 4, 2013, concluding the case.

On November 14, 2008, we filed suit in Ohio state court against the Ohio Tax Commissioner, the Ohio Attorney General and the Governor of Ohio, alleging the Ohio Commercial Activity Tax is unconstitutional. Enacted in 2005, Ohio’s Commercial Activity Tax is based on activities in Ohio that contribute to production or gross income for a company whether or not the company has a physical presence, or “nexus,” within the state. Our complaint asked for a judgment declaring the tax unconstitutional and for an injunction preventing enforcement of the tax. The defendants moved to dismiss. On July 28, 2009, the trial court granted the defendants’ motions to dismiss. In September 2009, we received a letter of determination from the Ohio Department of Taxation noting the Department’s determination that we were required to register for remitting of the Commercial Activity Tax, and owed $612,784 in taxes, interest, and penalties as of June 30, 2009. The Ohio Department of Taxation issued additional estimated assessments of estimated tax, interest and penalties totaling $170,322 as of September 30, 2013. We filed protests to challenge the Department’s Assessments on constitutional grounds. A hearing on these matters was held November 18, 2011. Before a ruling issued, we reached an agreement in principle with the Ohio Department which required our payment of a diminished amount of the estimated assessments, a reduction in interest and waiver of penalties, and the case is now concluded.

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

On September 29, 2010, a trustee in bankruptcy filed against us an adversary proceeding in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. The trustee does not specify a date for the transactions; however we believe that any alleged transaction with the Petters Company would have taken place in excess of seven years from the date of the filing of the adversary proceeding. The case is in its discovery stages. We filed a motion to dismiss on statute of limitations and other grounds. The court consolidated the issues in our motion with issues raised by motion in similar trustee-filed cases. The court issued legal rulings on these consolidated legal issues, and has allowed portions of the case to proceed to the discovery stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. Plaintiff may apply to the court for a reimbursement of costs. It is unknown whether the plaintiff will request or have entitlement to an award of attorneys fees, or whether the court would grant any such request. While we intend to comply with the judgment, we will appeal. We will likely have to post an appeal bond under California rules or alternatively, by agreement, provide some form of surety in the amount of the ordered penalty. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously defend this action.

On September 11, 2011, Droplets, Inc. filed suit against us and eight other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering strings of programming code downloaded from a server to a client computer. We have answered the complaint. The case is in its discovery stages and has been scheduled for trial in January 2015. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On January 27, 2012, Pragmatus Telecom, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of two patents covering a system for coordinating data and voice communications via customer contact channel changing system using voice over IP and infringement of one patent for coordinating data and voice communications via customer contact channel changing system. We answered the complaint. We tendered the defense of the case to an indemnitor. The case against us was stayed July 10, 2012, pending resolution of a declaratory judgment action filed by our indemnitor against Pragmatus. Our indemnitor reached a settlement agreement with Pragmatus, requiring no payment from us, and on February 7, 2014 the case was dismissed.

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We answered the complaint. On January 28, 2013, we filed a motion for summary judgment for invalidity on two claims of the patent. On September 23, 2013, the court granted the motion. H-W Technology has appealed. We have applied to the court for court-ordered reimbursement of our legal fees and costs expended in our defense.

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

On July 16, 2012, Digitech Image Technologies, LLC filed against us and 45 other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. The initial case was dismissed, but in September 2012, Digitech filed a new complaint on the same infringement claims. Subsequently, the court granted a motion for summary judgment on invalidity of the patent and entered judgment for us. Digitech has appealed. The appeal is in the briefing stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to cooperate with our indemnitor and vigorously defend this action.

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

On April 23, 2013, Eclipse IP, LLC filed suit against us in the United States District Court in Eastern District of Texas for infringement of patents covering “secure notification messaging systems and methods using authentication indicia.” We were served with the complaint on May 10, 2013, and answered the complaint. Eclipse IP recently advised us that it intended not to pursue its alleged claims against us, and it dismissed its case against us with prejudice on February 21, 2014.

On August 16, 2013, Online News Link LLC, LLC filed suit against us in the United States District Court in District of Delaware for infringement of patents covering data distribution systems that can make downloading data fast and efficient. We are examining whether we are indemnified by any vendor. We were served with the complaint on August 19, 2013. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

On January 3, 2014, Guardian Media Technologies LTD filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering parental control features in DVD players and televisions. The suit relates to two prior lawsuits with Guardian filed in 2008, and in 2013, which were previously dismissed. We are examining whether we are indemnified by any vendor in this subsequent suit. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

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

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2013, we have accrued $8.5 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

15. STOCKHOLDERS' EQUITY
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2013.
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
17. STOCK-BASED AWARDS
Stock Option Awards
Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest on a straight line basis in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, 2.8 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	364	$17.34	405	$17.58	496	$18.09
Exercised	(89)	17.45	—	—	—	—
Expired/Forfeited	(2)	17.08	(41)	20.06	(91)	20.55
Outstanding—end of year	273	$17.30	364	$17.34	405	$17.58
Options exercisable at year-end	273	$17.30	364	$17.34	404	$17.59

The following table summarizes information about stock options as of December 31, 2013 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
273	$17.30	3.11	$3,695	273	$17.30	3.11	$3,695
Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation related to stock options of $0, $3,000 and $200,000, respectively.
Total unrecognized compensation costs related to nonvested stock option awards was approximately $0, $0 and $3,000 as of December 31, 2012, 2012 and 2011, respectively.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $30.79 as of December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $728,000, $0, and $0, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2013, 2012 and 2011 were approximately $1.6 million, $0, and $0, respectively. In connection with these exercises, there was no tax benefit realized due to our net operating loss position.
Restricted Stock Awards
For the years ended December 31, 2013, 2012 and 2011, we granted 275,000, 795,000 and 268,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and we recognize compensation expense over the three year vesting schedule on a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2013, 2012 and 2011 was $16.12, $6.75 and $15.47, respectively.

The following table summarizes restricted stock award activity (in thousands):

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	1,003	$8.81	522	$13.40	685	$12.08
Granted at fair value	275	16.12	795	6.75	268	15.47
Vested	(339)	10.23	(240)	12.11	(318)	12.20
Forfeited	(235)	9.38	(74)	8.25	(113)	13.88
Outstanding—end of year	704	$10.79	1,003	$8.81	522	$13.40
Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2013, 2012 and 2011, we recorded stock based compensation related to restricted stock units of $3.3 million, $3.5 million and $2.8 million, respectively. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period of such change.
Subsequent to 2013, we granted 232,000 additional restricted stock units. These restricted stock units vest over three years at 33.3% at the end of each of the first, second and third years.
18. EMPLOYEE RETIREMENT PLAN
We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2013, 2012 and 2011, employees who have completed a half-year of service and are 21 years of age or older are qualified to participate in the plan which provided matches of 50% of the first 6% of each participant's contributions to the plan subject to IRS limits. Our contributions will vest based on the participant's years of service at 20% per year over five years. Participant contributions are immediately vested. Our matching contribution totaled $1.0 million, $653,000 and $991,000 for the years ended December 31, 2013, 2012 and 2011, respectively. No discretionary contributions were made to eligible participants for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, we announced a change to our 401(k) plan that we expect to be effective in 2014 whereby we will match 100% of the first 6% of each participant's contributions to the plan subject to IRS limits, and that our matching contributions will vest immediately.
We have a Non-Qualified Deferred Compensation Plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2013, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $138,000 and $264,000 at December 31, 2013 and December 31, 2012, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Gains and losses on these investments were immaterial for the years ended December 31, 2013, 2012 and 2011.

19. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Gift card and Club-O rewards breakage	$1,187	$3,308	$971
Other	35	23	(13)
Loss on precious metals	(1,457)	—	—
Sublease income	—	355	573
Gain (loss) from early retirement of convertible senior notes	—	—	(54)
Loss from early retirement of finance obligations	—	—	(1,199)
Total other income (expense), net	$(235)	$3,686	$278

20. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:
Federal	$196	$416	$(254)
State	239	39	69
Foreign	51	30	43
Total current	486	485	(142)
Deferred:
Federal	(63,012)	—	—
State	(9,639)	—	—
Total deferred	(72,651)	—	—
Total provision (benefit) for income taxes	$(72,165)	$485	$(142)

The income tax provision differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2013	2012	2011
U.S. federal income tax provision (benefit) at statutory rate	$5,720	$5,303	$(6,853)
Adjustment to reserves in prior years (1)	4,418	—	—
Non-deductible fines and penalties	2,387	—	—
Other	242	(1,764)	30
Lobbying expenses	209	—	—
Stock based compensation expense	(176)	1	70
Research and development credit	(6,069)	—	—
State income tax expense, net of federal benefit	(8,097)	44	45
Change in valuation allowance	(70,799)	(3,099)	6,566
Income tax provision (benefit)	$(72,165)	$485	$(142)
 ___________________________________________

(1)
 Adjustments to reserves in prior years includes (1) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Operations and Consolidated Income (Loss) to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets; and (2) reductions to the NOLs from previous acquisitions.

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$60,311	$68,659
R&D tax credits	6,069	—
AMT and other tax credits	664	499
Accrued expenses	5,690	4,469
Reserves and other	4,565	7,464
Gross deferred tax assets	77,299	81,091
Valuation allowance	—	(79,693)
Total deferred tax assets	77,299	1,398
Deferred tax liabilities:
Fixed assets	(3,291)	(1,398)
Prepaid expenses	(1,357)	—
Total deferred tax liabilities	(4,648)	(1,398)
Total deferred tax assets, net	$72,651	$—

At December 31, 2013 and 2012, we had federal net operating loss carryforwards of approximately $152.2 million and $174.1 million and state net operating loss carryforwards of approximately $141.2 million and $151.6 million, respectively, which may be used to offset future taxable income. There was an Internal Revenue Code section 382 study completed during 2013 and the amounts above reflect the NOLs that can be realized. Of the total federal and state NOLs, $13.5 million was generated from stock option deductions and are not reflected in our deferred tax assets. The net benefit of $5.2 million will be credited to additional paid-in capital in our consolidated balance sheets under the "with-and-without" method of utilization for tax attributes. We utilize the with-and-without approach in determining if and when such excess tax benefits are realized, and under this approach excess tax benefits related to stock based compensation are the last to be realized. Our NOLs begin to expire in 2020 to 2031 if unused.

In 2013, we performed a research and development (R&D) tax credit study for the periods 2007 to 2013. The study resulted in federal and state income tax credits of $4.0 million and $2.1 million, respectively. These tax credits expire at various dates between 2021 and 2033. We do not have any indefinite lived intangibles and the remaining deferred tax assets have no expiration date.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We are required to establish a valuation allowance for any portion of the assets that we conclude is not more likely than not realizable. Our assessment considers, among other things, the three year cumulative net income, positive pretax net income and taxable income, forecasts of our future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards and tax planning strategies.

As of December 31, 2013, we had a $72.7 million of deferred tax assets (net of deferred tax liabilities). During the years ended December 31, 2013 and 2012, we had taxable income of $9.9 million and $18.9 million, respectively, and our valuation allowance changed by $79.7 million and $3.9 million, respectively. At December 31, 2013, we determined that we need to generate approximately $163.5 million of pre-tax income in future periods to realize our deferred tax assets. The annual minimum amount of taxable income required to utilize our expiring deferred tax assets is $10.9 million. Historically, our pre-tax income and our taxable income have not varied by much other than one time tax accounting method changes and the anomaly of the 2013 civil penalty of $6.8 million assessed in a legal matter. Except as otherwise disclosed, there are no known trends, events or transactions that are expected to negatively impact the future levels of taxable income.

We concluded that this reversal was appropriate after determining that it was more likely than not that we will realize the full amount of this income tax benefit within allowable net loss carryforward periods. In reaching this conclusion we considered, among other things, our recent financial and operating results (three years of cumulative income, eight consecutive quarters of profitability and expectation to realize all deferred tax assets prior to expiration). Due to strong results for the last two years and increased confidence that we will continue to generate taxable income into the foreseeable future, our assessment regarding the potential to realize our deferred tax assets changed. This assessment required us to exercise significant judgment and make estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods.

Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examination is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, as of December 31, 2013 and 2012 is as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Beginning balance	$231	$231	$191
Additions for tax positions related to the current year	2,737	—	—
Additions for tax positions taken in prior years	—	—	40
Ending balance	$2,968	$231	$231

The interest and penalties accrued on tax contingencies as of December 31, 2013 and 2012 were $127,000 and $97,000, respectively. Tax years beginning in 2010 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

21. RELATED PARTY TRANSACTIONS
On occasion, Haverford-Valley, L.C. (an entity owned by our Chairman of the Board) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2013, 2012 and 2011 we reimbursed Haverford-Valley L.C. $170,000, $93,000, and $122,000, respectively, for these expenses.
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

22. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the years ended December 31, 2013 and 2012. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
		Fulfillment
	Direct	partner	Total
2013
Revenue, net	$156,032	$1,148,185	$1,304,217
Cost of goods sold	136,282	920,275	1,056,557
Gross profit	$19,750	$227,910	$247,660
Operating expenses			(231,095)
Other income (expense), net			(221)
Provision (benefit) for income taxes			(72,165)
Net income			$88,509

2012
Revenue, net	$155,516	$943,773	$1,099,289
Cost of goods sold	140,536	760,323	900,859
Gross profit	$14,980	$183,450	$198,430
Operating expenses			(186,269)
Other income, net			2,993
Provision for income taxes			485
Net income			$14,669

2011
Revenue, net	$163,609	$890,668	$1,054,277
Cost of goods sold	149,660	725,529	875,189
Gross profit	$13,949	$165,139	$179,088
Operating expenses			(196,622)
Other income (expense), net			(2,046)
Provision (benefit) for income taxes			(142)
Net loss			$(19,438)

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

For the years ended December 31, 2013, 2012 and 2011, substantially all of our sales revenues were attributable to customers in the United States. At December 31, 2013 and December 31, 2012, substantially all of our fixed assets were located in the United States.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2013. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$41,942	$36,250	$35,681	$42,159
Fulfillment partner	270,052	256,954	265,745	355,434
Total net revenue	311,994	293,204	301,426	397,593
Cost of goods sold
Direct	37,149	31,842	30,777	36,514
Fulfillment partner	215,909	203,523	211,499	289,344
Total cost of goods sold	253,058	235,365	242,276	325,858
Gross profit	58,936	57,839	59,150	71,735
Operating expenses:
Sales and marketing	18,705	19,208	22,463	31,233
Technology	18,160	17,920	17,259	18,449
General and administrative	15,088	16,585	15,970	20,526
Restructuring	(432)	(39)	—	—
Total operating expenses	51,521	53,674	55,692	70,208
Operating income	7,415	4,165	3,458	1,527
Interest income	34	32	34	27
Interest expense	(51)	(37)	(33)	8
Other income (expense), net	345	(150)	165	(595)
Net income before income taxes	7,743	4,010	3,624	967
Provision (benefit) for income taxes	46	312	91	(72,614)
Net income	7,697	3,698	3,533	73,581
Net income attributable to common shares	$7,697	$3,698	$3,533	$73,581
Net income per common share—basic:
Net income per share—basic	$0.33	$0.16	$0.15	$3.09
Weighted average common shares outstanding—basic	23,594	23,714	23,766	23,780
Net income per common share—diluted:
Net income per share—diluted	$0.32	$0.15	$0.14	$3.01
Weighted average common shares outstanding—diluted	24,016	24,283	24,446	24,430
Comprehensive income	$7,697	$3,698	$3,533	$73,581

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$40,897	$33,936	$34,215	$46,468
Fulfillment partner	221,470	205,600	221,137	295,566
Total net revenue	262,367	239,536	255,352	342,034
Cost of goods sold
Direct	37,630	31,108	30,684	41,114
Fulfillment partner	177,229	165,259	178,126	239,709
Total cost of goods sold	214,859	196,367	208,810	280,823
Gross profit	47,508	43,169	46,542	61,211
Operating expenses:
Sales and marketing	14,475	13,512	14,899	20,581
Technology	15,638	15,122	16,085	18,622
General and administrative	14,822	14,516	13,828	14,093
Restructuring	98	—	(45)	23
Total operating expenses	45,033	43,150	44,767	53,319
Operating income	2,475	19	1,775	7,892
Interest income	29	27	30	30
Interest expense	(208)	(253)	(194)	(154)
Other income, net	432	719	1,213	1,322
Net income before income taxes	2,728	512	2,824	9,090
Provision for income taxes	9	42	131	303
Net income	2,719	470	2,693	8,787
Net income attributable to common shares	$2,719	$470	$2,693	$8,787
Net income per common share—basic:
Net income per share—basic	$0.12	$0.02	$0.11	$0.37
Weighted average common shares outstanding—basic	23,392	23,437	23,447	23,450
Net income per common share—diluted:
Net income per share—diluted	$0.12	$0.02	$0.11	$0.37
Weighted average common shares outstanding—diluted	23,414	23,464	23,754	24,064
Comprehensive income	$2,719	$470	$2,693	$8,787

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2013
Deferred tax valuation allowance	$79,693	$—	$79,693	$—
Allowance for sales returns	10,618	95,807	93,193	13,232
Allowance for doubtful accounts	797	161	806	152
Year ended December 31, 2012
Deferred tax valuation allowance	$83,617	$—	$3,924	$79,693
Allowance for sales returns	10,899	79,785	80,066	10,618
Allowance for doubtful accounts	574	249	26	797
Year ended December 31, 2011
Deferred tax valuation allowance	$77,051	$6,566	$—	$83,617
Allowance for sales returns	11,525	83,129	83,755	10,899
Allowance for doubtful accounts	2,048	268	1,742	574