Form 10-Q
period 2014-03-31
OVERSTOCK.COM, INC
filed 2014-04-29
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6350 South 3000 East, Salt Lake City, Utah 84121	(801) 947-3100
(Address, including zip code, of Registrant’s principal executive offices)	(Registrant’s telephone number, including area code)

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

There were 23,980,588 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 21, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$110,647	$148,665
Restricted cash	1,580	1,580
Accounts receivable, net	15,836	16,047
Inventories, net	22,773	27,043
Prepaid inventories, net	1,665	1,804
Deferred tax assets, net	13,854	13,854
Prepaids and other current assets	10,035	10,298
Total current assets	176,390	219,291
Fixed assets, net	33,417	27,194
Precious metals	9,678	9,678
Deferred tax assets, net	56,480	58,797
Goodwill	2,784	2,784
Other long-term assets, net	1,829	2,023
Total assets	$280,578	$319,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,219	$90,582
Accrued liabilities	51,854	65,679
Deferred revenue	36,843	37,321
Total current liabilities	150,916	193,582
Other long-term liabilities	3,997	3,294
Total liabilities	154,913	196,876
Commitments and contingencies (Note 5)	0	0
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,173 and 26,909
Outstanding shares - 23,971 and 23,785	2	2
Additional paid-in capital	362,800	361,706
Accumulated deficit	(154,617)	(158,587)
Treasury stock:
Shares at cost - 3,202 and 3,124	(82,520)	(80,230)
Total stockholders’ equity	125,665	122,891
Total liabilities and stockholders’ equity	$280,578	$319,767

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue, net
Direct	$38,047	$41,942
Fulfillment partner	303,160	270,052
Total net revenue	341,207	311,994
Cost of goods sold
Direct(1)	33,097	37,149
Fulfillment partner	244,114	215,909
Total cost of goods sold	277,211	253,058
Gross profit	63,996	58,936
Operating expenses:
Sales and marketing(1)	23,392	18,705
Technology(1)	19,601	18,160
General and administrative(1)	15,296	15,088
Restructuring	(360)	(432)
Total operating expenses	57,929	51,521
Operating income	6,067	7,415
Interest income	41	34
Interest expense	(7)	(51)
Other income, net	459	345
Income before income taxes	6,560	7,743
Provision for income taxes	2,590	46
Net income	$3,970	$7,697
Net income per common share—basic:
Net income attributable to common shares—basic	$0.17	$0.33
Weighted average common shares outstanding—basic	23,926	23,594
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.16	$0.32
Weighted average common shares outstanding—diluted	24,339	24,016

Comprehensive income	$3,970	$7,697
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$40	$48
Sales and marketing	81	25
Technology	170	124
General and administrative	632	555
Total	$923	$752

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2013	26,909	$2	$361,706	$(158,587)	3,124	$(80,230)	$122,891
Net income	—	—	—	3,970	—	—	3,970
Stock-based compensation to employees and directors	—	—	923	—	—	—	923
Common stock issued upon vesting of restricted stock	254	—	—	—	—	—	—
Exercise of stock options	10	—	171	—	—	—	171
Purchase of treasury stock	—	—	—	—	78	(2,290)	(2,290)
Balances at March 31, 2014	27,173	$2	$362,800	$(154,617)	3,202	$(82,520)	$125,665

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$3,970	$7,697	$84,782	$19,647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,795	3,863	14,454	15,838
Realized gain from sale of marketable securities	(10)	(12)	(31)	(14)
Loss (gain) on disposition of fixed assets	5	—	5	(13)
Stock-based compensation to employees and directors	923	752	3,422	3,466
Deferred income taxes	2,317	—	(70,334)	—
Amortization of debt discount and deferred loan costs	—	5	13	43
Loss on investment in precious metals	—	—	1,457	—
Restructuring charges (reversals)	(360)	(432)	(399)	(454)
Changes in operating assets and liabilities:
Restricted cash	—	125	75	273
Accounts receivable, net	211	3,422	15	(3,910)
Inventories, net	4,270	4,929	(1,238)	(4,890)
Prepaid inventories, net	139	(76)	323	(78)
Prepaids and other current assets	174	1,462	(1,824)	(400)
Other long-term assets, net	221	53	170	(908)
Accounts payable	(31,909)	(15,729)	12,000	3,956
Accrued liabilities	(13,718)	(748)	4,989	11,004
Deferred revenue	(478)	(6,880)	5,312	4,717
Other long-term liabilities	771	(84)	2,428	449
Net cash provided by (used in) operating activities	(29,679)	(1,653)	55,619	48,726
Cash flows from investing activities:
Purchases of marketable securities	(12)	(75)	(69)	(119)
Purchases of intangible assets	(22)	—	(35)	(6)
Sales of marketable securities	77	152	217	189
Investment in precious metals	—	—	(8,080)	(1,397)
Expenditures for fixed assets, including internal-use software and website development	(6,195)	(6,062)	(18,200)	(16,424)
Proceeds from sale of fixed assets	—	—	—	56
Net cash used in investing activities	(6,152)	(5,985)	(26,167)	(17,701)
Cash flows from financing activities:
Payments on capital lease obligations	—	(2,563)	—	(2,598)
Payments on line of credit	—	—	—	(17,000)
Paydown on direct financing arrangement	(68)	(62)	(264)	(241)
Change in restricted cash	—	—	125	—
Proceeds from exercise of stock options	171	—	1,731	—
Purchase of treasury stock	(2,290)	(1,389)	(2,292)	(1,396)
Net cash used in financing activities	(2,187)	(4,014)	(700)	(21,235)
Net increase (decrease) in cash and cash equivalents	(38,018)	(11,652)	28,752	9,790
Cash and cash equivalents, beginning of period	148,665	93,547	81,895	72,105
Cash and cash equivalents, end of period	$110,647	$81,895	$110,647	$81,895

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$14	$20	$65	$453
Taxes paid	—	283	263	580
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$4,018	$116	$4,121	$497
Equipment acquired under capital lease obligations	—	2,563	—	2,563

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $68.1 million and $58.1 million at March 31, 2014 and December 31, 2013, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.6 million at March 31, 2014 and December 31, 2013.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$68,083	$68,083	$—	$—
Trading securities held in a “rabbi trust” (1)	75	75	—	—
Total assets	$68,158	$68,158	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$79	$79	$—	$—
Total liabilities	$79	$79	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,081	$58,081	$—	$—
Trading securities held in a “rabbi trust” (1)	138	138	—	—
Total assets	$58,219	$58,219	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$212	$212	$—	$—
Total liabilities	$212	$212	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and long-term assets in the consolidated balance sheets.

(2)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

We have a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $75,000 at March 31, 2014 and are included in Other current and long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three months ended March 31, 2014 and 2013.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $211,000 and $152,000 at March 31, 2014 and December 31, 2013, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2014 and December 31, 2013, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.7 million and $1.8 million at March 31, 2014 and December 31, 2013, respectively.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $10.0 million at March 31, 2014 and $10.3 million at December 31, 2013.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income and comprehensive income as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cost of goods sold - direct	$87	$104
Technology	3,437	3,416
General and administrative	271	343
Total depreciation and amortization, including internal-use software and website development	$3,795	$3,863

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

During the three months ended March 31, 2014 and 2013, we capitalized $4.0 million and $3.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.3 million and $1.7 million for those respective periods.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2014 and the year ended December 31, 2013.

Precious Metals

Our investments in precious metals were $9.7 million at March 31, 2014 and December 31, 2013, and were comprised of $4.0 million in gold and $5.7 million in silver. We store our precious metals at an off-site facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost of market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income, net in our Consolidated Statements of Income and Comprehensive Income. There were no gains or losses on investments in precious metals for the three months ended March 31, 2014 and 2013.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at March 31, 2014 and December 31, 2013, respectively. There were no impairments to goodwill recorded during the three months ended March 31, 2014 or the year ended December 31, 2013.

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

We periodically enter into agreements with other parties to jointly market ancillary products or services on our website. As a result of those agreements, we will occasionally receive payments in advance of performing our obligations under those agreements. Such payments received before we perform our obligations are recognized over our service period.

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

The allowance for returns was $8.9 million and $13.2 million at March 31, 2014 and December 31, 2013 respectively. The decrease in allowance for returns at March 31, 2014 compared to December 31, 2013 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $99,000 and $94,000 at March 31, 2014 and December 31, 2013, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2014		2013
Total revenue, net	$341,207	100%	$311,994	100%
Cost of goods sold
Product costs and other cost of goods sold	261,798	77%	239,197	77%
Fulfillment and related costs	15,413	5%	13,861	4%
Total cost of goods sold	277,211	81%	253,058	81%
Gross profit	$63,996	19%	$58,936	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $20.4 million and $16.5 million during the three months ended March 31, 2014 and 2013, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.0 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively.

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

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 5—Commitments and Contingencies).

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

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. The tax provision does not include any benefit for the federal research and development credit which expired at the end of 2013. If retroactively reinstated, the credit will be a discrete tax benefit in the period enacted.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2014	2013
Net income attributable to common shares	$3,970	$7,697
Net income per common share—basic:
Net income attributable to common shares—basic	0.17	0.33
Weighted average common shares outstanding—basic	23,926	23,594
Effect of dilutive securities:
Stock options and restricted stock awards	413	422
Weighted average common shares outstanding—diluted	24,339	24,016
Net income attributable to common shares—diluted	$0.16	$0.32

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2014	2013
Stock options and restricted stock units	226	575

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2013	Accretion Expense	Net Cash Payments	Adjustments	Balance at 3/31/2014
Lease and contract termination costs	$445	$7	$(92)	$(360)	$—

We reversed $360,000 and $432,000, respectively, of lease termination costs during the three months ended March 31, 2014 and 2013. These reversals were a result of our reoccupation of formerly restructured facility space. At March 31, 2014 our restructuring liability was zero.

4. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were zero at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2014, $1.1 million was outstanding and $3.9 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Capital leases

In March 2013, we entered into a capital lease arrangement for $2.6 million of computer equipment that will expire in 2017. We prepaid the entire $2.6 million shortly after entering into the agreement in order to obtain discounted pricing. As such, we have no future payment obligations under capital leases at March 31, 2014 and December 31, 2013.

Fixed assets included assets under capital leases of $4.2 million and accumulated depreciation related to assets under capital leases of $2.3 million and $2.1 million, respectively, at March 31, 2014 and December 31, 2013. Depreciation expense of assets recorded under capital leases was $160,000 and $1,000, respectively, for the three months ended March 31, 2014 and 2013.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2014, are as follows (in thousands):

Payments due by period
2014 (remainder)	$8,220
2015	10,272
2016	8,177
2017	4,203
2018	3,826
Thereafter	32,437
$67,135

Rental expense for operating leases totaled $2.9 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. There is no estimated sublease income expected over the next five years.

On March 6, 2014 we entered into amendments to extend the leases on our corporate headquarters and a data center space from their previous expiration of June 30, 2016 to January 31, 2017. The minimum future payments due under these amended operating leases are included in the summary of future minimum lease payments for all operating leases in the table above.
Naming rights
During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.
Minimum future payments under naming rights agreement as of March 31, 2014, are as follows (in thousands):

Payments due by period:
2014 (remainder)	$1,311
2015	1,351
2016	1,391
Thereafter	—
$4,053
Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of March 31, 2014, are as follows (in thousands):

Payments due by period:
2014 (remainder)	$4,252
2015	2,901
2016	1,683
Thereafter	—
$8,836

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

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants’ complaint answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome and appeal of the infringement action against Wal-Mart Stores, Inc. and other retailers. On February 22, 2012, the court in the Wal-Mart Stores case granted Wal-Mart Stores’ motion for summary judgment of non-infringement. The court also granted Speedtrack’s motion for summary judgment on patent validity. Speedtrack appealed, and the ruling was upheld. It is not known whether the summary judgments granted in the Wal-Mart Stores case will have an effect on the Speedtrack case in which we are named as one of the defendants. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously defend this action.

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

On May 2, 2012, Execware LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent entitled: “Integrated Dialog Box for Rapidly Altering Presentation of Parametric Text Data Objects on a Computer Display.” We answered and defended the case. On March 7, 2014, Execware voluntarily dismissed the case.

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

On August 16, 2013, Online News Link LLC, filed suit against us in the United States District Court in District of Delaware for infringement of patents covering data distribution systems that can make downloading data fast and efficient. We are examining whether we are indemnified by any vendor. We were served with the complaint on August 19, 2013. We answered the complaint. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

On January 3, 2014, Guardian Media Technologies LTD filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering parental control features in DVD players and televisions. The suit relates to two prior lawsuits with Guardian filed in 2008, and in 2013, which were previously dismissed. We have requested indemnification from pertinent vendors. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

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

On February 7, 2014, Z-Dimensional, LLC filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering 3D Cameras. We have requested indemnification from pertinent vendors. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

In June of 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. We have not been served. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2014, we have accrued $7.8 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three months ended March 31, 2014, the Compensation Committee of the Board of Directors approved grants of 231,560 restricted stock awards, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2014, there were 645,240 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2014 was $28.52.

Stock-based compensation expense related to restricted stock awards was $923,000 and $752,000 during the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2014 (in thousands):

	Three months ended March 31, 2014
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	704	$10.79
Granted at fair value	232	28.52
Vested	(254)	11.34
Forfeited	(37)	14.05
Outstanding—end of period	645	$16.73

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three months ended March 31, 2014 and 2013. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
		Fulfillment
	Direct	partner	Total
2014
Revenue, net	$38,047	$303,160	$341,207
Cost of goods sold	33,097	244,114	277,211
Gross profit	$4,950	$59,046	$63,996
Operating expenses			57,929
Other income, net			493
Provision for income taxes			2,590
Net income			$3,970

2013
Revenue, net	$41,942	$270,052	$311,994
Cost of goods sold	37,149	215,909	253,058
Gross profit	$4,793	$54,143	$58,936
Operating expenses			51,521
Other income, net			328
Provision for income taxes			46
Net income			$7,697

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

For the three months ended March 31, 2014 and 2013, substantially all sales revenues were attributable to customers in the United States. At March 31, 2014 and December 31, 2013, substantially all of our fixed assets were located in the United States.

9. SUBSEQUENT EVENTS

Subsequent to the balance sheet date of March 31, 2014, the board of directors authorized management to pursue due diligence, finalize terms and enter into an agreement to purchase land in connection with the possible construction of our future headquarters. While we have reached an agreement in principle to purchase such land, we have not yet executed the agreement which is subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing. We are unable to estimate the potential financial effect of the agreement to purchase land, or the subsequent transaction to lease or develop a facility for our new headquarters until more definitive terms are known.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	the anticipated benefits and risks of our business and plans;

•	our ability to attract and retain customers in a cost-efficient manner;

•	the effectiveness of our marketing;

•	our future operating and financial results, including any projections of revenue, capital expenditures or other financial measures or amounts;

•
our decision to accept bitcoins as an acceptable payment for the goods and services we sell and our expectations regarding the advantages and risks of doing so, and our expectations that Coinbase.com and any other bitcoin transaction processing agents we utilize will perform in accordance with our expectations regardless of fluctuations in the value of bitcoin or other developments that may affect us or such processing agents;

•	our decision to acquire and hold bitcoins and our expectations regarding the advantages and risks of doing so;

•
the competition we currently face and will face in our business as the ecommerce business continues to become more competitive and additional competitors, including competitors based in China or elsewhere, continue to increase their efforts in our primary markets;

•	the effects of government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans for changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

•	our beliefs regarding the adequacy of our insurance coverage;

•
our beliefs regarding the adequacy and anticipated functionality of our infrastructure, including our backup facilities and beliefs regarding the adequacy of our disaster planning and our ability to recover from a disaster or other interruption of our ability to operate our website at its highest level of functionality;

•
our beliefs regarding our cybersecurity efforts and measures and the costs we will incur in our ongoing efforts to avoid interruptions to our product offerings and other business processes from cyber attacks;

•	our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

•	our beliefs and expectations regarding the adequacy of our office and warehouse facilities and any additional or modified office or warehouse facilities;

•
our expectations regarding the costs and benefits of our other businesses including our car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings, our consignment services, our ecommerce marketplace channel offerings, our community site, our recently-announced public service pet adoption program, and future other businesses and the anticipated functionality and results of operations of them;

•
our expectations regarding the costs and benefits of various programs we offer, including Club O and programs pursuant to which we offer free or discounted participation in Club O or other programs we offer to members of the United States Armed Forces and/or to full-time, post-secondary students or others;

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

•	difficulties we may have in responding to technological changes;

•	problems with the large volume of fraudulent purchase orders we receive on a daily basis;

•	problems we may encounter as a result of the listing or sale of pirated, counterfeit or illegal items by third parties;

•	difficulties we may have financing our operations or our expansion with either internally generated funds or external sources of financing;

•
the extent to which we owe income or sales taxes or are required to collect sales taxes or report sales or to modify our business model in order to avoid being required to collect sales taxes or report sales;

•
any difficulties we may encounter as a consequence of accepting or holding bitcoins, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoins as an acceptable medium of exchange or otherwise;

•
competition, including competition from well-established competitors including Amazon.com, and from others including competitors with business models that may include delivery capabilities that we may be unable to match;

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	fluctuations in our operating results;

•	our efforts to expand internationally;

•	our efforts to offer additional services to our customers, including insurance products and consumer financing;

•
the outcomes of legal proceedings, investigations and claims, including the outcome of the lawsuit and judgment against us obtained by the District Attorneys of a number of California counties as described in this report;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality; and

•	the other risks described in this report or in our other public filings.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Form 10-Q in Part II, Item 1A under the caption “Risk Factors” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

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

Revenues in Q1 2014 increased 9% compared to Q1 2013. The growth in revenue was primarily due to an 8% increase in average order size, from $153 to $165, coupled with a 5% increase in orders. These increases were partially offset by an increase in the amount of orders taken but not delivered at quarter end due to higher average daily sales in the last week of the quarter and the timing of quarter end. Although our average order size has increased in recent years, we expect the rate of increase to taper in 2014. Additionally, we continue to experience increased customer visits and revenues originating from mobile devices.

Gross profit in Q1 2014 increased 9% compared to Q1 2013 primarily as a result of that revenue growth. Gross margin decreased slightly to 18.8% in Q1 2014 compared to 18.9% in Q1 2013. The decrease in gross margin was largely due to increased promotional activities including coupons, site sales, and Club O rewards, which are recognized as a reduction of revenue.

Sales and marketing expenses as a percentage of revenue increased from 6.0% to 6.9% during Q1 2014 as compared to Q1 2013, primarily due to increased spending in the sponsored search marketing channel due to driving a higher proportion of our revenue through that channel, and from increased staff-related costs. During December 2013, we increased our marketing spending as a result of softer sales observed during the last several weeks of the year. As a result of improved marketing performance during Q1 2014, our sales and marketing as a percentage of net revenues decreased from 7.9% during Q4 2013 to 6.9% during Q1 2014.

As a result of these factors, we had a 1% increase in Contribution during Q1 2014 as compared to Q1 2013 (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.9% for Q1 2014 and 12.9% for Q1 2013.

Technology expenses in Q1 2014 increased $1.4 million compared to Q1 2013, primarily due to an increase in staff-related and external contractor costs. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities. We also intend to begin to broker insurance products, and offer consumer financing products through a third party, to our customers in 2014. As a result, we expect to continue to increase our technology expenses to support these initiatives, and these expenses may be material.

General and administrative expense in Q1 2014 increased $208,000 compared to Q1 2013 primarily due to a $1.6 million increase in staff-related costs and professional fees, largely offset by a $777,000 decrease in legal costs and a $680,000 decrease in our estimate of legal loss contingencies.

We have reached agreements in principle to purchase land in Salt Lake City, Utah and develop our future headquarters on the site. Both agreements are non-binding and subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing. The lease on our current headquarters expires in 2017.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2014	2013
	(as a percentage of total net revenue)
Revenue, net
Direct	11.2%	13.4%
Fulfillment partner	88.8	86.6
Total net revenue	100.0	100.0
Cost of goods sold
Direct	9.7	11.9
Fulfillment partner	71.5	69.2
Total cost of goods sold	81.2	81.1
Gross profit	18.8	18.9
Operating expenses:
Sales and marketing	6.9	6.0
Technology	5.7	5.8
General and administrative	4.5	4.8
Restructuring	(0.1)	(0.1)
Total operating expenses	17.0	16.5
Operating income	1.8	2.4
Interest income	—	—
Interest expense	—	—
Other income, net	0.1	0.1
Net income before income taxes	1.9	2.5
Provision for income taxes	0.8	—
Net income	1.2%	2.5%

Comparisons of Three Months Ended March 31, 2014 to Three Months Ended March 31, 2013

Revenue

The following table reflects our net revenues for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$38,047	$41,942	$(3,895)	(9.3)%
Fulfillment partner	303,160	270,052	33,108	12.3%
Total revenue, net	$341,207	$311,994	$29,213	9.4%

The primary reason for increased total net revenue for the three months ended March 31, 2014 was an increase of 8% in average order size, from $153 to $165, coupled with a 5% increase in orders. These increases were partially offset by an increase in the amount of orders taken but not delivered at quarter end due to higher average daily sales in the last week of the quarter and the timing of quarter end. Although our average order size has increased in recent years, we expect the rate of increase to taper in 2014. Additionally, we continue to experience increased customer visits and revenues originating from mobile devices.

The primary reason for decreased direct revenue for the three months ended March 31, 2014 was a decrease in sales of clothing and shoes due to a shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and markdowns.

The increase in fulfillment partner revenue for the three months ended March 31, 2014 was primarily due to an increase in sales of home and garden products. We do not expect the sales mix shift to home and garden products to continue at the same rate in 2014 as in recent years.

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

We continue to seek increased participation in our Club O loyalty program as sales growth from customers with Club O memberships is typically higher than from other customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, “Financial Statements (Unaudited)” -Note 2 -“Accounting Policies” under the section “Club O loyalty program.”

International sales were approximately 1.5% of total net revenues for the three months ended March 31, 2014 and 2013.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended March 31, 2014 (in thousands):

	Three Months Ended March 31, 2014
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(10,137)	$(1,475)
1	$(4,238)	$(626)
As reported	As reported	As reported
-1	$3,855	$567
-2	$7,414	$1,087

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$38,047	$41,942	$(3,895)	(9.3)%
Fulfillment partner	303,160	270,052	33,108	12.3%
Total net revenues	$341,207	$311,994	$29,213	9.4%
Cost of goods sold
Direct	$33,097	$37,149	$(4,052)	(10.9)%
Fulfillment partner	244,114	215,909	28,205	13.1%
Total cost of goods sold	$277,211	$253,058	$24,153	9.5%
Gross Profit
Direct	$4,950	$4,793	$157	3.3%
Fulfillment partner	59,046	54,143	4,903	9.1%
Total gross profit	$63,996	$58,936	$5,060	8.6%

Gross margins for the past five quarterly periods and fiscal year ending 2013 were:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013	Q1 2014
Direct	11.4%	12.2%	13.7%	13.4%	12.7%	13.0%
Fulfillment Partner	20.0%	20.8%	20.4%	18.6%	19.8%	19.5%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%	18.8%

The increase in direct gross margin for the three months ended March 31, 2014 when compared to the same period in 2013 is primarily due to a continued shift in sales mix into higher margin home and garden products partially offset by higher warehousing costs.

The decrease in fulfillment partner gross margin for the three months ended March 31, 2014 as compared to the same period in 2013 was largely due to increased promotional activities including coupons, site sales, and Club O rewards, which are recognized as a reduction of revenue.

Cost of goods sold includes stock-based compensation expense of $40,000 and $48,000 for the three months ended March 31, 2014 and 2013, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2014		2013
Total revenue, net	$341,207	100%	$311,994	100%
Cost of goods sold
Product costs and other cost of goods sold	261,798	77%	239,197	77%
Fulfillment and related costs	15,413	5%	13,861	4%
Total cost of goods sold	277,211	81%	253,058	81%
Gross profit	$63,996	19%	$58,936	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three months ended March 31, 2014 as compared to the same periods in 2013 with a slight increase due to additional warehousing costs.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Sales and marketing expenses	$23,392	$18,705	$4,687	25.1%
Sales and marketing expenses as a percent of net revenues	6.9%	6.0%

The $4.7 million increase in sales and marketing expenses for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to increased spending in the sponsored search marketing channel due to driving a higher proportion of our revenue through that channel, and from increased staff-related costs.

Sales and marketing expenses include stock-based compensation expense of $81,000 and $25,000 for the three months ended March 31, 2014 and 2013, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, site sales, and Club O rewards, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect revenues and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $50 introduced in early January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities. We also intend to begin to broker insurance products, and offer consumer financing products through a third party, to our customers in 2014. As a result, we expect to continue to increase our technology expenses to support these initiatives, and these expenses may be material.

The following table reflects our technology expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
Technology expenses	$19,601	$18,160	$1,441	7.9%
Technology expenses as a percent of net revenues	5.7%	5.8%

The $1.4 million increase in technology costs for the three months ended March 31, 2014, is primarily due to an increase in staff related and external contractor costs.

Technology expenses include stock-based compensation expense of $170,000 and $124,000 for the three months ended March 31, 2014 and 2013, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013	$ Change	% Change
General and administrative expenses	$15,296	$15,088	$208	1.4%
General and administrative expenses as a percent of net revenues	4.5%	4.8%

The $208,000 increase in general and administrative expenses (“G&A”) for the three months ended March 31, 2014, is primarily due to a $1.6 million increase in staff-related costs and professional fees, largely offset by a $777,000 decrease in legal costs and a $680,000 decrease in our estimate of legal loss contingencies.

G&A expenses include stock-based compensation expense of approximately $632,000 and $555,000 for the three months ended March 31, 2014 and 2013, respectively.

Restructuring

During the three months ended March 31, 2014 and 2013 we reversed $360,000 and $432,000, respectively, of lease termination costs. These reversals were a result of our reoccupation of formerly restructured facility space. At March 31, 2014 our restructuring liability was zero.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2014	2013
Cost of goods sold - direct	$87	$104
Technology	3,437	3,416
General and administrative	271	343
Total depreciation and amortization, including internal-use software and website development	$3,795	$3,863

Non-operating income (expense)

Interest income

Our interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended March 31, 2014 and 2013 totaled $41,000 and $34,000, respectively.

Interest expense

Our interest expense is primarily derived from interest incurred on our line of credit and our restructuring accrual. Interest expense for the three months ended March 31, 2014 and 2013 totaled $7,000 and $51,000, respectively, decreasing primarily as a result of the elimination of the restructuring accrual.

Other income, net

Other income, net for the three months ended March 31, 2014 increased to $459,000 from $345,000 in 2013 primarily due to increased gift card breakage.

Income taxes

Our provision for income taxes for the three months ended March 31, 2014 and 2013 was $2.6 million and $46,000, respectively. The increase is primarily due to our deferred tax asset valuation release in 2013. At March 31, 2014 and December 31, 2013 we had federal net operating loss carry forwards of approximately $145.6 million and $152.2 million, respectively, and state net operating loss carry forwards of approximately $135.0 million and $141.2 million, respectively, which may be used to offset future taxable income. Our net operating loss carry forwards will begin to expire in 2020 to 2031 if unused.

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

The following table reflects our total net revenues for each of the quarters in 2014, 2013 and 2012 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2014	$341,207	$	N/A	$	N/A	$	N/A
2013	311,994		293,204		301,426		397,593
2012	262,367		239,536		255,352		342,034

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

We have reached agreements in principle to purchase land in Salt Lake City, Utah and develop our future headquarters on the site. Both agreements are non-binding and subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing. The lease on our current headquarters expires in 2017.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2014, our only available credit facility was a $3.0 million facility solely to support letters of credit. At March 31, 2014, we had cash and cash equivalents of $110.6 million.

Cash flow information is as follows (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2014	2013	2014	2013
Cash provided by (used in):
Operating activities	$(29,679)	$(1,653)	$55,619	$48,726
Investing activities	(6,152)	(5,985)	(26,167)	(17,701)
Financing activities	(2,187)	(4,014)	(700)	(21,235)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2014 and 2013, was $(35.9) million and $(7.7) million, respectively, and $37.4 million and $32.3 million for the twelve months ended March 31, 2014 and 2013, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the three months ended March 31, 2014 and 2013, our operating activities resulted in a net cash outflow of $29.7 million and $1.7 million, respectively.

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

The $29.7 million of net cash used by operating activities during the three months ended March 31, 2014 was due to decreases in accounts payable of $31.9 million and accrued liabilities of $13.7 million. Accounts payable increased in Q4 2013 due to increased sales and in part due to the timing of key holiday sales. In 2013, the holiday sales season began later than in previous years, and as a result some of our payments to our suppliers for holiday sales were due in January 2014 rather than in December 2013. This caused a significant increase in accounts payable during Q4 2013 and a significant decrease in accounts payable during Q1 2014. Accrued liabilities increased during Q4 2013 due to the timing of some invoices related to marketing expenses and legal matters which were paid in Q1 2014. The net cash used by operating activities during the three months ended March 31, 2014 was partially offset by a reduction in inventory of $4.3 million, net income of $4.0 million, and non-cash depreciation, amortization and stock compensation expense of $4.7 million.

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

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with expenditures for fixed assets, including internal-use software and website development costs, purchases, sales and maturities of marketable securities, and investments in precious metals. For the three months ended March 31, 2014, investing activities resulted in net cash outflows of $6.2 million, primarily from expenditures for fixed assets. For the three months ended March 31, 2013 investing activities resulted in net cash outflows of $6.0 million, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities

For the three months ended March 31, 2014 and 2013, financing activities resulted in net cash outflows of $2.2 million and $4.0 million, respectively.

The $2.2 million used in financing activities during the three months ended March 31, 2014 resulted primarily from $2.3 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $4.0 million used in financing activities during the three months ended March 31, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$8,220	$10,272	$8,177	$4,203	$3,826	$32,437	$67,135
Naming rights	1,311	1,351	1,391	—	—	—	4,053
Purchase obligations	11,421	—	—	—	—	—	11,421
Marketing, technology and other services	6,781	3,008	1,683	—	—	—	11,472
Total contractual cash obligations	$27,733	$14,631	$11,251	$4,203	$3,826	$32,437	$94,081

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2014	2015	2016	2017	2018	Thereafter	Total
Letters of credit	$1,580	$—	$—	$—	$—	$—	$1,580

Operating Leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. On March 6, 2014, we entered into amendments to extend the leases on our corporate headquarters and a data center space from their previous expiration of June 30, 2016 to January 31, 2017. The minimum future payments due under these amended operating leases are included in the table above. We have reached agreements in principle to purchase land in Salt Lake City, Utah and develop our future headquarters on the site. Both agreements are non-binding and subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing.

Naming Rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum (now known as “O.co Coliseum”). Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Purchase Obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2014. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Marketing, Technology and Other Services

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

As of March 31, 2014 and December 31, 2013, tax contingencies were $576,000 and $495,000, respectively. We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank Credit Agreement

We are party to a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. There were no amounts outstanding on the Credit Agreement at March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2014, $1.1 million was outstanding and $3.9 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the critical accounting policies previously disclosed in that report.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure which we reconcile to “Gross profit” in our consolidated statements of income and comprehensive income) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed together with our GAAP results, we believe Contribution and Contribution Margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2014		2013
Total net revenue	$341,207	100%	$311,994	100%
Cost of goods sold	277,211	81.2%	253,058	81.1%
Gross profit	63,996	18.8%	58,936	18.9%
Less: Sales and marketing expense	23,392	6.9%	18,705	6.0%
Contribution and contribution margin	$40,604	11.9%	$40,231	12.9%

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

	Three months ended March 31,		Twelve months ended March 31,
	2014	2013	2014	2013
Net cash provided by (used in) operating activities	$(29,679)	$(1,653)	$55,619	$48,726
Expenditures for fixed assets, including internal-use software and website development	(6,195)	(6,062)	(18,200)	(16,424)
Free cash flow	$(35,874)	$(7,715)	$37,419	$32,302

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

At March 31, 2014, we had $110.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.1 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2014, we had assets consisting of precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $97,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At March 31, 2014, letters of credit totaling $1.6 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $16,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

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

At March 31, 2014, we had relationships with approximately 2,500 independent fulfillment partners whose products we offer for sale on our Website. Sales through our fulfillment partners accounted for 89% of our net revenues for the three months ended March 31, 2014, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

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

We depend upon third party fulfillment and delivery services to fulfill and deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, or for any other reason, we would be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers. In addition, conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, or absence of fulfillment services or carrier availability, could have a material adverse effect on our business.

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

In 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the

Overstock.com brand and principal domain address, there is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets.

We may incur substantial indebtedness.

At March 31, 2014, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. However, in the future we may incur substantial indebtedness. Any such indebtedness would increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

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

Economic factors may adversely affect our financial performance, including increasing exposure to the U.S. housing industry.

Economic conditions may adversely affect our financial performance. In the United States, weakness in the housing market, changes in interest rates, changes in fuel and other energy costs, inflation or deflation or expectations of either inflation or deflation, higher levels of unemployment, unavailability or limitations of consumer credit, higher consumer debt levels or efforts by consumers to reduce debt levels, higher tax rates and other changes in tax laws, overall economic slowdown, changes in consumer desires affecting demand for the products and services we sell and other economic factors could adversely affect consumer demand for the products and services we sell, change the mix of products we sell to a mix with a lower average gross margin and result in slower inventory turnover and greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States can increase our cost of sales and operating, selling, general and administrative expenses, and otherwise adversely affect our operations and operating results. These factors affect not only our operations, but also the operations of suppliers from whom we purchase goods, a condition that can result in an increase in the cost to us of the goods and services we sell.

Over the last few years the percentage of our sales from home and garden products has increased substantially. We believe that sales of home and garden products are affected by the strength of the U.S. housing industry. To the extent that sales of home and garden products are affected by the strength of the U.S. housing industry, our business would be adversely affected by downturns in the U.S. housing industry.

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

We have reversed the valuation allowance for our deferred tax assets, and we may not be able to realize these assets in the future. Our deferred tax assets may also be subject to additional valuation allowances, which could adversely affect our operating results.

From our inception to December 31, 2013, we established a valuation allowance for our deferred tax assets, primarily due to realized losses and uncertainty regarding our future taxable income. Determining whether a valuation allowance for deferred tax assets is appropriate requires significant judgment and an evaluation of all positive and negative evidence. At each reporting period, we assess the need for, or the sufficiency of, a valuation allowance against deferred tax assets. At December 31, 2013, based on the weight of all the positive and negative evidence, we concluded that it was more likely than not that we will realize our net deferred tax assets based upon future taxable income. Therefore we reversed the valuation allowance at December 31, 2013.

Our conclusion at December 31, 2013 that it is more likely than not that we will realize our net deferred tax assets was primarily based on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from these estimates of future taxable income, a valuation allowance may need to be reestablished for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

Our income tax provisions and the amounts we reserve for tax contingencies are estimates and are subject to variations and adjustments. The amounts we ultimately pay may exceed the amounts estimated or accrued.

Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to significant variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, changes in law, regulations, and administrative practices, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, our effective tax rate can be more or less volatile based on the amount of pre-tax income. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is relatively low.

Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may result in changes to our contingencies related to positions on prior years’ tax filings. The volatility of our quarterly tax provision or the resolution of matters related to our tax contingencies could have a material adverse effect on our financial results.

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

Our decision to accept and hold bitcoins may subject us to exchange risk and additional tax and regulatory requirements.

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

Since we began accepting bitcoins as a form of payment, less than 1% of customer purchases have been made using the currency. At present we do not accept bitcoin payments directly, but use a third party vendor to accept bitcoin payments on our behalf. That third party vendor then immediately converts the bitcoin payments into U.S. dollars so that we receive payment for the product sold at the sales price in U.S. dollars. We do not hold any significant amount of bitcoins as a result of these transactions.

In the future, we may transact in bitcoins directly or increase our bitcoin holdings. This will subject us to exchange risk which may have an adverse effect on our results. There is also uncertainty regarding the current and future accounting treatment and tax, legal, and regulatory requirements relating to bitcoins or transactions utilizing bitcoins. Such accounting, legal, regulatory, and tax developments or other requirements may adversely affect us.

We may be adversely affected by fluctuations in precious metal prices.

At March 31, 2014 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At March 31, 2014, our accumulated deficit was $154.6 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $4.0 million for the three months ended March 31, 2014 and $16.3 million in fiscal 2013 (net of taxes which includes the release of our valuation allowance on our deferred tax assets), we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely to do so again in the future if necessary. If we are unable to develop or maintain these relationships, or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Current or future relationships or agreements may fail to produce the sales that we anticipate. We periodically conduct national television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. Other means of utilizing social media campaigns to attract or retain customers are expensive and may not result in cost-effective acquisition or retention of customers.

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

In November 2010, District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma filed a lawsuit seeking damages and an injunction, alleging violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We disputed the allegations and tried the case to the Judge of the court in September 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. An unfavorable resolution of this matter on appeal could materially affect our business, prospects, financial condition and results of operations.

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
3.1
Amended and Restated Bylaws of Overstock.com, Inc. as amended through February 5, 2014 (incorporated by reference to exhibit 3.1 to our Report on Form 8-K filed on February 10, 2014 (File No. 000-49799)

	10.1	Fifth amendment to the lease agreement with Old Mill Corporate Center III, LLC (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on March 11, 2014 (File No. 000-49799).
	10.2	First amendment to the colocation center lease agreement with OMTek, LLC (incorporated by reference to exhibit 10.2 to our Report on Form 8-K filed on March 11, 2014 (File No. 000-49799).
	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2014, filed with the SEC on April 29, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

___________________________________________

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

Date:	April 29, 2014	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management