Form 10-Q
period 2014-06-30
OVERSTOCK.COM, INC
filed 2014-07-29
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2014

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

There were 24,026,711 shares of the Registrant’s common stock, par value $0.0001, outstanding on July 23, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$101,878	$148,665
Restricted cash	1,580	1,580
Accounts receivable, net	15,628	16,047
Inventories, net	20,202	27,043
Prepaid inventories, net	1,868	1,804
Deferred tax assets, net	13,854	13,854
Prepaids and other current assets	16,090	10,298
Total current assets	171,100	219,291
Fixed assets, net	35,002	27,194
Precious metals	9,678	9,678
Deferred tax assets, net	56,188	58,797
Goodwill	2,784	2,784
Other long-term assets, net	1,777	2,023
Total assets	$276,529	$319,767
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,692	$90,582
Accrued liabilities	50,891	65,679
Deferred revenue	36,228	37,321
Total current liabilities	143,811	193,582
Other long-term liabilities	3,950	3,294
Total liabilities	147,761	196,876
Commitments and contingencies (Note 5)	0	0
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,229 and 26,909
Outstanding shares - 24,026 and 23,785	2	2
Additional paid-in capital	363,999	361,706
Accumulated deficit	(152,708)	(158,587)
Treasury stock:
Shares at cost - 3,203 and 3,124	(82,525)	(80,230)
Total stockholders’ equity	128,768	122,891
Total liabilities and stockholders’ equity	$276,529	$319,767

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue, net
Direct	$33,215	$36,250	$71,262	$78,192
Fulfillment partner	299,330	256,954	602,490	527,006
Total net revenue	332,545	293,204	673,752	605,198
Cost of goods sold
Direct(1)	29,473	31,842	62,570	68,991
Fulfillment partner	240,447	203,523	484,561	419,432
Total cost of goods sold	269,920	235,365	547,131	488,423
Gross profit	62,625	57,839	126,621	116,775
Operating expenses:
Sales and marketing(1)	23,543	19,208	46,935	37,913
Technology(1)	21,408	17,920	41,009	36,080
General and administrative(1)	15,881	16,585	31,177	31,673
Restructuring	—	(39)	(360)	(471)
Total operating expenses	60,832	53,674	118,761	105,195
Operating income	1,793	4,165	7,860	11,580
Interest income	37	32	78	66
Interest expense	(12)	(37)	(19)	(88)
Other income (expense), net	524	(150)	983	195
Income before income taxes	2,342	4,010	8,902	11,753
Provision for income taxes	433	312	3,023	358
Net income	$1,909	$3,698	$5,879	$11,395
Net income per common share—basic:
Net income attributable to common shares—basic	$0.08	$0.16	$0.25	$0.48
Weighted average common shares outstanding—basic	24,009	23,714	23,968	23,654
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.08	$0.15	$0.24	$0.47
Weighted average common shares outstanding—diluted	24,190	24,283	24,265	24,158

Comprehensive income	$1,909	$3,698	$5,879	$11,395
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$45	$32	$85	$80
Sales and marketing	97	54	178	79
Technology	197	78	367	202
General and administrative	689	652	1,321	1,207
Total	$1,028	$816	$1,951	$1,568

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2013	26,909	$2	$361,706	$(158,587)	3,124	$(80,230)	$122,891
Net income	—	—	—	5,879	—	—	5,879
Stock-based compensation to employees and directors	—	—	1,951	—	—	—	1,951
Common stock issued upon vesting of restricted stock	300	—	—	—	—	—	—
Exercise of stock options	20	—	342	—	—	—	342
Purchase of treasury stock	—	—	—	—	79	(2,295)	(2,295)
Balances at June 30, 2014	27,229	$2	$363,999	$(152,708)	3,203	$(82,525)	$128,768

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$5,879	$11,395	$82,993	$22,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,105	7,526	15,101	15,439
Realized gain from sale of marketable securities	(10)	(12)	(31)	(14)
Loss on disposition of fixed assets	—	—	—	11
Stock-based compensation to employees and directors	1,951	1,568	3,634	3,452
Deferred income taxes	2,609	—	(70,042)	—
Amortization of debt discount and deferred loan costs	—	9	9	45
Loss on investment in precious metals	—	382	1,075	382
Restructuring charges (reversals)	(360)	(471)	(360)	(493)
Changes in operating assets and liabilities:
Restricted cash	—	125	75	264
Accounts receivable, net	419	4,691	(1,046)	(4,498)
Inventories, net	6,841	5,475	787	85
Prepaid inventories, net	(64)	260	(216)	102
Prepaids and other current assets	(5,485)	(4,801)	(1,220)	(617)
Other long-term assets, net	(112)	123	(233)	(1,033)
Accounts payable	(33,932)	(12,924)	7,172	8,825
Accrued liabilities	(14,841)	(693)	3,811	11,200
Deferred revenue	(1,093)	(8,552)	6,369	5,596
Other long-term liabilities	794	(580)	2,947	(14)
Net cash (used in) provided by operating activities	(29,299)	3,521	50,825	61,607
Cash flows from investing activities:
Purchases of marketable securities	(16)	(95)	(53)	(122)
Purchases of intangible assets	(54)	—	(67)	—
Sales of marketable securities	77	152	217	152
Investment in precious metals	—	—	(8,080)	(1,397)
Expenditures for fixed assets, including internal-use software and website development	(15,079)	(9,296)	(23,850)	(15,281)
Net cash used in investing activities	(15,072)	(9,239)	(31,833)	(16,648)
Cash flows from financing activities:
Payments on capital lease obligations	(325)	(2,563)	(325)	(2,563)
Payments on line of credit	—	—	—	(17,000)
Paydown on direct financing arrangement	(138)	(126)	(270)	(247)
Change in restricted cash	—	—	125	—
Proceeds from exercise of stock options	342	986	916	986
Purchase of treasury stock	(2,295)	(1,389)	(2,297)	(1,396)
Net cash used in financing activities	(2,416)	(3,092)	(1,851)	(20,220)
Net (decrease) increase in cash and cash equivalents	(46,787)	(8,810)	17,141	24,739
Cash and cash equivalents, beginning of period	148,665	93,547	84,737	59,998
Cash and cash equivalents, end of period	$101,878	$84,737	$101,878	$84,737

Continued on the following page

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$26	$39	$58	$327
Taxes paid	—	293	253	588
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$674	$127	$766	$350
Equipment acquired under capital lease obligations	325	2,563	325	2,563

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $68.1 million and $58.1 million at June 30, 2014 and December 31, 2013, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.6 million at June 30, 2014 and December 31, 2013.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$68,086	$68,086	$—	$—
Trading securities held in a “rabbi trust” (1)	82	82	—	—
Total assets	$68,168	$68,168	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$85	$85	$—	$—
Total liabilities	$85	$85	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,081	$58,081	$—	$—
Trading securities held in a “rabbi trust” (1)	138	138	—	—
Total assets	$58,219	$58,219	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$212	$212	$—	$—
Total liabilities	$212	$212	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

We have a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities.” The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $82,000 at June 30, 2014 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2014 and 2013.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $298,000 and $152,000 at June 30, 2014 and December 31, 2013, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2014 and December 31, 2013, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Valuation of inventories

Inventories, consisting of merchandise purchased for resale, are accounted for using a standard costing system which approximates the first-in-first-out (“FIFO”) method of accounting, and are valued at the lower of cost or market. We write down our inventory for estimated obsolescence and to the lower of cost or market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Once established, the original cost of the inventory less the related inventory allowance represents the new cost basis of such products. Reversal of the allowance is recognized only when the related inventory has been sold or scrapped.

Prepaid inventories, net

Prepaid inventories represent inventories paid for in advance of receipt. Prepaid inventories were $1.9 million and $1.8 million at June 30, 2014 and December 31, 2013, respectively.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $16.1 million at June 30, 2014 and $10.3 million at December 31, 2013.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income and comprehensive income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of goods sold - direct	$69	$101	$157	$205
Technology	3,959	3,242	7,395	6,658
General and administrative	282	320	553	663
Total depreciation and amortization, including internal-use software and website development	$4,310	$3,663	$8,105	$7,526

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

During the three months ended June 30, 2014 and 2013, we capitalized $3.0 million and $2.6 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.5 million and $2.0 million for those respective periods. During the six months ended June 30, 2014 and 2013, we capitalized $7.0 million and $5.5 million, respectively, of such costs and had amortization of $4.8 million and $3.7 million for those respective periods.

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

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2014 or the year ended December 31, 2013.

Precious Metals

Our investments in precious metals were $9.7 million at June 30, 2014 and December 31, 2013, and were comprised of $4.0 million in gold and $5.7 million in silver. We store our precious metals at an off-site facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost of market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our Consolidated Statements of Income and Comprehensive Income. There were no gains or losses on investments in precious metals for the three and six months ended June 30, 2014. There were $382,000 losses on investments in precious metals for the three and six months ended June 30, 2013.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at June 30, 2014 and December 31, 2013, respectively. There were no impairments to goodwill recorded during the six months ended June 30, 2014 or the year ended December 31, 2013.

Revenue recognition

We derive our revenue primarily from direct revenue and fulfillment partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and fulfillment partner revenue (see Note 8—Business Segments).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our fulfillment partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

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

Direct revenue

Direct revenue is derived from merchandise sales to individual consumers and businesses that are fulfilled from our warehouses or warehouses we control through third party logistic agreements. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

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

Co-branded credit card program

We have a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers accrue from card usage and can use to make purchases on our Website (see “Club O loyalty program” above for more information). New account fees are recognized as revenue on a straight-line basis over the remaining life of the credit card relationship which runs through April 2015. Credit card usage fees are recognized as revenues as actual credit card usage occurs. Revenues from new account and credit card usage fees were less than 1% of total net revenues for all periods presented.

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

The allowance for returns was $8.5 million and $13.2 million at June 30, 2014 and December 31, 2013 respectively. The decrease in allowance for returns at June 30, 2014 compared to December 31, 2013 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $95,000 and $94,000 at June 30, 2014 and December 31, 2013, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Total revenue, net	$332,545	100%	$293,204	100%	$673,752	100%	$605,198	100%
Cost of goods sold
Product costs and other cost of goods sold	254,964	77%	222,403	76%	516,762	77%	461,600	76%
Fulfillment and related costs	14,956	4%	12,962	4%	30,369	5%	26,823	4%
Total cost of goods sold	269,920	81%	235,365	80%	547,131	81%	488,423	81%
Gross profit	$62,625	19%	$57,839	20%	$126,621	19%	$116,775	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $21.2 million and $16.9 million during the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, advertising expenses totaled $41.6 million and $33.4 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $2.0 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively.

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

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes of expenses or losses for which tax benefits are not recognized, how we do business, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower. The tax provision does not include a benefit for the federal research credit, which expired at the end of 2013. If retroactively reinstated, the credit will be a discrete tax benefit in the period enacted.

We have not provided for U.S. income tax on certain foreign earnings because we intend to indefinitely reinvest these earnings outside the U.S. We have begun expansion of operations outside of the U.S. and have plans for additional expansion for which we have incurred and will continue to incur capital requirements. We have considered ongoing capital requirements of the parent company in the U.S.

We have tax deductions from stock-based compensation that exceed the stock-based compensation recorded for such instruments. To the extent such excess tax benefits are ultimately realized, they will increase shareholders’ equity. We utilize the “with-and-without” approach in determining if and when such excess tax benefits are realized. Under this approach, excess tax benefits related to stock-based compensation are the last tax benefits to be realized.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to common shares	$1,909	$3,698	$5,879	$11,395
Net income per common share—basic:
Net income attributable to common shares—basic	0.08	0.16	0.25	0.48
Weighted average common shares outstanding—basic	24,009	23,714	23,968	23,654
Effect of dilutive securities:
Stock options and restricted stock awards	181	569	297	504
Weighted average common shares outstanding—diluted	24,190	24,283	24,265	24,158
Net income attributable to common shares—diluted	$0.08	$0.15	$0.24	$0.47

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options and restricted stock units	471	36	348	53

Recently issued accounting standards

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2013	Accretion Expense	Net Cash Payments	Adjustments	Balance at 6/30/2014
Lease and contract termination costs	$445	$7	$(92)	$(360)	$—

We reversed $0 and $360,000 of lease termination costs during the three and six months ended June 30, 2014. These reversals were a result of our reoccupation of formerly restructured facility space. At June 30, 2014 our restructuring liability was $0.

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

4. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were $0 at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2014, $867,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Capital leases

In May 2014 and March 2013, we entered into capital lease arrangements of computer equipment for $325,000 and $2.6 million, respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $325,000 and $2.6 million shortly after entering into the respective agreements. As such, we have no future payment obligations under capital leases at June 30, 2014 and December 31, 2013.

Fixed assets included assets under capital leases of $4.6 million and $4.2 million and accumulated depreciation related to assets under capital leases of $2.4 million and $2.1 million, respectively, at June 30, 2014 and December 31, 2013.

Depreciation expense of assets recorded under capital leases was $180,000 and $107,000, for the three months ended June 30, 2014 and 2013, respectively and $340,000 and $108,000, for the six months ended June 30, 2014 and 2013, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2014, are as follows (in thousands):

Payments due by period
2014 (remainder)	$5,484
2015	10,409
2016	8,201
2017	4,203
2018	3,826
Thereafter	32,437
$64,560

Rental expense for operating leases totaled $2.9 million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively and $5.8 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively. There is no estimated sublease income expected over the next five years.

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
Minimum future payments under naming rights agreement as of June 30, 2014, are as follows (in thousands):

Payments due by period:
2014 (remainder)	$1,311
2015	1,351
2016	1,391
Thereafter	—
$4,053
Technology
From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of June 30, 2014, are as follows (in thousands):

Payments due by period:
2014 (remainder)	$—
2015	2,901
2016	1,683
Thereafter	—
$4,584

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment has been entered. We have appealed that decision and each side has appealed the trial court’s decisions regarding sealing of certain records in the case. The defendants applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We challenged the application, and the court reduced the amount to $689,471, which will be payable only if we do not succeed on our appeal of the summary judgment. The briefing of the appeals on both the records sealing and summary judgment is complete. The Court of Appeal will hear oral argument of all appeals on August 15, 2014. The nature of the loss contingencies relating to any court costs ordered against us are described above.

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a reexamination of the patent in question, and also until a previously filed infringement action against Wal-Mart Stores, Inc. and other retailers resulted either in judgment or dismissal. Subsequently, the parties agreed to extend the time for defendants to answer until 21 days following a court order to lift the stay to which the parties stipulated. The United States Patent and Trademark Office resolved the reexamination of the patent in question in favor of SpeedTrack, Inc. The case remains stayed, pending the outcome and appeal of the infringement action against Wal-Mart Stores, Inc. and other retailers. On February 22, 2012, the court in the Wal-Mart Stores case granted Wal-Mart Stores’ motion for summary judgment of non-infringement. The court also granted Speedtrack’s motion for summary judgment on patent validity. Speedtrack appealed, and the ruling was upheld. It is not known whether the summary judgments granted in the Wal-Mart Stores case will have an effect on the Speedtrack case in which we are named as one of the defendants. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

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

On September 13, 2011, Select Retrieval, LLC filed suit against us and 79 other defendants in the United States District Court for the District of Delaware for infringement of a patent covering the hierarchical display of interactive links on a webpage. On May 9, 2014, Select Retrieval voluntarily dismissed its case without any payments from us.

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” We answered the complaint. On January 28, 2013, we filed a motion for summary judgment for invalidity on two claims of the patent. On September 23, 2013, the court granted the motion. H-W Technology appealed and on July 11, 2014, the appeals court upheld the lower court decision. We do not know whether H-W Technology will contest the decision on further appeal. If it does not, the merits of the case will be concluded. We have applied to the court for court-ordered reimbursement of our legal fees and costs expended in our defense. As yet there has been no ruling on the application.

On July 16, 2012, Digitech Image Technologies, LLC filed against us and 45 other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. The initial case was dismissed, but in September 2012, Digitech filed a new complaint on the same infringement claims. Subsequently, the court granted a motion for summary judgment on invalidity of the patent and entered judgment for us. Digitech has appealed and on July 11, 2014 the appeals court upheld the judgment. We do not know whether Digitech will contest the decision by appeal. If it does not, the case will be concluded.

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

On February 7, 2014, Z-Dimensional, LLC filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering 3D Cameras. On July 1, 2014, Z-Dimensional voluntarily dismissed the case against us.

In June of 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French’s complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorneys' fees and costs. The case is in its early stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2014, we have accrued $8.0 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and six months ended June 30, 2014, the Compensation Committee of the Board of Directors approved grants of 1,425 and 232,985 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2014, there were 591,345 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2014 was $15.05 and $28.44, respectively.

Stock-based compensation expense related to restricted stock awards was $1.0 million and $816,000 during the three months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013 stock-based compensation expense related to restricted stock awards was $2.0 million and $1.6 million, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2014 (in thousands):

	Six months ended June 30, 2014
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	704	$10.79
Granted at fair value	233	28.44
Vested	(300)	11.79
Forfeited	(46)	16.18
Outstanding—end of period	591	$16.79

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and six months ended June 30, 2014 and 2013. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,			Six months ended June 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2014
Revenue, net	$33,215	$299,330	$332,545	$71,262	$602,490	$673,752
Cost of goods sold	29,473	240,447	269,920	62,570	484,561	547,131
Gross profit	$3,742	$58,883	$62,625	$8,692	$117,929	$126,621
Operating expenses			60,832			118,761
Other income, net			549			1,042
Provision for income taxes			433			3,023
Net income			$1,909			$5,879

2013
Revenue, net	$36,250	$256,954	$293,204	$78,192	$527,006	$605,198
Cost of goods sold	31,842	203,523	235,365	68,991	419,432	488,423
Gross profit	$4,408	$53,431	$57,839	$9,201	$107,574	$116,775
Operating expenses			53,674			105,195
Other income (expense), net			(155)			173
Provision for income taxes			312			358
Net income			$3,698			$11,395

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

For the three and six months ended June 30, 2014 and 2013, substantially all sales revenues were attributable to customers in the United States. At June 30, 2014 and December 31, 2013, substantially all of our fixed assets were located in the United States.

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

•	the effects of government regulation;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have or incur in the future;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding our recently-announced launch of our Supplier Oasis Fulfillment Services and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our recently-announced launch of our Farmers Market offerings;

•	our plans and expectations regarding our recently announced launch of insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

•	our beliefs regarding the adequacy of our insurance coverage;

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

•	our belief that we can meet our published product shipping standards even during periods of relatively high sales activity;

•	our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

•	our beliefs regarding the adequacy of our order processing systems and our fulfillment and distribution capabilities;

•	our plans and expectations regarding our potential acquisition of real estate and our plans for the design and construction of a facility to serve as our corporate headquarters;

•
our beliefs and expectations regarding the adequacy of our office and warehouse facilities and any additional or modified office or warehouse facilities and any transition from our current facilities to new facilities;

•
our expectations regarding the costs and benefits of our other businesses including our new and used car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings, our consignment services, our ecommerce marketplace channel offerings, our community site, our public service pet adoption program, and future other businesses and the anticipated functionality and results of operations of them;

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

•
any difficulties we may encounter in connection with our potential acquisition of real estate or the design, construction or financing of a facility to serve as our corporate headquarters or any transition from our current facilities to new facilities;

•
any difficulties we may encounter in connection with our Supplier Oasis Fulfillment Services and our efforts to provide multi-channel fulfillment services; our Farmers Market offerings; our insurance product offerings or our consumer finance offerings;

•	any difficulties we may encounter as a result of our reliance on third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift from ecommerce and online payments to mobile and multi-channel commerce and payments;

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

•
the outcomes of legal proceedings, investigations and claims, including the outcome of our appeal of the judgment against us obtained by the District Attorneys of a number of California counties as described in this report;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality;

•	the cost and availability of traditional and online advertising, and the results of our various brand building and marketing campaigns; and

•	the other risks described in this report or in our other public filings.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Form 10-Q in Part II, Item 1A under the caption “Risk Factors,” in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

Revenues in Q2 2014 increased 13% compared to Q2 2013. The growth in revenue was primarily due to a 9% increase in orders, coupled with a 6% increase in average order size, from $167 to $177. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards, which are recognized as a reduction of revenue. Although our average order size has increased in recent years, we expect the rate of increase to taper in 2014.

Gross profit in Q2 2014 increased 8% compared to Q2 2013 primarily as a result of that revenue growth. Gross margin decreased to 18.8% in Q2 2014 compared to 19.7% in Q2 2013. The decrease in gross margin was largely due to increased promotional activities including coupons, site sales, and Club O Rewards, which are recognized as a reduction of revenue.

Sales and marketing expenses as a percentage of revenue increased from 6.6% to 7.1% during Q2 2014 as compared to Q2 2013, primarily due to increased spending in the sponsored search, display ad, and email marketing channels due to driving a higher proportion of our revenue through those channels.

As a result of these factors, Contribution increased 1% in Q2 2014 as compared to Q2 2013 (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.8% for Q2 2014 and 13.2% for Q2 2013.

Technology expenses in Q2 2014 increased $3.5 million compared to Q2 2013, primarily due to an increase in staff-related costs and depreciation. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities and multi-channel fulfillment services. We have also begun to broker insurance products, and offer consumer financing products through a third party, to our customers. As a result, we expect to continue to increase our technology expenses to support these initiatives, and these expenses may be material.

General and administrative expense in Q2 2014 decreased $704,000 compared to Q2 2013 due to a $1.8 million decrease in legal costs, partially offset by an increase in staff-related costs, travel costs, and professional fees.

We have reached agreements in principle to purchase land in Salt Lake City, Utah and develop our future headquarters on the site. Both agreements are non-binding and subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing. We estimate that the total project will cost approximately $96 million, of which we expect to finance approximately $72 million.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	10.0%	12.4%	10.6%	12.9%
Fulfillment partner	90.0	87.6	89.4	87.1
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	8.9	10.9	9.3	11.4
Fulfillment partner	72.3	69.4	71.9	69.3
Total cost of goods sold	81.2	80.3	81.2	80.7
Gross profit	18.8	19.7	18.8	19.3
Operating expenses:
Sales and marketing	7.1	6.6	7.0	6.3
Technology	6.4	6.1	6.1	6.0
General and administrative	4.8	5.7	4.6	5.2
Restructuring	—	—	(0.1)	(0.1)
Total operating expenses	18.3	18.3	17.6	17.4
Operating income	0.5	1.4	1.2	1.9
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	0.2	(0.1)	0.1	—
Net income before income taxes	0.7	1.4	1.3	1.9
Provision for income taxes	0.1	0.1	0.4	0.1
Net income	0.6%	1.3%	0.9%	1.9%

Comparisons of Three Months Ended June 30, 2014 to Three Months Ended June 30, 2013, and Six Months Ended June 30, 2014 to Six Months Ended June 30, 2013

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue, net
Direct	$33,215	$36,250	$(3,035)	(8.4)%	$71,262	$78,192	$(6,930)	(8.9)%
Fulfillment partner	299,330	256,954	42,376	16.5	602,490	527,006	75,484	14.3
Total revenue, net	$332,545	$293,204	$39,341	13.4%	$673,752	$605,198	$68,554	11.3%

The primary reason for increased total net revenue for the three months ended June 30, 2014, as compared to the same period in 2013, was a 9% increase in orders coupled with a 6% increase in average order size, from $167 to $177. The primary reason for increased total net revenue for the six months ended June 30, 2014, as compared to the same period in 2013, was a 7% increase in orders, coupled with a 6% increase in average order size, from $160 to $170. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards, which are recognized as a reduction of revenue. Although our average order size has increased in recent years, we expect the rate of increase to taper in 2014.

The primary reason for decreased direct revenue for the three months ended June 30, 2014, as compared to the same period in 2013, was a sales mix shift in bedding and bath, and home and garden products from our direct to fulfillment partner business.

The primary reason for decreased direct revenue for the six months ended June 30, 2014, as compared to the same period in 2013, was a decrease in sales of clothing and shoes due to our shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The increase in fulfillment partner revenue for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to an increase in sales of home and garden products. Notwithstanding this increase, we do not expect the sales mix shift to home and garden products to continue at the same rate in 2014 as in recent years.

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

International sales were less than 2% of total net revenues for the three and six months ended June 30, 2014 and 2013.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(9,629)	$(1,329)
1	$(3,918)	$(549)
As reported	As reported	As reported
-1	$3,625	$509
-2	$7,059	$984

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue, net
Direct	$33,215	$36,250	$(3,035)	(8.4)%	$71,262	$78,192	$(6,930)	(8.9)%
Fulfillment partner	299,330	256,954	42,376	16.5	602,490	527,006	75,484	14.3
Total net revenues	$332,545	$293,204	$39,341	13.4%	$673,752	$605,198	$68,554	11.3%
Cost of goods sold
Direct	$29,473	$31,842	$(2,369)	(7.4)%	$62,570	$68,991	$(6,421)	(9.3)%
Fulfillment partner	240,447	203,523	36,924	18.1	484,561	419,432	65,129	15.5
Total cost of goods sold	$269,920	$235,365	$34,555	14.7%	$547,131	$488,423	$58,708	12.0%
Gross Profit
Direct	$3,742	$4,408	$(666)	(15.1)%	$8,692	$9,201	$(509)	(5.5)%
Fulfillment partner	58,883	53,431	5,452	10.2	117,929	107,574	10,355	9.6
Total gross profit	$62,625	$57,839	$4,786	8.3%	$126,621	$116,775	$9,846	8.4%

Gross margins for the past six quarterly periods and fiscal year ending 2013 were:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013	Q1 2014	Q2 2014
Direct	11.4%	12.2%	13.7%	13.4%	12.7%	13.0%	11.3%
Fulfillment Partner	20.0%	20.8%	20.4%	18.6%	19.8%	19.5%	19.7%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%	18.8%	18.8%

The 90 basis point decrease in direct gross margin for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to increased freight expenses, warehousing costs, and promotional activities which are recognized as a reduction of revenue (including coupons, site sales, and our Club O Rewards program). These factors were partially offset by a continued shift in sales mix into higher margin home and garden products.

The 43 basis point increase in direct gross margin for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by an increase in freight expenses and warehousing costs.

The 112 and 84 basis point decreases in fulfillment partner gross margin for the three and six months ended June 30, 2014, as compared to the same periods in 2013, respectively, were primarily due to increased promotional activities which are recognized as a reduction of revenue (including coupons, site sales, and our Club O Rewards program).

Cost of goods sold includes stock-based compensation expense of $45,000 and $32,000 for the three months ended June 30, 2014 and 2013, respectively and $85,000 and $80,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Total revenue, net	$332,545	100%	$293,204	100%	$673,752	100%	$605,198	100%
Cost of goods sold
Product costs and other cost of goods sold	254,964	77%	222,403	76%	516,762	77%	461,600	76%
Fulfillment and related costs	14,956	4%	12,962	4%	30,369	5%	26,823	4%
Total cost of goods sold	269,920	81%	235,365	80%	547,131	81%	488,423	81%
Gross profit	$62,625	19%	$57,839	20%	$126,621	19%	$116,775	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three and six months ended June 30, 2014 as compared to the same periods in 2013.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing expenses	$23,543	$19,208	$4,335	22.6%	$46,935	$37,913	$9,022	23.8%
Sales and marketing expenses as a percent of net revenues	7.1%	6.6%			7.0%	6.3%

The $4.3 million and $9.0 million increases in sales and marketing expenses for the three and six months ended June 30, 2014, as compared to the same periods in 2013, respectively, were primarily due to increased spending in the sponsored search, display ad, and email marketing channels due to driving a higher proportion of our revenue through those channels.

Sales and marketing expenses include stock-based compensation expense of $97,000 and $54,000 for the three months ended June 30, 2014 and 2013, respectively and $178,000 and $79,000 for the six months ended June 30, 2014 and 2013, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, site sales, and Club O Rewards, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect revenues and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over

$50 introduced in January 2013, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution and multi-channel fulfillment services capabilities. We have also begun to broker insurance products, and offer consumer financing products through a third party, to our customers. As a result, we expect to continue to increase our technology expenses to support these initiatives, and these expenses may be material.

We have noted a recent increase in the frequency and variety of cyber attacks on our website. The impact of these attacks, their costs, and the costs incurred to protect our website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to devote resources to protect against these threats.

The following table reflects our technology expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Technology expenses	$21,408	$17,920	$3,488	19.5%	$41,009	$36,080	$4,929	13.7%
Technology expenses as a percent of net revenues	6.4%	6.1%			6.1%	6.0%

The $3.5 million and $4.9 million increases in technology costs for the three and six months ended June 30, 2014, as compared to the same periods in 2013, respectively, were primarily due to an increase in staff related costs and depreciation.

Technology expenses include stock-based compensation expense of $197,000 and $78,000 for the three months ended June 30, 2014 and 2013, respectively and $367,000 and $202,000 for the six months ended June 30, 2014 and 2013, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative expenses	$15,881	$16,585	$(704)	(4.2)%	$31,177	$31,673	$(496)	(1.6)%
General and administrative expenses as a percent of net revenues	4.8%	5.7%			4.6%	5.2%

The $704,000 decrease in general and administrative expenses (“G&A”) for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily due to a $1.8 million decrease in legal costs, partially offset by an increase in staff-related costs, travel costs, and professional fees.

The $496,000 decrease in G&A for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily due to a $2.8 million decrease in legal costs and a $537,000 decrease in our estimate of legal loss contingencies, partially offset by an increase in staff-related costs, travel costs, and professional fees.

G&A expenses include stock-based compensation expense of approximately $689,000 and $652,000 for the three months ended June 30, 2014 and 2013, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

Restructuring

During the three months ended June 30, 2014 and 2013, we reversed $0 and $39,000, respectively, of lease termination costs. The reversal during the three months ended June 30, 2013 was the result of our exercising an early termination option available to us in one of our operating leases.

During the six months ended June 30, 2014 and 2013 we reversed $360,000 and $471,000, respectively, of lease termination costs. These reversals were a result of our reoccupation of formerly restructured facility space. At June 30, 2014 our restructuring liability was $0.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of goods sold - direct	$69	$101	$157	$205
Technology	3,959	3,242	7,395	6,658
General and administrative	282	320	553	663
Total depreciation and amortization, including internal-use software and website development	$4,310	$3,663	$8,105	$7,526

Non-operating income (expense)

Interest income

Our interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended June 30, 2014 and 2013 totaled $37,000 and $32,000, respectively, and $78,000 and $66,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest expense

Our interest expense is primarily derived from interest incurred on our line of credit and our restructuring accrual. Interest expense for the three months ended June 30, 2014 and 2013 totaled $12,000 and $37,000, respectively, and $19,000 and $88,000 for the six months ended June 30, 2014 and 2013, respectively. The decreases in interest expense are primarily due to the elimination of the restructuring accrual.

Other income, net

Other income (expense), net for the three months ended June 30, 2014 increased to $524,000 from $(150,000) in 2013. Other income (expense), net for the six months ended June 30, 2014 increased to $983,000 from $195,000 in 2013. The increases in other income (expense) is primarily due to a decrease in losses on precious metals (there were no losses in the three and six months ended June 30, 2014), and increases in Club O Rewards and gift card breakage.

Income taxes

Our provision for income taxes for the three months ended June 30, 2014 and 2013 was $433,000 and $312,000, respectively. Our provision for income taxes for the six months ended June 30, 2014 and 2013 was $3.0 million and $358,000, respectively. The increase in the 2014 provisions relative to the 2013 provisions is primarily due to a deferred tax asset valuation release in Q4 2013, which significantly reduced the 2013 provisions. The effective tax rate for the three months ended March 31, 2014 was 39.5% whereas the effective tax rate for the three months ended June 30, 2014 was 18.5%. The decrease in the effective tax rate is primarily attributable to a change in estimated federal and state research and experimentation credits related to 2013 and state credits related to 2014. We have indefinitely reinvested foreign earnings of $68,000 at June 30, 2014. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2014, 2013 and 2012 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2014	$341,207	$332,545	$	N/A	$	N/A
2013	311,994	293,204		301,426		397,593
2012	262,367	239,536		255,352		342,034

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

We have reached agreements in principle to purchase land in Salt Lake City, Utah and develop our future headquarters on the site. Both agreements are non-binding and subject to our due diligence and final negotiation of terms. If we proceed to develop a facility for our new headquarters, we will need to obtain additional financing. We estimate that the total project will cost approximately $96 million, of which we expect to finance approximately $72 million. We have received proposals to finance a portion of the costs of the new headquarters and related furniture and equipment from various sources and have reached agreements in principle on key terms for such proposed financing, however such agreements are not yet complete or binding on either party. The lease on our current headquarters expires in 2017.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2014, our only available credit facility was a $3.0 million facility solely to support letters of credit. At June 30, 2014, we had cash and cash equivalents of $101.9 million.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2014	2013	2014	2013
Cash provided by (used in):
Operating activities	$(29,299)	$3,521	$50,825	$61,607
Investing activities	(15,072)	(9,239)	(31,833)	(16,648)
Financing activities	(2,416)	(3,092)	(1,851)	(20,220)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2014 and 2013, was $(44.4) million and $(5.8) million, respectively, and $27.0 million and $46.3 million for the twelve months ended June 30, 2014 and 2013, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the six months ended June 30, 2014 and 2013, our operating activities resulted in a net cash outflow of $29.3 million and a net cash inflow of $3.5 million, respectively.

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

The $29.3 million of net cash used by operating activities during the six months ended June 30, 2014 was due to decreases in accounts payable of $33.9 million and accrued liabilities of $14.8 million. Accounts payable increased in Q4 2013 due to increased sales and in part due to the timing of key holiday sales. In 2013, the holiday sales season began later than in previous years, and as a result some of our payments to our suppliers for holiday sales were due in January 2014 rather than in December 2013. This caused a significant increase in accounts payable during Q4 2013 and a significant decrease in accounts payable during Q1 2014. Accrued liabilities increased during Q4 2013 due to the timing of some invoices related to marketing expenses and legal matters which were paid in Q1 2014. The net cash used by operating activities during the six months ended June 30, 2014 was partially offset by non-cash depreciation and amortization expense of $8.1 million, a reduction in inventory of $6.8 million, and net income of $5.9 million.

The $3.5 million of net cash provided by operating activities during the six months ended June 30, 2013 was primarily from net income of $11.4 million, non-cash depreciation and amortization expense of $7.5 million, a reduction in inventory of $5.5 million and a reduction in accounts receivable of $4.7 million, partially offset by payments of accounts payable of $12.9 million, a decrease in deferred revenue of $8.6 million and a decrease in prepaids and other assets of $4.8 million.

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with expenditures for fixed assets, including internal-use software and website development costs, purchases, sales and maturities of marketable securities, and investments in precious metals. For the six months ended June 30, 2014 and 2013, investing activities resulted in net cash outflows of $15.1 million and $9.2 million, respectively, resulting primarily from expenditures for fixed assets.

Cash flows from financing activities

For the six months ended June 30, 2014 and 2013, financing activities resulted in net cash outflows of $2.4 million and $3.1 million, respectively.

The $2.4 million used in financing activities during the six months ended June 30, 2014 resulted primarily from $2.3 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$5,484	$10,409	$8,201	$4,203	$3,826	$32,437	$64,560
Naming rights	1,311	1,351	1,391	—	—	—	4,053
Purchase obligations	9,554	—	—	—	—	—	9,554
Marketing, technology and other services	595	3,008	1,683	—	—	—	5,286
Total contractual cash obligations	$16,944	$14,768	$11,275	$4,203	$3,826	$32,437	$83,453

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2014	2015	2016	2017	2018	Thereafter	Total
Letters of credit	$1,580	$—	$—	$—	$—	$—	$1,580

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

Purchase Obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2014. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Marketing, Technology and Other Services

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Tax Contingencies

As of June 30, 2014 and December 31, 2013, tax contingencies were $637,000 and $495,000, respectively. We expect the total amount of tax contingencies will grow in 2014. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank Credit Agreement

We are party to a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were $0 at June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2014, $867,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Total net revenue	$332,545	100%	$293,204	100%	$673,752	100%	$605,198	100%
Cost of goods sold	269,920	81.2	235,365	80.3	547,131	81.2	488,423	80.7
Gross profit	62,625	18.8	57,839	19.7	126,621	18.8	116,775	19.3
Less: Sales and marketing expense	23,543	7.1	19,208	6.6	46,935	7.0	37,913	6.3
Contribution and contribution margin	$39,082	11.8%	$38,631	13.2%	$79,686	11.8%	$78,862	13.0%

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

	Six months ended June 30,		Twelve months ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in) operating activities	$(29,299)	$3,521	$50,825	$61,607
Expenditures for fixed assets, including internal-use software and website development	(15,079)	(9,296)	(23,850)	(15,281)
Free cash flow	$(44,378)	$(5,775)	$26,975	$46,326

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

New disclosure and reporting requirements, established under existing or new state or federal laws, such as rules regarding the disclosure of abusive labor practices in portions of our supply chain, could increase the cost of doing business, adversely affecting our results of operations.

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

Factors that May Affect Future Results

     As described above, subject to our need for financing for the acquisition of land and construction of our future headquarters, we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase common stock. Any sale of additional equity or convertible debt securities could be dilutive to our stockholders. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, including the risks described in Item 1A of Part II ("Risk Factors") of this Form 10-Q, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

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

At June 30, 2014, we had $101.9 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.0 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2014, we had assets consisting of precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $97,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At June 30, 2014, letters of credit totaling $1.6 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $16,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

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

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could harm our business (or similar statements) mean that the event could have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could have a material adverse effect on the market price of our securities. These are not the only risks we face.

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

At June 30, 2014, we had relationships with approximately 2,700 independent fulfillment partners whose products we offer for sale on our Website. Sales through our fulfillment partners accounted for approximately 90% of our net revenues for the three and six months ended June 30, 2014, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

We depend on our fulfillment partners to perform critical services regarding the products that we offer.

In general, we agree to offer the fulfillment partners’ products on our Website and these fulfillment partners agree to conduct a number of other traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We have no ability to ensure that these third parties will continue to perform these services to our satisfaction or on terms we consider reasonable. In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and the Overstock.com brand would suffer.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

Global sourcing of many of the products we sell is an important aspect of our business. We depend on our ability to access products from qualified suppliers in a timely and efficient manner. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they may source materials or products are beyond our control. We also largely rely on our suppliers’ representations of product content and quality. Concerns regarding product content or quality, or the safety of products that we source from our suppliers, could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance. Further, if any product we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us. Any indemnity agreement we may have with the supplier may be inadequate or inapplicable, and any insurance coverage we may carry may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could substantially reduce our ability to conduct our business. If our Website and related systems fail at any time to operate well and quickly enough to satisfy a potential customer, we may quickly lose the opportunity to convert that potential customer into a regular customer. We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

If the facility where substantially all of our computer and communications hardware is located fails, our business, prospects, financial condition and results of operations could be harmed.

If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah, with a partially redundant back-up system located less than six miles from the co-location facility. In the event of an earthquake or other local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business.

We depend upon third party fulfillment and delivery services to fulfill and deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, unexpectedly high shipping volumes or for any other reason, we would be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers, if such alternatives were available. Conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, or absence of fulfillment services or carrier availability, could have a material adverse effect on our business.

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

We rely upon paid and natural search engines including Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines.

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes. When this occurs, our financial results may suffer from reduced revenues and from increased marketing expenses as we seek to replace lost revenues by utilizing other sources.

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

Our business depends on effective marketing, and we change our advertising and marketing programs often.

Our business depends on effective marketing and high customer traffic. We have many initiatives in this area, and often change our advertising and marketing programs. The results of our advertising and marketing programs vary. If we are unable to develop and implement effective advertising and marketing programs, our business and results of operations would be harmed.

We depend upon third parties for many of the services we offer.

We depend upon third parties for all or substantially all of the services we offer, including our insurance offerings, our consumer financing offerings, our new and used car listings, our car-related services and our pet adoption services. Service offerings are inherently different from product offerings, and we may encounter difficulties with our services offerings that may be different from the types of issues we face with our product offerings.

We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims and litigation. A number of large Internet companies have suffered security breaches, some of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks in which attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Our servers and the servers of our suppliers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches. Any attack or breach incident involving us or persons with whom we have commercial relationships, that results in the unauthorized release of our users’ personal information, could damage our reputation and expose us to claims and litigation.

Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated Internet retailers, government organizations and others. Any breach, whether it affects us directly or not, could cause our customers to lose confidence in the security of our site or the use of the Internet and e-commerce in general. If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to claims. The claims could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Any of these types of claims could adversely affect our business.

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

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

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

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•liquidation e-tailers such as SmartBargains;

•	online retailers with discount departments such as Amazon.com, Inc., eBay, Inc., Rakuten.com, Inc. (formerly Buy.com, Inc.), and AliExpress (part of the Alibaba Group);

•	private sale sites such as Rue La La and Gilt Groupe;

•	online specialty retailers such as Bluefly, Inc., Blue Nile, Inc., Wayfair, LLC, Zulily, Inc., and Zappos.com.; and

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business. For example, to the extent that we enter new lines of businesses such as third party logistics or discount brick and mortar retail, we would be competing with large established businesses such as APL Logistics and Ross Stores, Inc. We are currently offering insurance products, and as such face competition from large established businesses with substantially more experience than we have. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., AutoTrader.com, Inc. and Realtor.com. We no longer offer online auctions services or real estate listing services.

Mobile commerce and our Club O offerings are becoming increasingly significant to us.

Mobile commerce and our Club O offerings are becoming increasingly significant to us. Customers who use mobile devices and customers who join Club O may behave differently from our other customers. If our mobile customers or our Club O customers are less profitable to us than our other customers, our business could be harmed.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Several other states currently have similar tax proposals under consideration. In a case that went up on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute, and the Illinois Supreme Court has upheld that decision. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

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

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state’s enforcement of its tax-notice and reporting law. Colorado appealed, and the injunction was overturned on jurisdictional grounds. The ruling is being appealed to the United States Supreme Court, and the plaintiff has also commenced an action in Colorado state court, challenging the law. The Colorado state court has issued a preliminary injunction suspending the law's enforcement on constitutional grounds. In February 2014, another bill was introduced in the Colorado House of Representatives that would require retailers without a physical presence in Colorado to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. Other states have enacted similar legislation and more states may enact these laws. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting.

Economic pressure on states could harm our business.

Economic circumstances affecting many states have increased the pressures on state legislatures and agencies to find ways to increase state revenues. States may continue to increase sales and use tax rates, create new tax laws covering previously untaxed activities, increase existing license fees or create new fees, any or all of which may directly or indirectly harm our business. Similarly, administrative agencies may apply more rigorous enforcement efforts or take aggressive positions respecting the laws they administer, especially if the laws permit the imposition of monetary penalties and fines which either the state or the administrative agency may use to balance their budgets or otherwise fund operations. Any of these activities could directly or indirectly harm our business.

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

We have an evolving business model, which increases the complexity of our business.

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

We sell products in international markets, and are attempting to expand into these markets more aggressively. International sales and transactions are subject to inherent risks and challenges that could adversely affect our profitability, including:

•the need to develop new supplier and manufacturer relationships;

•
the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, laws regarding intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

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

In 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, we continue to use the O.co address and brand outside of the United States. There is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets.

We are considering purchasing land and building a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

In the second quarter of 2014, our board of directors authorized us to pursue due diligence, finalize terms and enter into an agreement to purchase land in connection with our possible construction of our future headquarters. While we have reached an agreement in principle to purchase the land for the new headquarters, we have not yet entered into a definitive agreement for the acquisition or for the construction of the facility. If we proceed to develop a facility for our new headquarters, we will incur the risks and expense of the project and will need to obtain additional financing. We may encounter unanticipated developments affecting our estimates regarding the expense of the project. We may also encounter unanticipated delays in the negotiation of definitive agreements and/or the construction of the new facility. If we purchase real estate, we will be subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. We also face the risk that we may not accurately forecast the amount of space we will need in the future.

We may incur substantial indebtedness.

At June 30, 2014, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. However, in the future we may incur substantial indebtedness, whether in connection with the possible construction of our future headquarters or otherwise. Any such indebtedness would increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all. Any such indebtedness would increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, financing may not be available to us on acceptable terms, or at all.

Existing or future government regulation could harm our business.

We are subject to regulation at the federal, state and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation, along with increased governmental or private enforcement, may increase the cost of our business. Compliance with existing and new privacy and security laws may be difficult and costly and may further restrict our ability to collect demographic and personal information from users, which could harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures. The expansion of these and other laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to Internet commerce in ways that may present difficult or impossible compliance challenges. Laws that do reference the Internet generally remain subject to interpretation by the courts and their applicability and reach are therefore not always clear. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws may cause us to incur losses for any non-compliant items in our inventory, or which we may previously have sold. We may be subject to claims related to personal injury, death, environmental or property damage. We may from time to time be required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered, in whole, in part or at all, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

Economic factors, including our increasing exposure to the U.S. housing industry, may adversely affect our financial performance.

Economic conditions may adversely affect our financial performance. In the United States, weakness in the housing market, changes in interest rates, changes in fuel and other energy costs, inflation or deflation or expectations of either inflation or deflation, actual or anticipated levels of unemployment, unavailability or limitations of consumer credit, higher consumer debt levels or efforts by consumers to reduce debt levels, higher tax rates and other changes in tax laws, overall economic slowdown, changes in consumer desires affecting demand for the products and services we sell and other economic factors could adversely affect consumer demand for the products and services we sell. Any of these factors may change the mix of products we sell to a mix with a lower average gross margin and/or result in slower inventory turnover and/or greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States may increase our cost of sales and operating, may increase our selling, general and administrative expenses, and may otherwise adversely affect our operations and operating results. These factors may affect not only our operations, but also the operations of suppliers from whom we purchase goods, which may also result in an increase in the cost to us of the goods and services we sell.

Over the last few years the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that our business may be adversely affected by downturns in the U.S. housing industry.

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

Our conclusion at December 31, 2013 that it is more likely than not that we will realize our net deferred tax assets was based primarily on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from these estimates of future taxable income, a valuation allowance may need to be reestablished for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

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

In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. Subject to our returns policies, we accept returns of products sold through our fulfillment partners and we have the risk of reselling the returned products. In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss. Further, we purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. We also contract with those operating other warehouses to receive returns and process orders. If we or our third party providers do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to do so could negatively impact our operating results and customer experience.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with a small number of major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions are generally substantially in excess of the amounts of insurance provided by the FDIC, and some deposits may not be covered by insurance at all. If any of these institutions were to become insolvent or subject to regulatory action, we could lose some, or all, of such deposits, which would have a material adverse effect on our financial condition.

Our decision to accept and hold digital currency, such as bitcoins, may subject us to exchange risk and additional tax and regulatory requirements.

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

We have also begun accumulating bitcoin in an amount of approximately 10% of the amount of our bitcoin-denominated sales as well as other digital currency. Consequently, we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the digital currency we hold. In the future, we may transact in digital currency directly or increase our digital currency holdings. This will subject us to additional exchange risk and other risks as described above, which may have an adverse effect on our results. There is also uncertainty regarding the current and future accounting treatment and tax, legal, and regulatory requirements relating to digital currency or transactions utilizing digital currency. Such accounting, legal, regulatory, and tax developments or other requirements may adversely affect us.

We may be adversely affected by fluctuations in precious metal prices.

At June 30, 2014 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At June 30, 2014, our accumulated deficit was $152.7 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $5.9 million for the six months ended June 30, 2014 and $16.3 million in fiscal 2013 (net of taxes which includes the release of our valuation allowance on our deferred tax assets), we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. Since 2005, we have completed several large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure. We are also considering purchasing land and constructing a facility to serve as our corporate headquarters. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of expenditures on our infrastructure and potential expenditures on our headquarters, our ability to reduce spending is and will be limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our business would likely harm our business.

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

We allow our customers to return products, subject to our returns policies. If merchandise returns are higher than we expect, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, and policies intended to reduce the number of product returns may result in customer dissatisfaction and/or fewer repeat customers.

Our pricing strategy may not meet customers’ price expectations or result in net income.

Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts reduce our margins. In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly affect the results of our pricing strategies. If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, our business would suffer.

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

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. In early 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month personal leave of absence for medical reasons. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could harm our business.

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

Several of our stockholders own significant portions of our common stock. If one or more of our stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if any one or more of such stockholders decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three year period could adversely affect our ability to use our net operating losses to offset future taxable net income.

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

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions among other things:

•	permit the board of directors to establish the number of directors;

•	provide that only one-third of our board of directors is elected at each of our annual meetings of stockholders;

•	provide that directors may only be removed “for cause;”

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on merger, business combinations and other transactions between us and holders of 15 percent or more of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	3.1	Amended and Restated Certificate of Incorporation, as amended.
10.1
Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, a Utah limited liability company and wholly owned subsidiary of Overstock.com, Inc., and Gardner Bingham Junction Holdings, L.C., a Utah limited liability company, and Arbor Bingham Junction Holdings, L.C., a Utah limited liability company (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on May 7, 2014 (File No. 000-49799).

10.2
Project Management Agreement dated May 5, 2014 between O.Com Land LLC, a Utah limited liability company and wholly owned subsidiary of Overstock.com, Inc., and Gardner CMS, L.C., a Utah limited liability company (incorporated by reference to exhibit 10.2 to our Report on Form 8-K filed on May 7, 2014 (File No. 000-49799).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2014, filed with the SEC on July 29, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

___________________________________________

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

Date:	July 29, 2014	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management