Form 10-Q
period 2014-09-30
OVERSTOCK.COM, INC
filed 2014-10-28
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

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

There were 24,027,339 shares of the Registrant’s common stock, par value $0.0001, outstanding on October 23, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$112,740	$148,665
Restricted cash	1,580	1,580
Accounts receivable, net	14,941	16,047
Inventories, net	25,283	27,043
Prepaid inventories, net	1,723	1,804
Deferred tax assets, net	13,733	13,733
Prepaids and other current assets	14,143	10,298
Total current assets	184,143	219,170
Fixed assets, net	47,622	27,194
Precious metals	8,926	9,678
Deferred tax assets, net	52,952	55,861
Goodwill	2,784	2,784
Other long-term assets, net	1,943	2,023
Total assets	$298,370	$316,710
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,141	$90,582
Accrued liabilities	62,370	65,679
Deferred revenue	40,651	37,321
Total current liabilities	166,162	193,582
Other long-term liabilities	3,888	3,294
Total liabilities	170,050	196,876
Commitments and contingencies (Note 5)	0	0
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,230 and 26,909
Outstanding shares - 24,027 and 23,785	2	2
Additional paid-in capital	364,997	361,706
Accumulated deficit	(154,148)	(161,644)
Treasury stock:
Shares at cost - 3,203 and 3,124	(82,531)	(80,230)
Total stockholders’ equity	128,320	119,834
Total liabilities and stockholders’ equity	$298,370	$316,710

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income and Comprehensive Income (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue, net
Direct	$33,592	$35,681	$104,854	$113,873
Fulfillment partner	319,399	265,745	921,889	792,751
Total net revenue	352,991	301,426	1,026,743	906,624
Cost of goods sold
Direct(1)	29,385	30,777	91,955	99,768
Fulfillment partner	256,548	211,499	741,109	630,931
Total cost of goods sold	285,933	242,276	833,064	730,699
Gross profit	67,058	59,150	193,679	175,925
Operating expenses:
Sales and marketing(1)	25,428	22,463	72,363	60,376
Technology(1)	22,202	17,259	63,211	53,339
General and administrative(1)	17,073	15,970	48,250	47,643
Restructuring	—	—	(360)	(471)
Total operating expenses	64,703	55,692	183,464	160,887
Operating income	2,355	3,458	10,215	15,038
Interest income	36	34	114	100
Interest expense	(11)	(33)	(30)	(121)
Other income (expense), net	(350)	165	633	360
Income before income taxes	2,030	3,624	10,932	15,377
Provision for income taxes	413	91	3,436	449
Net income	$1,617	$3,533	$7,496	$14,928
Net income per common share—basic:
Net income attributable to common shares—basic	$0.07	$0.15	$0.31	$0.63
Weighted average common shares outstanding—basic	24,027	23,766	23,988	23,692
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.07	$0.14	$0.31	$0.61
Weighted average common shares outstanding—diluted	24,283	24,446	24,290	24,297

Comprehensive income	$1,617	$3,533	$7,496	$14,928
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$45	$37	$130	$117
Sales and marketing	77	44	255	123
Technology	183	33	550	235
General and administrative	693	695	2,014	1,902
Total	$998	$809	$2,949	$2,377

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

			Additional
	Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balances at December 31, 2013	26,909	$2	$361,706	$(161,644)	3,124	$(80,230)	$119,834
Net income	—	—	—	7,496	—	—	7,496
Stock-based compensation to employees and directors	—	—	2,949	—	—	—	2,949
Common stock issued upon vesting of restricted stock	301	—	—	—	—	—	—
Exercise of stock options	20	—	342	—	—	—	342
Purchase of treasury stock	—	—	—	—	79	(2,301)	(2,301)
Balances at September 30, 2014	27,230	$2	$364,997	$(154,148)	3,203	$(82,531)	$128,320

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013
Cash flows from operating activities:
Net income	$7,496	$14,928	$78,020	$23,715
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,806	10,833	16,495	14,907
Realized gain from sale of marketable securities	(11)	(28)	(16)	(29)
Stock-based compensation to employees and directors	2,949	2,377	3,823	3,280
Deferred income taxes	2,909	—	(66,685)	—
Amortization of debt discount and deferred loan costs	—	14	4	32
Loss on investment in precious metals	752	475	1,734	475
Loss on investment in cryptocurrency	50	—	50	—
Restructuring (reversals)	(360)	(471)	(360)	(448)
Changes in operating assets and liabilities:
Restricted cash	—	125	75	280
Accounts receivable, net	1,106	4,601	(269)	(652)
Inventories, net	1,760	3,731	(2,550)	(1,343)
Prepaid inventories, net	81	(14)	203	(258)
Prepaids and other current assets	(3,484)	(2,995)	(1,025)	(1,387)
Other long-term assets, net	(7)	(445)	440	448
Accounts payable	(27,512)	(7,779)	8,447	11,277
Accrued liabilities	(3,164)	(2,308)	17,103	4,711
Deferred revenue	3,330	(8,553)	10,793	1,044
Other long-term liabilities	803	(707)	3,083	(786)
Net cash (used in) provided by operating activities	(496)	13,784	69,365	55,266
Cash flows from investing activities:
Purchases of marketable securities	(19)	(111)	(40)	(124)
Purchases of intangible assets	(54)	(13)	(54)	(13)
Sales of marketable securities	77	291	78	291
Investment in precious metals	—	(5,980)	(2,100)	(7,377)
Investment in cryptocurrency	(396)	—	(396)	—
Expenditures for fixed assets, including internal-use software and website development	(32,544)	(13,970)	(36,641)	(15,896)
Net cash used in investing activities	(32,936)	(19,783)	(39,153)	(23,119)
Cash flows from financing activities:
Payments on capital lease obligations	(325)	(2,563)	(325)	(2,563)
Payments on line of credit	—	—	—	(17,000)
Paydown on direct financing arrangement	(209)	(192)	(275)	(253)
Change in restricted cash	—	—	125	—
Proceeds from exercise of stock options	342	1,458	444	1,458
Purchase of treasury stock	(2,301)	(1,389)	(2,303)	(1,396)
Net cash used in financing activities	(2,493)	(2,686)	(2,334)	(19,754)
Net (decrease) increase in cash and cash equivalents	(35,925)	(8,685)	27,878	12,393
Cash and cash equivalents, beginning of period	148,665	93,547	84,862	72,469
Cash and cash equivalents, end of period	$112,740	$84,862	$112,740	$84,862

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$37	$56	$52	$202
Taxes paid	36	598	267	758
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$505	$89	$635	$10
Equipment acquired under capital lease obligations	325	2,563	325	2,563

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, “Overstock,” “Overstock.com,” “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

The Consolidated Balance Sheet at December 31, 2013 includes an immaterial revision to current and deferred tax assets and our provision for income taxes in 2013. The effect of the revision was to reduce current and long-term deferred tax assets by $121,000 and $2.9 million, respectively, with an offsetting increase of $3.0 million to our provision for income taxes in 2013. We evaluated these changes in accordance with Staff Accounting Bulletin No. 99, Materiality ("SAB 99"), and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), and determined that the revisions were not material to the prior period.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $80.1 million and $58.1 million at September 30, 2014 and December 31, 2013, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $1.6 million at September 30, 2014 and December 31, 2013.

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

•	Level 3—Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$80,089	$80,089	$—	$—
Trading securities held in a “rabbi trust” (1)	85	85	—	—
Total assets	$80,174	$80,174	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$88	$88	$—	$—
Total liabilities	$88	$88	$—	$—

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,081	$58,081	$—	$—
Trading securities held in a “rabbi trust” (1)	138	138	—	—
Total assets	$58,219	$58,219	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (2)	$212	$212	$—	$—
Total liabilities	$212	$212	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Restricted investments

We have a Non Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities.” The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $85,000 at September 30, 2014 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2014 and 2013.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $367,000 and $152,000 at September 30, 2014 and December 31, 2013, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2014 and December 31, 2013, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories, net represent inventories paid for in advance of receipt. Prepaid inventories, net were $1.7 million and $1.8 million at September 30, 2014 and December 31, 2013, respectively.

Prepaids and other current assets

Prepaids and other current assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $14.1 million at September 30, 2014 and $10.3 million at December 31, 2013.

Fixed assets

Fixed assets, which include assets such as technology infrastructure, internal-use software, website development, property, furniture and fixtures and leasehold improvements, are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets or the term of the related capital lease, whichever is shorter, as follows:

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income and comprehensive income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of goods sold - direct	$61	$87	$217	$292
Technology	4,356	2,937	11,752	9,595
General and administrative	284	283	837	946
Total depreciation and amortization, including internal-use software and website development	$4,701	$3,307	$12,806	$10,833

In September 2014, in connection with the construction of our new corporate headquarters, we closed on the purchase of land for approximately $11.0 million which is included in Fixed assets, net at September 30, 2014.

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

During the three months ended September 30, 2014 and 2013, we capitalized $3.6 million and $3.3 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $2.7 million and $1.8 million for those respective periods. During the nine months ended September 30, 2014 and 2013, we capitalized $10.7 million and $8.1 million, respectively, of such costs and had amortization of $7.6 million and $5.9 million for those respective periods.

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

Precious Metals

Our investments in precious metals were $8.9 million at September 30, 2014 and $9.7 million at December 31, 2013. Our precious metals were comprised of $4.0 million in gold and $4.9 million in silver at September 30, 2014, and $4.0 million in gold and $5.7 million in silver at December 31, 2013. We store our precious metals at an off-site facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost of market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our Consolidated Statements of Income and Comprehensive Income. There were $752,000 of losses on investments in precious metals for the three and nine months ended September 30, 2014. Losses on investments in precious metals were $93,000 and $475,000 for the three and nine months ended September 30, 2013, respectively.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at September 30, 2014 and December 31, 2013, respectively. There were no impairments to goodwill recorded during the nine months ended September 30, 2014 or the year ended December 31, 2013.

Cryptocurrency holdings

We hold cryptocurrency denominated assets such as bitcoin. We currently consider these holdings to be investments and include them with other long-term assets in our Consolidated Balance Sheets. Cryptocurrency denominated assets were $346,000 and zero at September 30, 2014 and December 31, 2013, respectively, and are recorded at the lower of cost or market based on an average unit cost. We recognize decreases in the value of these assets caused by market declines. Subsequently, to the extent that fair value increases, we recognize price recoveries but not greater than the original cost. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our Consolidated Statements of Income and Comprehensive Income. Losses on cryptocurrency holdings were $50,000 during the three and nine months ended September 30, 2014. There were no losses on cryptocurrency holdings for the three and nine months ended September 30, 2013.

Other long-term assets

Other long-term assets consist primarily of long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships ("standard Club O"). We also recently introduced an introductory customer loyalty program called Club O Lite for customers who sign up to receive promotional emails. For standard Club O memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. Both the standard Club O and Club O Lite loyalty programs allow members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see “Co-

branded credit card revenue” below for more information). Co-branded cardholders are also standard Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants.

Club O Reward dollars earned may be redeemed on future purchases made through our Website. Standard Club O membership reward dollars expire 90 days after the customer’s Club O membership expires. Club O Lite reward dollars expire 90 days after they are earned if no additional qualifying purchases are made during that period.

We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O Reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Reward dollar breakage is currently recognized when the reward dollars expire. Because we recently introduced Club O Lite, and enrolled a significant number of Club O Lite members, reward dollar breakage may increase as compared to prior periods.

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

The allowance for returns was $9.2 million and $13.2 million at September 30, 2014 and December 31, 2013 respectively. The decrease in allowance for returns at September 30, 2014 compared to December 31, 2013 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $86,000 and $94,000 at September 30, 2014 and December 31, 2013, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Total revenue, net	$352,991	100%	$301,426	100%	$1,026,743	100%	$906,624	100%
Cost of goods sold
Product costs and other cost of goods sold	270,219	77%	228,963	76%	786,981	77%	690,563	76%
Fulfillment and related costs	15,714	4%	13,313	4%	46,083	4%	40,136	4%
Total cost of goods sold	285,933	81%	242,276	80%	833,064	81%	730,699	81%
Gross profit	$67,058	19%	$59,150	20%	$193,679	19%	$175,925	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $23.1 million and $20.2 million during the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, advertising expenses totaled $64.8 million and $53.5 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying Consolidated Balance Sheets) was $2.0 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to common shares	$1,617	$3,533	$7,496	$14,928
Net income per common share—basic:
Net income attributable to common shares—basic	0.07	0.15	0.31	0.63
Weighted average common shares outstanding—basic	24,027	23,766	23,988	23,692
Effect of dilutive securities:
Stock options and restricted stock awards	256	680	302	605
Weighted average common shares outstanding—diluted	24,283	24,446	24,290	24,297
Net income attributable to common shares—diluted	$0.07	$0.14	$0.31	$0.61

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock units	463	6	386	38

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at 12/31/2013	Accretion Expense	Net Cash Payments	Adjustments	Balance at 9/30/2014
Lease and contract termination costs	$445	$7	$(92)	$(360)	$—

We reversed $0 and $360,000, respectively, of lease termination costs during the three and nine months ended September 30, 2014. The reversal was a result of our reoccupation of formerly restructured facility space. At September 30, 2014 our restructuring liability was $0.

There were $0 and $471,000, respectively, of lease termination costs during the three and nine months ended September 30, 2013. The reversal was a result of our reoccupation of formerly restructured facility space.

4. BORROWINGS

U.S. Bank Financing Agreements

On December 26, 2012, we entered into a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were $0 at September 30, 2014 and December 31, 2013.

At September 30, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2014, $471,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Capital leases

In May 2014 and March 2013, we entered into capital lease arrangements of computer equipment for $325,000 and $2.6 million, respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $325,000 and $2.6 million shortly after entering into the respective agreements. As such, we have no future payment obligations under capital leases at September 30, 2014 and December 31, 2013.

Fixed assets included assets under capital leases of $4.6 million and $4.2 million and accumulated depreciation related to assets under capital leases of $2.6 million and $2.1 million, respectively, at September 30, 2014 and December 31, 2013. Depreciation expense of assets recorded under capital leases was $188,000 and $161,000, for the three months ended September 30, 2014 and 2013, respectively and $518,000 and $268,000, for the nine months ended September 30, 2014 and 2013, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2014, are as follows (in thousands):

Payments due by period
2014 (remainder)	$2,677
2015	10,714
2016	8,483
2017	4,224
2018	3,826
Thereafter	32,437
$62,361

Rental expense for operating leases totaled $2.9 million and $2.6 million for the three months ended September 30, 2014 and 2013, respectively and $8.7 million and $7.2 million for the nine months ended September 30, 2014 and 2013, respectively. There is no estimated sublease income expected over the next five years.

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
Minimum future payments under naming rights agreement as of September 30, 2014, are as follows (in thousands):

Payments due by period:
2014 (remainder)	$1,311
2015	1,351
2016	1,391
Thereafter	—
$4,053
Technology
From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of September 30, 2014, are as follows (in thousands):

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch

Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment has been entered. We have appealed that decision and each side has appealed the trial court’s decisions regarding sealing of certain records in the case. The defendants applied to the court for reimbursement from us of their allowable court costs in the collective amount of $2.4 million. We challenged the application, and the court reduced the amount to $689,471, which will be payable only if we do not succeed on our appeal of the summary judgment. The Court of Appeal heard oral argument of all appeals on August 15, 2014. The Court of Appeal has not yet rendered a decision. The nature of the loss contingencies relating to any court costs ordered against us are described above.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The appeal is in the briefing stages. No date has been set for oral argument. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

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

On March 1, 2012, H-W Technology, L.C. filed suit against us in the United States District Court in the Northern District of Texas for infringement of a patent entitled “Internet Protocol (IP) Phone with Search and Advertising Capability.” On January 28, 2013, we filed a motion for summary judgment for invalidity on two claims of the patent. On September 23, 2013, the court granted the motion. H-W Technology appealed and on July 11, 2014, the appeals court upheld the lower court decision. H-W Technology did not contest the decision on further appeal. Our application to the court for court-ordered reimbursement of our legal fees and costs was denied. The case is now concluded.

On July 16, 2012, Digitech Image Technologies, LLC filed against us and 45 other defendants in the United States District Court for the Central District of California for infringement of a patent covering the imaging technology that facilitates prediction of color and location within digital cameras. The initial case was dismissed, but in September 2012, Digitech filed a new complaint on the same infringement claims. Subsequently, the court granted a motion for summary judgment on invalidity of the patent and entered judgment for us. Digitech appealed, and on July 11, 2014 the appeals court upheld the invalidity judgment. The case is now concluded.

On July 19, 2012, Data Carriers, LLC filed suit against us in the United States District Court for the District of Delaware for infringement of a patent covering the “autocomplete” features of our website. We answered the complaint, and on August 20, 2014, Data Carriers voluntarily dismissed its case with prejudice without any payment from us.

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

On August 16, 2013, Online News Link LLC, filed suit against us in the United States District Court in District of Delaware for infringement of patents covering data distribution systems that can make downloading data fast and efficient. We answered the complaint, and on September 24, 2014, Online News voluntarily dismissed its case with prejudice without any payment from us.

On January 31, 2014, Guardian Media Technologies LTD filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering parental control features in DVD players and televisions. The suit relates to two prior lawsuits with Guardian filed in 2008, and in 2013, which were previously dismissed. We have requested indemnification from pertinent vendors. The case is in its discovery stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue any indemnification rights with our vendors.

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

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2014, we have accrued $8.2 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and nine months ended September 30, 2014, the Compensation Committee of the Board of Directors approved grants of zero and 232,985 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2014, there were 582,075 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2014 was $0 and $28.44, respectively.

Stock-based compensation expense related to restricted stock awards was $998,000 and $809,000 during the three months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013 stock-based compensation expense related to restricted stock awards was $2.9 million and $2.4 million, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2014 (in thousands):

	Nine months ended September 30, 2014
		Weighted Average
	Units	Grant Date Fair Value
Outstanding—beginning of year	704	$10.79
Granted at fair value	233	28.44
Vested	(301)	11.87
Forfeited	(54)	16.75
Outstanding—end of period	582	$16.71

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2014 and 2013. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
		Fulfillment			Fulfillment
	Direct	partner	Total	Direct	partner	Total
2014
Revenue, net	$33,592	$319,399	$352,991	$104,854	$921,889	$1,026,743
Cost of goods sold	29,385	256,548	285,933	91,955	741,109	833,064
Gross profit	$4,207	$62,851	$67,058	$12,899	$180,780	$193,679
Operating expenses			64,703			183,464
Other income (expense), net			(325)			717
Provision for income taxes			413			3,436
Net income			$1,617			$7,496

2013
Revenue, net	$35,681	$265,745	$301,426	$113,873	$792,751	$906,624
Cost of goods sold	30,777	211,499	242,276	99,768	630,931	730,699
Gross profit	$4,904	$54,246	$59,150	$14,105	$161,820	$175,925
Operating expenses			55,692			160,887
Other income (expense), net			166			339
Provision for income taxes			91			449
Net income			$3,533			$14,928

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

For the three and nine months ended September 30, 2014 and 2013, substantially all sales revenues were attributable to customers in the United States. At September 30, 2014 and December 31, 2013, substantially all of our fixed assets were located in the United States.

9. SUBSEQUENT EVENTS

Construction Agreement

In October 2014 our subsidiary O.com Land, LLC entered into a Construction Agreement dated October 13, 2014 with Okland Construction Company Inc. for the construction of our future corporate headquarters on land O.Com Land recently purchased in Salt Lake City.

Loan Agreement

On October 24, 2014, in connection with our anticipated construction of our new corporate headquarters, we entered into a syndicated senior secured credit facility with U.S. Bank and other banks the terms of which are set forth in a Loan Agreement and related documentation dated October 24, 2014. The facility provides for an approximately 27-month construction loan of $45,760,000 (which is designed to subsequently convert into a term loan), and a three-year $10 million revolving loan facility. The construction loan is designed to convert into a term loan following completion of the construction of the headquarters and satisfaction of all conditions to the conversion. The term loan is to be for a period of approximately 6.75 years following conversion from the construction period. If the conditions to conversion are not satisfied in early 2017, both the construction loan and the revolver would become due immediately. All amounts due under the facility are secured by the headquarters and all related assets, as well as our inventory, accounts receivable and related assets.

The combined term of the construction loan and the term loan is expected to be approximately nine years with all amounts then outstanding due in full on October 1, 2023. The term loan will bear interest during both the construction and term periods at one-month LIBOR plus 2.00%. We will be required to pay interest only during the period of the construction loan. Upon conversion of the construction loan to the term loan, we will be required to make interest payments plus principal payments of approximately $1.1 million per year, with a balloon payment of $38 million due at maturity in 2023. As required by the loan agreement, we have obtained interest rate protection on the construction loan and the term loan by entering into approximately nine-year interest rate swap agreements with U.S. Bank and Compass Bank. The swaps are based on one-month LIBOR and effectively fix our interest cost on the construction and term loans at approximately 4.6% annually.

The $10 million in financing to be available under the revolving loan facility may be used for working capital, capital expenditures and other corporate purposes, but may not be used for the construction of the headquarters. The initial term of the revolving loan facility is 3 years which may be renewed with the consent of all lenders. The revolving loan facility bears interest at one-month LIBOR plus 2.00% and may be prepaid and re-borrowed without penalty during the term of the agreement.

No amounts will be available to us under the construction loan or revolving loan until we satisfy a number of conditions. We do not expect to satisfy the conditions prior to approximately September 1, 2015.

The loan agreement contains financial covenants requiring us to (a) maintain a fixed charge coverage ratio greater than 1.15 to 1.00 measured at each quarter-end on a trailing-twelve month basis, (b) maintain a leverage ratio less than 3.00 to 1.00 during the construction period and 2.50 to 1.00 thereafter as measured at each quarter-end on a trailing-twelve month basis, and (c) maintain a minimum liquidity of $50 million as measured at each quarter end.

The loan agreement and related agreements also impose numerous affirmative and negative covenants on the Company and its subsidiaries, as well as representations that must be true both initially and at every date on which the Company makes a request for an advance, whether under the construction loan or under the revolver. The covenants and the representations relate to both (i) the construction of the headquarters, and (ii) unrelated aspects of the Company’s business. If the Company is not in compliance or cannot make a required representation in the future, the lenders would not be required to fund additional amounts under the facility.
As of October 28, 2014, no amounts had been borrowed under the loan agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	the anticipated benefits and risks of our business and plans;

•	our beliefs regarding our ability to attract and retain customers in a cost-efficient manner;

•	the anticipated effectiveness of our marketing;

•	our future operating and financial results, including any projections of revenue, capital expenditures or other financial measures or amounts;

•
our plans and expectations regarding our use of the real estate we recently purchased in the Salt Lake City Valley and our plans for the design and construction of an office campus on that real estate to serve as our corporate headquarters; our beliefs and expectations regarding the adequacy of our office and warehouse facilities and any additional or modified office or warehouse facilities and any transition from our current facilities to anticipated new facilities;

•
our expectations regarding the benefits and risks of the Construction Agreement and related agreements we recently entered into in connection with our construction of an office campus to serve as our corporate headquarters and of the credit facility we recently entered into for the purpose of, among other things, financing a portion of the costs of that construction;

•	our expectations regarding our ability to secure the additional financing that we will need to complete our corporate headquarters;

•	our future capital requirements and our ability to satisfy our capital needs;

•	our expectations regarding the adequacy of our liquidity;

•	our ability to retire or refinance any debt we may have or incur in the future;

•
our decision to accept bitcoins as payment for the goods and services we sell and our expectations regarding the advantages and risks of doing so, and our expectations that Coinbase.com and any other bitcoin transaction processing agents we utilize will perform in accordance with our expectations regardless of fluctuations in the value of bitcoin or other developments that may affect us or such processing agents;

•	our decision to acquire and hold bitcoins and our expectations regarding the advantages and risks of doing so;

•
the competition we currently face and will face in our business as the ecommerce business continues to evolve and to become more competitive, and as additional competitors, including competitors based in China or elsewhere, continue to increase their efforts in our primary markets;

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

•
our expectations regarding the costs and benefits of our other businesses including our new and used car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings, our consignment services, our ecommerce marketplace channel offerings, and other future businesses and the anticipated functionality and results of operations of them;

•
our expectations regarding the costs and benefits of various programs we offer, including Club O and programs pursuant to which we offer free or discounted participation in Club O or other programs we offer to members of the United States Armed Forces and/or to full-time, post-secondary students or others, and including our community site and our public service pet adoption program;

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

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

•	changes in U.S. and global economic conditions and consumer spending;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online;

•	any failure to maintain our existing relationships or build new relationships with fulfillment partners on acceptable terms;

•	any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/fulfillment partner sourcing of the products we offer;

•	the mix of products purchased by our customers;

•	problems with cyber security or data breaches or Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

•
problems with or affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors;

•
problems with or affecting the facility where substantially all of our computer and communications hardware is located or other problems that result in the unavailability of our Website or reduced performance of our transaction systems;

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

•
any difficulties we may encounter relating to the real estate we recently purchased, the design and construction of an office campus on that property to serve as our corporate headquarters, the financing of a substantial portion of the costs of designing and constructing the office campus and headquarters or in financing it after construction, or the transition from our current facilities to new facilities;

•
any difficulties we may encounter in connection with our Supplier Oasis Fulfillment Services and our efforts to provide multi-channel fulfillment services, our Farmers Market offerings, our insurance product offerings or our consumer finance offerings;

•	any difficulties we may encounter as a result of our reliance on third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of ecommerce and online payments to mobile and multi-channel commerce and payments;

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

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	fluctuations in our operating results;

•	our efforts to expand internationally;

•	our efforts to offer additional types of services to our customers, including insurance products and consumer financing;

•
the outcomes of legal proceedings, investigations and claims, including the outcome of our appeal of the judgment against us obtained by the District Attorneys of a number of California counties as described in this report;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality;

•
the cost and availability of traditional and online advertising, the rapid changes in the online advertising business and the longer-term changes in the traditional advertising business, and the results of our various brand building and marketing campaigns; and

•	the other risks described in this report or in our other public filings.

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Form 10-Q in Part II, Item 1A under the caption “Risk Factors,” in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

Our forward-looking statements contained in this report speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report or any changes in our expectations or any change in any events, conditions or circumstances on which any of our forward-looking statements are based.

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

Revenues in Q3 2014 increased 17% compared to Q3 2013. The growth in revenue was primarily due to a 13% increase in orders, coupled with a 6% increase in average order size, from $170 to $180. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O rewards (which we recognize as a reduction of revenue) due to driving a higher proportion of our sales using those channels. Although our average order size has increased in recent years, we expect the rate of increase to taper in the future.

Gross profit in Q3 2014 increased 13% compared to Q3 2013 primarily as a result of that revenue growth. Gross margin decreased to 19.0% in Q3 2014 compared to 19.6% in Q3 2013. The decrease in gross margin was largely due to increased promotional activities including coupons, site sales, and Club O rewards.

Sales and marketing expenses increased $2.9 million in Q3 2014 as compared to Q3 2013 primarily due to higher revenue. Sales and marketing expenses as a percentage of revenue decreased from 7.5% to 7.2% during Q3 2014 as compared to Q3 2013, primarily due to decreased spending in the sponsored search and offline advertising marketing channels as a percentage of revenue due to driving a smaller proportion of our revenue using those channels.

As a result of these factors, we had a 13% increase in Contribution during Q3 2014 as compared to Q3 2013 (see “Non-GAAP Financial Measures” below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.8% for Q3 2014 and 12.2% for Q3 2013.

Technology expenses in Q3 2014 increased $4.9 million compared to Q3 2013, primarily due to an increase in staff-related costs of $3.0 million and depreciation of $1.4 million. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities and multi-channel fulfillment services. We have also begun to broker insurance products, and offer consumer financing products through a third party, to our customers. We are also working to develop financial service software that utilizes the bitcoin network and its protocols. As a result of these and other initiatives, we expect to continue to increase our technology expenses, and these expenses may be material.

General and administrative expense in Q3 2014 increased $1.1 million compared to Q3 2013 primarily due to an increase of $2.4 million in staff and travel related costs, and a $565,000 increase in professional fees, partially offset by a decrease of $2.5 million in legal costs.

We are constructing a new corporate headquarters in Salt Lake City, Utah. We estimate that the total project will cost approximately $96 million. In September 2014, we closed on the purchase of land in connection with the project for approximately $11.0 million which we funded with cash on hand. In October 2014, we entered in to a loan agreement which provides for an aggregate $56 million credit facility consisting of a term loan and revolving loan facility. This financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below. We are in continuing discussions regarding future financing for equipment and furniture.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	9.5%	11.8%	10.2%	12.6%
Fulfillment partner	90.5	88.2	89.8	87.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	8.3	10.2	9.0	11.0
Fulfillment partner	72.7	70.2	72.2	69.6
Total cost of goods sold	81.0	80.4	81.1	80.6
Gross profit	19.0	19.6	18.9	19.4
Operating expenses:
Sales and marketing	7.2	7.5	7.0	6.7
Technology	6.3	5.7	6.2	5.9
General and administrative	4.8	5.3	4.7	5.3
Restructuring	—	—	—	(0.1)
Total operating expenses	18.3	18.5	17.9	17.7
Operating income	0.7	1.1	1.0	1.7
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income (expense), net	(0.1)	0.1	0.1	—
Net income before income taxes	0.6	1.2	1.1	1.7
Provision for income taxes	0.1	—	0.3	—
Net income	0.5%	1.2%	0.7%	1.6%

Comparisons of Three Months Ended September 30, 2014 to Three Months Ended September 30, 2013, and Nine Months Ended September 30, 2014 to Nine Months Ended September 30, 2013

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue, net
Direct	$33,592	$35,681	$(2,089)	(5.9)%	$104,854	$113,873	$(9,019)	(7.9)%
Fulfillment partner	319,399	265,745	53,654	20.2	921,889	792,751	129,138	16.3
Total revenue, net	$352,991	$301,426	$51,565	17.1%	$1,026,743	$906,624	$120,119	13.2%

The primary reason for increased total net revenue for the three months ended September 30, 2014, as compared to the same period in 2013, was a 13% increase in orders coupled with a 6% increase in average order size, from $170 to $180. The primary reason for increased total net revenue for the nine months ended September 30, 2014, as compared to the same period in 2013, was a 9% increase in orders, coupled with a 6% increase in average order size, from $163 to $174. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to driving a higher proportion of our sales using those channels. Although our average order size has increased in recent years, we expect the rate of increase to taper in the future.

The primary reason for decreased direct revenue for the three months ended September 30, 2014, as compared to the same period in 2013, was a sales mix shift in bedding and bath products from our direct to fulfillment partner business.

The primary reason for decreased direct revenue for the nine months ended September 30, 2014, as compared to the same period in 2013, was a decrease in sales of clothing and shoes due to our shift from a direct inventory-based model to a fulfillment partner-based model to reduce exposure from seasonal inventory and mark downs.

The increase in fulfillment partner revenue for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to an increase in sales of home and garden products. Notwithstanding this increase, we do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

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

We continue to seek increased participation in our Club O loyalty program as sales growth from customers with Club O memberships is typically higher than from other customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, “Financial Statements (Unaudited)” -Note 2 -“Accounting Policies” under the section “Club O loyalty program.” Additionally, we continue to experience increased visits and time spent on our website originating from mobile devices. Although the conversion rate of purchases from mobile devices is lower than from other sources (as is customary for our industry), we expect our mobile conversion rates to increase over time.

International sales were less than 2% of total net revenues for the three and nine months ended September 30, 2014 and 2013.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and net income for the three months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(8,177)	$(1,318)
1	$(3,805)	$(590)
As reported	As reported	As reported
-1	$3,522	$546
-2	$11,450	$1,782

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenue, net
Direct	$33,592	$35,681	$(2,089)	(5.9)%	$104,854	$113,873	$(9,019)	(7.9)%
Fulfillment partner	319,399	265,745	53,654	20.2	921,889	792,751	129,138	16.3
Total net revenues	$352,991	$301,426	$51,565	17.1%	$1,026,743	$906,624	$120,119	13.2%
Cost of goods sold
Direct	$29,385	$30,777	$(1,392)	(4.5)%	$91,955	$99,768	$(7,813)	(7.8)%
Fulfillment partner	256,548	211,499	45,049	21.3	741,109	630,931	110,178	17.5
Total cost of goods sold	$285,933	$242,276	$43,657	18.0%	$833,064	$730,699	$102,365	14.0%
Gross Profit
Direct	$4,207	$4,904	$(697)	(14.2)%	$12,899	$14,105	$(1,206)	(8.6)%
Fulfillment partner	62,851	54,246	8,605	15.9	180,780	161,820	18,960	11.7
Total gross profit	$67,058	$59,150	$7,908	13.4%	$193,679	$175,925	$17,754	10.1%

Gross margins for the past seven quarterly periods and fiscal year ending 2013 were:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013	Q1 2014	Q2 2014	Q3 2014
Direct	11.4%	12.2%	13.7%	13.4%	12.7%	13.0%	11.3%	12.5%
Fulfillment Partner	20.0%	20.8%	20.4%	18.6%	19.8%	19.5%	19.7%	19.7%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%	18.8%	18.8%	19.0%

The 122 basis point decrease in direct gross margin for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to increased promotional activities which we recognize as a reduction of revenue (including coupons, site sales, and our Club O Rewards program) due to driving a higher proportion of our sales using those channels, and increased returns costs. These factors were partially offset by a continued shift in sales mix into higher margin home and garden products.

The 9 basis point decrease in direct gross margin for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to increased promotional activities (including coupons, site sales, and our Club O Rewards program), and increased returns costs. These increases were partially offset by a continued shift in sales mix into higher margin home and garden products.

The 74 and 80 basis point decreases in fulfillment partner gross margin for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, respectively, were primarily due to increased promotional activities (including coupons, site sales, and our Club O Rewards program). The decrease for the three months ended September 30, 2014 was partially offset by a continued shift in sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $45,000 and $37,000 for the three months ended September 30, 2014 and 2013, respectively and $130,000 and $117,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Total revenue, net	$352,991	100%	$301,426	100%	$1,026,743	100%	$906,624	100%
Cost of goods sold
Product costs and other cost of goods sold	270,219	77%	228,963	76%	786,981	77%	690,563	76%
Fulfillment and related costs	15,714	4%	13,313	4%	46,083	4%	40,136	4%
Total cost of goods sold	285,933	81%	242,276	80%	833,064	81%	730,699	81%
Gross profit	$67,058	19%	$59,150	20%	$193,679	19%	$175,925	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs as a percentage of revenue remained relatively flat during the three and nine months ended September 30, 2014 as compared to the same periods in 2013.

See “Gross profit” above for additional discussion.

Operating expenses

Sales and marketing expenses

We advertise through a number of targeted online marketing channels, such as sponsored search, affiliate marketing, portal advertising, e-mail campaigns, and other initiatives. We also use nationwide television, print and radio advertising campaigns to promote sales.

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales and marketing expenses	$25,428	$22,463	$2,965	13.2%	$72,363	$60,376	$11,987	19.9%
Sales and marketing expenses as a percent of net revenues	7.2%	7.5%			7.0%	6.7%

The 25 basis point decrease in sales are marketing expenses as a percentage of revenue for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to decreased spending in the sponsored search and offline advertising marketing channels as a percentage of revenue due to driving a smaller proportion of our revenue using those channels.

The 39 basis point increase in sales are marketing expenses as a percentage of revenue for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to increased spending in the sponsored search, display ad, email and affiliate marketing channels due to driving a higher proportion of our revenue through those channels.

Sales and marketing expenses include stock-based compensation expense of $77,000 and $44,000 for the three months ended September 30, 2014 and 2013, respectively and $255,000 and $123,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support our logistics infrastructure. We continue to seek opportunities for growth in our business, including expanding our international sales and our distribution capabilities and multi-channel fulfillment services. We have also begun to broker insurance products, and offer consumer financing products through a third party, to our customers. We are also working to develop financial service software that utilizes the bitcoin network and its protocols, subject to the resolution of technical, legal, and regulatory constraints. As a result of these and other initiatives, we expect to continue to increase our technology expenses, and these expenses may be material.

We have noted a recent increase in the frequency and variety of cyber attacks on our website. The impact of these attacks, their costs, and the costs incurred to protect our website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to devote resources to protect against these threats.

The following table reflects our technology expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Technology expenses	$22,202	$17,259	$4,943	28.6%	$63,211	$53,339	$9,872	18.5%
Technology expenses as a percent of net revenues	6.3%	5.7%			6.2%	5.9%

The $4.9 million increase in technology costs for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to an increase in staff related costs of $3.0 million and depreciation of $1.4 million.

The $9.9 million increase in technology costs for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to an increase in staff related costs of $5.5 million and depreciation of $2.2 million.

Technology expenses include stock-based compensation expense of $183,000 and $33,000 for the three months ended September 30, 2014 and 2013, respectively and $550,000 and $235,000 for the nine months ended September 30, 2014 and 2013, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
General and administrative expenses	$17,073	$15,970	$1,103	6.9%	$48,250	$47,643	$607	1.3%
General and administrative expenses as a percent of net revenues	4.8%	5.3%			4.7%	5.3%

The $1.1 million increase in general and administrative expenses (“G&A”) for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily due to an increase of $2.4 million in staff and travel related costs, and a $565,000 increase in professional fees, partially offset by a $2.5 million decrease in legal costs.

The $607,000 increase in G&A expenses for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily due to an increase of $4.5 million in staff and travel related costs, and a $1.1 million increase in professional fees, partially offset by a decrease of $5.8 million in legal costs.

G&A expenses include stock-based compensation expense of approximately $693,000 and $695,000 for the three months ended September 30, 2014 and 2013, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.

Restructuring

During the three months ended September 30, 2014 and 2013, we had zero lease termination costs. During the nine months ended September 30, 2014 and 2013 we reversed $360,000 and $471,000, respectively, of lease termination costs. These reversals were a result of our reoccupation of formerly restructured facility space. At September 30, 2014 our restructuring liability was zero.

Depreciation and amortization expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of goods sold - direct	$61	$87	$217	$292
Technology	4,356	2,937	11,752	9,595
General and administrative	284	283	837	946
Total depreciation and amortization, including internal-use software and website development	$4,701	$3,307	$12,806	$10,833

Non-operating income (expense)

Interest income

Our interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the three months ended September 30, 2014 and 2013 totaled $36,000 and $34,000, respectively, and $114,000 and $100,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense

Our interest expense is primarily derived from interest incurred on our line of credit and our restructuring accrual. Interest expense for the three months ended September 30, 2014 and 2013 totaled $11,000 and $33,000, respectively, and $30,000 and $121,000 for the nine months ended September 30, 2014 and 2013, respectively. The decreases in interest expense are primarily due to the elimination of the restructuring accrual.

Other income (expense), net

Other income (expense), net for the three months ended September 30, 2014 was $(350,000) as compared to $165,000 in 2013. The decrease is primarily due to an increase in losses on precious metals of $659,000, partially offset by increased Club O Rewards and gift card breakage of $209,000.

Other income (expense), net for the nine months ended September 30, 2014 was $633,000 as compared to $360,000 in 2013. The increase is primarily due to an increase in gift card and Club O Rewards breakage of $622,000, partially offset by an increase in losses on precious metals of $277,000.

Income taxes

Our provision for income taxes for the three months ended September 30, 2014 and 2013 was $413,000 and $91,000, respectively. Our provision for income taxes for the nine months ended September 30, 2014 and 2013 was $3.4 million and $449,000, respectively. The increase in the 2014 provisions relative to the 2013 provisions is primarily due to a deferred tax asset valuation release in Q4 2013, which significantly reduced the 2013 provisions. The effective tax rate for the three months ended September 30, 2014 was 20.3%. The effective tax rate for the nine months ended September 30, 2014 was 31.4%. The variability in the effective tax rate is attributable to discrete items in the quarter including a change in estimated state research and experimentation credits. We have indefinitely reinvested foreign earnings of $105,000 at September 30, 2014. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2014, 2013 and 2012 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	$341,207	$332,545	$352,991	$	N/A
2013	311,994	293,204	301,426		397,593
2012	262,367	239,536	255,352		342,034

Liquidity and Capital Resources

Current sources of liquidity

Subject to our need for additional financing for a portion of the anticipated costs of completing our new corporate headquarters as described below, we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, we may require additional financing for the completion and ownership of the new corporate headquarters and related equipment and furniture. Although we are attempting to obtain additional financing, there can be no assurance that we will be able to do so or, that any financing available will be available on satisfactory terms. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

As we have previously announced, we plan to build a new corporate headquarters in Salt Lake City, Utah. In September 2014 our wholly owned real estate subsidiary purchased the site for the headquarters for approximately $11 million in cash. On October 14, 2014 the subsidiary entered into a Construction Agreement dated October 13, 2014 relating to the construction of the future headquarters. (See “Construction Agreement” below.) We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $96 million.

On October 24, 2014, we entered into a syndicated senior secured credit facility with U.S. Bank National Association, and other banks which provides for an approximately 27-month construction loan of $45,760,000 (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan facility that may be renewed with the consent of all lenders.

The actual amount of financing to be available under the construction loan facility will be limited by a loan-to-value limit of 80% based on periodic appraisals. The loan agreement requires us to fund a substantial portion of the project costs ($37.4 million) prior to any draws on either the term loan facility or the revolving facility. We have the right to prepay the term loan without penalty at any time.

If the conditions to the conversion of the construction loan into the term loan are not satisfied in early 2017, both the construction loan and the revolver would become due immediately.

The $10 million in financing to be available under the revolving loan facility may be used for working capital, capital expenditures and other corporate purposes, but may not be used for the construction of the headquarters. In order to draw on either the construction loan or the revolving loan we are required to satisfy a number of conditions set forth in the loan agreement. We do not expect to satisfy all of the conditions necessary for draws on the construction loan prior to approximately September 1, 2015. See “U.S. Bank Term Loan and Revolving Loan Agreement” below.

We are currently in discussions regarding additional financing for equipment and furniture for our new corporate headquarters.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2014, our only available credit facility was a $3.0 million facility solely to support letters of credit. At September 30, 2014, we had cash and cash equivalents of $112.7 million.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013
Cash provided by (used in):
Operating activities	$(496)	$13,784	$69,365	$55,266
Investing activities	(32,936)	(19,783)	(39,153)	(23,119)
Financing activities	(2,493)	(2,686)	(2,334)	(19,754)

Free Cash Flow

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2014 and 2013, was $(33.0) million and $(186,000), respectively, and $32.7 million and $39.4 million for the twelve months ended September 30, 2014 and 2013, respectively. See “Non-GAAP Financial Measures” below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the nine months ended September 30, 2014 and 2013, our operating activities resulted in a net cash outflow of $496,000 and a net cash inflow of $13.8 million, respectively.

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

The $496,000 of net cash used by operating activities during the nine months ended September 30, 2014 was due to decreases in accounts payable of $27.5 million and accrued liabilities of $3.2 million, and increase in prepaids and other assets of $3.5 million. Accounts payable increased in Q4 2013 due to increased sales and in part due to the timing of key holiday sales. In 2013, the holiday sales season began later than in previous years, and as a result some of our payments to our suppliers for holiday sales were due in January 2014 rather than in December 2013. This caused a significant increase in accounts payable during Q4 2013 and a significant decrease in accounts payable during Q1 2014. Accrued liabilities increased during Q4 2013 due to the timing of some invoices related to marketing expenses and legal matters which were paid in Q1 2014. The net cash used by operating activities during the nine months ended September 30, 2014 was partially offset by non-cash depreciation and amortization expense of $12.8 million, net income of $7.5 million, deferred revenue of $3.3 million, stock-based compensation of $2.9 million and deferred income taxes of $2.9 million.

The $13.8 million of net cash provided by operating activities during the nine months ended September 30, 2013 was primarily from net income of $14.9 million, non-cash depreciation and amortization expense of $10.8 million, a reduction in accounts receivable of $4.6 million and reduction in inventory of $3.7 million, partially offset by a decrease in deferred revenue of $8.6 million, payments of accounts payable of $7.8 million, and a decrease in prepaids of $3.0 million.

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with expenditures for fixed assets, including internal-use software and website development costs, purchases, sales and maturities of marketable securities, and investments in precious metals. For the nine months ended September 30, 2014 investing activities resulted in net cash outflows of $32.9 million and resulting primarily from expenditures for fixed assets. Included in cash outflows for expenditures of fixed assets during the nine months ended September 30, 2014 is our purchase of land for approximately $11.0 million in connection with the construction of our new corporate headquarters.

For the nine months ended September 30, 2013, investing activities resulted in net cash outflows of $19.8 million, resulting primarily from expenditures for fixed assets of $14.0 million and investments in precious metals of $6.0 million.

Cash flows from financing activities

For the nine months ended September 30, 2014 and 2013, financing activities resulted in net cash outflows of $2.5 million and $2.7 million, respectively.

The $2.5 million used in financing activities during the nine months ended September 30, 2014 resulted primarily from $2.3 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods. Also included in this table are our obligations in connection with our recently announced corporate headquarters, some of which were incurred subsequent to September 30, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Operating leases	$2,677	$10,714	$8,483	$4,224	$3,826	$32,437	$62,361
Naming rights	1,311	1,351	1,391	—	—	—	4,053
Purchase obligations	14,949	511	—	—	—	—	15,460
Marketing, technology and other services	119	3,042	1,683	—	—	—	4,844
Headquarters construction costs	4,167	47,090	32,961	208	—	—	84,426
U.S. Bank term loan payments	—	186	1,800	2,955	3,177	52,648	60,766
Total contractual cash obligations	$23,223	$62,894	$46,318	$7,387	$7,003	$85,085	$231,910

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2014	2015	2016	2017	2018	Thereafter	Total
Letters of credit	$1,580	$—	$—	$—	$—	$—	$1,580

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

Purchase Obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2014. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Marketing, Technology and Other Services

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Headquarters Construction Costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build our corporate headquarters in Salt Lake City, Utah. We expect the total project costs to be approximately $96 million. Under the financing agreement described below we are required to fund the first $37.4 million of project costs before we can draw on the loan ($11 million of which we have already funded with cash on hand for our purchase of land). Our obligations include payments to become due under the Construction Agreement described below, project management and consulting agreements to assist us with design of the project and to manage the engineering and construction of the headquarters and campus, agreements with various firms for engineering and architectural services, anticipated expenditures for fixed assets, and various other anticipated obligations related to this project. These costs are based on our current project cost estimates, however the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

U.S. Bank Term Loan Payments

We have entered into a financing agreement related to this project (see "Borrowings" below). The amounts presented reflect our estimated payments of principal and interest based on our anticipated draws on the loan. The timing and amount of our draws on the loan could vary significantly from these estimates. Further, $45,760,000 of the amounts shown in the row titled "U.S. Bank term loan payments" are simply the repayment of the financing of $45,760,000 of costs shown in the row titled "Headquarters construction costs." Virtually all of these repayments are scheduled to occur after 2018.

Construction Agreement

We estimate the total cost of building our corporate headquarters, including the land and related equipment and furniture, at approximately $96 million over approximately the next 27 months. On October 14, 2014 our wholly owned subsidiary O.com Land entered into a construction agreement dated October 13, 2014 (the “Construction Agreement”) with Okland Construction Company Inc. (“Contractor”) regarding preconstruction and construction services to be provided by Contractor in connection with the construction of an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). As previously announced, the Project is to be built on land O.Com Land has recently purchased for approximately $11 million.

In accordance with the Project Milestones as described in the Construction Agreement, Contractor is required to Substantially Complete the Work (as such term is defined in the Construction Agreement) within 100 weeks following the commencement of the Construction Phase (as defined in the Construction Agreement) subject to modification under certain circumstances. Pursuant to the Construction Agreement, O.Com Land agreed to make progress payments to Contractor for construction services as set forth in the Construction Agreement, and subject to a 5% retention on progress payments for the Work.

Tax Contingencies

As of September 30, 2014 and December 31, 2013, tax contingencies were $662,000 and $495,000, respectively. We expect the total amount of tax contingencies to grow in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank Term Loan and Revolving Loan Agreement

On October 24, 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association and certain other banks. The Facility is governed by a Loan Agreement dated as of October 24, 2014 and collateral and other agreements. The Loan Agreement provides for an aggregate credit amount of $55,760,000, consisting of (i) a senior secured real estate loan of $45,760,000 (the “Real Estate Loan”) to be used to finance the development and construction of the Project described above, and (ii) a three-year $10,000,000 senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures. We must satisfy a number of conditions prior to any funding under the Facility, including making equity contributions of approximately $37.4 million toward the Project. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets.

The Real Estate Loan is intended initially to provide financing for the construction of the Project. On or about January 1, 2017, upon completion of the Project, the Real Estate Loan is designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). If the conditions to conversion are not satisfied in early 2017, all amounts outstanding under the facility will become immediately due and payable.

Amounts outstanding under the Real Estate Loan and the Term Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements with U.S. Bank and Compass Bank designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually. Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion, after which monthly payments of principal in the amount of $1.1 million annually plus interest will be due and payable, with a balloon payment of all then unpaid principal (estimated to be $38 million), interest and other amounts due and payable on the Term Loan due on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We will be required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

1.	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

2.	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);
3.    a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase, and
4.    minimum liquidity of at least $50,000,000.

In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants regarding certain indebtedness. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project.

As of October 28, 2014 no amounts had been borrowed under the Loan Agreement.

U.S. Bank Credit Agreement

We are party to a $3.0 million cash-collateralized line of credit agreement (the “Credit Agreement”) with U.S. Bank National Association (“U.S. Bank”) for the issuance of letters of credit. Advances under the Credit Agreement bear interest at one-month LIBOR plus 1.0%. The Credit Agreement matures on December 31, 2014. Amounts outstanding under the Credit Agreement were $0 at September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, letters of credit totaling $1.6 million were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in restricted cash in the accompanying consolidated balance sheets.

U.S. Bank Commercial Purchasing Card Agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2014, $471,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Total net revenue	$352,991	100%	$301,426	100%	$1,026,743	100%	$906,624	100%
Cost of goods sold	285,933	81.0	242,276	80.4	833,064	81.1	730,699	80.6
Gross profit	67,058	19.0	59,150	19.6	193,679	18.9	175,925	19.4
Less: Sales and marketing expense	25,428	7.2	22,463	7.5	72,363	7.0	60,376	6.7
Contribution and contribution margin	$41,630	11.8%	$36,687	12.2%	$121,316	11.8%	$115,549	12.7%

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

	Nine months ended September 30,		Twelve months ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in) operating activities	$(496)	$13,784	$69,365	$55,266
Expenditures for fixed assets, including internal-use software and website development	(32,544)	(13,970)	(36,641)	(15,896)
Free cash flow	$(33,040)	$(186)	$32,724	$39,370

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

Factors that May Affect Future Results

     As described above, subject to our need for additional financing for the completion of our future headquarters, we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, we will require additional financing for the completion of the headquarters. Further, all projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part II, “Risk Factors.”

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the Interest Rate Swap described below and elsewhere in this Form 10-Q, we do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

In connection with the credit facility described above, we have entered into interest rate swap transactions with U.S. Bank (53% of the combined notional amount) and Compass Bank (47% of the combined notional amount). The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.7 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps are intended to fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%.

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

At September 30, 2014, we had $112.7 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.1 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At September 30, 2014, we had assets consisting of precious metals totaling $8.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $89,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At September 30, 2014, letters of credit totaling $1.6 million were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $16,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

At September 30, 2014, we had cryptocurrency denominated assets totaling $346,000. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $3,460 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

At September 30, 2014, we had relationships with approximately 3,000 independent fulfillment partners whose products we offer for sale on our Website. Sales through our fulfillment partners accounted for approximately 90% of our net revenues for the three and nine months ended September 30, 2014, respectively. If we do not maintain our existing relationships or build new relationships with fulfillment partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with fulfillment partners are generally terminable at will by either party upon short notice.

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

Natural disasters, pandemics, and geo-political events could adversely affect our business.

Natural disasters, including hurricanes, cyclones, typhoons, tropical storms, floods, earthquakes and tsunamis, weather conditions, including winter storms, droughts and tornados, whether as a result of climate change or otherwise, pandemics, and geo-political events, including civil unrest or terrorist attacks, that affect us or our delivery services, suppliers, credit card processors or other service providers could adversely affect our business.

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

•
the need to comply with additional U.S. and foreign laws and regulations to the extent applicable, including but not limited to, restrictions on advertising practices, regulations governing online services, regulations governing or prohibiting the use of cryptocurrency such as bitcoin, restrictions on importation of specified or proscribed items, importation quotas, consumer protection laws, laws regarding intellectual property rights, laws dealing with consumer and data protection, privacy, encryption, and restrictions on pricing or discounts;

•changes in international laws, regulatory requirements, taxes and tariffs; and

•geopolitical events, such as war and terrorist attacks.

To the extent we generate international sales transactions in the future, any negative impact on our international operations could negatively impact our business. To date, most of our international sales have been denominated in U.S. dollars, and we have not had significant foreign currency risk on those sales. However, in the future, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as the U.S. Foreign Corrupt Practices Act, or laws governing or prohibiting the use of cryptocurrency such as bitcoin, could negatively impact our business.

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

We have purchased land to build a facility to serve as our future headquarters, and will have environmental and other risks, and may incur environmental expense and liabilities, in connection with the project, and under the environmental indemnity agreement we entered into in connection with our recent credit facility.

In the third quarter of 2014, we purchased land in preparation for our construction of our future headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that has been fully remediated pursuant to CERCLA. As purchaser of the property, O.com Land, LLC expects to be protected from CERCLA liability as a bona fide prospective purchaser ("BFPP") so long as in the construction of the headquarters, O.com Land, LLC follows certain requirements of the CERCLA statute and the consent decree governing Site remediation and the maintenance of BFPP status. Among other things, the consent decree requires that we not disturb the ground water by drilling new wells, or disturbing existing wells, and requires us to remediate any excavated soil material according to the specifications of the consent decree. We intend to strictly follow CERCLA and abide by the terms of the consent decree; however, there can be no guarantee that our subsidiary will succeed in maintaining

BFPP status. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we recently entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters we intend to build. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have entered into contracts and plan to spend approximately $96 million to build, equip and furnish a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

As we proceed with the design, development and construction of a facility for our new headquarters, we will incur the risks and expense of doing so. The design and construction of the headquarters we are planning will be complicated. We may encounter unanticipated developments affecting our estimates regarding the expense of the project. We may also encounter unanticipated delays in the negotiation of definitive agreements and/or the construction of the new facility. Any such difficulties could result in our default under the Loan Agreement and related agreements we have entered into with U.S. Bank and other banks, and could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

In connection with our design, development and construction of a facility for our new headquarters, we have entered into a syndicated senior secured credit facility, and may need to obtain additional financing as well.

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters is approximately $96 million. We have entered into a syndicated senior secured credit facility with U.S. Bank and other banks that is intended to provide us with construction and term financing of $45,760,000. The facility is designed to convert to an approximately 6.75-year term loan upon completion of construction. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, we may be unable to obtain or utilize the financing contemplated by the facility. If the financing we anticipate under the facility is not fully available to us for any reason, it would have a material adverse effect on our liquidity and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have pledged the land and our new headquarters and all related assets, as well as our inventory and accounts receivable and related assets, to secure our obligations under the syndicated senior secured credit facility.

We have pledged all of our assets relating to the new headquarters and the site on which it is to be located, as well as our inventory, accounts receivable and related assets, and most of our deposit accounts, to secure our obligations under the syndicated senior secured credit facility. The real estate loan and the revolving loan facilities included within the facility are cross-collateralized and cross-defaulted. If we were to default on either loan or have an Event of Default under the facility, the lenders would have the right to, among other things, foreclose on the collateral for our obligations under the facility.

We have entered into long-term interest rate swaps covering a period of approximately nine years.

In connection with the syndicated senior secured credit facility described above, we have entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we expect to incur in the near future for the Real Estate Loan. However, if for any reason the notional amounts subject to the swaps fail to substantially match our indebtedness for the Real Estate Loan at any time until the October 2023 maturity of the interest rate swaps, we would be exposed to potential liabilities under the swaps that might not be substantially offset by the interest payments we would owe under the loan agreement. If the lenders under the senior secured credit facility were to fail to fund the Real Estate Loan for any reason, we would remain liable for payments due under the swaps unless we settled the swaps. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are prohibited from using the $10 million revolving credit facility included in our syndicated senior secured credit facility with U.S. Bank and other banks for the construction of our future headquarters.

The $10 million revolving credit facility included in the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks prohibits us from using any proceeds of the revolving facility for any aspect of the construction of our future headquarters. Consequently, these funds will not be available for the construction costs of the facility.

We have entered into a Construction Agreement relating to the construction of the new headquarters; however, many aspects of the proposed construction remain subject to future agreement.

In October 2014 we entered into a Construction Agreement (the “Construction Agreement”) with Okland Construction Company Inc. (the “Contractor”) regarding preconstruction and construction services to be provided by the Contractor in connection with the construction of our corporate headquarters, together with related facilities and improvements. The Contractor has agreed that the work contemplated by the Construction Agreement will be performed for the Guaranteed Maximum Price (as defined in the Construction Agreement) and in accordance with the Construction Schedule (as defined in the Construction Agreement). However, neither the Guaranteed Maximum Price nor the Construction Schedule has been determined as of the date of the Construction Agreement or as of the date of this report, and the Construction Agreement provides that Contractor does not warrant or guarantee estimates or schedules except as they are included in the future as part of the Guaranteed Maximum Price and the final Project schedule and Construction Schedule. Further, both the Guaranteed Maximum Price and the Construction Schedule are subject to change after they have been determined. Because many aspects of the proposed construction remain subject to future agreement, there is a risk of difficulties under the Construction Agreement, any of which if not resolved to the satisfaction of us and the Contractor could cause difficulties with the construction of our headquarters, any of which in turn could cause us to default under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to incur substantial indebtedness.

At September 30, 2014, we had no indebtedness for borrowed money, and our only credit facility was a $3 million facility for the issuance of letters of credit. However, we expect to incur substantial indebtedness under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks, and we expect to incur substantial additional indebtedness in connection with the completion of our headquarters. In addition, we expect to incur up to the full $10 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and other expenses. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our decision to accept and hold cryptocurrency, such as bitcoins, may subject us to exchange risk and additional tax and regulatory requirements.

In January 2014, we began accepting bitcoins as a form of payment for purchases on our website. Bitcoin is a cryptocurrency that uses cryptography to control the creation and transfer of the currency between individual parties. Bitcoin is not considered legal tender or backed by any government. Since inception in 2009, bitcoins have experienced price volatility, technological glitches and various law enforcement and regulatory interventions. At present we do not accept bitcoin payments directly, but use a third party vendor to accept bitcoin payments on our behalf. That third party vendor then immediately converts the bitcoin payments into U.S. dollars so that we receive payment for the product sold at the sales price in U.S. dollars.

In September 2014 we launched an updated international checkout system which allows us to accept bitcoin globally. The use of cryptocurrency such as bitcoin has been prohibited or effectively prohibited in some countries. Authorities in other countries have issued statements or regulations prohibiting financial institutions or others from holding or dealing in cryptocurrency. Authorities in some countries have issued statements or regulations to the effect that cryptocurrency is not legal tender. Authorities in many other countries have issued warnings about their perceptions of the risks of dealing in bitcoin or other cryptocurrency and/or announcing that cryptocurrency is subject to money laundering or other laws or to taxation, or that the authorities are studying the legality of cryptocurrency. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

We have also begun accumulating bitcoin in an amount of approximately 10% of the amount of our bitcoin-denominated sales as well as other cryptocurrency. Consequently, we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This will subject us to additional exchange risk and other risks as described above, which may have an adverse effect on our results. There is also uncertainty regarding the current and future accounting treatment and tax, legal, and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. Such accounting, legal, regulatory, and tax developments or other requirements may adversely affect us.

Our effort to develop code for the purposes of facilitating the creation of a decentralized facility for the trading of securities is an area in which we have limited experience, may be expensive, and is subject to the resolution of significant technical and legal and regulatory constraints.

We are working to develop code for the purposes of facilitating the creation of a decentralized facility for the trading of securities. Although we have hired employees with significant experience in the technical workings of Bitcoin and other cryptocurrencies, we do not have significant experience with the types of projects we are now pursuing. These projects may be expensive, and are subject to substantial risk that they may ultimately be unsuccessful. Further, the creation of a decentralized facility for the trading of securities would be subject to the future resolution of numerous significant legal and regulatory constraints and prohibitions. Consequently, even if all technical challenges to these projects were solved, the legal and regulatory constraints and prohibitions may be insurmountable.

We may be adversely affected by fluctuations in precious metal prices.

At September 30, 2014 our investment in precious metals was $8.9 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At September 30, 2014, our accumulated deficit was $154.1 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we had net income of $7.5 million for the nine months ended September 30, 2014 and $16.3 million in fiscal 2013 (net of taxes which includes the release of our valuation allowance on our deferred tax assets), we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

•
the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure including those relating to our construction of our new corporate headquarters;

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
10.1
First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, a Utah limited liability company and wholly owned subsidiary of Overstock.com, Inc., and Gardner Bingham Junction Holdings, L.C., a Utah limited liability company, and Arbor Bingham Junction Holdings, L.C., a Utah limited liability company (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on August 6, 2014 (File No. 000-49799).

10.2
Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, a Utah limited liability company and wholly owned subsidiary of Overstock.com, Inc., and Gardner Bingham Junction Holdings, L.C., a Utah limited liability company, and Arbor Bingham Junction Holdings, L.C., a Utah limited liability company (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on September 8, 2014 (File No. 000-49799).

10.3
Purchase and Sale Agreement dated September 17, 2014 with the Redevelopment Agency of Midvale City (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on September 23, 2014 (File No. 000-49799).

10.4
Purchase Option Agreement dated September 17, 2014 with the Redevelopment Agency of Midvale City (incorporated by reference to exhibit 10.2 to our Report on Form 8-K filed on September 23, 2014 (File No. 000-49799).

10.5
Loan Agreement dated as of October 24, 2014 by and between Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and the other Banks party thereto from time to time (the “Loan Agreement”) (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.6
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to exhibit 10.2 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.7
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to Compass Bank pursuant to the Loan Agreement (incorporated by reference to exhibit 10.3 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.8
Swing Line Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank National Association as Swing Line Bank pursuant to the Loan Agreement (incorporated by reference to exhibit 10.4 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.9
Construction Note dated October 24, 2014 made by O.com Land, LLC to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to exhibit 10.5 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.10
Construction Note dated October 24, 2014 made by O.com Land, LLC to Compass Bank pursuant to the Loan Agreement (incorporated by reference to exhibit 10.6 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

	10.11	Form of Term Note to be made by O.com Land, LLC pursuant to the Loan Agreement (incorporated by reference to exhibit 10.7 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).
10.12
Security Agreement dated October 24, 2014 between Overstock.com, Inc. and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to exhibit 10.8 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.13
Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated October 24, 2014, made by O.com Land, LLC to First American Title Insurance Company, as trustee, and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to exhibit 10.9 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.14
Assignment of Construction and Development Documents dated October 24, 2014, made by O.com Land, LLC in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to exhibit 10.10 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.15
Assignment of Project Management Agreement dated October 24, 2014, made by O.com Land, LLC to U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time and acknowledged and consented to by Gardner CMS, L.C., as project manager (incorporated by reference to exhibit 10.11 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.16
Repayment and Completion Guaranty dated October 24, 2014, made by Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to exhibit 10.12 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.17
Environmental Indemnity Agreement dated October 24, 2014, made by O.com Land, LLC and Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to exhibit 10.13 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.18
ISDA Master Agreement and Schedule entered into on October 24, 2014 but dated as of August 26, 2014 between U.S. Bank National Association and O.com Land, LLC (the “Master Agreement”), (incorporated by reference to exhibit 10.14 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.19
ISDA Master Agreement and Schedule dated as of October 27, 2014 between Compass Bank and O.com Land, LLC (the “Master Agreement”), (incorporated by reference to exhibit 10.15 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.20
Unlimited Continuing Guaranty (Swap Transactions) entered into on October 24, 2014 but dated as of October 22, 2014 made by Overstock.com, Inc. to U.S. Bank National Association (incorporated by reference to exhibit 10.16 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.21
Confirmation of swap transaction dated October 24, 2014 from U.S. Bank National Association to O.com Land, LLC (incorporated by reference to exhibit 10.17 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.22
Confirmation of swap transaction dated October 27, 2014 from Compass Bank to O.com Land, LLC (incorporated by reference to exhibit 10.18 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.23
Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc. (incorporated by reference to exhibit 10.19 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).

10.24	Notice of Termination of Option Agreement dated October 24, 2014 (incorporated by reference to exhibit 10.20 to our Report on Form 8-K filed on October 28, 2014 (File No. 000-49799).
10.25
Construction Agreement, dated as of October 13, 2014 by and between O.Com Land, LLC and Okland Construction Company Inc. but executed on October 14, 2014  (incorporated by reference to exhibit 10.1 to our Report on Form 8-K filed on October 20, 2014 (File No. 000-49799).

31.1	Exhibit 31.1 Certification of Chief Executive Officer
31.2	Exhibit 31.2 Certification of Chief Financial Officer
32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2014, filed with the SEC on October 28, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.(1)

___________________________________________

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

Date:	October 28, 2014	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management