Form 10-K
period 2014-12-31
OVERSTOCK.COM, INC
filed 2015-03-12
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2014), was approximately $186.9 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 24,267,099 shares of the Registrant’s common stock, par value $0.0001, outstanding on March 2, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2015 Annual Stockholders
Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, O.co, Club O, Main Street Revolution, Worldstock Fair Trade, Worldstock and OVillage are registered trademarks. O.biz, Club O Dollars and OGlobal are trademarks of Overstock.com, Inc. The Overstock.com, Club O, and Worldstock Fair Trade logos are also registered trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

SPECIAL CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference, as well as our other public documents and statements our officers and representatives may make from time to time, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. The forward-looking statements include all statements other than statements of historical fact, including, without limitation, all statements regarding:

•	the anticipated benefits and risks of our business and plans;

•	our beliefs regarding our ability to attract and retain customers in a cost-efficient manner;

•	the anticipated effectiveness of our marketing;

•	our future operating and financial results, including any projections of revenue, capital expenditures or other financial measures or amounts;

•
our plans and expectations regarding our design and construction of an office campus in Salt Lake City to serve as our corporate headquarters; our beliefs and expectations regarding the adequacy of our office and warehouse facilities and our anticipated transition from our current facilities to our anticipated new facilities;

•
our expectations regarding the benefits and risks of the Construction Agreement and related agreements we recently entered into in connection with our construction of our planned corporate headquarters and of the credit facility we recently entered into for the purpose of, among other things, financing a portion of the costs of that construction;

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

•	our decision to acquire and hold bitcoins and other cryptocurrencies and our expectations regarding the advantages and risks of doing so;

•
the competition we currently face and will face in our business as the ecommerce business continues to evolve and to become more competitive, and as additional competitors, including competitors based in China or elsewhere, continue to increase their efforts in our primary markets;

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding our recently-announced launch of our Supplier Oasis Fulfillment Services and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our recently-announced launch of our Farmers Market offerings;

•	our plans and expectations regarding our recently-announced launch of insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

•	our beliefs regarding the adequacy of our insurance coverage;

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

•	our belief that we and our partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our belief that our sales through other ecommerce marketplace channels will be successful and will become an important part of our business; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.
Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

•	changes in U.S. and global economic conditions and consumer spending;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online;

•	any failure to maintain our existing relationships or build new relationships with partners on acceptable terms;

•	any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers;

•	problems with cyber security or data breaches or Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

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

•
any difficulties we may encounter in connection with our Supplier Oasis Fulfillment Services and our efforts to provide multi-channel fulfillment services, our Farmers Market offerings, our insurance product offerings, our consumer finance offerings or other businesses or product or service offerings outside of our main shopping website offerings;

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

•
any difficulties we may encounter as a consequence of accepting or holding bitcoins or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoins or other cryptocurrencies as an acceptable medium of exchange or otherwise;

•
competition, including competition from well-established competitors including Amazon.com, and from others including competitors with business models that may include delivery capabilities that we may be unable to match;

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	fluctuations in our operating results;

•	difficulties we may encounter in connection with our efforts to expand internationally;

•	difficulties we may encounter in connection with our efforts to offer additional types of services to our customers, including insurance products and consumer financing;

•
difficulties we may encounter in connection with our efforts to develop code for the purposes of facilitating the creation of a decentralized facility for the trading of securities, and to create such a decentralized trading facility;

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
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Annual Report on Form 10-K in Part I, Item 1A under the caption “Risk Factors” in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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

PART I
ITEM 1. BUSINESS
           The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report on Form 10-K, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or in Section 1A under the heading "Risk Factors" or elsewhere in this Annual Report on Form 10-K.
Introduction
We are an online retailer offering price-competitive brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. Our Website offers our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We sell products primarily in the United States.
As used herein, “Overstock,” “Overstock.com,”, “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.
Our Business
We deal primarily in price-competitive, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "partner" business. We currently offer approximately 683,000 non-BMMG products and approximately 696,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2014, 2013 and 2012 no single customer accounted for more than 1% of our total net revenue.
Direct business
Our direct business includes sales made to individual consumers and businesses, from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2014, we fulfilled approximately 10% of our order volume through our warehouse, which generally ships between 2,000 and 5,000 packages per day and up to approximately 12,000 packages per day during peak periods, using overlapping daily shifts.
Partner business
For our partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 3,200 third parties who supply approximately 667,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.
Both direct and partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue for the foreseeable future. To the extent possible we maintain supplier relationships, and seek new supplier relationships, for both our direct and partner businesses, and also use our working capital, to ensure a continuous allotment of product offerings for our customers. Because a portion of our product offerings are closeout merchandise, some of our suppliers cannot supply products to us on a continuous basis.
Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our partner business, we generally receive payments from our customers before our payments to our suppliers are due.
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

•
Supplier Oasis Fulfillment Services ("SOFS"), a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into our distribution network;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Farmers Market, a tab within our Website where our customers can order locally grown fresh produce and other food products;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

•
an online car listing service which allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle.

Manufacturer, Supplier and Distribution Relationships
Generally, we do not enter into contracts with manufacturers or other suppliers that guarantee the availability of merchandise for a set duration. Our manufacturer and supplier relationships are based on historical experience with manufacturers and other suppliers and do not obligate or entitle us to receive merchandise on a long-term or short-term basis. In our direct business, we purchase the products from manufacturers or other suppliers using standard purchase orders. Generally, suppliers do not control the terms under which products are sold through our Website.
Products
Our Website Shopping section is organized into 28 main product and service lines or featured categories: For the Home, Furniture, Bed & Bath, Women, Men, Jewelry, Watches, Health & Beauty, Electronics, Worldstock, Sports & Outdoors, Baby, Books Movies Music Games, Kids, Luggage & Bags, Toys & Hobbies, Craft & Sewing, Office, Clothing & Shoes, Gifts & Flowers, Pet Supplies, Liquidations, As Seen on TV, Emergency Preparedness, Farmers Market, Main Street Revolution, Pet Adoption, and Sales. From time to time, as the number of products and services and product or featured categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

For the years ended December 31, 2014, 2013 and 2012, the percentages of sales contributed by similar classes of products were as follows:

Product Lines	2014	2013	2012
Home and garden(1)
Furniture	32%	31%	27%
Home decor	18%	17%	15%
Other	24%	24%	24%
Total home and garden	74%	72%	66%
Jewelry, watches, clothing and accessories	12%	13%	16%
BMMG, electronics and computers	4%	4%	6%
Other	10%	11%	12%
Total	100%	100%	100%
(1) Home and garden includes furniture, home decor, garden and patio, kitchen and dining, bedding, home improvement, housewares and other related products.
Sales and Marketing
We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, print ads, and event sponsorships.
Customer Service
We are committed to providing superior customer service. We staff our customer service department with dedicated in-house and outsourced professionals who respond to phone, instant online chat and e-mail inquiries on products, ordering, shipping status, returns and other areas of customer inquiry.
Technology
We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is located in a co-location facility in Salt Lake City. We also have other data centers which we use for backups, redundancy, development, testing, disaster recovery, and our corporate systems infrastructure.
Competition
Internet retail is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•	price;

•	product quality and selection;

•	shopping convenience;

•	website organization and load speed;

•	order processing and fulfillment;

•	order delivery time;

•	customer service;

•	website functionality on mobile devices;

•	brand recognition; and

•	brand reputation.
We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	liquidation e-tailers;

•	online discount general retailers;

•	private sale sites;

•	online specialty retailers; and

•	traditional general merchandise and specialty retailers and liquidators, many of which have a significant online presence.
Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, or have options for in-store product pick-up options or allow in-store returns and offer other delivery and returns options that we do not have. New technologies and the continued enhancement of existing technologies and developments in related areas, such as same-day product deliveries, also may increase competitive pressures on us. Our competitors include Amazon.com, Inc and Wayfair LLC. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").
Seasonality
Our business is affected by seasonality because of the holiday retail season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 31.4%, 30.5% and 31.1% of our annual revenue during the fourth quarter of 2014, 2013, and 2012, respectively.
Financial Information about Business Segments and Geographic Areas
See Item 15 of Part IV, "Financial Statements"—Note 21. Business Segments for information regarding our business segments and geographical areas.
Intellectual Property and Trade Secrets
We regard our domain names and similar intellectual property as critical to our success. We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights, including the law pertaining to trade secrets. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property or trade secrets without authorization. In addition, we cannot ensure that others will not independently develop similar intellectual property. Although we have registered and are pursuing the registration of our key trademarks in the United States and some other countries, some of our trade names may not be eligible to receive registered trademark protection. In addition, effective trademark protection may not be available or we may not seek protection in every country in which we market or sell our products and services, including in the United States. Additionally, our efforts to protect our trade secrets may not succeed.
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
These and other types of claims could result in increased costs of doing business in the form of legal expenses, adverse judgments or settlements or require us to change our business practices in expensive and significant ways. In addition, litigation could result in interpretations of the law that may limit our current or future business, require us to change our business practices, or otherwise increase our costs.
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

For further information, see the information set forth under Item 15 of Part IV, "Financial Statements"—Note 13. Commitments and Contingencies, Legal Proceedings, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
Government Regulation
Our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our privacy policies and advance notice of any changes to our policies and, with limited exceptions we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs.
New disclosure and reporting requirements, established under existing or new state or federal laws could increase the cost of doing business, adversely affecting our results of operations.
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

As with the state and federal law, these same types of regulatory laws in foreign countries where international customers reside, may also apply to us and, in the case of non-compliance, may subject us to penalties and other requirements that could have an adverse effect on our business.
Employees
At December 31, 2014, we had approximately 1,700 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry has historically been intense, particularly for software engineers and other technical staff.
Executive Officers of the Registrant
The following persons were executive officers of Overstock as of March 2, 2015:

Executive Officers	Age	Position
Patrick M. Byrne	52	Chief Executive Officer and Director
Stormy D. Simon	46	President and Director
Mark J. Griffin	59	Senior Vice President, General Counsel and Corporate Secretary
Robert P. Hughes	55	Senior Vice President, Finance and Risk Management
Carter P. Lee	44	Senior Vice President, Technology
Seth L. Marks	41	Senior Vice President, Merchandising and Strategic Sourcing
David J. Nielsen	45	Senior Vice President, Business Development
Sam "Saum" Noursalehi	35	Senior Vice President, Product Development
Brian L. Popelka	48	Senior Vice President, Supplier, Customer and People Care

Dr. Patrick M. Byrne has served as our Chief Executive Officer (principal executive officer) and as a Director since 1999, and as Chairman of the board of directors from 2001 through 2005 and 2006 through March 2014. From 1997 to 1999, Dr. Byrne served as President and Chief Executive Officer of Fechheimer Brothers, Inc., a manufacturer and distributor of uniforms. From 1995 until its sale in September 1999, Dr. Byrne was Chairman, President and Chief Executive Officer of Centricut, LLC, a manufacturer and distributor of industrial torch parts. From 1994 to the present, Dr. Byrne has served as a Manager of the Haverford Group, an investment company and an affiliate of Overstock. Dr. Byrne has a Bachelor of Arts

Degree in Chinese studies from Dartmouth College, a Master's Degree from Cambridge University as a Marshall Scholar, and a a doctorate in philosophy from Stanford University.
Ms. Stormy D. Simon has served as President since April 2014. Ms. Simon previously served as Co-President. Ms. Simon has also served as a member of our board of directors since 2011. Ms. Simon previously served as our Senior Vice President, Customer and Partner Care; Senior Vice President, Marketing; Vice President, BMMG; Travel and Off-Line Advertising; Chief of Staff and as our Director of B2B. Prior to joining Overstock in 2001, Ms. Simon worked in the media and travel industries.
Mr. Mark J. Griffin has served as Senior Vice President, General Counsel since February 2014. He also serves as Corporate Secretary. He began his service as Vice President and General Counsel when he joined Overstock in 2006. Before joining Overstock, Mr. Griffin was a partner at the Salt Lake City law firm, Woodbury & Kesler. Prior to that, Mr. Griffin was Director of the Utah Securities Division, Deputy Secretary of State for the State of Nevada, and also served as an Assistant Utah Attorney General handling securities, antitrust cases and white collar fraud prosecutions. Mr. Griffin served in the leadership of the North American Securities Administrators Association, including serving as its President, and is an active member of the Utah State Bar with Juris Doctor and Bachelor of Arts degrees from Brigham Young University.
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
Mr. Carter P. Lee has served as our Senior Vice President, Technology since February 2015. Prior to this, Mr. Lee was Vice President, Technology Operations from 2008 through January 2015, Director, Internal Systems from 2004 through 2007 and a Systems Engineer from 2001 through 2003. Prior to joining Overstock.com, Mr. Lee was a Systems Engineer for Hospice of the Valley and Vice President of Technology for Motherboard Discount Center in Phoenix, AZ.
Mr. Seth L. Marks has served as our Senior Vice President, Merchandising and Strategic Sourcing since April 2014. Prior to this, Mr. Marks was Vice President of Sales and Special Acquisitions. Before joining Overstock.com in 2013, Mr. Marks served as Chief Marketing Officer and President of the acquisition group of Tuesday Morning Corporation beginning in 2011. Prior to this, Mr. Marks was named as CEO of Talon Merchant Capital in 2008, which later became part of Liquidation World. Additionally, Mr. Marks co-founded Big Lots Capital, the special acquisitions arm of Big Lots, Inc., and served there as the Vice President of Merchandising.
Mr. David J. Nielsen has served as Senior Vice President, Business Development since August 2014. Mr. Nielsen previously served as Co-President and as Senior Vice President, Merchandising & Supply Chain. Prior to joining Overstock in 2009, Mr. Nielsen was with Payless ShoeSource, Inc., a shoe retailer from 2005 through 2009. At Payless he held a variety of positions, most recently serving as the Vice President of Merchandise Distribution. Additionally, Mr. Nielsen worked at Old Town Imports, LLC, a retail company, where he served as President and CEO. Mr. Nielsen holds a Bachelor's Degree in Business Management with an emphasis in Marketing from Brigham Young University.
Mr. Saum Noursalehi has served as our Senior Vice President, Product Development since February 2015. Mr. Noursalehi previously served as Senior Vice President, Marketing, as Vice President of OLabs, a research and development group within the Company, and as Vice President of new product development. Prior to his appointment as a Vice President, Mr. Noursalehi was the Company’s senior director of website, mobile and search engine optimization. Mr. Noursalehi has been with Overstock since 2005. Prior to joining Overstock Mr. Noursalehi worked as a software developer. Mr. Noursalehi holds a bachelor's degree in Computer Science from the University of Utah.
Mr. Brian L. Popelka has served as our Senior Vice President, Supplier, Customer and People Care since June 2013. Mr. Popelka previously served as Vice President of Customer Care. Since joining Overstock in 2002, Mr. Popelka has held several positions including the director of Books, Media, Movies and Games Department, and was the manager of the Business-to-Business Department. Mr. Popelka holds a bachelor's degree in Journalism, Broadcasting, Film and History from the University of Nebraska in Lincoln.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Investor Relations section of our main website, www.overstock.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Annual Report on Form 10-K.
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

Our business depends upon the widespread use of the Internet and e-commerce. Factors which could reduce the widespread use of the Internet for e-commerce include:

•	actual or perceived lack of security of information or privacy protection;

•	cyber-attacks or other disruptions or damage to the Internet or to users’ computers or mobile devices, or the software or cloud-based service programs on which they may depend;

•	significant increases in the costs of transportation of goods; and

•	taxation and governmental regulation.

We depend on our relationships with independent partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At December 31, 2014, we had relationships with approximately 3,200 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 90% of our net revenues for the year ended December 31, 2014. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice.

We depend on our partners to perform critical services regarding the products that we offer.

In general, we agree to offer the partners’ products on our Website and these partners agree to conduct a number of other traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We have no ability to ensure that these third parties will continue to perform these services to our satisfaction or on terms we or our customers consider reasonable. In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and brand would suffer.

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

We rely upon our partners and other suppliers for the product offerings sold on our website and other products and services we use to run our business. Our ability to retain or attract new partners and other suppliers may depend in part on our financial performance. Poor financial performance could result in suppliers choosing to limit or suspend doing business with us or require us to prepay for our purchases. Further, some manufacturers are unwilling to offer products for sale on the Internet or on sites like ours. Our inability to source and offer popular products could be a significant problem for us.

Our business depends on our Website, network infrastructure and transaction-processing systems.

As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could substantially reduce our ability to conduct our business. If our Website and related systems fail at any time to operate well and quickly enough to satisfy a potential customer, we may quickly lose the opportunity to convert that potential customer into an actual or regular customer. We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems.

If the facility where substantially all of our computer and communications hardware is located fails, our business, prospects, financial condition and results of operations could be harmed.

If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Salt Lake City, Utah. In the event of an earthquake or other local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business.

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

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes. When this occurs, our financial results may suffer from reduced revenues and from increased marketing expenses as we seek to replace lost revenues by using other sources.

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

We depend on effective marketing and high customer traffic. We have many initiatives in this area, and often change our advertising and marketing programs. The results of our advertising and marketing programs vary. If we are unable to develop and implement effective and efficient advertising and marketing programs, our business and results of operations would be harmed.

Our business relies heavily on email, and any restrictions on the sending of commercial email could have a material adverse effect our business.

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Changes in webmail applications’ organization or prioritization of email could reduce the number of potential customers opening our email. For example, Google Inc.’s Gmail service introduced a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

We intend to increase the amount we spend on Club O Rewards to Club O members and decrease the amount we spend on coupon marketing to non-Club O members, which may adversely affect our revenues.

We engage in significant promotional activities involving coupons, and we depend heavily on coupon marketing to generate sales. We intend to attempt to increase the amounts we spend on Club O Rewards to members of Club O, and to decrease the amounts we spend on coupon marketing to non-Club O members. If we are unable to generate sales to Club O members at rates equal to or better than the rates we have been generating through our coupon marketing to non-Club O members, our business, financial condition and operating results could be materially adversely affected.

We depend upon third parties for all or substantially all of the services we offer.

In addition to the many third parties we rely on in connection with our sale and the delivery of products to our customers, we depend upon third parties for all or substantially all of the services we offer, including our insurance offerings, our consumer financing offerings, our new and used car listings, our car-related services and our pet adoption services. Service offerings are inherently different from product offerings, and we may encounter difficulties with our services offerings that may be different from the types of issues we face with our product offerings.

We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our Website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims and litigation. A number of large Internet companies have suffered security breaches, many of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks in which attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

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

Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated Internet retailers, government organizations and others. Any breach, whether it affects us directly or not, could cause our customers to lose confidence in the security of our site or the use of the Internet and e-commerce in general. If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to claims. The claims could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Any of these types of claims could materially adversely affect our business.

Cyber-attacks affecting our suppliers, delivery services or other service providers could adversely affect us.

We depend on our partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. We also depend on delivery services to deliver products, and on other service providers, including suppliers of services which support Website operations, including payment systems, customer service support, and communications. Cyber-attacks affecting our delivery services or any of our most significant suppliers or affecting a significant number of our suppliers of products or services could have a material adverse effect on our business. The adverse effects could include our inability to source product or fulfill orders, our customers’ or suppliers’ inability to contact us or access our Website or call centers or chat lines, or the compromise of our customers’ confidential data.

Credit card fraud and our response to it could adversely affect our business.

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit or cause credit card or payment system companies to disallow their cards’ use for customer payments for the goods and services we sell. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers.

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

We cannot provide any assurance that the types, coverage, or the amounts of any insurance coverage we may carry from time to time will be adequate to compensate us for any losses we may actually incur in the operation of our business. We also cannot provide any assurance that any insurance we may desire to purchase will be available to us on terms we find acceptable or at all. Similarly, we are not indemnified by all our suppliers, nor can we be certain that any indemnification rights we may have are enforceable or would be adequate to cover actual losses we may incur as a result of the sale or use of products our indemnitors provide to us. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors, could harm our business, prospects, financial condition and results of operations.

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•liquidation e-tailers such as SmartBargains;

•	online retailers with discount departments such as AliExpress (part of the Alibaba Group), Amazon.com, Inc., eBay, Inc., and Rakuten.com, Inc. (formerly Buy.com, Inc.);

•	private sale sites such as Gilt Groupe and Rue La La;

•	online specialty retailers such as Blue Nile, Inc., Bluefly, Inc., Wayfair, LLC, Zappos.com, and Zulily, Inc.; and

•
traditional general merchandise and specialty retailers and liquidators such as Barnes and Noble, Inc., Best Buy Co. Inc., Costco Wholesale Corporation, Home Depot, Inc., J.C. Penny Company, Inc., Ross Stores, Inc., Sears Holding Corporation, T.J. Maxx, Target Corporation, and Wal-Mart Stores, Inc. all of which also have an online presence.

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

Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business. For example, to the extent that we enter new lines of businesses such as third party logistics or discount brick and mortar retail, we are or would be competing with large established businesses such as APL Logistics and Ross Stores, Inc. We are currently offering insurance products, and as such face competition from large established businesses with substantially more experience than we have. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., and AutoTrader.com, Inc. We no longer offer online auctions services or real estate listing services.

Mobile commerce and our Club O offerings are becoming increasingly significant to us.

Mobile commerce and our Club O offerings are becoming increasingly significant to us. Customers who use mobile devices and customers who join Club O may behave differently from our other customers. For example, the conversion rate of purchases from mobile devices is lower than from other sources. If our mobile customers or our Club O customers are less profitable to us than our other customers, our business could be harmed.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Many other states currently have passed similar laws and others have legislative proposals under consideration. In a case that went up on appeal, an Illinois state court struck down on constitutional grounds a similar Illinois statute, and the Illinois Supreme Court has upheld that decision. If such laws survive constitutional challenge, we may elect to discontinue in those states valuable marketing through the use of affiliates based in those states, or may begin to collect taxes in those states. In either event, our business could be harmed. Further, our business could be harmed if one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise.

The United States Senate passed the Marketplace Fairness Act of 2013 (“MFA”), but it failed to pass in the United States House of Representatives. There continue to be efforts to revive and pass MFA or MFA-type legislation in the current Congress. MFA or MFA-type legislation would permit qualifying states to force remote sellers like us to collect taxes in states where we have no physical presence. If the MFA or MFA-type legislation becomes law, our business could be harmed.

Other states have enacted forms of economic taxes to which we may be subject. We have been subject to and in the past contested an audit by one such state of an economic tax assessment and settled the audit demand by payment of a diminished assessment without penalty or interest. Other businesses have contested the constitutionality of these economic taxes, but these challenges are not yet concluded. If other states enact and commence enforcement of similar commercial activity tax laws, these could harm our business.

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. In Colorado, a federal court on constitutional grounds granted a preliminary injunction against the state’s enforcement of its tax-notice and reporting law. Colorado appealed, and the injunction was overturned on jurisdictional grounds. The ruling is being appealed to the United States Supreme Court, and the plaintiff has also commenced an action in Colorado state court, challenging the law. The Colorado state court has issued a preliminary injunction suspending the law's enforcement on constitutional grounds. In February 2014, another bill was introduced in the Colorado House of Representatives that would require retailers without a physical presence in Colorado to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. Other states have enacted similar legislation and more states may enact these laws, or other laws to force or encourage through economic pressures remote retailers to collect and remit sales tax, despite constitutional prohibitions. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting.

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

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand.

We are attempting to expand our international business, which may cause our business to become increasingly susceptible to numerous risks and challenges that could affect our profitability.

We sell products in international markets, and are attempting to expand into these markets more aggressively. International sales and transactions, and our efforts to expand them, are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

•changes in international laws, regulatory requirements, taxes and tariffs;
•geopolitical events, such as war and terrorist attacks;

•	our limited experience with different local cultures and standards;
•the risk that the products we offer may not appeal to customers in international markets; and
•the additional resources and management attention required for such expansion.

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

We have purchased land to build a facility to serve as our future headquarters, and have environmental and other risks, and may incur environmental expense and liabilities, in connection with the project, and under the environmental indemnity agreement we entered into in connection with our recent credit facility.

In the third quarter of 2014, we purchased land in Salt Lake City, Utah in preparation for our construction of our future headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that has been fully remediated pursuant to CERCLA. As purchaser of the property, O.com Land, LLC expects to be protected from CERCLA liability as a bona fide prospective purchaser ("BFPP") so long as in the construction of the headquarters, O.com Land, LLC follows certain requirements of the CERCLA statute and the consent decree governing Site remediation and the maintenance of BFPP status. Among other things, the consent decree requires that we not disturb the ground water by drilling new wells, or disturbing existing wells, and requires us to remediate any excavated soil material according to the specifications of the consent decree. We intend to strictly follow CERCLA and abide by the terms of the consent decree; however, there can be no guarantee that our subsidiary will succeed in maintaining BFPP status. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we recently entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters we intend to build. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have entered into contracts and plan to spend approximately $95 million to build, equip and furnish a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

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

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters is approximately $95 million. We have entered into a syndicated senior secured credit facility with U.S. Bank and other banks that is intended to provide us with construction and term financing of $45.8 million. The facility is designed to convert to an approximately 6.75 year term loan upon completion of construction. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, we may be unable to obtain or utilize the financing contemplated by the facility. If the financing we anticipate under the facility is not fully available to us for any reason, it would have a material adverse effect on our liquidity and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have pledged the land and our new headquarters and all related assets, as well as our inventory and accounts receivable and related assets, to secure our obligations under the syndicated senior secured credit facility.

We have pledged all of our assets relating to the new headquarters and the site on which it is to be located, as well as our inventory, accounts receivable and related assets, and most of our deposit accounts, to secure our obligations under the syndicated senior secured credit facility. The real estate loan and the revolving loan facilities included within the facility are cross-collateralized and cross-defaulted. If we were to default on either loan or have an Event of Default under the facility, the lenders would have the right to, among other things, foreclose on the collateral for our obligations under the facility, which would have a material adverse effect on our liquidity and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We have entered into long-term interest rate swaps covering a period of approximately nine years.

In connection with the syndicated senior secured credit facility described above, we have entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we expect to incur in 2015 and 2016 for the Real Estate Loan. However, if for any reason the notional amounts subject to the swaps fail to substantially match our indebtedness for the Real Estate Loan at any time until the October 2023 maturity of the interest rate swaps, we would be exposed to potential liabilities under the swaps that might not be substantially offset by the interest payments we would owe under the loan agreement. If the lenders under the senior secured credit facility were to fail to fund the Real Estate Loan for any reason, we would remain liable for payments due under the swaps unless we were to settle the swaps. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may fail to qualify for hedge accounting treatment.

In connection with the financing we obtained to fund a portion of the construction of our new corporate headquarters, we have entered into interest rate swap transactions with certain of our lenders intended to minimize our exposure to various interest rate risks. At inception in 2014 we designated these swaps as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instruments are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in their fair value will be recognized as part of net income, rather than being recognized as part of other comprehensive income.

We have entered into a Construction Agreement relating to the construction of the new headquarters; however, many aspects of the proposed construction remain subject to future agreement.

In October 2014, we entered into a Construction Agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided in connection with the construction of our corporate headquarters, together with related facilities and improvements. Okland has agreed that the work contemplated by the Construction Agreement will be performed for the Guaranteed Maximum Price (as defined in the Construction Agreement) and in accordance with the Construction Schedule (as defined in the Construction Agreement). However, neither the Guaranteed Maximum Price nor the Construction Schedule had been finalized as of the date of the Construction Agreement or as of March 2, 2015, and the Construction Agreement provides that Okland does not warrant or guarantee estimates or schedules except as they are included in the future as part of the Guaranteed Maximum Price and the final Project schedule and Construction Schedule. Further, both the Guaranteed Maximum Price and the Construction Schedule are subject to change after they have been determined. Because many aspects of the proposed construction remain subject to future agreement, there is a risk of difficulties under the Construction Agreement, any of which if not resolved to the satisfaction of us and Okland could cause difficulties with the construction of our headquarters, any of which in turn could cause us to default under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to incur substantial indebtedness.

At December 31, 2014, we had no indebtedness for borrowed money. However, we expect to incur substantial indebtedness under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks, and we expect to incur substantial additional indebtedness in connection with the completion of our headquarters. In addition, we expect to incur up to the full $10 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations and all of our other obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and other expenses. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business, prospects, financial condition and results of operations.

Existing or future government regulation could harm our business.

We are subject to regulation at the federal, state and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation, along with increased governmental or private enforcement, may increase the cost of our business. Compliance with existing and new privacy and security laws may be difficult and costly and may further restrict our ability to collect demographic and personal information from users, which could harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures. The expansion of these and other laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to Internet commerce in ways that may present difficult or impossible compliance challenges. Laws that do reference the Internet generally remain subject to interpretation by the courts and their applicability and reach are therefore not always clear. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws may cause us to incur losses for any non-compliant items in our inventory, or which we may previously have sold. We may be subject to claims related to personal injury, death, environmental or property damage. We have in the past and may from time to time be required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered, in whole, in part or at all, by our liability insurance. These current and future laws and regulations could harm our business, prospects, financial condition and results of operation.

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

Our conclusion at December 31, 2013 that it is more likely than not that we will realize our net deferred tax assets was based primarily on our estimate of future taxable income. Our estimate of future taxable income is based on internal projections which primarily consider historical performance, but also include various internal estimates and assumptions as well as certain external data. We believe all of these inputs to be reasonable, although inherently subject to significant judgment. If actual results differ significantly from these estimates of future taxable income, we may need to reestablish a valuation allowance for some or all of our deferred tax assets. Establishing an allowance on our net deferred tax assets could have a material adverse effect on our financial condition and operating results.

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

Changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive assessments by various tax authorities or possibly reach resolution of income tax examinations in one or more jurisdictions. These assessments or settlements may result in changes to our contingencies related to positions on prior years’ tax filings. The volatility of our quarterly tax provision or the resolution of matters related to our tax contingencies could have a material adverse effect on our financial results.

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

In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. Subject to our returns policies, we accept returns of products sold through our partners as well as products we sell in our direct business, and we have the risk of reselling the returned products. In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss. Further, we purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. We also contract with third parties to receive returns and process orders. If we or our third party providers do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to do so could negatively impact our operating results and customer experience.

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

We have also begun to hold bitcoin and other cryptocurrency directly. Consequently, we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This will subject us to additional exchange risk and other risks as described above, which may have an adverse effect on our results. There is also uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency, may adversely affect us.

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

At December 31, 2014 our investment in precious metals was $10.9 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At December 31, 2014, our accumulated deficit was $153.9 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. We periodically implement large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure. We are also in the process of designing and constructing a facility to serve as our corporate headquarters. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of expenditures on our infrastructure and headquarters, our ability to reduce our expenditures is and will be limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our business would likely harm our business.

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

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely to do so again in the future if necessary. If we are unable to develop or maintain these relationships, or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Current or future relationships or agreements may fail to produce the sales that we anticipate. We periodically conduct television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. Other means of utilizing social media campaigns to attract or retain customers are expensive and may not result in cost-effective acquisition or retention of customers.

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

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot assure that sellers will comply with all laws and regulations applicable to them and their transactions. The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our listing service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our service that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing service. Further, like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. To the extent that current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business. In addition, any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally.

Our recently-launched Supplier Oasis Fulfillment Services will face competition from other distribution networks and will require substantial resources.

In 2014 we launched Supplier Oasis Fulfillment Services, Inc., a wholly-owned subsidiary of the Company, which provides multi-channel fulfillment services to sellers, suppliers, and partners and a single integration point through which partners can manage their products, inventory and sales channels. The marketplace in which Supplier Oasis Fulfillment Services competes is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Supplier Oasis Fulfillment Services may require substantial investments over a lengthy period of time. Further, most of the risks applicable to our business generally are also applicable to the business of Supplier Oasis Fulfillment Services. If we are unable to generate sufficient revenues and gross profits from Supplier Oasis Fulfillment Services, our business, financial condition and operating results could be materially adversely affected.

Our recently-launched Farmers Market will face competition from a variety of competitors and may require substantial resources.

In late 2014 we launched Farmers Market, a tab within our website from which our customers can order locally grown fresh produce and other food products. Farmers Market competes with a wide variety of businesses nationwide, many of which have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Farmers Market may require substantial attention from our senior executives and may involve delivery and other issues that may be different from those we face in connection with the sale and delivery of non-perishable products. Further, most of the risks applicable to our business generally are also applicable to our Farmers Market business.

Our recently-launched insurance offerings will face competition from traditional insurance brokers and direct insurance marketing organizations.

In 2014 we launched a tab offering insurance for vehicle, residential and small businesses on our website. The tab allows consumers to compare live quotes for insurance on residential, vehicle, and small business insurance, and to bind (pay for and have go into effect) insurance policies. The insurance business is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, most of the risks applicable to our business generally are also applicable to our insurance offerings business.

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

We and our Chief Executive Officer, Patrick M. Byrne, have from time to time made public statements regarding our or his beliefs about matters of public interest, including statements regarding naked short selling and regulatory capture. Some of those public statements have been critical of the Securities and Exchange Commission and other regulatory agencies. These public statements may have consequences for us, whether as a result of increased regulatory scrutiny or otherwise. Additionally, other officers may make public statements that could have adverse consequences and these statements could materially harm our business.

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
•price competition that results in losses or lower profit margins;

•
the amount and timing of operating costs and capital expenditures relating to the expansion of our business operations and infrastructure including those relating to our construction of our new corporate headquarters;

•the amount and timing of our purchases of inventory;
•our inability to manage distribution operations or provide adequate levels of customer service;
•increases in the cost of fuel and transportation;

•	our ability to successfully implement technology changes or to integrate operations and technologies from acquisitions or other business combinations;
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

Several of our stockholders own significant portions of our common stock. If one or more of our stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if any one or more of such stockholders were to decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income.

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

•
provide that only one-third of our board of directors is elected at each of our annual meetings of stockholders (and our amended and restated certificate of incorporation prohibits cumulative voting in the election of directors);

•	mean that directors may be removed by the affirmative vote of the holders of the outstanding shares of common stock only “for cause;”

•	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan (also known as a “poison pill”);

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•
establish advance notice requirements, including specific requirements as to the timing, form and content of a stockholder’s notice, for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings;

•	provide that special meetings of our stockholders may be called only by the board of directors, the chairman of the board, the chief executive officer or the president; and

•
provide that stockholders are permitted to amend the bylaws only with the approval of the holders of sixty-six and two-thirds percent (66-2/3%) of the voting power of outstanding capital stock entitled to vote at an election of directors.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the date the person became an interested stockholder, subject to certain exceptions.

The price of our stock may be vulnerable to manipulation.

We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P.; Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. The litigation is ongoing.

We believe these remaining defendants engaged in unlawful actions and have caused substantial harm to Overstock, and that the remaining defendants manipulated downward the market price of Overstock’s common stock. To the extent that the defendants or other persons engage in any such actions or take any other actions to interfere with or destroy or harm Overstock’s existing and/or prospective business relationships with its suppliers, bankers, customers, lenders, investors, prospective investors or others, our business, prospects, financial condition and results of operation could be harmed, and the price of our common stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of any such efforts. The practice of “abusive naked short selling” continues to place our stock at risk for manipulative attacks by large investment pools and prime brokers.

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described above, and all other information in this Annual Report on Form 10-K and in any reports we file with the SEC after we file this Annual Report on Form 10-K, before deciding whether to purchase or hold our securities. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described in this Annual Report on Form 10-K could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Corporate office space

•
We lease approximately 128,000 square feet in the Old Mill Corporate Center III in Salt Lake City, Utah for a term expiring in 2017. We plan to relocate from this corporate facility to our new headquarters under construction in Salt Lake City, Utah.

•	We lease approximately 10,000 square feet in the Old Mill Corporate Center II in Salt Lake City, Utah beginning in November 2014, for a term expiring in 2017.

•	We lease approximately 872 square feet in The Institute of Technology in Sligo, Ireland for a term expiring in 2015.

•	We lease approximately 3,400 square feet in the Pudong District, Shanghai, China beginning in August 2014, for a term expiring in 2016.
Warehouse and customer service space

•	We lease approximately 687,000 square feet for our warehouse, customer service, and other operations in Salt Lake City, Utah for a term expiring in 2026.

•	We lease approximately 15,000 square feet for customer service operations in Tooele, Utah for a term expiring in 2015.

•	We lease approximately 76,000 square feet of warehouse space in Hebron, Kentucky for a term expiring in 2016.

•	We lease approximately 100,000 square feet of warehouse space in Jonestown, Pennsylvania for a term expiring in 2015.

•	We lease approximately 187,000 square feet of warehouse space in Carlisle, Pennsylvania for a term expiring in 2018.
Co-location data centers

•	We lease approximately 9,000 square feet in Utah for various data centers for terms expiring from 2016 to 2017.
We use all of our properties in both our direct and partner businesses. We believe that the above listed facilities will be sufficient for our needs for at least the next twelve months, subject to potential seasonal requirements for additional warehouse and customer service space during the fourth quarter.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under Item 15 of Part IV, "Financial Statements—Note 13. Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.
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

	Common Stock Price
	High	Low
Year Ended December 31, 2013
First Quarter	16.50	11.29
Second Quarter	28.20	11.46
Third Quarter	34.97	25.65
Fourth Quarter	30.83	23.22
Year Ended December 31, 2014
First Quarter	29.80	18.57
Second Quarter	20.35	14.69
Third Quarter	18.50	13.96
Fourth Quarter	27.06	15.35

Stock Performance Graph

The stock performance graph is included in Part III, Item 12.

Holders

As of February 23, 2015 there were 166 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

Recent sales of unregistered securities

We maintain a Non-Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation, subject to the restrictions contained in the plan. To the extent that interests in the plan constitute securities, we believe that the issuance of the interests was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder as a transaction not involving a public offering. The interests were not sold for cash or other consideration, and there were no proceeds to us.

Issuer purchases of equity securities

We had no purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of shares of our common stock during the fourth quarter of 2014.

Stock based compensation

Stock options

Our board of directors adopted the 2005 Equity Incentive Plan in April 2005, and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue non-qualified and incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as restricted stock units and other types of equity awards. Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. At December 31, 2014, 2.7 million shares of stock remained available for future grants under the Plan.

The following is a summary of stock option activity (amounts in thousands, except per share data):

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	273	$17.30	364	$17.34	405	$17.58
Exercised	(30)	17.08	(89)	17.45	—	—
Expired/Forfeited	(19)	18.00	(2)	17.08	(41)	20.06
Outstanding—end of year	224	$17.27	273	$17.30	364	$17.34
Options exercisable at year-end	224	$17.27	273	$17.30	364	$17.34

Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2014, 2013 and 2012, we recorded stock based compensation related to stock options of $0, $0 and $3,000, respectively.

Restricted stock units activity

During the years ended December 31, 2014, 2013 and 2012, we granted 242,000, 275,000 and 795,000 restricted stock units, respectively, under the Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $28.24, $16.12 and $6.75, respectively.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	704	$10.79	1,003	$8.81	522	$13.40
Granted at fair value	242	28.24	275	16.12	795	6.75
Vested	(301)	11.87	(339)	10.23	(240)	12.11
Forfeited	(67)	17.70	(235)	9.38	(74)	8.25
Outstanding—end of year	578	$16.70	704	$10.79	1,003	$8.81

Restricted stock units granted in 2014 vest over three years at 33.3% per year. Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2014, 2013 and 2012, we recorded stock based compensation related to restricted stock units of $4.0 million, $3.3 million and $3.5 million, respectively.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Overstock.com, Inc. and related footnotes included elsewhere in this Annual Report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial and operating information may not be indicative of our future performance.

	Year ended December 31,
	2014	2013 (1)	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$147,460	$156,032	$155,516	$163,609	$209,646
Partner	1,349,643	1,148,185	943,773	890,668	880,227
Total net revenue	1,497,103	1,304,217	1,099,289	1,054,277	1,089,873
Cost of goods sold
Direct	129,253	136,282	140,536	149,660	187,124
Partner	1,088,791	920,275	760,323	725,529	713,109
Total cost of goods sold	1,218,044	1,056,557	900,859	875,189	900,233
Gross profit	279,059	247,660	198,430	179,088	189,640
Operating expenses:
Sales and marketing	109,461	91,609	63,467	61,813	61,334
Technology	86,258	71,788	65,467	67,043	58,260
General and administrative	71,777	68,169	57,259	67,766	55,650
Restructuring (2)	(360)	(471)	76	—	(569)
Total operating expenses	267,136	231,095	186,269	196,622	174,675
Operating income (loss)	11,923	16,565	12,161	(17,534)	14,965
Interest income	152	127	116	161	157
Interest expense	(39)	(113)	(809)	(2,485)	(2,962)
Other income (expense), net	1,169	(235)	3,686	278	2,088
Income (loss) before income taxes	13,205	16,344	15,154	(19,580)	14,248
Provision (benefit) for income taxes	4,404	(68,034)	485	(142)	359
Consolidated net income (loss)	$8,801	$84,378	$14,669	$(19,438)	$13,889
Less: Net loss attributable to noncontrolling interests	(53)	—	—	—	—
Less: Deemed dividend related to redeemable common stock	—	—	—	12	112
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$8,854	$84,378	$14,669	$(19,450)	$13,777
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.37	$3.56	$0.63	$(0.84)	$0.60
Weighted average common shares outstanding—basic	23,999	23,714	23,387	23,259	23,019
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.36	$3.47	$0.62	$(0.84)	$0.59
Weighted average common shares outstanding—diluted	24,317	24,294	23,672	23,259	23,366
See the footnotes beneath the balance sheet data on the following page.

	As of December 31,
	2014	2013 (1)	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$181,641	$148,665	$93,547	$96,985	$124,021
Restricted cash	580	1,580	1,905	2,036	2,542
Working capital	15,260	25,425	7,497	(14,129)	14,746
Total assets	376,865	315,636	181,985	179,559	217,959
Total indebtedness	4,843	3,155	1,848	18,619	52,845
Redeemable common stock	—	—	—	—	570
Stockholders' equity	129,220	118,760	30,962	13,237	30,658
(1) Our consolidated financial statements for the year ended December 31, 2013 include an immaterial revision to current and long-term deferred tax assets and our provision (benefit) for income taxes in the fourth quarter of 2013. The effect of the revision was to reduce current and long-term deferred tax assets by $284,000 and $3.8 million, respectively, with an offsetting increase of $4.1 million to our provision (benefit) for income taxes in 2013. We evaluated these changes in accordance with Staff Accounting Bulletin No. 99, Materiality ("SAB 99"), and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), and determined that the revisions are not material to the prior period.

(2) During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance (see Item 15 of Part IV, "Financial Statements"-Note 3. Restructuring Expense).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statement relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in this Annual Report on Form 10-K, including those set forth above under "Special Cautionary Note Regarding Forward-Looking Statements" or in Item 1A under the heading "Risk Factors" or elsewhere in this Annual Report on Form 10-K.

Introduction

We are an online retailer offering price-competitive brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

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

As used herein, "Overstock," "Overstock.com," "O.co," "O.com," "we," "our" and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.

Our Business

We deal primarily in price-competitive, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide manufacturers with a one-stop liquidation channel to sell both large and small quantities of excess, closeout and replenishable inventory without disrupting sales through traditional channels. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments—a "direct" business and a "partner" business. We currently offer approximately 683,000 non-BMMG products and approximately 696,000 BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Nearly all of our sales are to customers located in the United States. During the years ended December 31, 2014, 2013 and 2012 no single customer accounted for more than 1% of our total net revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2014, we fulfilled approximately 10% of our order volume through our warehouse, which generally ships between 2,000 and 5,000 packages per day and up to approximately 12,000 orders per day during peak periods, using overlapping daily shifts.

Partner business

For our partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 3,200 third parties who supply approximately 667,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

Both direct and partner revenues are seasonal, with revenues historically being the highest in the fourth quarter, which ends December 31, reflecting higher consumer holiday spending. We anticipate this will continue in the foreseeable future.

Generally, we require verification of receipt of payment, or authorization from credit card or other payment vendors whose services we offer to our customers (such as PayPal and BillMeLater), before we ship products to consumers or business purchasers. From time to time we grant credit to our business purchasers with normal credit terms (typically 30 days). For sales in our partner business, we generally receive payments from our customers before our payments to our suppliers are due.

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

•
Supplier Oasis Fulfillment Services ("SOFS"), a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into a our distribution network;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Farmers Market, a tab within our Website where our customers can order locally grown fresh produce and other food products;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

•
an online car listing service which allows sellers to list vehicles for sale and allows buyers to review vehicle descriptions and post offers to purchase, and provides the means for prospective purchasers to contact sellers for further information and negotiations on the purchase of an advertised vehicle.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities (specifically, the allowances for returns and obsolete and damaged inventory);

•	internal use software and website development (acquired and developed internally);

•	accounting for income taxes;

•	valuation of long-lived and intangible assets and goodwill; and

•	loss contingencies.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 21. Business Segments).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

Based upon our historical experience, revenue typically increases during the fourth quarter because of the holiday retail season.

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Tax
2	$(8,418)	$(1,077)
1	$(2,668)	$(348)
As reported	As reported	As reported
(1)	$3,348	$424
(2)	$13,652	$1,736

When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and partner revenue is recorded on a gross basis, as we are the primary obligor. In our statements of operations, we present revenue net of sales taxes.

We periodically provide incentive offers to our customers to encourage purchases. Such offers include current discount offers, such as percentage discounts off current purchases and other similar offers, which, when used by our customers, are treated as a reduction of revenue.

Sales returns allowance

We inspect returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our partners have made an error, such as shipping the wrong product.

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

The allowance for returns was $15.5 million and $13.2 million at December 31, 2014 and 2013, respectively.

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

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We use the with-and-without approach for determining the period in which tax benefits for excess share-based deductions are recognized.

We have concluded based on all available positive and negative evidence it is more likely than not the Company’s deferred tax assets as of December 31, 2014 arising from ordinary income and deductions and tax credits will be realized in the future. We have also concluded it is unlikely the Company’s deferred tax asset arising from unrealized capital losses will be realized in the future. Hence, it is appropriate to record a valuation allowance related to the deferred tax asset for unrealized capital losses. In reaching these conclusions we considered, among other things, our recent financial and operating results (three years of cumulative income, twelve consecutive quarters of profitability, and strong revenue growth during those periods, along with the Company’s forecasted growth rates). We performed multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We gave the most weight to objective evidence related to our recent strong financial results, particularly our positive levels of pre-tax income. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with GAAP. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This statement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

As of December 31, 2014, we were not under audit by any income tax authorities. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

Our uncertain tax positions related to state income taxes represent a cash settlement contingency and are recorded as a liability in our consolidated balance sheets. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts are accrued and classified as a component of income tax expense in our consolidated statement of income. Realization of the unrecognized tax benefits results in a favorable impact to the effective tax rate.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2014, 2013 and 2012.

Valuation of goodwill

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2014 and 2013. There were no impairments to goodwill recorded during the years ended December 31, 2014, 2013 and 2012.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Item 15 of Part IV, "Financial Statements"—Note 13. Commitments and Contingencies).

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

Comparison of Years Ended December 31, 2014 and 2013

Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read “Special Cautionary Note Regarding Forward-Looking Statements.”

Revenues in 2014 increased 15% compared to 2013. The growth in revenue was primarily due to a 10% increase in orders, coupled with a 7% increase in average order size, from $158 to $169. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using those channels. The increases were also partially offset by an increase in the revenue we defer from orders taken but not delivered at year end due to higher average daily sales in the last week of the quarter. Although our average order size has increased in recent years, we expect the rate of increase to taper in the future.

Gross profit in 2014 increased 13% compared to 2013 primarily as a result of revenue growth. Gross margin decreased to 18.6% in 2014 compared to 19.0% in 2013. The decrease in gross margin was largely due to increased promotional activities including coupons, site sales, and Club O rewards due to our driving a higher proportion of our sales using those channels.

Sales and marketing expenses as a percentage of revenue increased from 7.0% to 7.3% during 2014 as compared to the same period in 2013, primarily due to our increased spending in the sponsored search and display ads marketing channels due to our driving a higher proportion of our sales through those channels. These trends may continue depending on the proportion of our sales through these channels.

As a result of these factors, we had a 9% increase in Contribution in 2014 compared to 2013 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin decreased to 11.3% for 2014 from 12.0% for 2013.

Technology expense in 2014 increased $14.5 million compared to 2013, primarily due to increases in staff-related costs, depreciation, and technical consulting.

General and administrative expense in 2014 increased $3.6 million compared to 2013, primarily due to an increase in staff and travel related costs and professional fees, partially offset by a decrease in legal costs.

We continue to seek opportunities for growth by expanding our international sales and distribution footprint, through our crypto-initiatives, and through other means. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, including possible investments in other technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Provision (benefit) for income taxes in 2014 was $4.4 million compared to ($68.0) million in 2013. The large income tax benefit in 2013 was due to a $75.5 million deferred tax asset valuation release in 2013 after we concluded that it was more likely than not that we will realize our deferred tax assets.

We are constructing a new corporate headquarters in Salt Lake City, Utah. We estimate that the total project will cost approximately $95 million. In September 2014, we closed on the purchase of land in connection with the project for approximately $11 million which we funded with cash on hand. In October 2014, we entered in to a loan agreement which provides for an aggregate $56 million credit facility consisting of a term loan and revolving loan facility. This financing is discussed in further detail under Liquidity and capital resources—Borrowings below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31
	2014	2013	2012
	(as a percentage of total revenue)
Revenue, net
Direct	9.8%	12.0%	14.1%
Partner	90.2	88.0	85.9
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	8.6	10.4	12.8
Partner	72.7	70.6	69.2
Total cost of goods sold	81.3	81.0	81.9
Gross profit	18.7	19.0	18.1
Operating expenses:
Sales and marketing	7.3	7.0	5.8
Technology	5.8	5.5	6.0
General and administrative	4.8	5.2	5.2
Total operating expenses	17.9	17.7	17.0
Operating income	0.8	1.3	1.1
Interest income	—	—	—
Interest expense	—	—	(0.1)
Other income, net	0.1	—	0.3
Income before income taxes	0.9	1.3	1.3
Provision (benefit) for income taxes	0.3	(5.2)	—
Consolidated net income	0.6%	6.5%	1.3%

Revenue

The following table reflects our net revenue for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$147,460	$156,032	$(8,572)	(5.5)%
Partner	1,349,643	1,148,185	201,458	17.5%
Total revenue, net	$1,497,103	$1,304,217	$192,886	14.8%

The primary reason for increased total net revenue for the year ended December 31, 2014, as compared to the same period in 2013, was a 10% increase in orders, coupled with a 7% increase in average order size, from $158 to $169. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using those channels. The increases were also partially offset by an increase in the revenue we defer from orders taken but not delivered at year end due to higher average daily sales in the last week of the quarter. Although our average order size has increased in recent years, we expect the rate of increase to taper in the future.

The primary reason for decreased direct revenue for the year ended December 31, 2014, as compared to 2013, was a decrease in sales of clothing and shoes and a sales mix shift in bedding and bath products from our direct to our partner business.

The increase in partner revenue for the year ended December 31, 2014, as compared to 2013, was primarily due to an increase in sales of home and garden products.

The shift of business from direct to partner (or vice versa) is an economic decision based on the economics of each particular product offering at the time and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. We believe that the mix of the business between direct and partner is consistent with our strategic objectives for our business model in the current economic environment and we do not currently foresee any material shifts in mix.

The product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing and joint-marketing offered by our suppliers, and the types of liquidated inventory we are able to obtain. These factors change frequently and affect the mix of the product lines we sell. While we have experienced a trend toward our home and garden category in recent years, our business model is to deal primarily in price-competitive, replenishable and closeout merchandise, which includes a wide variety of product offerings. While we do not currently expect any material shifts in our product line mix, the amount of the product lines we sell is an economic decision based on the factors described above which may change.

We continue to seek increased participation in our Club O loyalty program. We also intend to increase Club O Rewards to our Club O members in lieu of coupons we offer to all customers. This may adversely impact our revenues if the incremental sales from our Club O members as a result of this change are less than any decrease in the sales from our current coupon program. For additional information regarding our Club O loyalty program see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Club O loyalty program.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$147,460	$156,032	$(8,572)	(5.5)%
Partner	1,349,643	1,148,185	201,458	17.5%
Total net revenue	1,497,103	1,304,217	192,886	14.8%
Cost of goods sold
Direct	129,253	136,282	(7,029)	(5.2)%
Partner	1,088,791	920,275	168,516	18.3%
Total cost of goods sold	1,218,044	1,056,557	161,487	15.3%
Gross Profit
Direct	18,207	19,750	(1,543)	(7.8)%
Partner	260,852	227,910	32,942	14.5%
Total gross profit	$279,059	$247,660	$31,399	12.7%

Gross margins for the past eight quarterly periods and years ending December 31, 2014 and 2013 were:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014
Direct	13.0%	11.3%	12.5%	12.5%	12.3%
Partner	19.5%	19.7%	19.7%	18.7%	19.3%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013
Direct	11.4%	12.2%	13.7%	13.4%	12.7%
Partner	20.0%	20.8%	20.4%	18.6%	19.8%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%

The 31 basis point decrease in direct gross margin for the year ended December 31, 2014, as compared to 2013, was primarily due to increased net returns costs and increased promotional activities, which we recognize as a reduction of revenue (including coupons, site sales, and our Club O Rewards program) due to our driving a higher proportion of our sales using those channels. These increases were partially offset by a continued shift in sales mix into higher margin home and garden products.

The 52 basis point decrease in partner gross margin for the year ended December 31, 2014, as compared to 2013, was primarily due to increased promotional activities including coupons, site sales, and our Club O Rewards program due to our driving a higher proportion of our sales using those channels. This decrease was partially offset by a continued shift in sales mix into higher margin home and garden products.

Cost of goods sold includes stock-based compensation expense of $181,000 and $154,000 for the years ended December 31, 2014 and 2013, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2014		2013
Total revenue, net	$1,497,103	100%	$1,304,217	100%
Cost of goods sold
Product costs and other cost of goods sold	1,152,489	77.0%	999,519	76.6%
Fulfillment and related costs	65,555	4.4%	57,038	4.4%
Total cost of goods sold	1,218,044	81.4%	1,056,557	81.0%
Gross profit	$279,059	18.6%	$247,660	19.0%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2014 as compared to 2013.

See Gross profit and gross margin above for additional discussion.

Operating expenses

Sales and marketing expenses

 We use a variety of methods to target our consumer audience, including online campaigns, such as advertising through keywords, product listing ads, display ads, search engines, affiliate marketing programs, social coupon websites, portals, banners, e-mail, direct mail and viral and social media campaigns. We also do brand advertising through television, radio, print ads, and event sponsorships.

The following table reflects our sales and marketing expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Sales and marketing expenses	$109,461	$91,609	$17,852	19.5%
Sales and marketing expenses as a percent of net revenues	7.3%	7.0%

The 29 basis point increase in sales and marketing expenses as a percentage of revenue for the year ended December 31, 2014, as compared to 2013, was primarily due to increased spending in the sponsored search and display ad marketing channels due to driving a higher proportion of our sales through those channels. These trends may continue depending on the proportion of our sales through these channels.

Sales and marketing expenses include stock-based compensation expense of $336,000 and $167,000 for the years ended December 31, 2014 and 2013, respectively.

Costs associated with our discounted shipping and other promotions, such as coupons, are not included in marketing expense. Rather, they are accounted for as a reduction of revenue and therefore affect sales and gross margin. We consider discounted shipping and other promotions, such as our policy of free shipping on orders over $50, as an effective marketing tool, and intend to continue to offer them as we deem appropriate as part of our overall marketing plan.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support and expand our logistics infrastructure. We expect to continue to increase our technology expenses to support these initiatives and these increases may be material.

We have noted an increase in the frequency and variety of cyber attacks on our Website. The impact of these attacks, their costs, and the costs incurred to protect our Website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to incur costs relating to them.

The following table reflects our technology expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Technology expenses	$86,258	$71,788	$14,470	20.2%
Technology expenses as a percent of net revenues	5.8%	5.5%

The $14.5 million increase in technology costs for the year ended December 31, 2014, as compared to 2013, was primarily due to an increase in staff-related costs of $7.6 million, increased depreciation of $3.7 million, and a $1.5 million increase in technical consulting.

We continue to seek opportunities for growth by expanding our international sales and distribution footprint, through our crypto-initiatives, and through other means. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, including possible investments in other technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Technology expenses include stock-based compensation expense of $751,000 and $352,000 for the years ended December 31, 2014 and 2013, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
General and administrative expenses	$71,777	$68,169	$3,608	5.3%
General and administrative expenses as a percent of net revenues	4.8%	5.2%

The $3.6 million increase in G&A expenses for the year ended December 31, 2014, as compared to 2013, was primarily due to an increase of $7.2 million in staff and travel-related costs and $2.0 million in professional fees, partially offset by a decrease of $7.1 million in legal costs. The decrease in legal costs is primarily due to defense costs and civil penalties totaling $13.9 million in 2013 related to the California district attorney case, compared to defense costs and judgment totaling $6.0 million in 2014 related to a patent infringement case.

G&A expenses include stock-based compensation expense of approximately $2.8 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively.

Restructuring

We reversed approximately $360,000 and $471,000 of lease termination costs during the years ended December 31, 2014 and 2013 as a result of our reoccupation of formerly restructured facility space. At December 31, 2014 our restructuring liability was zero.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013
Cost of goods sold - direct	$282	$380
Technology	16,651	12,917
General and administrative	1,131	1,225
Total depreciation and amortization, including internal-use software and website development	$18,064	$14,522

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2014 and 2013 totaled $152,000 and $127,000, respectively.

Interest expense

Interest expense is primarily related to interest incurred on line of credit and our capital leases. Interest expense for the years ended December 31, 2014 and 2013 totaled $39,000 and $113,000, respectively. The decreases in interest expense are primarily due to the elimination of the restructuring accrual.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2014 was $1.2 million as compared to ($235,000) in 2013. The change is primarily due to increased Club O Rewards breakage of $947,000 due to increased participation in the Club O Rewards program, including our recently introduced Club O Lite program, an increase of $306,000 in gift card breakage, and a decrease in unrealized losses on precious metals of $188,000. Because we recently introduced Club O Lite, and enrolled a significant number of Club O Lite members, reward dollars earned and resulting breakage may increase as compared to prior periods.

Income taxes

Our effective tax rate for the years ended December 31, 2014 and 2013 was 33.4% and (416.3%), respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as a valuation allowance release and a non-recurring civil penalty in 2013. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. The increase in the 2014 effective tax rate relative to the 2013 effective tax rate is primarily due to the release of a valuation allowance for deferred tax assets in the fourth quarter of 2013, which significantly reduced the 2013 provision and effective tax rate. We have indefinitely reinvested foreign earnings of $142,000 at December 31, 2014. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2014, 2013 and 2012 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	$341,207	$332,545	$352,991	$470,360
2013	$311,994	$293,204	$301,426	$397,593
2012	$262,367	$239,536	$255,352	$342,034

Comparison of Years Ended December 31, 2013 and 2012
Executive Commentary

This executive commentary is intended to provide investors with a view of our business through the eyes of our management. As an executive commentary, it necessarily focuses on selected aspects of our business. This executive commentary is intended as a supplement to, but not a substitute for, the more detailed discussion of our business included elsewhere herein. Investors are cautioned to read our entire “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our interim and audited financial statements, and the discussion of our business and risk factors and other information included elsewhere or incorporated in this report. This executive commentary includes forward-looking statements, and investors are cautioned to read “Special Cautionary Note Regarding Forward-Looking Statements.”

Revenues in 2013 increased 19% compared to 2012. The growth in revenue was primarily due to a 17% increase in average order size, from $135 to $158, coupled with a 2% increase in orders. The increase in average order size is largely due to a sales mix shift into the home and garden category. Although the trend towards our home and garden category has accelerated in recent years, we do not expect the sales mix shift to continue to increase at the same rate.

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

Sales and marketing expenses as a percentage of revenue increased from 5.8% in 2012 to 7.0% for 2013, primarily due to increased spending in the sponsored search marketing channel due to a higher proportion of our revenue coming through that channel. In addition, during the last several weeks of 2013, we increased our marketing spending as a result of softer sales observed during this period.

In late 2012, Google, Inc. (“Google”) discontinued providing its free Google Base product listing service to retailers and instead offered retailers a new fee-based product listing service. In addition, during the third quarter of 2013, Google tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results during some periods. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated revenue growth but with higher associated marketing expenses as a percentage of revenue than was the case for revenue coming from Google Base and natural search.

Technology expense in 2013 increased $6.3 million compared to 2012, primarily due to an increase in staff-related costs partially offset by a decrease in depreciation.

G&A expense in 2013 increased $10.9 million compared to 2012, primarily due to $10.1 million of increased activity on legal matters, including our defense of a case brought by district attorneys in eight California counties, and for civil penalties assessed in an adverse judgment received in the case.

Provision (benefit) for income taxes in 2013 was ($68.0) million compared to $485,000 in 2012. The large income tax benefit in 2013 was due to a $75.5 million deferred tax asset valuation release in 2013 after we concluded that it was more likely than not that we will realize our deferred tax assets.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended 2013 and 2012:

	Year ended December 31
	2013	2012
	(as a percentage of total revenue)
Revenue, net
Direct	12.0%	14.1%
Partner	88.0	85.9
Total net revenue	100.0	100.0
Cost of goods sold
Direct	10.4	12.8
Partner	70.6	69.2
Total cost of goods sold	81.0	81.9
Gross profit	19.0	18.1
Operating expenses:
Sales and marketing	7.0	5.8
Technology	5.5	6.0
General and administrative	5.2	5.2
Restructuring	—	—
Total operating expenses	17.7	17.0
Operating income (loss)	1.3	1.1
Interest income	—	—
Interest expense	—	(0.1)
Other income (expense), net	—	0.3
Income (loss) before income taxes	1.3	1.3
Provision (benefit) for income taxes	(5.2)	—
Net income (loss)	6.5%	1.3%

Revenue

The following table reflects our net revenue for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$156,032	$155,516	$516	0.3%
Partner	1,148,185	943,773	204,412	21.7%
Total revenue, net	$1,304,217	$1,099,289	$204,928	18.6%

The primary reason for increased total net revenue for the year ended December 31, 2013 was an increase of 17% in average order size, from $135 to $158, coupled with a 2% increase in orders. The increase in average order size is largely due to a sales mix shift into home and garden products.

The primary reason for increased direct revenue for the year ended December 31, 2013 was a continued shift in sales mix into our home and garden products, partially offset by a decrease in sales of clothing and shoes due to our shift from a direct inventory-based model to a partner-based model to reduce exposure from seasonal inventory and mark downs.

The primary reason for the increase in partner revenue for the year ended December 31, 2013 was an increase in sales of home and garden products.

Gross profit and gross margin

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Revenue, net
Direct	$156,032	$155,516	$516	0.3%
Partner	1,148,185	943,773	204,412	21.7%
Total net revenues	$1,304,217	$1,099,289	$204,928	18.6%
Cost of goods sold
Direct	$136,282	$140,536	$(4,254)	(3.0)%
Partner	920,275	760,323	159,952	21.0%
Total cost of goods sold	$1,056,557	$900,859	$155,698	17.3%
Gross Profit
Direct	$19,750	$14,980	$4,770	31.8%
Partner	227,910	183,450	44,460	24.2%
Total gross profit	$247,660	$198,430	$49,230	24.8%

Gross margins for the past eight quarterly periods and years ended December 31, 2013 and 2012 were:

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013
Direct	11.4%	12.2%	13.7%	13.4%	12.7%
Partner	20.0%	20.8%	20.4%	18.6%	19.8%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%

	Q1 2012	Q2 2012	Q3 2012	Q4 2012	FY 2012
Direct	8.0%	8.3%	10.3%	11.5%	9.6%
Partner	20.0%	19.6%	19.4%	18.9%	19.4%
Combined	18.1%	18.0%	18.2%	17.9%	18.1%

The increase in direct gross margin for the year ended December 31, 2013 compared to the same period in 2012 is primarily due to a shift in sales mix into higher margin home and garden products, lower warehousing costs, partially offset by higher freight costs.

The increase in partner gross margin for the year ended December 31, 2013 is primarily due to higher revenue and a shift in product sales mix into higher margin home and garden products.

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

Fulfillment costs

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2013		2012
Total net revenue	$1,304,217	100%	$1,099,289	100%
Cost of goods sold
Product costs and other cost of goods sold	999,519	77%	848,842	77%
Fulfillment and related costs	57,038	4%	52,017	5%
Total cost of goods sold	1,056,557	81%	900,859	82%
Gross profit	$247,660	19%	$198,430	18%

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

See Gross profit and gross margin above for additional discussion.

Operating expenses

Sales and marketing expenses

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

In late 2012, Google discontinued providing its free Google Base product listing service to retailers and instead offered retailers a new fee-based product listing service. In addition, during the third quarter of 2013, Google tested and later implemented changes to its search engine algorithms, which reduced our ranking in certain Google search results during some periods. While we worked on adapting to Google's changes, we emphasized other marketing channels, such as sponsored search, which generated revenue growth but with higher associated marketing expenses as a percentage of revenue than was the case for revenue coming from Google Base and natural search.

Sales and marketing expenses include stock-based compensation expense of $167,000 and $318,000 for the years ended December 31, 2013 and 2012, respectively.

Technology expenses

The following table reflects our technology expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
Technology expenses	$71,788	$65,467	$6,321	9.7%
Technology expenses as a percent of net revenues	5.5%	6.0%

The $6.3 million increase for the year ended December 31, 2013 is primarily due to an increase in staff-related costs partially offset by a decrease in depreciation.

Technology expenses include stock-based compensation expense of $352,000 and $799,000 for the years ended December 31, 2013 and 2012, respectively.
General and administrative expenses
The following table reflects our G&A expenses for the years ended December 31, 2013 and 2012 (in thousands):

	Year ended December 31,
	2013	2012	$ Change	% Change
General and administrative expenses	$68,169	$57,259	$10,910	19.1%
General and administrative expenses as a percent of net revenues	5.2%	5.2%

The $10.9 million increase in G&A expenses for the year ended December 31, 2013 is primarily due to a $10.1 million increase in legal costs due to an increase in activity on legal matters, including our defense of a case brought by district attorneys in eight California counties, and for civil penalties assessed in an adverse judgment received in the case.

G&A expenses include stock-based compensation expense of approximately $2.6 million and $2.1 million for the years ended December 31, 2013 and 2012, respectively.

Restructuring

During the year ended December 31, 2013, we reversed approximately $471,000 of lease termination costs primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space. We incurred $76,000 of restructuring charges during the year ended December 31, 2012 due to changes in the estimate of sublease income as a result of our entering into a new sublease agreement and ceasing the use of some of our office facilities.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2013	2012
Cost of goods sold—direct	$380	$470
Technology	12,917	14,177
General and administrative	1,225	1,362
Total depreciation and amortization, including internal-use software and website development	$14,522	$16,009

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2013 and 2012 totaled $127,000 and $116,000, respectively.

Interest expense

Interest expense is primarily related to interest incurred on our line of credit and our capital leases. Interest expense for the years ended December 31, 2013 and 2012 totaled $113,000 and $809,000, respectively. The decrease is primarily due to our repayment of the $17.0 million in advances under the U.S. Bank Financing Agreement in November 2012.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2013 decreased to $(235,000) from $3.7 million in 2012 primarily related to $1.7 million of decreased Club O rewards breakage due to fewer expiring promotional memberships and $1.5 million of losses on our investment in precious metals.

Income taxes

Our benefit for income taxes for the year ended December 31, 2013 of $68.0 million is primarily due to our decision to release our deferred tax asset valuation allowance of $75.5 million at December 31, 2013. Our provision for income taxes for the year ended December 31, 2012 of $485,000 was for federal alternative minimum tax and certain income tax uncertainties, including interest and penalties.

Liquidity and Capital Resources

Current sources of liquidity

Subject to our need for additional financing for a portion of the anticipated costs of completing our new corporate headquarters as described below, we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. However, we may require additional financing for the completion of the new corporate headquarters and related equipment and furniture. Although we are attempting to obtain additional financing, there can be no assurance that we will be able to do so, or that any financing available will be available on satisfactory terms. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

As we have previously announced, we plan to build a new corporate headquarters in Salt Lake City, Utah. In September 2014, our wholly owned real estate subsidiary purchased the site for the headquarters for approximately $11 million in cash. In October 2014, the subsidiary entered into a Construction Agreement relating to the construction of the future headquarters (see Construction agreement below). We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $95 million.

On October 24, 2014, we entered into a syndicated senior secured credit facility with U.S. Bank National Association, and other banks which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan facility that terminates on October 24, 2017 but may be renewed with the consent of all lenders.

The actual amount of financing to be available under the construction loan facility will be limited by a loan-to-value limit of 80% based on periodic appraisals. The loan agreement requires us to fund a substantial portion of the project costs ($37.4 million) prior to any draws on either the term loan facility or the revolving facility. We have the right to prepay either loan without penalty at any time.

If the conditions to the conversion of the construction loan into the term loan are not satisfied in early 2017, both the construction loan and the revolver would become due immediately. This would have a material adverse effect on our liquidity.

The $10 million in financing to be available under the revolving loan facility may be used for working capital, capital expenditures and other corporate purposes, but may not be used for the construction of the headquarters. In order to draw on either the construction loan or the revolving loan we are required to satisfy a number of conditions set forth in the loan agreement. Based on these conditions (primarily the requirement to fund a substantial portion of the project costs) we do not expect to draw on the construction loan until the second half of 2015 (see Borrowings - U.S. Bank term loan and revolving loan agreement below).

We expect to continue discussions with the bank regarding additional financing for equipment and furniture for our new corporate headquarters, when we are nearer to completion of construction.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2014, we had cash and cash equivalents of $181.6 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities	$80,834	$83,645
Investing activities	(44,430)	(26,000)
Financing activities	(3,428)	(2,527)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the years ended December 31, 2014 and 2013, was $39.5 million and $65.6 million, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the years ended December 31, 2014 and 2013, our operating activities resulted in net cash inflows of $80.8 million and $83.6 million, respectively.

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents and accounts payable balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable balance normally declines during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are typically paid.

The $80.8 million of net cash provided by operating activities during the year ended December 31, 2014 was primarily from an increase in accounts payable of $21.7 million and accrued liabilities of $15.6 million, and non-cash depreciation and amortization expense of $18.1 million. Accounts payable increased due to increased holiday sales during the fourth quarter of 2014. Accrued liabilities increased due to increased marketing activities and legal matters. Depreciation and amortization expense increased primarily due to an increase in depreciation of web development projects. Other factors contributing to net cash provided by operating activities were the increases in deferred revenue of $11.1 million and consolidated net income of $8.8 million.

The $83.6 million of net cash provided by operating activities during the year ended December 31, 2013 was primarily from an increase in accounts payable and accrued liabilities of $28.2 million and $18.0 million, respectively. Accounts payable increased due to increased sales and in part due to a change in the timing of key holiday sales during the fourth quarter. In 2013, the holiday sales season began later than in 2012, and as a result some of our payments to our suppliers for holiday sales were due in January rather than in December. Accrued liabilities increased due to the timing of some invoices outstanding at year-end 2013 as compared to 2012, in particular, accruals for marketing expenses and legal matters increased. Other reasons for the increase in net cash provided by operating activities during 2013 were income before taxes of $16.3 million and non-cash depreciation and amortization expense of $14.5 million.

Cash flows from investing activities

Cash provided by investing activities primarily corresponds with expenditures for fixed assets and investments in precious metals.

For the year ended December 31, 2014, investing activities resulted in net cash outflows of $44.4 million, primarily from expenditures for fixed assets of $41.3 million. The increase in expenditures for fixed assets includes $16.7 million for the purchase of land and development costs for our future headquarters.

For the year ended December 31, 2013, investing activities resulted in net cash outflows of $26.0 million, resulting primarily from expenditures for fixed assets of $18.1 million and investments in precious metals of $8.1 million.

Cash flows from financing activities

For the years ended December 31, 2014 and 2013, financing activities resulted in net cash outflows of $3.4 million and $2.5 million, respectively.

The $3.4 million used in financing activities during the year ended December 31, 2014 resulted primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants and debt issuance costs related to the financing we obtained in preparation for the construction of our new corporate headquarters.

The $2.5 million used in financing activities during the year ended December 31, 2013 resulted primarily from $2.6 million for prepayment of capital leases for computer equipment in exchange for discounted pricing and $1.4 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants, partially offset by $1.6 million in proceeds for the exercise of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$11,546	$9,342	$4,963	$4,585	$3,916	$28,521	$62,873
Naming rights	1,351	1,391	—	—	—	—	2,742
Purchase obligations	18,774	—	—	—	—	—	18,774
Marketing, technology and other services	2,655	1,812	—	—	—	—	4,467
Headquarters construction costs	46,474	30,869	208	—	—	—	77,551
U.S. Bank term loan payments	199	1,929	3,283	3,322	3,266	50,032	62,031
Total contractual cash obligations (1)	$80,999	$45,343	$8,454	$7,907	$7,182	$78,553	$228,438
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $45.8 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$580	$—	$—	$—	$—	$—	$580

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations. During 2014, we entered into amendments to extend the leases on our corporate headquarters and a data center space from their previous expiration of June 30, 2016 to January 31, 2017 to better coincide with the expected timing of completion of our new corporate headquarters. The minimum future payments due under these amended operating leases are included in the table above.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum (now known as “O.co Coliseum”). Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at December 31, 2014. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Marketing, technology and other services

From time to time we enter into long-term contractual agreements for marketing, technology, or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $95 million. Under the financing agreement described below we are required to fund the first $37.4 million of project costs before we can draw on the loan (of which we had funded $16.7 million at December 31, 2014, including $11 million we paid to purchase the land). Our obligations include payments to become due under the Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

U.S. Bank term loan payments

We have entered into a financing agreement related to the Project (see Borrowings below). The amounts presented reflect our estimated payments of principal and interest based on our anticipated draws on the loan. The timing and amount of our draws on the loan could vary significantly from these estimates. Further, $45.8 million of the amounts shown in the row titled "U.S. Bank term loan payments" reflect the scheduled repayment of the financing of $45.8 million of costs shown in the row titled "Headquarters construction costs."

Construction agreement

We estimate the total cost of building our corporate headquarters, including the land and related equipment and furniture, at approximately $95 million over approximately the next two years. Our wholly owned subsidiary O.com Land is party to a construction agreement dated October 13, 2014 (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided by Okland in connection with the construction of the Project.

In accordance with the Project Milestones as described in the Construction Agreement, Okland is required to Substantially Complete the Work (as such term is defined in the Construction Agreement) within 100 weeks following the commencement of the Construction Phase (as defined in the Construction Agreement) subject to modification under certain circumstances. Pursuant to the Construction Agreement, O.Com Land agreed to make progress payments to Okland for construction services as set forth in the Construction Agreement, and subject to a 5% retention on progress payments for the Work.

Tax contingencies

As of December 31, 2014 and December 31, 2013, tax contingencies were $709,000 and $495,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

On October 24, 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks. The Facility is governed by a Loan Agreement dated as of October 24, 2014 and collateral and other agreements. The Loan Agreement provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the development and construction of the Project described above, and (ii) a three-year $10 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not construction of the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions totaling approximately $37.4 million toward the Project. We may also be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We expect to satisfy the conditions to funding under the Facility in the second half of 2015.

The Real Estate Loan is intended initially to provide financing for a portion of the construction of the Project. On or about January 1, 2017 (subject to one potential extension of up to three months, and subject to potential additional extensions of up to 30 days for force majeure), upon completion of the Project, the Real Estate Loan is designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). The conditions to conversion of the Real Estate Loan to the Term Loan include, among others, requirements that the Project must have been completed in accordance with the applicable plans, paid for in full, and be generally free of liens; completion must have been certified by the project architect and the inspecting architect; certificates of occupancy must have been issued; we must have paid all amounts then due to the Banks and must be in compliance with the covenants under the Loan Agreement; the Real Estate Loan must be or must be brought “in balance” as defined in the Loan Agreement, which may require us to contribute additional cash to the Project; we must have paid the final amount of our cash contribution as required by the Loan Agreement; and if required by the Administrative Bank, an updated appraisal must show that the Project is in compliance with an 80% loan to value ratio requirement (or we must pay down the principal balance and/or agree to reduce the amount of the Term Loan commitment to reach the required ratio). If the conditions to conversion are not satisfied in early 2017, all amounts outstanding under the Facility will become immediately due and payable.

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

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase, and

•	minimum liquidity of at least $50 million.

At December 31, 2014, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness, including senior-secured indebtedness consisting of interest-bearing debt for borrowed money or for financed assets. However, the Loan Agreement permits us to incur up to $20 million principal amount of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2014 and as of March 2, 2015, we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

U.S. Bank letters of credit

As of December 31, 2014 and 2013, letters of credit totaling $580,000 and $1.6 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Other Factors that May Affect Future Results

We periodically evaluate opportunities to repurchase common stock, obtain credit facilities, or issue additional debt or equity securities. In addition, we may, from time to time, consider the investment in, or acquisition of, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional debt or equity securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Year ended December 31,
	2014	2013	2012
Total net revenue	$1,497,103	$1,304,217	$1,099,289
Cost of goods sold	1,218,044	1,056,557	900,859
Gross profit	279,059	247,660	198,430
Less: Sales and marketing expense	109,461	91,609	63,467
Contribution	$169,598	$156,051	$134,963
Contribution margin	11.3%	12.0%	12.3%

Free cash flow

Free cash flow (a non-GAAP financial measure) reflects an additional way of viewing our cash flows and liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows and liquidity. Free cash flow, which we reconcile to “Net cash provided by (used in) operating activities,” is net cash provided by operating activities reduced by “Expenditures for fixed assets, including internal-use software and website development.” We believe that net cash provided by operating activities is an important measure, since it includes both the cash impact of the continuing operations of the business and changes in the balance sheet that impact cash. However, we believe free cash flow is a useful measure to evaluate our business since purchases of fixed assets are a necessary component of ongoing operations and free cash flow measures the amount of cash we have available for mandatory debt service and financing obligations, changes in our capital structure, and future investments after purchases of fixed assets. Therefore, we believe it is important to view free cash flow as a complement to our entire consolidated statements of cash flows as calculated below (in thousands):

	Year ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$80,834	$83,645	$28,145
Expenditures for fixed assets, including internal-use software and website development	(41,346)	(18,067)	(12,489)
Free cash flow	$39,488	$65,578	$15,656

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the interest rate swaps described below and elsewhere in this Annual Report on Form 10-K, we do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.7 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At December 31, 2014 we had no amounts outstanding under the Real Estate Loan, and the notional amount of the swaps was zero.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At December 31, 2014 our swaps are included as Other long-term liabilities in the amount of $1 million. The change in fair value of our swaps for the year ended December 31, 2014 was a loss of $1 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At December 31, 2014, we had $181.6 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.8 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At December 31, 2014, we had assets consisting of investments in precious metals totaling $10.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $109,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At December 31, 2014, letters of credit totaling $580,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $5,800 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

At December 31, 2014, we had cryptocurrency-denominated assets totaling $340,000. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $3,400 on our earnings or loss, or the recorded value or cash flows of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation required by the Exchange Act under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
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
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Salt Lake City, Utah
March 12, 2015

(d)   Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2014, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under
"Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our board of directors and any material changes to the process by which security holders may recommend nominees to the board of directors will be included in our definitive proxy statement for our 2015 annual meeting of stockholders, and is incorporated herein by reference.
Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our
2015 annual meeting of stockholders and is incorporated herein by reference.

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
Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders.
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2010 through December 31, 2014. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.
COMPARISON OF YEAR CUMULATIVE TOTAL RETURN

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2015 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2015
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
3. Exhibits

Exhibits
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 29, 2014 (File No. 000-49799)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 10, 2014 (File No. 000-49799)).

4.1	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.1
Form of Indemnification Agreement between Overstock.com, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

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

10.4
Amendment No. 1, dated April 29, 2002, to Intellectual Property Assignment Agreement dated February 28, 2002 by and between Overstock.com, Inc. and Douglas Greene (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

10.5
Sublease Agreement by and between Overstock.com, Inc., Old Mill Technology Center, LLC, and Old Mill Building LLC (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K/A filed on December 7, 2004 (File No. 000-49799)).

Exhibits
10.6
Sublease Agreement by and between Overstock.com, Inc., Document Controls Systems, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K/A filed on December 7, 2004 (File No. 000-49799)).

10.7
Sublease Agreement by and between Overstock.com, Inc., Information Technology International, Inc., and Old Mill Building LLC (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K/A filed on December 7, 2004 (File No. 000-49799)).

10.8
Old Mill Corporate Center Fourth Amendment to the Lease Agreement dated as of December 1, 2004 by and among Holladay Building East L.L.C., Overstock.com, Inc. and Old Mill Building LLC (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K/A filed on December 7, 2004 (File No. 000-49799)).

10.9
Old Mill Corporate Center Fifth Amendment to the Lease Agreement dated March 6, 2014 by and between Old Mill Corporate Center III, LLC, other related parties and Overstock.com, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 11, 2014 (File No. 000-49799)).

10.10
Colocation Center Agreement dated as of December 1, 2004 between Old Mill Technology Center, LLC and Overstock.com, Inc. (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K/A filed on December 7, 2004 (File No. 000-49799)).

10.11
First Amendment to the Colocation Center Agreement dated March 6, 2014 by and between OMTek, LLC and Overstock.com, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 11, 2014 (File No. 000-49799)).

10.12	2002 Stock Option Plan, as amended (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed May 7, 2004 (File No. 000-49799)).

10.13	2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2012 (File No. 000-49799)).

10.14
Form of Restricted Stock Unit Grant Notice and Restricted Stock Agreement under the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on February 21, 2013 (File No. 000-49799)).

10.15
Industrial Net Lease dated May 1, 2013 between Overstock.com, Inc. and Landmark 4, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2013 (File No. 000-49799)).

*10.16 (a)	Summary of unwritten compensation arrangements with Directors.

10.17 (a)	Description of unwritten bonus pool plan adopted January 28, 2014 (incorporated by reference to our Current Report on Form 8-K filed on January 29, 2014 (File No. 000‑49799)).

10.18 (a)	Description of unwritten bonus pool plan adopted February 5, 2015 (incorporated by reference to our Current Report on Form 8-K filed on February 11, 2015 (File No. 000‑49799)).

10.19
Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2014 (File No. 000-49799)).

10.20
First Amendment dated July 29, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 6, 2014 (File No. 000-49799)).

10.21
Second Amendment dated September 3, 2014 to Purchase and Sale Agreement dated May 5, 2014 between O.Com Land LLC, Gardner Bingham Junction Holdings, L.C. and Arbor Bingham Junction Holdings, L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 8, 2014 (File No. 000-49799)).

Exhibits
10.22
Project Management Agreement dated May 5, 2014 between O.Com Land LLC and Gardner CMS, L.C. (incorporated by reference to Exhibit 10.2 to our Report on Current Form 8-K filed on May 7, 2014 (File No. 000-49799)).

10.23
Purchase and Sale Agreement dated September 17, 2014 by and between the Redevelopment Agency of Midvale City and O.com Land LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2014 (File No. 000-49799)).

10.24
Loan Agreement dated as of October 24, 2014 by and between Overstock.com, Inc., O.com Land, LLC, U.S. Bank National Association and the other Banks party thereto from time to time (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.25
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.26
Revolving Note dated October 24, 2014 made by Overstock.com, Inc. to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.27
Swing Line Note dated October 24, 2014 made by Overstock.com, Inc. to U.S. Bank National Association as Swing Line Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.28
Construction Note dated October 24, 2014 made by O.com Land, LLC to U.S. Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.29
Construction Note dated October 24, 2014 made by O.com Land, LLC to Compass Bank pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.30
Form of Term Note to be made by O.com Land, LLC pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.31
Security Agreement dated October 24, 2014 between Overstock.com, Inc. and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.32
Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement dated October 24, 2014, made by O.com Land, LLC to First American Title Insurance Company, as trustee, and U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000‑49799)).

10.33
Assignment of Construction and Development Documents dated October 24, 2014, made by O.com Land, LLC in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.34
Assignment of Project Management Agreement dated October 24, 2014, made by O.com Land, LLC to U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time and acknowledged and consented to by Gardner CMS, L.C., as project manager (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

Exhibits
10.35
Repayment and Completion Guaranty dated October 24, 2014, made by Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.36
Environmental Indemnity Agreement dated October 24, 2014, made by O.com Land, LLC and Overstock.com, Inc. in favor of U.S. Bank National Association, as Administrative Bank for the Banks party to the Loan Agreement from time to time (incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.37
ISDA Master Agreement and Schedule entered into on October 24, 2014 but dated as of August 26, 2014 between U.S. Bank National Association and O.com Land, LLC (the “Master Agreement”), (incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.38
ISDA Master Agreement and Schedule dated as of October 27, 2014 between Compass Bank and O.com Land, LLC (the “Master Agreement”), (incorporated by reference to Exhibit 10.15 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.39
Unlimited Continuing Guaranty (Swap Transactions) entered into on October 24, 2014 but dated as of October 22, 2014 made by Overstock.com, Inc. to U.S. Bank National Association (incorporated by reference to Exhibit 10.16 to our Current Report on Form 8‑K filed on October 28, 2014 (File No. 000-49799)).

10.40
Confirmation of swap transaction dated October 24, 2014 from U.S. Bank National Association to O.com Land, LLC (incorporated by reference to Exhibit 10.17 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.41
Confirmation of swap transaction dated October 27, 2014 from Compass Bank to O.com Land, LLC (incorporated by reference to Exhibit 10.18 to our Current Report on Form 8‑K filed on October 28, 2014 (File No. 000-49799)).

10.42
Lease Agreement dated October 24, 2014 between O.com Land, LLC and Overstock.com Inc. (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K filed on October 28, 2014 (File No. 000-49799)).

10.43
Construction Agreement, dated as of October 13, 2014 by and between O.Com Land, LLC and Okland Construction Company Inc. but executed on October 14, 2014 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 20, 2014 (File No. 000-49799)).

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (see signature page)

*31.1	Exhibit 31 Certification of Principal Executive Officer

*31.2	Exhibit 31 Certification of Principal Financial Officer

*32.1	Section 1350 Certification of Principal Executive Officer

*32.2	Section 1350 Certification of Principal Financial Officer

Exhibits
101(b)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012; (iv) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2014, 2013, and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012; and (vi) Notes to Consolidated Financial Statements.

___________________________________________

(a)	Management contract or compensatory plan or arrangement.

(b)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under these sections.

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2015.

OVERSTOCK.COM, INC.
By:	/s/ PATRICK M. BYRNE Patrick M. Byrne Chief Executive Officer (Principal Executive Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer (Principal Executive Officer)	March 12, 2015
/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III	Chairman of the Board	March 12, 2015
/s/ STORMY D. SIMON Stormy D. Simon	President and Director	March 12, 2015
/s/ ROBERT P. HUGHES Robert P. Hughes	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 12, 2015
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	March 12, 2015
/s/ KIRTHI KALYANAM Kirthi Kalyanam	Director	March 12, 2015
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	March 12, 2015
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 12, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Salt Lake City, Utah
March 12, 2015

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$181,641	$148,665
Restricted cash	580	1,580
Accounts receivable, net	18,963	16,047
Inventories, net	26,208	27,043
Prepaid inventories, net	3,214	1,804
Deferred tax assets, net	14,835	13,570
Prepaids and other assets	12,621	10,298
Total current assets	258,062	219,007
Fixed assets, net	52,071	27,194
Precious metals	10,905	9,678
Deferred tax assets, net	50,331	54,950
Goodwill	2,784	2,784
Other long-term assets, net	2,712	2,023
Total assets	$376,865	$315,636
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,787	$90,582
Accrued liabilities	81,564	65,679
Deferred revenue	48,451	37,321
Total current liabilities	242,802	193,582
Other long-term liabilities	4,843	3,294
Total liabilities	247,645	196,876
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,241 and 26,909
Outstanding shares - 24,037 and 23,785	2	2
Additional paid-in capital	366,252	361,706
Accumulated deficit	(153,864)	(162,718)
Accumulated other comprehensive loss	(621)	—
Treasury stock:
Shares at cost - 3,204 and 3,124	(82,531)	(80,230)
Equity attributable to stockholders of Overstock.com, Inc.	129,238	118,760
Equity attributable to noncontrolling interests	(18)	—
Total equity	129,220	118,760
Total liabilities and stockholders’ equity	$376,865	$315,636

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue, net
Direct	$147,460	$156,032	$155,516
Partner	1,349,643	1,148,185	943,773
Total net revenue	1,497,103	1,304,217	1,099,289
Cost of goods sold
Direct(1)	129,253	136,282	140,536
Partner	1,088,791	920,275	760,323
Total cost of goods sold	1,218,044	1,056,557	900,859
Gross profit	279,059	247,660	198,430
Operating expenses:
Sales and marketing(1)	109,461	91,609	63,467
Technology(1)	86,258	71,788	65,467
General and administrative(1)	71,777	68,169	57,259
Restructuring	(360)	(471)	76
Total operating expenses	267,136	231,095	186,269
Operating income	11,923	16,565	12,161
Interest income	152	127	116
Interest expense	(39)	(113)	(809)
Other income (expense), net	1,169	(235)	3,686
Income before income taxes	13,205	16,344	15,154
Provision (benefit) for income taxes	4,404	(68,034)	485
Consolidated net income	$8,801	$84,378	$14,669
Less: Net loss attributable to noncontrolling interests	(53)	—	—
Net income attributable to stockholders of Overstock.com, Inc.	$8,854	$84,378	$14,669
Net income per common share—basic:
Net income attributable to common shares—basic	$0.37	$3.56	$0.63
Weighted average common shares outstanding—basic	23,999	23,714	23,387
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.36	$3.47	$0.62
Weighted average common shares outstanding—diluted	24,317	24,294	23,672
____________________________________________________________

(1) Includes stock-based compensation as follows (Note 16):
Cost of goods sold — direct	$181	$154	$272
Sales and marketing	336	167	318
Technology	751	352	799
General and administrative	2,767	2,578	2,138
Total	$4,035	$3,251	$3,527

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2014	2013	2012
Consolidated net income	$8,801	$84,378	$14,669
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit for taxes of $387, $0, and $0	(621)	—	—
Other comprehensive loss	(621)	—	—
Comprehensive income	$8,180	$84,378	$14,669
Less: Comprehensive loss attributable to noncontrolling interests	(53)	—	—
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$8,233	$84,378	$14,669

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of year	26,909	26,481	26,241
Common stock issued upon vesting of restricted stock	302	339	240
Exercise of stock options	30	89	—
Balance at end of year	27,241	26,909	26,481

Number of treasury stock shares
Balance at beginning of year	3,124	3,030	2,962
Purchases of treasury stock	80	94	68
Balance at end of year	3,204	3,124	3,030
Total number of outstanding shares	24,037	23,785	23,451

Common stock	$2	$2	$2

Additional paid-in capital
Balance at beginning of year	$361,706	$356,895	$353,368
Stock-based compensation to employees and directors	4,035	3,251	3,527
Exercise of stock options	511	1,560	—
Balance at end of year	$366,252	$361,706	$356,895

Accumulated deficit
Balance at beginning of year	$(162,718)	$(247,096)	$(261,765)
Net income attributable to stockholders of Overstock.com, Inc.	8,854	84,378	14,669
Balance at end of year	$(153,864)	$(162,718)	$(247,096)

Accumulated other comprehensive loss
Balance at beginning of year	$—	$—	$—
Net other comprehensive loss	(621)	—	—
Balance at end of year	$(621)	$—	$—

Treasury stock
Balance at beginning of year	$(80,230)	$(78,839)	$(78,368)
Purchases of treasury stock	(2,301)	(1,391)	(471)
Balance at end of year	(82,531)	(80,230)	(78,839)
Total equity attributable to stockholders of Overstock.com, Inc.	$129,238	$118,760	$30,962

Equity attributable to noncontrolling interests
Balance at beginning of year	$—	$—	$—
Net loss attributable to noncontrolling interests	(53)	—	—
Paid-in capital attributable to noncontrolling interests	35	—	—
Total equity attributable to noncontrolling interests	$(18)	$—	$—

Total equity	$129,220	$118,760	$30,962
See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$8,801	$84,378	$14,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,064	14,522	16,009
Stock-based compensation to employees and directors	4,035	3,251	3,527
Deferred income taxes	3,741	(68,520)	—
Loss on investment in precious metals	1,269	1,457	—
Restructuring charges (reversals)	(360)	(471)	76
Other	(8)	(15)	136
Changes in operating assets and liabilities:
Restricted cash	1,000	200	131
Accounts receivable, net	(2,916)	3,226	(5,772)
Inventories, net	835	(579)	(3,471)
Prepaid inventories, net	(1,410)	108	(885)
Prepaids and other assets	(1,455)	(536)	1,294
Other long-term assets, net	26	2	(267)
Accounts payable	21,652	28,180	(7,902)
Accrued liabilities	15,607	17,959	(459)
Deferred revenue	11,130	(1,090)	10,433
Other long-term liabilities	823	1,573	626
Net cash provided by operating activities	80,834	83,645	28,145
Cash flows from investing activities:
Purchases of marketable securities	(23)	(132)	(82)
Sales of marketable securities	77	292	154
Purchases of intangible assets	(135)	(13)	(6)
Investment in precious metals	(2,496)	(8,080)	(1,397)
Investment in cryptocurrency	(300)	—	—
Equity method investment	(250)	—	—
Expenditures for fixed assets, including internal-use software and website development	(41,346)	(18,067)	(12,489)
Proceeds from sale of fixed assets	43	—	56
Net cash used in investing activities	(44,430)	(26,000)	(13,764)
Cash flows from financing activities:
Payments on capital lease obligations	(325)	(2,563)	(112)
Payments on line of credit	—	—	(17,000)
Paydown on direct financing arrangement	(282)	(258)	(236)
Change in restricted cash	—	125	—
Proceeds from exercise of stock options	511	1,560	—
Purchase of treasury stock	(2,301)	(1,391)	(471)
Debt issuance costs	(1,031)	—	—
Net cash used in financing activities	(3,428)	(2,527)	(17,819)
Net increase (decrease) in cash and cash equivalents	32,976	55,118	(3,438)
Cash and cash equivalents, beginning of period	148,665	93,547	96,985
Cash and cash equivalents, end of period	$181,641	$148,665	$93,547

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Year ended December 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$47	$71	$582
Taxes paid	76	546	299
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$1,410	$219	$502
Equipment acquired under capital lease obligations	325	2,563	—
Capitalized interest cost	26	—	—
Change in value of cash flow hedge	1,008	—	—

 See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Business and organization

     As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We were formed on May 5, 1997 as D2-Discounts Direct, a limited liability company. On December 30, 1998, we were reorganized as a C Corporation in the State of Utah and reincorporated in Delaware in May 2002. On October 25, 1999, we changed our name to Overstock.com, Inc.

We are an online retailer offering price-competitive brand name, non-brand name and closeout merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games ("BMMG"). We sell these products through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the "Website"). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

Basis of presentation

We have prepared the accompanying consolidated financial statements pursuant to generally accepted accounting principles in the United States ("GAAP"). Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, our actual results may be different from our estimates. The results of operations presented herein are not necessarily indicative of our results for any future period.

Our consolidated financial statements for the year ended December 31, 2013 include an immaterial revision to current and long-term deferred tax assets and our provision (benefit) for income taxes in the fourth quarter of 2013. The effect of the revision was to reduce current and long-term deferred tax assets by $284,000 and $3.8 million, respectively, with an offsetting increase of $4.1 million to our provision (benefit) for income taxes in 2013. We evaluated these changes in accordance with Staff Accounting Bulletin No. 99, Materiality ("SAB 99"), and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), and determined that the revisions are not material to the prior period.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible valuation, income taxes, stock-based compensation, performance-based compensation, restructuring liabilities and contingencies. Actual results could differ materially from those estimates.

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $135.1 million and $58.1 million at December 31, 2014 and 2013, respectively.

Restricted cash

We consider cash that is legally restricted and cash that is held as a compensating balance for letter of credit arrangements as restricted cash. Restricted cash was $580,000 and $1.6 million at December 31, 2014 and 2013, respectively.

Fair value of financial instruments

We account for our assets and liabilities using a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs have created the fair-value hierarchy below. This hierarchy requires us to minimize the use of unobservable inputs and to use observable market data, if available, when determining fair value.

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

Under GAAP, certain assets and liabilities are required to be recorded at fair value on a recurring basis. Our assets and liabilities that are adjusted to fair value on a recurring basis are investments in money market mutual funds, trading securities, derivative instruments, and deferred compensation liabilities.

The fair values of our investments in money market mutual funds, trading securities, and deferred compensation liabilities are determined using quoted market prices from daily exchange traded markets on the closing price as of the balance sheet date and are classified as Level 1. The fair values of our derivative instruments are determined using standard valuation models. The significant inputs used in these models are readily available in public markets, or can be derived from observable market transactions, and therefore have been classified as Level 2. Inputs used in these standard valuation models for derivative instruments include the applicable forward rates, interest rates and discount rates. Included in the fair value of derivative instruments is an adjustment for nonperformance risk. The adjustment for nonperformance risk did not have a significant impact on the estimated fair value of our derivative instruments. For additional disclosures related to our derivative instruments, see Derivative financial instruments below.

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2014 and December 31, 2013 as indicated (in thousands):

	Fair Value Measurements at December 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$135,092	$135,092	$—	$—
Trading securities held in a “rabbi trust” (1)	90	90	—	—
Total assets	$135,182	$135,182	$—	$—
Liabilities:
Derivatives (2)	$1,008	$—	$1,008	$—
Deferred compensation accrual “rabbi trust” (3)	94	94	—	—
Total liabilities	$1,102	$94	$1,008	$—

	Fair Value Measurements at December 31, 2013:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$58,081	$58,081	$—	$—
Trading securities held in a “rabbi trust” (1)	138	138	—	—
Total assets	$58,219	$58,219	$—	$—
Liabilities:
Deferred compensation accrual “rabbi trust” (3)	$212	$212	$—	$—
Total liabilities	$212	$212	$—	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $90,000 at December 31, 2014 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2014 and 2013.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $511,000 and $152,000 at December 31, 2014 and 2013, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2014 and 2013, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Prepaid inventories, net

Prepaid inventories, net represent inventories paid for in advance of receipt. Prepaid inventories, net were $3.2 million and $1.8 million at December 31, 2014 and 2013, respectively.

Prepaids and other assets

Prepaids and other assets represent expenses paid prior to receipt of the related goods or services, including advertising, license fees, maintenance, packaging, insurance, and other miscellaneous costs. Total prepaids and other assets were $12.6 million and $10.3 million at December 31, 2014 and 2013, respectively.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Cost of goods sold - direct	$282	$380	$470
Technology	16,651	12,917	14,177
General and administrative	1,131	1,225	1,362
Total depreciation and amortization, including internal-use software and website development	$18,064	$14,522	$16,009

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

During the years ended December 31, 2014 and 2013, we capitalized $13.9 million and $11.4 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs associated with internal-use software and website development was $10.8 million and $8.0 million for those respective periods.

Equity method investments

During 2014, we acquired a 24.9% interest in a registered broker-dealer as part of our efforts to develop and license software to trade cryptosecurities using the Bitcoin network and its protocols. The purchase price for the investment was $250,000 and is accounted for as an equity method investment which is included in Other long-term assets in our consolidated balance sheets. The difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee is not significant. Our proportionate share of the net income or loss of our equity method investee for the year ended December 31, 2014 is not significant. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of income and our carrying value in that investment. As part of the agreement with the registered broker-dealer, we formed an entity that is 75.1% owned by us and 24.9% owned by the registered broker-dealer. This entity is included in our consolidated financial statements. Intercompany transactions with the entity have been eliminated and the remaining contributions and gains or losses realized by the entity that are attributable to noncontrolling interests have been disclosed in our consolidated financial statements.

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

Precious metals

Our investments in precious metals were $10.9 million and $9.7 million at December 31, 2014 and 2013, respectively. Our precious metals consisted of $6.3 million in gold and $4.6 million in silver at December 31, 2014 and $4.0 million in gold and $5.7 million in silver at December 31, 2013. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on investments in precious metals were $1.3 million, $1.5 million, and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $2.8 million at December 31, 2014 and 2013. There were no impairments to goodwill recorded during the years ended December 31, 2014, 2013 and 2012.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $340,000 and zero at December 31, 2014 and 2013, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on cryptocurrency holdings were $8,000 during the year ended December 31, 2014. There were no losses on cryptocurrency holdings for the year ended December 31, 2013.

Other long-term assets

Other long-term assets consist primarily of long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2014, 2013 and 2012.

Derivative financial instruments

In October 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We expect to borrow against the loan agreement in the second half of 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. Because we have not yet borrowed against the loan agreement related to our cash flow hedges, the notional amounts under our hedges at December 31, 2014 were zero.

Our derivatives are carried at fair value in our consolidated balance sheets in Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income. Any ineffective portion is immediately recognized into earnings.

We determine the fair values of our derivatives based on quoted market prices or using standard valuation models (see Fair value of financial instruments above). The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of our exposure to the financial risks described above. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates.

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges (1)	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Year ended December 31, 2014
Interest rate swap	$(621)	Interest expense	$—	Interest expense	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges (1)	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (2)	Ending gains (losses)
Year ended December 31, 2014
Interest rate swap	Other long-term liabilities	2023	$—	$(1,008)	$—	$(1,008)	$(1,008)
___________________________________________

(1)	— There were no outstanding derivative instruments for the years ended December 31, 2013 and 2012.

(2)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 21. Business Segments).

Revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service has been provided; (3) the selling price or fee revenue earned is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. Revenue related to merchandise sales is recognized upon delivery to our customers. As we ship high volumes of packages through multiple carriers, it is not practical for us to track the actual delivery date of each shipment. Therefore, we use estimates to determine which shipments are delivered and, therefore, recognized as revenue at the end of the period. Our delivery date estimates are based on average shipping transit times, which are calculated using the following factors: (i) the type of shipping carrier (as carriers have different in-transit times); (ii) the fulfillment source (either our warehouses, those warehouses we control, or those of our partners); (iii) the delivery destination; and (iv) actual transit time experience, which shows that delivery date is typically one to eight business days from the date of shipment. We review and update our estimates on a quarterly basis based on our actual transit time experience. However, actual shipping times may differ from our estimates.

We evaluate the criteria outlined in ASC Topic 605-45, Principal Agent Considerations, in determining whether it is appropriate to record the gross amount of product sales and related costs or the net amount earned as commissions. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, revenue is recorded gross. If we are not the primary obligor in the transaction and amounts earned are determined using a fixed percentage, revenue is recorded on a net basis. Currently, the majority of both direct revenue and partner revenue is recorded on a gross basis, as we are the primary obligor. We present revenue net of sales taxes.

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

Direct revenue

Direct revenue is derived from merchandise sales of our owned inventory to individual consumers and businesses. Direct revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Partner revenue

Partner revenue is derived from merchandise sales of inventory owned by our partners which they generally ship directly to our consumers and businesses. Partner revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships ("standard Club O"). During the third quarter of 2014, we also introduced an introductory customer loyalty program called Club O Lite for customers who sign up to receive promotional emails. For standard Club O memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. Both the standard Club O and Club O Lite loyalty programs allow members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card revenue below for more information). Co-branded cardholders are also standard Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants.

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

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O Reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Reward dollar breakage is currently recognized when the reward dollars expire as Other income in our consolidated statements of income. Because we recently introduced Club O Lite, and enrolled a significant number of Club O Lite members, reward dollars and resulting breakage may increase as compared to prior periods.

In instances where customers receive free Club O reward dollars not associated with any purchases, we account for these transactions as sales incentives such as coupons and record a reduction of revenue at the time the reward dollars are redeemed.

Co-branded credit card programs

We have a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (see Club O loyalty program above for more information). New account fees are recognized as revenue on a straight-line basis over the remaining life of the credit card relationship which runs through April 2015. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

We also have a private label credit card agreement with another commercial bank for the issuance of credit cards bearing our brand, but that is only available for use on our Website. In connection with the agreement, we received upfront fees that we recognize as revenue on a straight line basis over the term of the agreement, which runs through February 2022. When customers make regular revolving purchases using the card, we receive fees, which are recognized as revenue. When we offer promotional financing for purchases made with the card (for example, 12 months same as cash), we pay a discount fee to the commercial bank, which we recognize as a reduction of revenue. The commercial bank owns all of the accounts under the program and performs all account administration, underwriting and servicing. Fees and royalties from new accounts, credit card usage fees, and fees from both of these cards were less than 1% of total net revenues for all periods presented.

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

 We periodically enter into agreements with other parties to jointly market ancillary products or services on our website. As a result of those agreements, we sometimes receive payments in advance of performing our obligations under those agreements. Such payments received before we perform our obligations are recognized over our service period.

Sales returns allowance

We inspect returned items when they arrive at our processing facility. We refund the full cost of the merchandise returned and all original shipping charges if the returned item is defective or we or our partners have made an error, such as shipping the wrong product.

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

The allowance for returns was $15.5 million and $13.2 million at December 31, 2014 and 2013, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $129,000 and $94,000 at December 31, 2014 and 2013, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2014		2013		2012
Total revenue, net	$1,497,103	100%	$1,304,217	100%	$1,099,289	100%
Cost of goods sold
Product costs and other cost of goods sold	1,152,489	77%	999,519	77%	848,842	77%
Fulfillment and related costs	65,555	4%	57,038	4%	52,017	5%
Total cost of goods sold	1,218,044	81%	1,056,557	81%	900,859	82%
Gross profit	$279,059	19%	$247,660	19%	$198,430	18%

 Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $99.6 million, $82.1 million and $55.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.5 million and $1.4 million at December 31, 2014 and 2013, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest at the greater of a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts are recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 16. Stock-Based Awards).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 13. Commitments and Contingencies).

Restructuring

Restructuring expenses are primarily comprised of lease termination costs. ASC Topic 420, Accounting for Costs Associated with Exit or Disposal Activities, requires that when an entity ceases using a property that is leased under an operating lease before the end of the contractual term, the termination costs should be recognized and measured at fair value when the entity ceases using the facility. Key assumptions in determining the restructuring expenses include the terms that may be negotiated to exit certain contractual obligations (see Note 3. Restructuring Expense).

Income taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including projected future taxable income, scheduled reversals of our deferred tax liabilities, tax planning strategies, and results of recent operations.

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included within the related tax liability line in our consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2014	2013	2012
Net income attributable to stockholders of Overstock.com, Inc.	$8,854	$84,378	$14,669
Net income per common share—basic:
Net income attributable to common shares—basic	$0.37	$3.56	$0.63
Weighted average common shares outstanding—basic	23,999	23,714	23,387
Effect of dilutive securities:
Stock options and restricted stock awards	318	580	285
Weighted average common shares outstanding—diluted	24,317	24,294	23,672
Net income attributable to common shares—diluted	$0.36	$3.47	$0.62

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2014	2013	2012
Stock options and restricted stock units	291	154	537

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

Restructuring liabilities along with charges (credits) to expense and payments associated with the facilities consolidation and restructuring program are as follows (in thousands):

	Balance at Beginning of Year	Accretion Expense	Net Cash Payments	Adjustments	Balance at End of Year
Year ended December 31, 2014	$445	$7	$(92)	$(360)	$—
Year ended December 31, 2013	$1,197	$71	$(352)	$(471)	$445

During the years ended December 31, 2014 and 2013, we reversed approximately $360,000 and $471,000, respectively, of lease termination costs primarily due to changes in our restructuring accrual as a result of our reoccupation of a portion of formerly restructured office space.

4. COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Consolidated net income	$8,801	$84,378	$14,669
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit for taxes of $387, $0, and $0	(621)	—	—
Other comprehensive loss	(621)	—	—
Comprehensive income	$8,180	$84,378	$14,669

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable, other	$11,292	$10,098
Credit card receivables	8,182	6,101
	19,474	16,199
Less: allowance for doubtful accounts	(511)	(152)
Accounts receivable, net	$18,963	$16,047

6. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Product inventory	$17,117	$18,841
Inventory in-transit	9,091	8,202
Total inventories, net	$26,208	$27,043

7. PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid maintenance	$6,872	$6,949
Prepaid other	4,231	1,993
Prepaid advertising	1,518	1,356
Total prepaids and other assets	$12,621	$10,298

8. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	December 31,
	2014	2013
Computer hardware and software, including internal-use software and website development	$156,700	$170,702
Land	10,861	—
Furniture and equipment	10,605	14,457
Leasehold improvements	7,630	6,539
Construction in progress - building	5,810	—
	191,606	191,698
Less: accumulated depreciation and amortization	(139,535)	(164,504)
Total fixed assets, net	$52,071	$27,194

Depreciation of property and equipment totaled $18.1 million, $14.5 million, and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Fixed assets included assets under capital leases of $4.7 million and $4.2 million, and accumulated depreciation related to assets under capital leases of $2.8 million and $2.1 million, at December 31, 2014 and 2013, respectively. Depreciation expense of assets recorded under capital leases was $707,000 and $429,000 for the years ended December 31, 2014 and 2013, respectively. During 2014, we retired $43 million of fully depreciated fixed assets that were removed from service in 2014.

9. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2014	2013
Prepaid expenses, long-term portion	$1,156	$1,585
Capitalized debt issuance costs	849	—
Other long-term assets	707	438
Total other long-term assets, net	$2,712	$2,023

10. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accounts payable accrual	$20,682	$10,870
Allowance for returns	15,531	13,232
Other accrued expenses	13,497	9,934
Accrued marketing expenses	12,167	13,715
Accrued compensation and other related costs	6,682	8,558
Accrued freight	5,115	4,276
Inventory received but not invoiced	3,048	864
Accrued taxes	2,639	1,833
Accrued professional expenses	954	824
Credit card processing fee accrual	776	700
Facility lease accruals	473	567
Short term portion of restructuring accrual (Note 3)	—	306
Total accrued liabilities	$81,564	$65,679

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2014	2013
Payments owed or received prior to product delivery	$30,608	$24,402
Club O membership fees and reward points	8,008	5,697
In store credits	5,389	2,400
Unredeemed gift cards	2,872	3,061
Other	1,574	1,761
Total deferred revenue	$48,451	$37,321

12. BORROWINGS

U.S. Bank term loan and revolving loan agreement

On October 24, 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions of approximately $37.4 million toward the Project. We may also be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We expect to begin borrowing under the Facility in the second half of 2015.

On or about January 1, 2017, upon completion of the Project, the Real Estate Loan is designed to convert into an approximately 6.75-year term loan due October 1, 2023 (the “Term Loan”). The conditions to conversion of the Real Estate Loan to the Term Loan include, among others, requirements that the Project must have been completed in accordance with the applicable plans, paid for in full, and generally free of liens; completion must have been certified by the project architect and the inspecting architect; certificates of occupancy must have been issued; we must have paid all amounts then due to the lending banks and must be in compliance with the covenants under the Loan Agreement; the Real Estate Loan must be brought “in balance” as defined in the Loan Agreement, which may require us to contribute additional cash to the Project; we must have paid the final amount of our cash contribution as required by the Loan Agreement; and if required by the Administrative Bank, an updated appraisal must show that the Project is in compliance with an 80% loan to value ratio requirement. If the conditions to conversion are not satisfied in early 2017, all amounts outstanding under the Facility will become immediately due and payable.

Amounts outstanding under the Real Estate Loan and the Term Loan will carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion. Following conversion, we are required to make monthly payments of principal estimated to be $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase, and

•	minimum liquidity of at least $50 million.

At December 31, 2014 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2014 we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

U.S. Bank letters of credit

At December 31, 2014 and 2013, letters of credit totaling $580,000 and $1.6 million, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card. At December 31, 2013, $517,000 was outstanding and $4.5 million was available under the Purchasing Card.

Capital leases

In May 2014 and March 2013, we entered into a capital lease arrangements of computer equipment for $325,000 and $2.6 million respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $325,000 and $2.6 million shortly after entering into the agreement. As such, we have no future payment obligations under capital leases at December 31, 2014.

13. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of December 31, 2014, are as follows (in thousands):

Payments due by period:
2015	$11,546
2016	9,342
2017	4,963
2018	4,585
2019	3,916
Thereafter	28,521
$62,873

Rental expense for operating leases totaled $11.7 million, $10 million and $8.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. There is no estimated sublease income expected over the next five years.

During 2014, we entered into amendments to extend the leases on our corporate headquarters and a data center space from their previous expiration of June 30, 2016 to January 31, 2017 to better coincide with the expected timing of completion of our new corporate headquarters. The minimum future payments due under these amended operating leases are included in the table above.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Minimum future payments under the naming rights agreement as of December 31, 2014, are as follows (in thousands):

Payments due by period
2015	$1,351
2016	1,391
2017	—
Thereafter	—
$2,742

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of December 31, 2014, are as follows (in thousands):

Payments due by period:
2015	2,324
2016	1,683
2017	—
Thereafter	—
$4,007

Legal Proceedings

From time to time, we are involved in litigation concerning consumer protection, employment, intellectual property and other commercial matters related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages. In some instances other parties may have contractual indemnification obligations to us. However, such contractual obligations may prove unenforceable or non-collectible, and if we cannot enforce or collect on indemnification obligations, we may bear the full responsibility for damages, fees and costs resulting from such litigation. We may also be subject to penalties and equitable remedies that could force us to alter important business practices. Such litigation could be costly and time consuming and could divert or distract our management and key personnel from our business operations. Due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our business, results of operations, financial position, or cash flows.

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and later amended the complaint to add Lehman Brothers Holdings Inc. as a defendant. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. After it filed for bankruptcy on September 2008, we elected not to pursue our claims against Lehman Brothers Holdings. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. At that time, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and have dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We have appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The defendants applied to the court for reimbursement from us of their allowable court costs, and the court ordered costs in the amount of $689,471. The Court of Appeal heard oral argument of all appeals on August 15, 2014, and issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of Merrill Lynch Professional Clearing Corporation, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case has been remitted to the Court of Appeal. We anticipate the case will return to the trial court for final trial preparation and trial of our claims against Merrill Lynch Professional Clearing Corporation. The nature of the loss contingencies relating to any court costs ordered against us are described above.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The appeal is briefed. No date has been set for oral argument. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

On September 11, 2011, Droplets, Inc. filed suit against us and eight other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering strings of programming code downloaded from a server to a client computer. The case was tried and on January 16, 2015 the jury rendered a verdict of infringement assessing damages in the amount of $4.0 million. The court may also order injunctive relief, the payment of pro and post-judgment interest, future royalties, attorney fees and costs. We intend to appeal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On January 31, 2014, Guardian Media Technologies LTD filed suit against us in the United States District Court in the Eastern District of Texas for infringement of patents covering parental control features in DVD players and televisions. The suit relates to two prior lawsuits with Guardian filed in 2008, and in 2013, which were previously dismissed. The case was settled for a nominal amount and is now dismissed.

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, liable and slander. The suit relates to alleged representations about Nazerali found on the website www.deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other employees. The case is in its discovery stages. A trial is scheduled in April 2015. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French’s complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorneys' fees and costs. The case is in its discovery stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2014, we have accrued $12.5 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

15. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2014.

16. STOCK BASED AWARDS

Stock Option Awards

Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, 2.7 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	273	$17.30	364	$17.34	405	$17.58
Exercised	(30)	17.08	(89)	17.45	—	—
Expired/Forfeited	(19)	18.00	(2)	17.08	(41)	20.06
Outstanding—end of year	224	$17.27	273	$17.30	364	$17.34
Options exercisable at year-end	224	$17.27	273	$17.30	364	$17.34
The following table summarizes information about stock options as of December 31, 2014 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
224	$17.27	2.15	$1,590	224	$17.27	2.15	$1,590
Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. During the years ended December 31, 2014, 2013 and 2012, we recorded stock based compensation related to stock options of $0, $0 and $3,000, respectively.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $24.27 as of December 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $126,000, $728,000, and $0, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2014, 2013 and 2012 were approximately $511,000, $1.6 million, and $0, respectively. In connection with these exercises, there was no tax benefit realized due to our net operating loss position.

Restricted Stock Awards

For the years ended December 31, 2014, 2013 and 2012, we granted 242,000, 275,000 and 795,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and we recognize compensation expense over the three-year vesting schedule on a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $28.24, $16.12 and $6.75, respectively.

The following table summarizes restricted stock award activity (in thousands):

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	704	$10.79	1,003	$8.81	522	$13.40
Granted at fair value	242	28.24	275	16.12	795	6.75
Vested	(301)	11.87	(339)	10.23	(240)	12.11
Forfeited	(67)	17.70	(235)	9.38	(74)	8.25
Outstanding—end of year	578	$16.70	704	$10.79	1,003	$8.81

Restricted stock units granted in 2014 vest over three years at 33.3% at the end of each of the first, second and third year. Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Restricted stock units granted in or prior to 2012 vest over three years at 25% at the end of the first year, 25% at the end of the second year and 50% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2014, 2013 and 2012, we recorded stock based compensation related to restricted stock units of $4.0 million, $3.3 million and $3.5 million, respectively. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period of such change.

17. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the years ended December 31, 2013 and 2012, employees who had completed six months of service and were 21 years of age or older were qualified to participate in the plan which provided matches of 50% of the first 6% of each participant's contributions to the plan subject to IRS limits. These contributions will vest based on the participant's years of service at 20% per year over five years. Participant contributions vest immediately. During the year ended December 31, 2014, we changed the plan to reduce the required service period to three months, to increase our match to 100% of the first 6% of each participant's contributions to the plan subject to IRS limits, and to vest our matching contributions immediately. Our matching contribution totaled $2.4 million, $1.0 million and $653,000 for the years ended December 31, 2014, 2013 and 2012, respectively. No discretionary contributions were made to eligible participants for the years ended December 31, 2014, 2013 and 2012, respectively.

We have a Non-Qualified Deferred Compensation Plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2014, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $90,000 and $138,000 at December 31, 2014 and December 31, 2013, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Gains and losses on these investments were immaterial for the years ended December 31, 2014, 2013 and 2012.

18. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Gift card and Club-O rewards breakage	$2,439	$1,187	$3,308
Other	(1)	35	23
Loss on precious metals	(1,269)	(1,457)	—
Sublease income	—	—	355
Total other income (expense), net	$1,169	$(235)	$3,686

19. INCOME TAXES

The provision (benefit) for income taxes for 2014, 2013 and 2012 consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$210	$196	$416
State	385	239	39
Foreign	68	51	30
Total current	663	486	485
Deferred:
Federal	3,777	(62,150)	—
State	(36)	(6,370)	—
Total deferred	3,741	(68,520)	—
Total provision (benefit) for income taxes	$4,404	$(68,034)	$485

The provision (benefit) for income taxes for 2014, 2013 and 2012 differ from the amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2014	2013	2012
U.S. federal income tax provision at statutory rate	$4,622	$5,720	$5,303
Adjustment to reserves in prior years (1)	—	4,418	—
Non-deductible fines and penalties	(112)	2,387	—
Other	336	242	(1,764)
Lobbying expenses	266	209	—
Stock based compensation expense	(43)	(176)	1
Research and development credit	(2,050)	(6,069)	—
State income tax expense, net of federal benefit	385	(4,828)	44
Change in valuation allowance	1,000	(69,937)	(3,099)
Income tax provision (benefit)	$4,404	$(68,034)	$485
 ___________________________________________

(1)
Adjustments to reserves in prior years includes (1) the effects of reconciling income tax amounts recorded in our Consolidated Statements of Operations and Consolidated Income (Loss) to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets; and (2) reductions to the net operating losses ("NOLs") from previous acquisitions.

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$50,952	$56,859
R&D tax credits	7,382	5,332
AMT and other tax credits	850	639
Accrued expenses	10,924	5,773
Reserves and other	3,119	4,565
Gross deferred tax assets	73,227	73,168
Valuation allowance	(1,000)	—
Total deferred tax assets	72,227	73,168
Deferred tax liabilities:
Fixed assets	(5,786)	(3,291)
Prepaid expenses	(1,275)	(1,357)
Total deferred tax liabilities	(7,061)	(4,648)
Total deferred tax assets, net	$65,166	$68,520

At December 31, 2014 and 2013, we had federal NOL carryforwards of approximately $155.0 million and $166.2 million and state NOL carryforwards of approximately $144.0 million and $154.7 million, respectively, which may be used to offset future taxable income. Of the total federal and state NOLs, $20.6 million was generated from stock option deductions and are not reflected in our deferred tax assets. The net tax benefit of $7.9 million will be credited to additional paid-in capital in our consolidated balance sheets under the "with-and-without" method of utilization for tax attributes. We utilize the with-and-without approach in determining if and when such excess tax benefits are realized. Under this approach excess tax benefits related to stock-based compensation are the last to be realized. Our NOLs begin to expire in 2018 to 2034 if unused. In accordance with an Internal Revenue Code section 382 study completed during 2014, the NOL carryforwards indicated above are not limited in future periods.

At December 31, 2014 and 2013, we had federal research credit carryforwards of approximately $7.8 million and $6.0 million and state research credit carryforwards of approximately $4.2 million and $3.3 million, respectively, which may be used to offset future income tax. These tax credits expire at various dates between 2021 and 2034. We do not have any indefinite lived intangibles and the remaining deferred tax assets have no expiration date.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We are required to establish a valuation allowance for any portion of the assets that we conclude is not more likely than not realizable. Our assessment considers, among other things, the three year cumulative net income, positive pretax net income and taxable income, forecasts of our future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and tax planning strategies. We have concluded based on all available positive and negative evidence it is more likely than not the Company’s deferred tax assets as of December 31, 2014 arising from ordinary income and deductions and tax credits will be realized in the future. We have also concluded it is unlikely the Company’s deferred tax asset arising from unrealized capital losses will be realized in the future. On the basis of this evaluation, as of December 31, 2014, a valuation allowance of $1.0 million has been recorded to record only the portion of the deferred tax asset that is more likely than not to be realized. This assessment required significant judgment and estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, as of December 31, 2014 and 2013 is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Beginning balance	$2,968	$231	$231
Additions for tax positions related to the current year	959	2,737	—
Additions for tax positions taken in prior years	201	—	—
Ending balance	$4,128	$2,968	$231

Accrued interest and penalties on tax contingencies as of December 31, 2014 and 2013 were $184,000 and $127,000, respectively. Our policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense.

The Company is subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2011 are subject to examination by taxing authorities, although NOL and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

We operate under an income tax holiday in Ireland, which is effective through December 31, 2015. The impact has been tax savings of approximately $15,000 and $3,000 for December 31, 2014 and 2013.

The Company intends to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $142,000 of indefinitely reinvested foreign earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends to the U.S. and under certain other circumstances. It is not practicable to estimate the amount of deferred taxes related to investments in these foreign subsidiaries.

20. RELATED PARTY TRANSACTIONS

On occasion, Haverford-Valley, L.C. (an entity owned by our Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2014, 2013 and 2012 we reimbursed Haverford-Valley L.C. $270,000, $170,000, and $93,000, respectively, for these expenses.

21. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the years ended December 31, 2014 and 2013. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	Direct	Partner	Total
2014
Revenue, net	$147,460	$1,349,643	$1,497,103
Cost of goods sold	129,253	1,088,791	1,218,044
Gross profit	$18,207	$260,852	$279,059
Operating expenses			(267,136)
Other income, net			1,282
Provision for income taxes			4,404
Consolidated net income			$8,801

2013
Revenue, net	$156,032	$1,148,185	$1,304,217
Cost of goods sold	136,282	920,275	1,056,557
Gross profit	$19,750	$227,910	$247,660
Operating expenses			(231,095)
Other loss, net			(221)
Benefit for income taxes			(68,034)
Consolidated net income			$84,378

2012
Revenue, net	$155,516	$943,773	$1,099,289
Cost of goods sold	140,536	760,323	900,859
Gross profit	$14,980	$183,450	$198,430
Operating expenses			(186,269)
Other income, net			2,993
Provision for income taxes			485
Consolidated net income			$14,669

The direct segment includes revenues, direct costs, and cost allocations associated with sales of inventory we own. Costs for this segment include product costs, freight, warehousing and fulfillment costs, credit card fees and customer service costs.

The partner segment includes revenues, direct costs and cost allocations associated with sales of inventory owned by our partners. Costs for this segment include product costs, outbound freight and fulfillment costs, credit card fees and customer service costs.

Assets have not been allocated between the segments for our internal management purposes and, as such, they are not presented here.

For the years ended December 31, 2014, 2013 and 2012, substantially all of our sales revenues were attributable to customers in the United States. At December 31, 2014 and December 31, 2013, substantially all of our fixed assets were located in the United States.

22. SUBSEQUENT EVENTS

In conjunction with our crypto-initiatives, in January 2015 we purchased a noncontrolling interest in a privately held entity. The amount of the investment totaled $5 million. We will recognize the investment as a cost method investment. Earnings from the investment will be recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2014. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$38,047	$33,215	$33,592	$42,606
Partner	303,160	299,330	319,399	427,754
Total net revenue	341,207	332,545	352,991	470,360
Cost of goods sold
Direct	33,097	29,473	29,385	37,298
Partner	244,114	240,447	256,548	347,682
Total cost of goods sold	277,211	269,920	285,933	384,980
Gross profit	63,996	62,625	67,058	85,380
Operating expenses:
Sales and marketing	23,392	23,543	25,428	37,098
Technology	19,601	21,408	22,202	23,047
General and administrative	15,296	15,881	17,073	23,527
Restructuring	(360)	—	—	—
Total operating expenses	57,929	60,832	64,703	83,672
Operating income	6,067	1,793	2,355	1,708
Interest income	41	37	36	38
Interest expense	(7)	(12)	(11)	(9)
Other income (expense), net	459	524	(350)	536
Net income before income taxes	6,560	2,342	2,030	2,273
Provision for income taxes	2,590	433	413	968
Consolidated net income	3,970	1,909	1,617	1,305
Less: Net loss attributable to noncontrolling interests	—	—	—	(53)
Net income attributable to stockholders of Overstock.com, Inc.	$3,970	$1,909	$1,617	$1,358
Net income per common share—basic:
Net income attributable to common shares—basic	$0.17	$0.08	$0.07	$0.06
Weighted average common shares outstanding—basic	23,926	24,009	24,027	24,031
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.16	$0.08	$0.07	$0.06
Weighted average common shares outstanding—diluted	24,339	24,247	24,283	24,399

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$41,942	$36,250	$35,681	$42,159
Partner	270,052	256,954	265,745	355,434
Total net revenue	311,994	293,204	301,426	397,593
Cost of goods sold
Direct	37,149	31,842	30,777	36,514
Partner	215,909	203,523	211,499	289,344
Total cost of goods sold	253,058	235,365	242,276	325,858
Gross profit	58,936	57,839	59,150	71,735
Operating expenses:
Sales and marketing	18,705	19,208	22,463	31,233
Technology	18,160	17,920	17,259	18,449
General and administrative	15,088	16,585	15,970	20,526
Restructuring	(432)	(39)	—	—
Total operating expenses	51,521	53,674	55,692	70,208
Operating income	7,415	4,165	3,458	1,527
Interest income	34	32	34	27
Interest expense	(51)	(37)	(33)	8
Other income (expense), net	345	(150)	165	(595)
Net income before income taxes	7,743	4,010	3,624	967
Provision (benefit) for income taxes	46	312	91	(68,483)
Consolidated net income	7,697	3,698	3,533	69,450
Less: Net loss attributable to noncontrolling interests	—	—	—	—
Net income attributable to stockholders of Overstock.com, Inc.	$7,697	$3,698	$3,533	$69,450
Net income per common share—basic:
Net income per share—basic	$0.33	$0.16	$0.15	$2.92
Weighted average common shares outstanding—basic	23,594	23,714	23,766	23,780
Net income per common share—diluted:
Net income per share—diluted	$0.32	$0.15	$0.14	$2.84
Weighted average common shares outstanding—diluted	24,016	24,283	24,446	24,430

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense	Deductions	Balance at End of Year
Year ended December 31, 2014
Deferred tax valuation allowance	$—	$1,000	$—	$1,000
Allowance for sales returns	13,232	117,932	115,633	15,531
Allowance for doubtful accounts	152	359	—	511
Year ended December 31, 2013
Deferred tax valuation allowance	$79,693	$—	$79,693	$—
Allowance for sales returns	10,618	95,807	93,193	13,232
Allowance for doubtful accounts	797	161	806	152
Year ended December 31, 2012
Deferred tax valuation allowance	$83,617	$—	$3,924	$79,693
Allowance for sales returns	10,899	79,785	80,066	10,618
Allowance for doubtful accounts	574	249	26	797