Form 10-Q
period 2015-03-31
OVERSTOCK.COM, INC
filed 2015-04-29
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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

There were 24,276,099 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 20, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$124,322	$181,641
Restricted cash	505	580
Accounts receivable, net	15,651	18,963
Inventories, net	24,467	26,208
Prepaid inventories, net	4,174	3,214
Deferred tax assets, net	15,019	14,835
Prepaids and other current assets	10,928	12,621
Total current assets	195,066	258,062
Fixed assets, net	54,947	52,071
Precious metals	10,905	10,905
Deferred tax assets, net	48,887	50,331
Goodwill	2,784	2,784
Other long-term assets, net	7,809	2,712
Total assets	$320,398	$376,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$66,993	$112,787
Accrued liabilities	72,998	81,564
Deferred revenue	43,742	48,451
Total current liabilities	183,733	242,802
Other long-term liabilities	6,888	4,843
Total liabilities	190,621	247,645
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,583 and 27,241
Outstanding shares - 24,276 and 24,037	2	2
Additional paid-in capital	367,223	366,252
Accumulated deficit	(151,125)	(153,864)
Accumulated other comprehensive loss	(1,324)	(621)
Treasury stock:
Shares at cost - 3,307 and 3,204	(84,885)	(82,531)
Equity attributable to stockholders of Overstock.com, Inc.	129,891	129,238
Equity attributable to noncontrolling interests	(114)	(18)
Total equity	129,777	129,220
Total liabilities and stockholders’ equity	$320,398	$376,865

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue, net
Direct	$36,135	$38,047
Partner	362,209	303,160
Total net revenue	398,344	341,207
Cost of goods sold
Direct(1)	32,527	33,097
Partner	290,380	244,114
Total cost of goods sold	322,907	277,211
Gross profit	75,437	63,996
Operating expenses:
Sales and marketing(1)	27,972	23,392
Technology(1)	23,087	19,601
General and administrative(1)	20,534	15,296
Restructuring	—	(360)
Total operating expenses	71,593	57,929
Operating income	3,844	6,067
Interest income	43	41
Interest expense	(4)	(7)
Other income, net	605	459
Income before income taxes	4,488	6,560
Provision for income taxes	1,940	2,590
Consolidated net income	2,548	3,970
Less: Net loss attributable to noncontrolling interests	(191)	—
Net income attributable to stockholders of Overstock.com, Inc.	$2,739	$3,970
Net income per common share—basic:
Net income attributable to common shares—basic	$0.11	$0.17
Weighted average common shares outstanding—basic	24,213	23,926
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.11	$0.16
Weighted average common shares outstanding—diluted	24,390	24,339
________________________________________

(1) Includes stock-based compensation as follows (Note 6):
Cost of goods sold — direct	$29	$40
Sales and marketing	59	81
Technology	120	170
General and administrative	570	632
Total	$778	$923

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014
Consolidated net income	$2,548	$3,970
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit for taxes of $438 and $0	(703)	—
Other comprehensive loss	(703)	—
Comprehensive income	1,845	3,970
Less: Comprehensive loss attributable to noncontrolling interests	(191)	—
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$2,036	$3,970

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended March 31, 2015
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,241
Common stock issued upon vesting of restricted stock	331
Exercise of stock options	11
Balance at end of period	27,583

Number of treasury stock shares
Balance at beginning of period	3,204
Purchases of treasury stock	103
Balance at end of period	3,307
Total number of outstanding shares	24,276

Common stock	$2

Additional paid-in capital
Balance at beginning of period	$366,252
Stock-based compensation to employees and directors	778
Exercise of stock options	193
Balance at end of period	$367,223

Accumulated deficit
Balance at beginning of period	$(153,864)
Net income attributable to stockholders of Overstock.com, Inc.	2,739
Balance at end of period	$(151,125)

Accumulated other comprehensive loss
Balance at beginning of period	$(621)
Net other comprehensive loss	(703)
Balance at end of period	$(1,324)

Treasury stock
Balance at beginning of period	$(82,531)
Purchases of treasury stock	(2,354)
Balance at end of period	(84,885)
Total equity attributable to stockholders of Overstock.com, Inc.	$129,891

Equity attributable to noncontrolling interests
Balance at beginning of period	$(18)
Net loss attributable to noncontrolling interests	(191)
Paid-in capital attributable to noncontrolling interests	95
Total equity attributable to noncontrolling interests	$(114)

Total equity	$129,777

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2015	2014	2015	2014
Cash flows from operating activities:
Consolidated net income	$2,548	$3,970	$7,379	$80,651
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,376	3,795	19,645	14,454
Stock-based compensation to employees and directors	778	923	3,890	3,422
Deferred income taxes	1,698	2,317	3,122	(66,203)
Amortization of debt discount and deferred loan costs	39	—	39	13
Loss on investment in precious metals	—	—	1,269	1,457
Loss on investment in cryptocurrency	117	—	117	—
Restructuring reversals	—	(360)	—	(399)
Other	10	(5)	7	(26)
Changes in operating assets and liabilities:
Restricted cash	—	—	1,000	75
Accounts receivable, net	3,312	211	185	15
Inventories, net	1,741	4,270	(1,694)	(1,238)
Prepaid inventories, net	(960)	139	(2,509)	323
Prepaids and other current assets	1,244	174	(385)	(1,824)
Other long-term assets, net	346	221	151	170
Accounts payable	(45,249)	(31,909)	8,312	12,000
Accrued liabilities	(10,359)	(13,718)	18,966	4,989
Deferred revenue	(4,709)	(478)	6,899	5,312
Other long-term liabilities	979	771	1,031	2,428
Net cash (used in) provided by operating activities	(43,089)	(29,679)	67,424	55,619
Cash flows from investing activities:
Purchases of marketable securities	(3)	(12)	(14)	(69)
Sales of marketable securities	35	77	35	217
Purchases of intangible assets	(32)	(22)	(145)	(35)
Investment in precious metals	—	—	(2,496)	(8,080)
Investment in cryptocurrency	—	—	(300)	—
Equity method investment	(95)	—	(345)	—
Cost method investment	(5,000)	—	(5,000)	—
Expenditures for fixed assets, including internal-use software and website development	(6,612)	(6,195)	(41,763)	(18,200)
Proceeds from sale of fixed assets	—	—	43	—
Net cash used in investing activities	(11,707)	(6,152)	(49,985)	(26,167)
Cash flows from financing activities:
Payments on capital lease obligations	(362)	—	(687)	—
Paydown on direct financing arrangement	(75)	(68)	(289)	(264)
Change in restricted cash	75	—	75	125
Proceeds from exercise of stock options	193	171	533	1,731
Purchase of treasury stock	(2,354)	(2,290)	(2,365)	(2,292)
Payment of debt issuance costs	—	—	(1,031)	—
Net cash used in financing activities	(2,523)	(2,187)	(3,764)	(700)
Net (decrease) increase in cash and cash equivalents	(57,319)	(38,018)	13,675	28,752
Cash and cash equivalents, beginning of period	181,641	148,665	110,647	81,895
Cash and cash equivalents, end of period	$124,322	$110,647	$124,322	$110,647

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$8	$14	$41	$65
Taxes paid	72	—	148	263
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$2,659	$4,018	$2,659	$4,121
Equipment acquired under capital lease obligations	362	—	687	—
Capitalized interest cost	39	—	65	—
Change in value of cash flow hedge	1,141	—	2,149	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $60.1 million and $135.1 million at March 31, 2015 and December 31, 2014, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2015 and December 31, 2014 as indicated (in thousands):

	Fair Value Measurements at March 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$60,094	$60,094	$—	$—
Trading securities held in a “rabbi trust” (1)	59	59	—	—
Total assets	$60,153	$60,153	$—	$—
Liabilities:
Derivatives (2)	$2,149	$—	$2,149	$—
Deferred compensation accrual “rabbi trust” (3)	63	63	—	—
Total liabilities	$2,212	$63	$2,149	$—

	Fair Value Measurements at December 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$135,092	$135,092	$—	$—
Trading securities held in a “rabbi trust” (1)	90	90	—	—
Total assets	$135,182	$135,182	$—	$—
Liabilities:
Derivatives (2)	$1,008	$—	$1,008	$—
Deferred compensation accrual “rabbi trust” (3)	94	94	—	—
Total liabilities	$1,102	$94	$1,008	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities”. The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $59,000 at March 31, 2015 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three months ended March 31, 2015 and 2014.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $572,000 and $511,000 at March 31, 2015 and December 31, 2014, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2015 and December 31, 2014, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cost of goods sold - direct	$65	$87
Technology	4,999	3,437
General and administrative	312	271
Total depreciation and amortization, including internal-use software and website development	$5,376	$3,795

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

During the three months ended March 31, 2015 and 2014, we capitalized $4.0 million and $4.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.2 million and $2.3 million for those respective periods.

Cost and equity method investments

In January 2015, in conjunction with our crypto-initiatives, we acquired a noncontrolling interest (less than 20%) in a privately held entity. The amount of the investment was $5 million and was recognized as a cost method investment included in Other long-term assets in our consolidated balance sheets. Earnings from the investment are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We have determined that it is not practicable to estimate the fair value of this investment. Consequently, we review this investment for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on its fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At March 31, 2015, the carrying amount of the investment was $5 million. We recognized zero impairment losses during the three months ended March 31, 2015 and 2014.

During 2014, we acquired a 24.9% interest in a broker-dealer as part of our efforts to develop and license software to trade crypto-securities using crypto-technologies. The purchase price for the investment was $250,000 and is accounted for as an equity method investment included in Other long-term assets in our consolidated balance sheets. At March 31, 2015, the difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee was not significant. Our proportionate share of the net income or loss of our equity method investee for three months ended March 31, 2015 and 2014 was not significant. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of income and our carrying value in that investment. In conjunction with the agreement to purchase this investment we also formed an entity that is 75.1% owned by us and 24.9% owned by other parties. Although not significant, we intend to make additional contributions to this entity on behalf of these other parties. This entity is included in our consolidated financial statements. Intercompany transactions with the entity have been eliminated and the amounts of contributions and gains or losses that are attributable to noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious Metals

Our precious metals consisted of $6.3 million in gold and $4.6 million in silver at March 31, 2015 and December 31, 2014. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of income. There were no recorded gains or losses on investments in precious metals for the three months ended March 31, 2015 and 2014.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the three months ended March 31, 2015 or the year ended December 31, 2014.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $233,000 and $340,000 at March 31, 2015 and December 31, 2014, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on cryptocurrency holdings were $117,000 and zero during the three months ended March 31, 2015 and 2014, respectively.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2015 or the year ended December 31, 2014.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We expect to borrow against the loan agreement in the second half of 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. Because we have not yet borrowed against the loan agreement related to our cash flow hedges, the notional amounts under our hedges at March 31, 2015 were zero.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges (1)	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Three months ended March 31, 2015
Interest rate swap	$(703)	Interest expense	$—	Interest expense	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges (1)	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (2)	Ending gains (losses)
Three months ended March 31, 2015
Interest rate swap	Other long-term liabilities	2023	$—	$(2,149)	$(1,008)	$(1,141)	$(2,149)
___________________________________________

(1)	— There were no outstanding derivative instruments for the three months ended March 31, 2014.

(2)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 7—Business Segments).

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

Club O loyalty program

We have a customer loyalty program called Club O for which we sell annual memberships ("standard Club O"). During 2014, we also introduced an introductory customer loyalty program called Club O Silver for customers who sign up to receive promotional emails. For standard Club O memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. Both the standard Club O and Club O Silver loyalty programs allow members to earn reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card revenue below for more information). Co-branded cardholders are also standard Club O members and earn additional reward dollars for purchases made on our Website, and from other merchants.

Club O Reward dollars earned may be redeemed on future purchases made through our Website. Standard Club O membership reward dollars expire 90 days after the customer’s Club O membership expires. Club O Silver reward dollars expire 90 days after they are earned if no additional qualifying purchases are made during that period.

We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

We recognize revenue for Club O reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O Reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Reward dollar breakage is currently recognized when the reward dollars expire as Other income in our consolidated statements of income. Because we recently introduced Club O Silver, and enrolled a significant number of Club O Silver members, reward dollars and resulting breakage may increase as compared to prior periods.

In instances where customers receive free Club O reward dollars not associated with any purchases, we account for these transactions as sales incentives such as coupons and record a reduction of revenue at the time the reward dollars are redeemed.

Co-branded credit card program

We have a co-branded credit card agreement with a commercial bank for the issuance of credit cards bearing the Overstock.com brand, under which the bank pays us fees for new accounts and for customer usage of the cards. The agreement also provides for a customer loyalty program offering reward points that customers will accrue from card usage and can use to make purchases on our Website (see Club O loyalty program above for more information). New account fees are recognized as revenue on a straight-line basis over the estimated expected life of co-branded credit card customers. Credit card usage fees are recognized as revenues as actual credit card usage occurs.

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

The allowance for returns was $10.4 million and $15.5 million at March 31, 2015 and December 31, 2014 respectively. The decrease in allowance for returns at March 31, 2015 compared to December 31, 2014 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $105,000 and $129,000 at March 31, 2015 and December 31, 2014, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2015		2014
Total revenue, net	$398,344	100%	$341,207	100%
Cost of goods sold
Product costs and other cost of goods sold	305,470	77%	261,798	77%
Fulfillment and related costs	17,437	4%	15,413	5%
Total cost of goods sold	322,907	81%	277,211	81%
Gross profit	$75,437	19%	$63,996	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $25.8 million and $20.4 million during the three months ended March 31, 2015 and 2014, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.4 million and $1.5 million at March 31, 2015 and December 31, 2014, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest at the greater of a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts are recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 6. Stock-Based Awards).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 4. Commitments and Contingencies).

Income taxes

Our income tax provision for interim periods is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, for relevant interim periods. We update our estimate of the annual effective tax rate each quarter and make cumulative adjustments if our estimated annual effective tax rate changes.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes of expenses or losses for which tax benefits are not recognized, how we do business, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower. The tax provision does not include a benefit for the federal research credit, which expired at the end of 2014. If retroactively reinstated, the credit will be a discrete tax benefit in the period enacted.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2015	2014
Net income attributable to stockholders of Overstock.com, Inc.	$2,739	$3,970
Net income per common share—basic:
Net income attributable to common shares—basic	0.11	0.17
Weighted average common shares outstanding—basic	24,213	23,926
Effect of dilutive securities:
Stock options and restricted stock awards	177	413
Weighted average common shares outstanding—diluted	24,390	24,339
Net income attributable to common shares—diluted	$0.11	$0.16

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2015	2014
Stock options and restricted stock units	132	226

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. Recent tentative decisions by the FASB may delay the effective date of this ASU and some of its other provisions. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard requires entities to apply this change on a retrospective basis for the periods presented. We are evaluating the effect that ASU 2015-03 will have in our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2015-05 will have in our consolidated financial statements and related disclosures.

3. BORROWINGS

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions of approximately $37.4 million toward the Project. We may also be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We expect to begin borrowing under the Facility in the second half of 2015.

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

Amounts outstanding under the Real Estate Loan and the Term Loan will carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion. Following conversion, we are required to make monthly payments of principal estimated to be $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38.0 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase; and

•	minimum liquidity of at least $50.0 million.

At March 31, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of March 31, 2015 we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

U.S. Bank letters of credit

At March 31, 2015 and December 31, 2014, letters of credit totaling $505,000 and $580,000 respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2015, $1.5 million was outstanding and $3.5 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital leases

During the three months ended March 31, 2015, and the year ended December 31, 2014, we entered into capital lease arrangements of computer equipment for $362,000 and $325,000, respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $362,000 and $325,000 shortly after entering into the respective agreements. As such, we have no future payment obligations under capital leases at March 31, 2015 and December 31, 2014.

Fixed assets included assets under capital leases of $4.9 million and $4.7 million and accumulated depreciation related to assets under capital leases of $3.0 million and $2.8 million, respectively, at March 31, 2015 and December 31, 2014. Depreciation expense of assets recorded under capital leases was $195,000 and $160,000, for the three months ended March 31, 2015 and 2014, respectively.

4. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2015, are as follows (in thousands):

Payments due by period
2015 (remainder)	$8,571
2016	9,342
2017	4,963
2018	4,585
2019	3,916
Thereafter	28,521
$59,898

Rental expense for operating leases totaled $3.1 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Minimum future payments under the naming rights agreement as of March 31, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$1,351
2016	1,391
Thereafter	—
$2,742

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of March 31, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$2,292
2016	2,118
Thereafter	—
$4,410

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and also in the original complaint and by later amendment, against 8 other defendant banks. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. Owing to its bankruptcy filing in 2008, we elected not to pursue our claims against one of the defendants. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. Following this settlement, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs

Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The defendants applied to the court for reimbursement from us of their allowable court costs, and the court ordered costs in the amount of $689,471. The Court of Appeal issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of Merrill Lynch Professional Clearing Corporation, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case has been remitted to the Court of Appeal, and subsequently to the trial court for final trial preparation and trial of our claims against Merrill Lynch Professional Clearing Corporation. The nature of the loss contingencies relating to any court costs ordered against us are described above.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. These district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15.0 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through

September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The appeal is briefed. No date has been set for oral argument. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

On September 11, 2011, Droplets, Inc. filed suit against us and eight other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering strings of programming code downloaded from a server to a client computer. The case was tried and on January 16, 2015 the jury rendered a verdict of infringement assessing damages in the amount of $4.0 million against us. Droplets has filed a motion for, and court may also order, injunctive relief, the payment of pre- and post-judgment interest, future royalties, attorney fees and costs. Droplets alleges future royalties in the amount of $305,000 per month. We have responded that we do not now infringe and that in any event, the amount requested is not legally justified. We have taken steps to avoid a future infringement finding. Droplets is also seeking reimbursement of its attorneys fees in an unspecified amount. Once judgment is final, we intend to appeal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, libel and slander. The suit relates to alleged representations about Nazerali found on the website deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other individuals on deepcapture.com. We are vigorously defending the action which is currently being tried in Canada. If Nazerali succeeds in the Canadian court, since we have no assets in Canada, Nazerali would have to domesticate his judgment in the United States before he could enforce any judgment against us. Canadian law and United States law regarding the prosecution of defamation, libel and slander cases are very different. As a result of the United States Constitutional protections of free speech, United States law affords a defendant in this type of case much greater procedural protections than does Canadian law. Before a foreign judgment for this kind of claim can be domesticated in the United States, a foreign judgment-holder must show that the judgment is not repugnant to the United States Constitution or alternatively, that affording the defendant these procedural protections would not have had a different result. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

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

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2015, we have accrued $12.7 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

5. INDEMNIFICATIONS AND GUARANTEES

During our normal course of business, we have made certain indemnities, commitments, and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, the environmental indemnity we entered into in favor of the lenders under our Loan Agreement with U.S. Bank and other banks, and indemnities to our directors and officers to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments we could be obligated to make. As such, we are unable to estimate with any reasonableness our potential exposure under these items. We have not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. We do, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

6. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three months ended March 31, 2015 and 2014, the Compensation Committee of the Board of Directors approved grants of 650 and 231,560 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2015, there were 232,739 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2015 was $22.80.

Stock-based compensation expense related to restricted stock awards was $778,000 and $923,000 during the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2015 (in thousands):

	Three months ended March 31, 2015
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	578	$16.70
Granted at fair value	1	22.80
Vested	(331)	12.52
Forfeited	(15)	23.70
Outstanding—end of period	233	$22.18

7. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three months ended March 31, 2015 and 2014. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	Direct	Partner	Total
2015
Revenue, net	$36,135	$362,209	$398,344
Cost of goods sold	32,527	290,380	322,907
Gross profit	$3,608	$71,829	$75,437
Operating expenses			71,593
Other income, net			644
Provision for income taxes			1,940
Consolidated net income			$2,548

2014
Revenue, net	$38,047	$303,160	$341,207
Cost of goods sold	33,097	244,114	277,211
Gross profit	$4,950	$59,046	$63,996
Operating expenses			57,929
Other income, net			493
Provision for income taxes			2,590
Consolidated net income			$3,970

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

For the three months ended March 31, 2015 and 2014, substantially all of our sales revenues were attributable to customers in the United States. At March 31, 2015 and December 31, 2014, substantially all of our fixed assets were located in the United States.

8. SUBSEQUENT EVENTS

In April 2015, we purchased a noncontrolling interest in a privately held entity. The amount of the investment totaled $1 million. We will recognize the investment as a cost method investment. Earnings from the investment will be recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary.

In April 2015, the Compensation Committee of the Board of Directors approved grants of 234,250 restricted stock awards to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. The grant date fair value of these awards was $24.74. As of April 20, 2015, there were 466,989 unvested restricted stock awards that remained outstanding.

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

•
our future operating and financial results, including any projections of revenue, profits or losses, contribution, technology expense, general and administrative ("G&A") expense, cash flow, capital expenditures or other financial measures or amounts or non-GAAP financial measures or amounts or anticipated changes in any of them;

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

•
our decision to accept bitcoins as payment for the goods and services we sell and our expectations regarding the advantages and risks of doing so, and our expectations that any bitcoin or other transaction processing agents we utilize will perform in accordance with our expectations regardless of fluctuations in the value of bitcoin or other developments that may affect us or such processing agents;

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

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Overstock Fulfillment Services and Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our recently-announced launch of our Farmers Market offerings;

•	our plans and expectations regarding our recently-announced launch of insurance product offerings and consumer finance offerings;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions, including our expectations about our anticipated appeal of the Droplets verdict against us;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•	our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business;

•	our beliefs regarding the adequacy of our insurance coverage;

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

•
our expectations regarding the costs and benefits of our other businesses, innovations and projects, including our new and used car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings, our consignment services, our ecommerce marketplace channel offerings, our projects involving bitcoin and our project to develop a decentralized facility for the trading of securities and other future businesses, innovations and projects and the anticipated functionality and results of operations of them;

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

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

•	changes in U.S. and global economic conditions and consumer spending;

•	any downturn in the U.S. housing industry;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping or making payments online;

•	any failure to maintain our existing relationships or build new relationships with partners on acceptable terms;

•	any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•	any difficulties we may have with the quality or safety of the products we offer;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers;

•	problems with cyber security or data breaches or Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

•
problems with or affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors or any difficulties we may have maintaining compliance with the rules of the credit card processors;

•
any problems we may encounter as a result of the anticipated implementation in the U.S of the EMV (Europay, MasterCard and Visa) standards for credit cards, which are scheduled to be implemented in the U.S. during 2015, including any problems that may result from any increase in online fraud as a result of the implementation or anticipated implementation of the EMV standards;

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

•
any environmental or other difficulties we may encounter relating to the real estate we recently purchased, the design and construction of an office campus on that property to serve as our corporate headquarters, our financing of a substantial portion of the costs of designing and constructing the office campus and headquarters or of the interest rate swaps we entered into in connection with the financing, of financing it after construction, or the transition from our current facilities to new facilities;

•
any difficulties we may encounter in connection with Overstock Fulfillment Services and Supplier Oasis and our efforts to provide multi-channel fulfillment services, our Farmers Market offerings, our insurance product offerings, our consumer finance offerings or other businesses or product or service offerings outside of our main shopping website offerings;

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

•
the outcomes of legal proceedings, investigations and claims, including the outcome of our appeal of the judgment against us in the Droplets matter or the judgment obtained by the District Attorneys of a number of California counties as described in this report;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Quarterly Report on Form 10-Q in Part II, Item 1A under the caption “Risk Factors” in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

We have two operating segments, direct and partner. Our direct business includes sales made to individual consumers and businesses, from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. For our partner business, we sell merchandise of other retailers, cataloguers or manufacturers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners.

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

Revenues in Q1 2015 increased 17% compared to Q1 2014. The growth in revenue was primarily due to a 12% increase in orders, coupled with a 5% increase in average order size, from $165 to $174. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases in revenue were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers.

Gross profit in Q1 2015 increased 18% compared to Q1 2014 primarily as a result of revenue growth. Gross margin increased to 18.9% in Q1 2015 compared to 18.8% in Q1 2014. The increase in gross margin was largely due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Sales and marketing expenses as a percentage of revenue increased from 6.9% to 7.0% during Q1 2015 as compared to the same period in 2014, primarily due to increased spending in the display ad and offline advertising marketing channels, partially offset by decreased staff-related costs and decreased spending in the email marketing channel.

As a result of these factors, we had a 17% increase in Contribution in Q1 2015 compared to Q1 2014 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin remained flat at 11.9% for both periods.

Technology expenses in Q1 2015 increased $3.5 million compared to Q1 2014, primarily due to an increase in depreciation of $1.6 million, an increase in staff-related costs of $1.5 million, and increased licensing and support costs of $441,000.

General and administrative expense in Q1 2015 increased $5.2 million compared to Q1 2014 primarily due to an increase of $1.9 million in staff and travel related costs, an increase in legal costs of $1.5 million, and a $1.3 million increase in management consulting services.

We continue to seek opportunities for growth by expanding our international sales and distribution footprint, through our crypto-initiatives, and through other means. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, and may make investments in other technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete the project in 2016. We estimate that the total project will cost approximately $95.4 million and as of March 31, 2015 have spent approximately $19.7 million toward the project. In connection with this project, we entered in to a loan agreement in 2014 which provides for an aggregate $55.8 million credit facility consisting of a term loan and revolving loan facility. We expect to begin borrowing under the facility in the second half of 2015. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2015	2014
	(as a percentage of total net revenue)
Revenue, net
Direct	9.1%	11.2%
Partner	90.9	88.8
Total net revenue	100.0	100.0
Cost of goods sold
Direct	8.2	9.7
Partner	72.9	71.5
Total cost of goods sold	81.1	81.2
Gross profit	18.9	18.8
Operating expenses:
Sales and marketing	7.0	6.9
Technology	5.8	5.7
General and administrative	5.2	4.5
Restructuring	—	(0.1)
Total operating expenses	18.0	17.0
Operating income	0.9	1.8
Interest income	—	—
Interest expense	—	—
Other income, net	0.2	0.1
Income before income taxes	1.1	1.9
Provision for income taxes	0.5	0.8
Consolidated net income	0.6%	1.2%

Comparison of Three Months Ended March 31, 2015 to Three Months Ended March 31, 2014

Revenue

The following table reflects our net revenues for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Revenue, net
Direct	$36,135	$38,047	$(1,912)	(5.0)%
Partner	362,209	303,160	59,049	19.5
Total revenue, net	$398,344	$341,207	$57,137	16.7%

The primary reason for increased total net revenue for the three months ended March 31, 2015, as compared to the same period in 2014, was a 12% increase in orders, coupled with a 5% increase in average order size, from $165 to $174. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases in revenue were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers.

The primary reason for decreased direct revenue for the three months ended March 31, 2015, as compared to the same period in 2014, was an increase in gross returns and promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The increase in partner revenue for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products, partially offset by an increase in gross returns and promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. Notwithstanding this increase, we do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

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

The product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing and joint-marketing offered by our suppliers, and the types of liquidation inventory we are able to obtain. These factors change frequently and affect the mix of the product lines we sell. While we have experienced a trend toward our home and garden category in recent years, our business model is to deal primarily in price-competitive replenishable and closeout merchandise, which includes a wide variety of product offerings. While we do not currently expect any material shifts in our product line mix, the amount of the product lines we sell is an economic result of the factors described above, which may change from time to time.

We continue to seek increased participation in our Club O loyalty program. We also intend to increase Club O Rewards to our Club O members in lieu of coupons we offer to all customers. This may adversely impact our revenues if the incremental sales from our Club O members as a result of this change are less than any decrease in the sales from our current coupon program. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

International sales were less than 2% of total net revenues for the three months ended March 31, 2015 and 2014.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the three months ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Net Income
2	$(8,924)	$(1,357)
1	$(4,245)	$(644)
As reported	As reported	As reported
-1	$4,082	$615
-2	$13,139	$1,999

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Revenue, net
Direct	$36,135	$38,047	$(1,912)	(5.0)%
Partner	362,209	303,160	59,049	19.5
Total net revenue	$398,344	$341,207	$57,137	16.7%
Cost of goods sold
Direct	$32,527	$33,097	$(570)	(1.7)%
Partner	290,380	244,114	46,266	19.0
Total cost of goods sold	$322,907	$277,211	$45,696	16.5%
Gross Profit
Direct	$3,608	$4,950	$(1,342)	(27.1)%
Partner	71,829	59,046	12,783	21.6
Total gross profit	$75,437	$63,996	$11,441	17.9%

Gross margins for the past five quarterly periods and fiscal year ending 2014 were:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014	Q1 2015
Direct	13.0%	11.3%	12.5%	12.5%	12.3%	10.0%
Partner	19.5%	19.7%	19.7%	18.7%	19.3%	19.8%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%	18.9%

Total gross profit for the three months ended March 31, 2015 increased 18% as compared to the same period in 2014 primarily as a result of revenue growth. Total gross margin for the three months ended March 31, 2015 increased to 18.9% as compared to 18.8% during the same period in 2014. The increase in gross margin was largely due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. We do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

The 302 basis point decrease in direct gross margin for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to driving a higher proportion of our sales using such promotions, increased warehousing costs, and increased returns costs.

The 35 basis point increase in partner gross margin for the three months ended March 31, 2015, as compared to the same period in 2014 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to driving a higher proportion of our sales using such promotions.

Cost of goods sold includes stock-based compensation expense of $29,000 and $40,000 for the three months ended March 31, 2015 and 2014, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2015		2014
Total revenue, net	$398,344	100%	$341,207	100%
Cost of goods sold
Product costs and other cost of goods sold	305,470	77%	261,798	77%
Fulfillment and related costs	17,437	4%	15,413	5%
Total cost of goods sold	322,907	81%	277,211	81%
Gross profit	$75,437	19%	$63,996	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three months ended March 31, 2015 as compared to the same periods in 2014.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Sales and marketing expenses	$27,972	$23,392	$4,580	19.6%
Sales and marketing expenses as a percent of net revenues	7.0%	6.9%

The 17 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to increased spending in the display ad and offline advertising marketing channels, partially offset by decreased staff-related costs and decreased spending in the email marketing channel.

Sales and marketing expenses include stock-based compensation expense of $59,000 and $81,000 for the three months ended March 31, 2015 and 2014, respectively.

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

We have experienced an increase in the frequency and variety of cyber attacks on our Website. The impact of these attacks, their costs, and the costs incurred to protect our Website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to incur costs relating to them.

The following table reflects our technology expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
Technology expenses	$23,087	$19,601	$3,486	17.8%
Technology expenses as a percent of net revenues	5.8%	5.7%

The $3.5 million increase in technology costs for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $1.6 million, an increase in staff-related costs of $1.5 million, and increased licensing and support costs of $441,000.

We continue to seek opportunities for growth by expanding our international sales and distribution footprint, through our crypto-initiatives, and through other means. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, and may make investments in other technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Technology expenses include stock-based compensation expense of $120,000 and $170,000 for the three months ended March 31, 2015 and 2014, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
	2015	2014	$ Change	% Change
General and administrative expenses	$20,534	$15,296	$5,238	34.2%
General and administrative expenses as a percent of net revenues	5.2%	4.5%

The $5.2 million increase in general and administrative expenses (“G&A”) for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to an increase of $1.9 million in staff and travel related costs, an increase in legal costs of $1.5 million, and a $1.3 million increase in management consulting services.

G&A expenses include stock-based compensation expense of approximately $570,000 and $632,000 for the three months ended March 31, 2015 and 2014, respectively.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2015	2014
Cost of goods sold - direct	$65	$87
Technology	4,999	3,437
General and administrative	312	271
Total depreciation and amortization, including internal-use software and website development	$5,376	$3,795

Other income

Other income, net for the three months ended March 31, 2015 was $605,000 as compared to $459,000 in 2014. The change is primarily due to increased Club O Rewards breakage of $336,000 due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program, partially offset by losses on crypto-currency of $117,000 and a decrease in gift card breakage of $95,000.

Income taxes

Our provision for income taxes for the three months ended March 31, 2015 and 2014 was $1.9 million and $2.6 million, respectively. The decrease in the 2015 provision relative to the 2014 provision is primarily due to a decrease in pre-tax income in the same quarter. The effective tax rate for the three months ended March 31, 2015 and 2014 was 43.2% and 39.5%, respectively. The increase in the effective tax rate is attributable to an increase in the valuation allowance related to the deferred tax asset for unrealized capital losses and losses in certain jurisdictions where no benefit can be recognized. We have indefinitely reinvested foreign earnings of $171,000 at March 31, 2015. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2015, 2014 and 2013 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2015	$398,344	$	N/A	$	N/A	$	N/A
2014	341,207		332,545		352,991		470,360
2013	311,994		293,204		301,426		397,593

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

As we have previously announced, we plan to build a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $95.4 million. We have spent approximately $19.7 million toward the project as of March 31, 2015. In 2014, we entered into a syndicated senior secured credit facility with U.S. Bank National Association, and other banks which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10.0 million revolving loan facility that terminates on October 24, 2017 but may be renewed with the consent of all lenders.

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

The $10.0 million in financing to be available under the revolving loan facility may be used for working capital, capital expenditures and other corporate purposes, but may not be used for the construction of the headquarters. In order to draw on either the construction loan or the revolving loan we are required to satisfy a number of conditions set forth in the loan agreement. Based on these conditions (primarily the requirement to fund a substantial portion of the project costs) we do not expect to draw on the construction loan until the second half of 2015 (see Borrowings - U.S. Bank term loan and revolving loan agreement below).

We expect to continue discussions with the bank regarding additional financing for equipment and furniture for our new corporate headquarters, when we are nearer to completion of construction.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2015, we had cash and cash equivalents of $124.3 million.

Cash flow information is as follows (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2015	2014	2015	2014
Cash provided by (used in):
Operating activities	$(43,089)	$(29,679)	$67,424	$55,619
Investing activities	(11,707)	(6,152)	(49,985)	(26,167)
Financing activities	(2,523)	(2,187)	(3,764)	(700)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2015 and 2014, was $(49.7) million and $(35.9) million, respectively, and $25.7 million and $37.4 million for the twelve months ended March 31, 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the three months ended March 31, 2015 and 2014, our operating activities resulted in net cash outflows of $43.1 million and $29.7 million, respectively.

Cash received from customers generally corresponds to our net revenues as our customers primarily use credit cards to buy from us causing our receivables from these sales transactions to settle quickly. We have payment terms with our partners that generally extend beyond the amount of time necessary to collect proceeds from our customers. As a result, following our typically seasonally strong fourth quarter sales, at December 31 of each year, our cash, cash equivalents, accounts payable and accrued liability balances normally reach their highest level (other than as a result of cash flows provided by or used in investing and financing activities). However, our accounts payable and accrued liability balances normally decline during the first three months following year-end, which normally results in a decline in our cash and cash equivalents balances from the year-end balance. The seasonality of our business causes payables and accruals to grow significantly in the fourth quarter, and then decrease in the first quarter when they are typically paid.

The $43.1 million of net cash used by operating activities during the three months ended March 31, 2015 was primarily due to decreases in accounts payable of $45.2 million, accrued liabilities of $10.4 million, and deferred revenue of $4.7 million. Accounts payable and deferred revenue decreased due to seasonality which caused high balances at year-end 2014 and a significant decline during 2015. The decrease in accrued liabilities was primarily attributable to decreases in our returns allowance due to seasonality. The net cash used by operating activities during the three months ended March 31, 2015 was partially offset by non-cash depreciation and amortization expense of $5.4 million, a decrease in accounts receivable of $3.3 million and net income of $2.5 million.

The $29.7 million of net cash used by operating activities during the three months ended March 31, 2014 was primarily due to decreases in accounts payable of $31.9 million and accrued liabilities of $13.7 million. Accounts payable increased in Q4 2013 due to increased sales and in part due to the timing of key holiday sales. In 2013, the holiday sales season began later than in previous years, and as a result some of our payments to our suppliers for holiday sales were due in January 2014 rather than in December 2013. This caused a significant increase in accounts payable during Q4 2013 and a significant decrease in accounts payable during Q1 2014. Accrued liabilities increased during Q4 2013 due to the timing of some invoices related to marketing expenses and legal matters which were paid in Q1 2014. The net cash used by operating activities during the three months ended March 31, 2014 was partially offset by a reduction in inventory of $4.3 million, net income of $4.0 million, and non-cash depreciation, amortization and stock compensation expense of $4.7 million.

Cash flows from investing activities

For the three months ended March 31, 2015 investing activities resulted in net cash outflows of $11.7 million primarily due to $6.6 million of expenditures for fixed assets and a $5.0 million cost method investment.

For the three months ended March 31, 2014, investing activities resulted in net cash outflows of $6.2 million, primarily from expenditures for fixed assets.

Cash flows from financing activities

For the three months ended March 31, 2015 and 2014, financing activities resulted in net cash outflows of $2.5 million and $2.2 million, respectively.

The $2.5 million used in financing activities during the three months ended March 31, 2015 and the $2.2 million used during the same period in 2014 resulted primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$8,571	$9,342	$4,963	$4,585	$3,916	$28,521	$59,898
Naming rights	1,351	1,391	—	—	—	—	2,742
Purchase obligations	22,814	—	—	—	—	—	22,814
Technology, marketing and other services	2,292	2,118	—	—	—	—	4,410
Headquarters construction costs	36,316	39,236	208	—	—	—	75,760
U.S. Bank term loan payments	186	1,801	3,110	3,158	3,106	49,604	60,965
Total contractual cash obligations (1)	$71,530	$53,888	$8,281	$7,743	$7,022	$78,125	$226,589
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $45.8 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$505	$—	$—	$—	$—	$—	$505

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

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2015. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $95.4 million. Under the financing agreement described below we are required to fund the first $37.4 million of project costs before we can draw on the loan. At March 31, 2015 we had funded approximately $19.7 million toward the project, including approximately $11.0 million we paid to purchase the land. Our obligations include payments to become due under the

Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

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

Construction agreement

We estimate the total cost of building our corporate headquarters, including the land and related equipment and furniture, at approximately $95.4 million over approximately the next two years. Our wholly owned subsidiary O.com Land is party to a construction agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided by Okland in connection with the construction of the Project.

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

Tax contingencies

As of March 31, 2015 and December 31, 2014, tax contingencies were $780,000 and $709,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax examinations in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

On October 24, 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks. The Facility is governed by a Loan Agreement dated as of October 24, 2014 and collateral and other agreements. The Loan Agreement provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the development and construction of the Project described above, and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not construction of the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions totaling approximately $37.4 million toward the Project. We may also be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We expect to satisfy the conditions to funding under the Facility in the second half of 2015.

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

Amounts outstanding under the Real Estate Loan and the Term Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements with U.S. Bank and Compass Bank designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually. Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion, after which monthly payments of principal in the amount of $1.1 million annually plus interest will be due and payable, with a balloon payment of all then unpaid principal (estimated to be $38.0 million), interest and other amounts due and payable on the Term Loan due on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase; and

•	minimum liquidity of at least $50.0 million.

At March 31, 2015, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness, including senior-secured indebtedness consisting of interest-bearing debt for borrowed money or for financed assets. However, the Loan Agreement permits us to incur up to $20.0 million principal amount of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of March 31, 2015 and as of April 20, 2015, we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

U.S. Bank letters of credit

As of March 31, 2015 and December 31, 2014, letters of credit totaling $505,000 and $580,000 respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2015, $1.5 million was outstanding and

$3.5 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the critical accounting policies previously disclosed in that report.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2015		2014
Total net revenue	$398,344	100%	$341,207	100%
Cost of goods sold	322,907	81.1	277,211	81.2
Gross profit	75,437	18.9	63,996	18.8
Less: Sales and marketing expense	27,972	7.0	23,392	6.9
Contribution and contribution margin	$47,465	11.9%	$40,604	11.9%

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

	Three months ended March 31,		Twelve months ended March 31,
	2015	2014	2015	2014
Net cash (used in) provided by operating activities	$(43,089)	$(29,679)	$67,424	$55,619
Expenditures for fixed assets, including internal-use software and website development	(6,612)	(6,195)	(41,763)	(18,200)
Free cash flow	$(49,701)	$(35,874)	$25,661	$37,419

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

Any investment in our securities involves a high degree of risk. Investors should consider carefully the risks and uncertainties described in this Form 10-Q, including the risks described in Item 1A of Part II ("Risk Factors") of this Form 10-

Q, and all other information in this Form 10-Q and in our other filings with the SEC including those we file after we file this Form 10-Q, before deciding whether to purchase or hold our securities.

Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our business. The occurrence of any of the risks described under “Risk Factors” in this report could harm our business. The trading price of our securities could decline due to any of these risks and uncertainties, and investors may lose part or all of their investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the interest rate swaps described below and elsewhere in this Quarterly Report on Form 10-Q, we do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.7 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At March 31, 2015 we had no amounts outstanding under the Real Estate Loan, and the notional amount of the swaps was zero.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At March 31, 2015 our swaps are included as Other long-term liabilities in the amount of $2.1 million. The change in fair value of our swaps for the three months ended March 31, 2015 was a loss of $1.1 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At March 31, 2015, we had $124.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.2 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At March 31, 2015, we had assets consisting of investments in precious metals totaling $10.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $109,000 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At March 31, 2015, letters of credit totaling $505,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $5,000 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

At March 31, 2015, we had cryptocurrency-denominated assets totaling $233,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,300 on our earnings or loss, or the recorded value or cash flows of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Item 1 of Part I, “Financial Statements “—Note 4—“Commitments and Contingencies,” subheading “Legal Proceedings,” contained in the “Notes to Consolidated Financial Statements” of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

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

At March 31, 2015, we had relationships with approximately 3,400 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 91% of our net revenues for the three months ended March 31, 2015. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice.

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

If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility. In the event of an earthquake or other local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could harm our business.

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

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Changes in webmail applications’ organization or prioritization of email could reduce the number of potential customers opening our email. For example, Google Inc.’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially adversely affect our business, financial condition and operating results.

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

Implementation of the EMV credit card standards in the U.S. during 2015 may increase fraud efforts against U.S. online retailers, including us.
Credit card issuers in the United States are expected to begin replacing traditional credit cards with credit cards meeting the EMV (Europay, MasterCard and Visa) standards during 2015. Cards meeting the EMV standards contain a chip which makes the cards more difficult to counterfeit than the traditional magnetic stripe-only cards widely used in the U.S. However, to the extent that the EMV standards make card-duplication fraud more difficult, the new standards may drive more fraud efforts against online retailers. Consequently, as an online retailer, we may be subject to increasing levels of fraudulent orders and other types of criminal activities.

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

We have entered into contracts and plan to spend approximately $95.4 million to build, equip and furnish a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

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

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters is approximately $95.4 million. We have entered into a syndicated senior secured credit facility with U.S. Bank and other banks that is intended to provide us with construction and term financing of $45.8 million. The facility is designed to convert to an approximately 6.75 year term loan upon completion of construction. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, we may be unable to obtain or utilize the financing contemplated by the facility. If the financing we anticipate under the facility is not fully available to us for any reason, it would have a material adverse effect on our liquidity and could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

In October 2014, we entered into a Construction Agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided in connection with the construction of our corporate headquarters, together with related facilities and improvements. Okland has agreed that the work contemplated by the Construction Agreement will be performed for the Guaranteed Maximum Price (as defined in the Construction Agreement) and in accordance with the Construction Schedule (as defined in the Construction Agreement). However, neither the Guaranteed Maximum Price nor the Construction Schedule had been finalized as of the date of the Construction Agreement or as of April 20, 2015, and the Construction Agreement provides that Okland does not warrant or guarantee estimates or schedules except as they are included in the future as part of the Guaranteed Maximum Price and the final Project schedule and Construction Schedule. Further, both the Guaranteed Maximum Price and the Construction Schedule are subject to change after they have been determined. Because many aspects of the proposed construction remain subject to future agreement, there is a risk of difficulties under the Construction Agreement, any of which if not resolved to the satisfaction of us and Okland could cause difficulties with the construction of our headquarters, any of which in turn could cause us to default under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks.

Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We expect to incur substantial indebtedness.

At March 31, 2015, we had no indebtedness for borrowed money. However, we expect to incur substantial indebtedness under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks, and we expect to incur substantial additional indebtedness in connection with the completion of our headquarters. In addition, we expect to incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

At March 31, 2015 our investment in precious metals was $10.9 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At March 31, 2015, our accumulated deficit was $151.1 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors.

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

Our recently-launched Overstock Fulfillment Services and Supplier Oasis face competition from other distribution networks and will require substantial resources.

We recently launched Overstock Fulfillment Services and Supplier Oasis, which provide multi-channel fulfillment services to sellers, suppliers, and partners and a single integration point through which partners can manage their products, inventory and sales channels. The marketplace for these services is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Overstock Fulfillment Services and Supplier Oasis may require substantial investments over a lengthy period of time. Further, most of the risks applicable to our business generally are also applicable to the business of Overstock Fulfillment Services and Supplier Oasis. If we are unable to generate sufficient revenues and gross profits from Overstock Fulfillment Services and Supplier Oasis, our business, financial condition and operating results could be materially adversely affected.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2015, filed with the SEC on April 29, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2015	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management