Form 10-Q
period 2015-06-30
OVERSTOCK.COM, INC
filed 2015-08-07
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015

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

There were 24,325,438 shares of the Registrant’s common stock, par value $0.0001, outstanding on August 3, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$105,471	$181,641
Restricted cash	505	580
Accounts receivable, net	15,843	18,963
Inventories, net	27,528	26,208
Prepaid inventories, net	2,448	3,214
Deferred tax assets, net	15,019	14,835
Prepaids and other current assets	17,620	12,621
Total current assets	184,434	258,062
Fixed assets, net	65,956	52,071
Precious metals	10,853	10,905
Deferred tax assets, net	46,931	50,331
Goodwill	2,784	2,784
Other long-term assets, net	9,812	2,712
Total assets	$320,770	$376,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,178	$112,787
Accrued liabilities	67,130	81,564
Deferred revenue	45,840	48,451
Notes payable, current	500	—
Total current liabilities	181,648	242,802
Other long-term liabilities	6,207	4,843
Total liabilities	187,855	247,645
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,633 and 27,241
Outstanding shares - 24,325 and 24,037	2	2
Additional paid-in capital	368,260	366,252
Accumulated deficit	(149,457)	(153,864)
Accumulated other comprehensive loss	(736)	(621)
Treasury stock:
Shares at cost - 3,308 and 3,204	(84,893)	(82,531)
Equity attributable to stockholders of Overstock.com, Inc.	133,176	129,238
Equity attributable to noncontrolling interests	(261)	(18)
Total equity	132,915	129,220
Total liabilities and stockholders’ equity	$320,770	$376,865
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue, net
Direct	$34,428	$33,215	$70,563	$71,262
Partner	353,585	299,330	715,794	602,490
Total net revenue	388,013	332,545	786,357	673,752
Cost of goods sold
Direct(1)	31,235	29,473	63,762	62,570
Partner	283,121	240,447	573,501	484,561
Total cost of goods sold	314,356	269,920	637,263	547,131
Gross profit	73,657	62,625	149,094	126,621
Operating expenses:
Sales and marketing(1)	28,087	23,543	56,059	46,935
Technology(1)	24,059	21,408	47,146	41,009
General and administrative(1)	19,429	15,881	39,963	31,177
Restructuring	—	—	—	(360)
Total operating expenses	71,575	60,832	143,168	118,761
Operating income	2,082	1,793	5,926	7,860
Interest income	38	37	81	78
Interest expense	(8)	(12)	(12)	(19)
Other income, net	1,163	524	1,768	983
Income before income taxes	3,275	2,342	7,763	8,902
Provision for income taxes	1,849	433	3,789	3,023
Consolidated net income	$1,426	$1,909	$3,974	$5,879
Less: Net loss attributable to noncontrolling interests	(242)	—	(433)	—
Net income attributable to stockholders of Overstock.com, Inc.	$1,668	$1,909	$4,407	$5,879
Net income per common share—basic:
Net income attributable to common shares—basic	$0.07	$0.08	$0.18	$0.25
Weighted average common shares outstanding—basic	24,306	24,009	24,260	23,968
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.07	$0.08	$0.18	$0.24
Weighted average common shares outstanding—diluted	24,398	24,190	24,394	24,265
________________________________________

(1) Includes stock-based compensation as follows (Note 6):
Cost of goods sold — direct	$48	$45	$77	$85
Sales and marketing	31	97	90	178
Technology	206	197	326	367
General and administrative	675	689	1,245	1,321
Total	$960	$1,028	$1,738	$1,951

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated net income	$1,426	$1,909	$3,974	$5,879
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedges, net of benefit (expense) for taxes of ($351), $0, $87, and $0.	588	—	(115)	—
Other comprehensive income (loss)	588	—	(115)	—
Comprehensive income	$2,014	$1,909	$3,859	$5,879
Less: Comprehensive loss attributable to noncontrolling interests	(242)	—	(433)	—
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$2,256	$1,909	$4,292	$5,879

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Six months ended June 30, 2015
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,241
Common stock issued upon vesting of restricted stock	378
Exercise of stock options	14
Balance at end of period	27,633

Number of treasury stock shares
Balance at beginning of period	3,204
Purchases of treasury stock	104
Balance at end of period	3,308
Total number of outstanding shares	24,325

Common stock	$2

Additional paid-in capital
Balance at beginning of period	$366,252
Stock-based compensation to employees and directors	1,738
Exercise of stock options	270
Balance at end of period	$368,260

Accumulated deficit
Balance at beginning of period	$(153,864)
Net income attributable to stockholders of Overstock.com, Inc.	4,407
Balance at end of period	$(149,457)

Accumulated other comprehensive loss
Balance at beginning of period	$(621)
Net other comprehensive loss	(115)
Balance at end of period	$(736)

Treasury stock
Balance at beginning of period	$(82,531)
Purchases of treasury stock	(2,362)
Balance at end of period	(84,893)
Total equity attributable to stockholders of Overstock.com, Inc.	$133,176

Equity attributable to noncontrolling interests
Balance at beginning of period	$(18)
Net loss attributable to noncontrolling interests	(433)
Paid-in capital attributable to noncontrolling interests	190
Total equity attributable to noncontrolling interests	$(261)

Total equity	$132,915

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Consolidated net income	$3,974	$5,879	$6,896	$78,862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,214	8,105	21,173	15,101
Stock-based compensation to employees and directors	1,738	1,951	3,822	3,634
Deferred income taxes	3,303	2,609	4,435	(65,911)
Loss on investment in precious metals	52	—	1,321	1,075
Loss on investment in cryptocurrency	106	—	106	—
Restructuring reversals	—	(360)	—	(360)
Other	3	(10)	5	(22)
Changes in operating assets and liabilities:
Restricted cash	—	—	1,000	75
Accounts receivable, net	3,120	419	(215)	(1,046)
Inventories, net	(1,320)	6,841	(7,326)	787
Prepaid inventories, net	766	(64)	(580)	(216)
Prepaids and other current assets	(5,347)	(5,485)	(1,317)	(1,220)
Other long-term assets, net	425	(112)	563	(233)
Accounts payable	(44,004)	(33,932)	11,580	7,172
Accrued liabilities	(20,599)	(14,841)	9,849	3,811
Deferred revenue	(2,611)	(1,093)	9,612	6,369
Other long-term liabilities	1,313	794	1,342	2,947
Net cash (used in) provided by operating activities	(47,867)	(29,299)	62,266	50,825
Cash flows from investing activities:
Purchases of marketable securities	(7)	(16)	(14)	(53)
Sales of marketable securities	35	77	35	217
Purchases of intangible assets	(94)	(54)	(175)	(67)
Investment in precious metals	—	—	(2,496)	(8,080)
Investment in cryptocurrency	—	—	(300)	—
Equity method investment	(190)	—	(440)	—
Cost method investment	(7,000)	—	(7,000)	—
Expenditures for fixed assets, including internal-use software and website development	(19,039)	(15,079)	(45,306)	(23,850)
Proceeds from sale of fixed assets	22	—	65	—
Net cash used in investing activities	(26,273)	(15,072)	(55,631)	(31,833)
Cash flows from financing activities:
Payments on capital lease obligations	(362)	(325)	(362)	(325)
Paydown on direct financing arrangement	(151)	(138)	(295)	(270)
Change in restricted cash	75	—	75	125
Proceeds from exercise of stock options	270	342	439	916
Purchase of treasury stock	(2,362)	(2,295)	(2,368)	(2,297)
Proceeds from debt issuance	500	—	500	—
Payment of debt issuance costs	—	—	(1,031)	—
Net cash used in financing activities	(2,030)	(2,416)	(3,042)	(1,851)
Net (decrease) increase in cash and cash equivalents	(76,170)	(46,787)	3,593	17,141
Cash and cash equivalents, beginning of period	181,641	148,665	101,878	84,737
Cash and cash equivalents, end of period	$105,471	$101,878	$105,471	$101,878

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six months ended June 30,		Twelve months ended June 30,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$25	$26	$46	$58
Taxes paid	200	—	276	253
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$6,971	$674	$6,971	$766
Equipment acquired under capital lease obligations	362	325	362	325
Capitalized interest cost	78	—	104	—
Change in value of cash flow hedge	202	—	1,210	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including money market funds with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $52.1 million and $135.1 million at June 30, 2015 and December 31, 2014, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of June 30, 2015 and December 31, 2014 as indicated (in thousands):

	Fair Value Measurements at June 30, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$52,097	$52,097	$—	$—
Trading securities held in a “rabbi trust” (1)	63	63	—	—
Total assets	$52,160	$52,160	$—	$—
Liabilities:
Derivatives (2)	$1,210	$—	$1,210	$—
Deferred compensation accrual “rabbi trust” (3)	67	67	—	—
Total liabilities	$1,277	$67	$1,210	$—

	Fair Value Measurements at December 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$135,092	$135,092	$—	$—
Trading securities held in a “rabbi trust” (1)	90	90	—	—
Total assets	$135,182	$135,182	$—	$—
Liabilities:
Derivatives (2)	$1,008	$—	$1,008	$—
Deferred compensation accrual “rabbi trust” (3)	94	94	—	—
Total liabilities	$1,102	$94	$1,008	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities.” The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $63,000 at June 30, 2015 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and six months ended June 30, 2015 and 2014.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $424,000 and $511,000 at June 30, 2015 and December 31, 2014, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At June 30, 2015 and December 31, 2014, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of goods sold - direct	$68	$69	$133	$157
Technology	5,457	3,959	10,456	7,395
General and administrative	313	282	625	553
Total depreciation and amortization, including internal-use software and website development	$5,838	$4,310	$11,214	$8,105

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

During the three months ended June 30, 2015 and 2014, we capitalized $5.4 million and $3.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.7 million and $2.5 million, respectively, for those respective periods. During the six months ended June 30, 2015 and 2014, we capitalized $9.4 million and $7.0 million, respectively, of such costs and had amortization of $6.9 million and $4.8 million for those respective periods.

Cost and equity method investments

At June 30, 2015, we held noncontrolling interests (less than 20%) in three privately held entities. The total aggregate amount of our three investments was $7.0 million and the investments are recognized as cost method investments included in Other long-term assets in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We have determined that it is not practicable to estimate the fair value of these investments. Consequently, we review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At June 30, 2015, the carrying amount of the investments was $7.0 million. We recognized zero impairment losses during the six months ended June 30, 2015 or the year ended 2014.

During 2014, we acquired a 24.9% interest in Pro Securities LLC, a broker-dealer operating a registered alternative trading system or ATS, as part of our efforts to develop and license software to trade digital securities using crypto-technologies. The initial purchase price for the investment was $250,000 and is accounted for as an equity method investment included in Other long-term assets in our consolidated balance sheets. At June 30, 2015, the difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee was not significant. Our proportionate share of the net income or loss of our equity method investee for three months ended June 30, 2015 and 2014 was not significant. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of income and our carrying value in that investment. In conjunction with the agreement to purchase this interest in Pro Securities LLC, we formed Medici Inc., doing business as tØ.com, to develop and own the digital securities trading technology we refer to as the tØ technology or the tØ software. tØ.com is in the process of licensing the tØ technology on a non-exclusive basis to Pro Securities LLC. tØ.com is an entity that is 75.1% owned by us and 24.9% owned by other parties. This entity is included in our consolidated financial statements. Intercompany transactions with the entity have been eliminated and the amounts of contributions and gains or losses that are attributable to noncontrolling interests are disclosed in our consolidated financial statements.

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

Precious Metals

Our precious metals consisted of $6.3 million in gold and $4.6 million in silver at June 30, 2015 and December 31, 2014. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of income. We recorded a $52,000 loss on investments in precious metals for the three and six months ended June 30, 2015. There were no recorded gains or losses during the three and six months ended June 30, 2014.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the six months ended June 30, 2015 or the year ended December 31, 2014.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $249,000 and $340,000 at June 30, 2015 and December 31, 2014, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on cryptocurrency holdings were $106,000 and zero during the six months ended June 30, 2015 and 2014, respectively.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the six months ended June 30, 2015 or the year ended December 31, 2014.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We expect to borrow against the loan agreement in the second half of 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. Because we have not yet borrowed against the loan agreement related to our cash flow hedges, the notional amounts under our hedges at June 30, 2015 were zero.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges (1)	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Three months ended June 30, 2015
Interest rate swap	$588	Interest expense	$—	Interest expense	$—
Six months ended June 30, 2015
Interest rate swap	$(115)	Interest expense	$—	Interest expense	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges (1)	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (2)	Ending gains (losses)
Three months ended June 30, 2015
Interest rate swap	Other long-term liabilities	2023	$—	$1,210	$(2,149)	$939	$(1,210)
Six months ended June 30, 2015
Interest rate swap	Other long-term liabilities	2023	$—	$1,210	$(1,008)	$(202)	$(1,210)
___________________________________________

(1)	— There were no outstanding derivative instruments for the six months ended June 30, 2014.

(2)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

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

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. We also recently introduced an introductory customer loyalty program called Club O Silver for customers who sign up to receive promotional emails. For Club O Gold memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. Both the Club O Gold and Club O Silver loyalty programs allow members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card revenue below for more information). Co-branded cardholders are also Club O Gold members and earn additional reward dollars for purchases made on our Website, and from other merchants.

Club O Reward dollars earned may be redeemed on future purchases made through our Website. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. Club O Silver reward dollars expire 90 days after they are earned if no additional qualifying purchases are made during that period.

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

Deferred revenue

Customer orders are recorded as deferred revenue prior to delivery of products or services ordered. We record amounts received for Club O Gold membership fees as deferred revenue and we recognize it ratably over the membership period. We record Club O Reward dollars earned from purchases as deferred revenue at the time they are earned and we recognize it as revenue upon redemption. If reward dollars are not redeemed, we recognize other income upon expiration. In addition, we sell gift cards and record related deferred revenue at the time of the sale. We sell gift cards without expiration dates and we recognize revenue from a gift card upon redemption of the gift card. If a gift card is not redeemed, we recognize other income when the likelihood of its redemption becomes remote based on our historical redemption experience. We consider the likelihood of redemption to be remote after 36 months.

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

The allowance for returns was $11.2 million and $15.5 million at June 30, 2015 and December 31, 2014 respectively. The decrease in allowance for returns at June 30, 2015 compared to December 31, 2014 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $141,000 and $129,000 at June 30, 2015 and December 31, 2014, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Total revenue, net	$388,013	100%	$332,545	100%	$786,357	100%	$673,752	100%
Cost of goods sold
Product costs and other cost of goods sold	297,200	77%	254,964	77%	602,556	77%	516,762	77%
Fulfillment and related costs	17,156	4%	14,956	4%	34,707	4%	30,369	5%
Total cost of goods sold	314,356	81%	269,920	81%	637,263	81%	547,131	81%
Gross profit	$73,657	19%	$62,625	19%	$149,094	19%	$126,621	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $25.9 million and $21.2 million during the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, advertising expenses totaled $51.7 million and $41.6 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.0 million and $1.5 million at June 30, 2015 and December 31, 2014, respectively.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to stockholders of Overstock.com, Inc.	$1,668	$1,909	$4,407	$5,879
Net income per common share—basic:
Net income attributable to common shares—basic	0.07	0.08	0.18	0.25
Weighted average common shares outstanding—basic	24,306	24,009	24,260	23,968
Effect of dilutive securities:
Stock options and restricted stock awards	92	181	134	297
Weighted average common shares outstanding—diluted	24,398	24,190	24,394	24,265
Net income attributable to common shares—diluted	$0.07	$0.08	$0.18	$0.24

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock units	348	471	240	348

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017.

Recently issued accounting standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard becomes effective for us on January 1, 2018, which reflects the FASB's one-year deferral of the effective date. Early adoption is permitted, but not before the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. There have also been other Proposed Accounting Standards Updates which may further modify ASU 2014-09. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard requires entities to apply this change on a retrospective basis for the periods presented. We do not expect that ASU 2015-03 will have a material impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We do not expect that ASU 2015-05 will have a material impact on our consolidated financial statements or related disclosures.

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

At June 30, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of June 30, 2015 we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

Cryptobonds

In June 2015, as part of an initial demonstration of the digital securities trading system we are working to develop, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed digital “cryptobond” from us for $500,000 in cash. The cryptobond was designed to pay the holder an 11 basis point share of our revenues, subject to a guaranteed minimum annual yield of 6.5% and a maximum annual yield of 7% during a 5-year term. In July 2015, we modified the terms of the bond to include a fixed annual interest rate of 7%, and put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. This modification was done to conform certain terms of this bond with a bond we issued subsequent to June 30, 2015 as described in Note 8. Subsequent Events. Because we intend to redeem this bond within the next year, we have classified this obligation as a current liability in the accompanying consolidated balance sheets.

U.S. Bank letters of credit

At June 30, 2015 and December 31, 2014, letters of credit totaling $505,000 and $580,000 respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2015, $534,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital leases

During the six months ended June 30, 2015, and the year ended December 31, 2014, we entered into capital lease arrangements of computer equipment for $362,000 and $325,000, respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $362,000 and $325,000 shortly after entering into the respective agreements. As such, we had no future payment obligations under capital leases at June 30, 2015 or December 31, 2014.

Fixed assets included assets under capital leases of $4.9 million and $4.7 million and accumulated depreciation related to assets under capital leases of $3.2 million and $2.8 million, respectively, at June 30, 2015 and December 31, 2014. Depreciation expense of assets recorded under capital leases was $218,000 and $180,000, for the three months ended June 30, 2015 and 2014, respectively and $414,000 and $340,000, for the six months ended June 30, 2015 and 2014, respectively.

4. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of June 30, 2015, are as follows (in thousands):

Payments due by period
2015 (remainder)	$5,720
2016	9,370
2017	5,003
2018	4,589
2019	4,232
Thereafter	28,521
$57,435

Rental expense for operating leases totaled $3.0 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively, and $6.2 million and $5.8 million for the six months ended June 30, 2015 and 2014, respectively.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Minimum future payments under the naming rights agreement as of June 30, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$1,351
2016	1,391
$2,742

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of June 30, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$609
2016	2,118
$2,727

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and also in the original complaint and by later amendment, against 8 other defendant banks. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. Owing to its bankruptcy filing in 2008, we elected not to pursue our claims against one of the defendants. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. Following this settlement, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The Court of Appeal issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of Merrill Lynch Professional Clearing Corporation, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case has been remitted to the Court of Appeal, and subsequently to the trial court for final trial preparation and trial of our claims against Merrill Lynch Professional Clearing Corporation. On June 9, 2015 we filed suit against the Goldman Defendants in the Superior Court of New Jersey, County of Hudson alleging inter alia violations of New Jersey’s RICO statute (the “New Jersey Action”). On June 10, 2015 we settled the New Jersey Action. We intend to continue to pursue claims against the Merrill Lynch Defendants.

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

On November 17, 2010, we were sued in the Superior Court of California, County of Alameda, by District Attorneys for the California Counties of Alameda, Marin, Monterey, Napa, Santa Clara, Shasta and Sonoma County, and the County of Santa Cruz later joined the suit. The district attorneys sought damages and an injunction under claims for violations of California consumer protection laws, alleging we made untrue or misleading statements concerning our pricing, price reductions, sources of products and shipping charges. The complaint asked for damages in the amount of not less than $15.0 million. We tried the case in September 2013 before the judge of the court and made final arguments in December 2013. On January 3, 2014, the court issued a tentative ruling in favor of the District Attorneys, which became a final Statement of Decision on February 5, 2014. The decision provides for an injunction that prescribes disclosures necessary for certain types of price advertising and price reductions and imposes civil penalties of $3,500 per day for practices from March 2006 through September 2008, and $2,000 per day for September 2008 through September 2013, totaling $6.8 million. The court issued a Final Judgment February 19, 2014 reflecting the Court’s Statement of Decision. We have stipulated to Plaintiff’s reimbursement of costs in the amount of $111,500. We have appealed the decision and have secured a bond as required in the ruling in the amount of 150% of the penalty imposed in the matter until the ruling on the appeal. The appeal is briefed. No date has been set for oral argument. The nature of the loss contingencies relating to claims that have been asserted against us are described above. We intend to continue to vigorously pursue the appeal and defend this action.

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

On February 11, 2013, RPost Holdings, Inc., RPost Communications Limited, and RMail Limited, filed suit against us in the United States District Court in Eastern District of Texas for infringement of patents covering products and services that verify the delivery and integrity of email messages. We tendered defense of the case to an indemnitor who accepted the defense. We answered the complaint. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, libel and slander. The suit relates to alleged representations about Nazerali found on the website deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other individuals on deepcapture.com. We are vigorously defending the action. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

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

We establish liabilities when a particular contingency is probable and estimable. At June 30, 2015, we have accrued $12.5 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

6. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and six months ended June 30, 2015, the Compensation Committee of the Board of Directors approved grants of 234,700 and 235,350 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At June 30, 2015, there were 403,900 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and six months ended June 30, 2015 was $24.73 and $24.72, respectively.

Stock-based compensation expense related to restricted stock awards was $961,000 and $1.0 million during the three months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014 stock-based compensation expense related to restricted stock awards was $1.7 million and $2.0 million, respectively.

The following table summarizes restricted stock award activity during the six months ended June 30, 2015 (in thousands):

	Six months ended June 30, 2015
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	578	$16.70
Granted at fair value	235	24.72
Vested	(378)	12.30
Forfeited	(31)	24.24
Outstanding—end of period	404	$24.83

7. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and six months ended June 30, 2015 and 2014. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	Direct	Partner	Total	Direct	Partner	Total
2015
Revenue, net	$34,428	$353,585	$388,013	$70,563	$715,794	$786,357
Cost of goods sold	31,235	283,121	314,356	63,762	573,501	637,263
Gross profit	$3,193	$70,464	$73,657	$6,801	$142,293	$149,094
Operating expenses			71,575			143,168
Interest and other income, net			1,193			1,837
Provision for income taxes			1,849			3,789
Consolidated net income			$1,426			$3,974

2014
Revenue, net	$33,215	$299,330	$332,545	$71,262	$602,490	$673,752
Cost of goods sold	29,473	240,447	269,920	62,570	484,561	547,131
Gross profit	$3,742	$58,883	$62,625	$8,692	$117,929	$126,621
Operating expenses			60,832			118,761
Interest and other income, net			549			1,042
Provision for income taxes			433			3,023
Consolidated net income			$1,909			$5,879

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

For the three and six months ended June 30, 2015 and 2014, substantially all of our sales revenues were attributable to customers in the United States. At June 30, 2015 and December 31, 2014, substantially all of our fixed assets were located in the United States.

8. SUBSEQUENT EVENTS

On July 31, 2015, as an additional step in demonstrating the viability of the digital securities trading system we are developing, we issued additional privately-placed digital cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. The debt we issued to the unaffiliated purchaser has a 7.0% annual interest rate and is subject to put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. The purchaser also has the right to require us to repurchase the debt prior to November 2, 2015 at 96% of the principal amount. The $5.0 million loan we made to the purchaser has a 3.0% annual interest rate, resulting in an effective net interest rate payable by us to the purchaser of the $5.0 million digital cryptobond debt of 4%. Both instruments have 5-year terms. The terms of our loan to the purchaser require repayment of the loan concurrently with the repayment of the digital cryptobond debt, whether at maturity or pursuant to the exercise of the put or call features.

In order to avoid having cryptobonds outstanding with different terms, in connection with the $5.0 million issuance to the unaffiliated purchaser, we modified the terms of the $500,000 of cryptodebt we had previously issued to our Chief Executive Officer, Dr. Patrick M. Byrne, to match the interest rate, maturity and put and call options of the debt to the unaffiliated purchaser. We did not and will not make any loan to Dr. Byrne. Dr. Byrne has further agreed to be bound by the terms of the unaffiliated debt in the event it is modified in the future.
We issued the digital cryptobond debt for the purpose of further demonstrating the viability of the digital securities trading system, and made the offsetting loan to the purchaser in order to demonstrate the trading system without the complications of a normal financing and to reduce the borrowing cost. We expect that the two transactions will both be simultaneously repaid in or prior to the fourth quarter of 2015.

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

•
our expectations regarding the costs and benefits of our other businesses, innovations and projects, including our new and used car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings, our consignment services, our ecommerce marketplace channel offerings, and our projects involving bitcoin;

•
our expectations about our project to develop a digital system for the trading of securities and other future businesses, innovations and projects and the anticipated functionality and results of operations of them;

•	our expectations regarding our offering of cryptobonds or cryptosecurities and their related costs;

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

•
the extent to which we owe income or sales taxes or types of taxes or are required to collect sales taxes or report sales or to modify our business model in order to avoid being required to collect sales taxes or report sales or avoid the application of other types of taxes;

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

•
difficulties we may encounter in connection with our efforts to create a digital system for the trading of securities, or with the operation of the facility, which we began on a limited trial basis during Q2 2015 with a privately-placed sale of $500,000 principal amount of our cryptobonds to our CEO Dr. Patrick Byrne in exchange for cash and a subsequent sale of $5.0 million to an unaffiliated third party in July 2015;

•
difficulties we may encounter due to technology or regulatory limitations, lack of market acceptance or from other competitors who may have substantially greater financial and technical resources than we do;

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

Revenues in Q2 2015 increased 17% compared to Q2 2014. The growth in revenue was primarily due to a 15% increase in orders, coupled with a 5% increase in average order size, from $177 to $185. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. In addition, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. We also experienced some slowing of revenue growth in our natural search marketing channel which we believe was due to changes that Google made in its search engine algorithms, to which we are responding. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers.

Gross profit in Q2 2015 increased 18% compared to Q2 2014 primarily as a result of revenue growth. Gross margin increased to 19.0% in Q2 2015 compared to 18.8% in Q2 2014. The increase in gross margin was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Sales and marketing expenses as a percentage of revenue increased from 7.1% to 7.2% during Q2 2015 as compared to Q2 2014, primarily due to increased spending in the display ad and brand advertising marketing channels, partially offset by decreased spending in the television marketing channel.

As a result of these factors, we had a 17% increase in Contribution in Q2 2015 compared to Q2 2014 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.7% for Q2 2015 and 11.8% for Q2 2014.

Technology expenses in Q2 2015 increased $2.7 million compared to Q2 2014, primarily due to an increase in depreciation of $1.5 million and an increase in staff-related costs of $1.0 million.

General and administrative expense in Q2 2015 increased $3.5 million compared to Q2 2014, primarily due to an increase of $1.9 million in staff and travel related costs, and a $1.0 million expense from a contract termination fee.

Our Club O loyalty program is becoming increasingly significant to our revenues and we believe the long-term value of Club O members is significantly higher to us than non-Club O members. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. We are also working to enhance the benefits of the program by increasing the rewards, offers, and coupons available to our Club O members while decreasing the coupons we extend to other customers.

We also continue to seek opportunities for growth by expanding our international sales and distribution footprint, through our crypto-initiatives, and through other means. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, and may make investments in other technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Under our tØ.com majority-owned subsidiary, we are working to demonstrate the viability of a digital securities trading system that we are developing. During Q2 2015, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015 we also issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. These transactions are described in further detail in the "Borrowings" section below. We made the offsetting loan to the purchaser in order to demonstrate the trading system without the complications of a normal financing and to reduce borrowing costs. We expect that the transactions will be repaid in or prior to the fourth quarter of 2015. We also recently announced the development of a new financial product, the Preborrow Assured Token or PAT, based on technology developed by our majority-owned tØ.com subsidiary, and expected to be issued through Pro Securities, LLC. PATs are intended to allow the holder to demonstrate that the holder has located a certain number of shares of a stock the holder desires to sell short. We expect PATs to be available via auction and to be recorded on a digitally distributed ledger.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete the project in 2016. We estimate that the total project will cost approximately $99 million and as of June 30, 2015 have spent approximately $23.3 million toward the project. In connection with this project, we entered in to a loan agreement in 2014 which provides for an aggregate $55.8 million credit facility consisting of a term loan and revolving loan facility. We expect to begin borrowing under the facility in the second half of 2015. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	8.9%	10.0%	9.0%	10.6%
Partner	91.1	90.0	91.0	89.4
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	8.0	8.9	8.1	9.3
Partner	73.0	72.3	72.9	71.9
Total cost of goods sold	81.0	81.2	81.0	81.2
Gross profit	19.0	18.8	19.0	18.8
Operating expenses:
Sales and marketing	7.2	7.1	7.1	7.0
Technology	6.2	6.4	6.0	6.1
General and administrative	5.0	4.8	5.1	4.6
Restructuring	—	—	—	(0.1)
Total operating expenses	18.4	18.3	18.2	17.6
Operating income	0.6	0.5	0.8	1.2
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other income, net	0.3	0.2	0.2	0.1
Income before income taxes	0.8	0.7	1.0	1.3
Provision for income taxes	0.5	0.1	0.5	0.4
Consolidated net income	0.4%	0.6%	0.5%	0.9%

Comparisons of Three Months Ended June 30, 2015 to Three Months Ended June 30, 2014, and Six Months Ended June 30, 2015 to Six Months Ended June 30, 2014

Revenue

The following table reflects our net revenues for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue, net
Direct	$34,428	$33,215	$1,213	3.7%	$70,563	$71,262	$(699)	(1.0)%
Partner	353,585	299,330	54,255	18.1	715,794	602,490	113,304	18.8
Total revenue, net	$388,013	$332,545	$55,468	16.7%	$786,357	$673,752	$112,605	16.7%

The primary reason for increased total net revenue for the three months ended June 30, 2015, as compared to the same period in 2014, was a 15% increase in orders, coupled with a 5% increase in average order size, from $177 to $185. The primary reason for increased total net revenue for the six months ended June 30, 2015, as compared to the same period in 2014, was a 13% increase in orders, coupled with a 5% increase in average order size, from $170 to $179. These increases were partially offset by increased promotional activities (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns. In addition, for the three months ended June 30,

2015, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. We also experienced some slowing of revenue growth in our natural search marketing channel which we believe was due to changes that Google made in its search engine algorithms, to which we are responding. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers.

The primary reason for increased direct revenue for the three months ended June 30, 2015, as compared to the same period in 2014, was an increase in sales of home and garden products, partially offset by an increase in promotional activities (which we recognize as contra-revenue items). In addition, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. The primary reason for decreased direct revenue for the six months ended June 30, 2015, as compared to the same period in 2014, was an increase in promotional activities (which we recognize as contra-revenue items) and returns.

The increase in partner revenue for the three months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products, partially offset by an increase in promotional activities (which we recognize as contra-revenue items). In addition, the percentage of revenue we defer from orders taken but not delivered was higher due to increased sales volume at quarter end. The increase in partner revenue for the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products, partially offset by an increase in promotional activities (which we recognize as contra-revenue items) and returns.

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

We continue to seek increased participation in our Club O loyalty program and to enhance the benefits of the program we are working to increase the rewards, offers, and coupons available to our Club O members while decreasing the coupons we extend to other customers. This may adversely impact our revenues if the incremental sales from our Club O members as a result of this change are less than any decrease in the sales from our coupon program for other customers. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

International sales were less than 2% of total net revenues for the three and six months ended June 30, 2015 and 2014.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(9,301)	$(1,280)
1	$(4,572)	$(626)
As reported	As reported	As reported
-1	$4,289	$587
-2	$12,963	$1,754

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue, net
Direct	$34,428	$33,215	$1,213	3.7%	$70,563	$71,262	$(699)	(1.0)%
Partner	353,585	299,330	54,255	18.1	715,794	602,490	113,304	18.8
Total net revenue	$388,013	$332,545	$55,468	16.7%	$786,357	$673,752	$112,605	16.7%
Cost of goods sold
Direct	$31,235	$29,473	$1,762	6.0%	$63,762	$62,570	$1,192	1.9%
Partner	283,121	240,447	42,674	17.7	573,501	484,561	88,940	18.4
Total cost of goods sold	$314,356	$269,920	$44,436	16.5%	$637,263	$547,131	$90,132	16.5%
Gross Profit
Direct	$3,193	$3,742	$(549)	(14.7)%	$6,801	$8,692	$(1,891)	(21.8)%
Partner	70,464	58,883	11,581	19.7	142,293	117,929	24,364	20.7
Total gross profit	$73,657	$62,625	$11,032	17.6%	$149,094	$126,621	$22,473	17.7%

Gross margins for the past six quarterly periods and fiscal year ending 2014 were:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014	Q1 2015	Q2 2015
Direct	13.0%	11.3%	12.5%	12.5%	12.3%	10.0%	9.3%
Partner	19.5%	19.7%	19.7%	18.7%	19.3%	19.8%	19.9%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%	18.9%	19.0%

The 199 basis point decrease in direct gross margin for the three months ended June 30, 2015, and the 256 basis point decrease in direct gross margin for the six months ended June 30, 2015, as compared to the same periods in 2014, were primarily due to increased promotional activities (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions and increased warehousing costs due to additional warehouse space. The decrease in direct gross margin for the six months ended June 30, 2015 was also partially attributable to increased returns costs. These factors were partially offset by decreased freight costs.

The 26 basis point increase in partner gross margin for the three months ended June 30, 2015, and 31 basis point increase in partner gross margin for the six months ended June 30, 2015, as compared to the same periods in 2014, were primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities (which we recognize as a reduction of revenue) due to driving a higher proportion of our sales using such promotions.

We do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

Cost of goods sold includes stock-based compensation expense of $48,000 and $45,000 for the three months ended June 30, 2015 and 2014, respectively, and $77,000 and $85,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Total revenue, net	$388,013	100%	$332,545	100%	$786,357	100%	$673,752	100%
Cost of goods sold
Product costs and other cost of goods sold	297,200	77%	254,964	77%	602,556	77%	516,762	77%
Fulfillment and related costs	17,156	4%	14,956	4%	34,707	4%	30,369	5%
Total cost of goods sold	314,356	81%	269,920	81%	637,263	81%	547,131	81%
Gross profit	$73,657	19%	$62,625	19%	$149,094	19%	$126,621	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three and six months ended June 30, 2015 as compared to the same periods in 2014.

During June 2015, UPS announced that it may discontinue offering discounts for its customers on oversize packages during the holiday season, and possibly year round. In its announcement, UPS said that it will work with its customers individually to apply these changes. UPS is a significant fulfillment services provider for us. We have initiated discussions with UPS to determine how these changes may be applied to us. However, if the changes were applied as they were announced generally, we believe that we and similar entities in our industry could see a material increase in freight costs.

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

The following table reflects our sales and marketing expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing expenses	$28,087	$23,543	$4,544	19.3%	$56,059	$46,935	$9,124	19.4%
Sales and marketing expenses as a percent of net revenues	7.2%	7.1%			7.1%	7.0%

The 16 basis point increases in sales and marketing expenses as a percentage of revenue for the three months ended June 30, 2015, and the six months ended June 30, 2015, as compared to the same periods in 2014, were primarily due to increased spending in the display ad and brand advertising marketing channels. The increase for the three months ended June 30, 2015 was partially offset by decreased spending in the television marketing channel. The increase for the six months ended June 30, 2015 was partially offset by decreased staff-related costs and decreased spending in the television and email marketing channels.

Sales and marketing expenses include stock-based compensation expense of $31,000 and $97,000 for the three months ended June 30, 2015 and 2014, respectively and $90,000 and $178,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The following table reflects our technology expenses for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Technology expenses	$24,059	$21,408	$2,651	12.4%	$47,146	$41,009	$6,137	15.0%
Technology expenses as a percent of net revenues	6.2%	6.4%			6.0%	6.1%

The $2.7 million increase in technology costs for the three months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $1.5 million, and an increase in staff-related costs of $1.0 million.

The $6.1 million increase in technology costs for the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $3.1 million, an increase in staff-related costs of $2.5 million, and increased licensing and support costs of $877,000.

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

Technology expenses include stock-based compensation expense of $206,000 and $197,000 for the three months ended June 30, 2015 and 2014, respectfully and $326,000 and $367,000 for the six months ended June 30, 2015 and 2014, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative expenses	$19,429	$15,881	$3,548	22.3%	$39,963	$31,177	$8,786	28.2%
General and administrative expenses as a percent of net revenues	5.0%	4.8%			5.1%	4.6%

The $3.5 million increase in general and administrative expenses (“G&A”) for the three months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase of $1.9 million in staff and travel related costs, and a $1.0 million expense from a contract termination fee.

The $8.8 million increase in general and administrative expenses (“G&A”) for the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to an increase of $3.9 million in staff and travel related costs, an increase in management consulting services of $1.8 million, an increase in legal costs of $1.4 million, and a $1.0 million expense from a contract termination fee.

G&A expenses include stock-based compensation expense of approximately $675,000 and $689,000 for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.3 million for the six months ended June 30, 2015 and 2014, respectively.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of goods sold - direct	$68	$69	$133	$157
Technology	5,457	3,959	10,456	7,395
General and administrative	313	282	625	553
Total depreciation and amortization, including internal-use software and website development	$5,838	$4,310	$11,214	$8,105

Other income

Other income, net for the three months ended June 30, 2015 was $1.2 million as compared to $524,000 in 2014. The change is primarily due to increased Club O Rewards breakage of $745,000 due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program.

Other income, net for the six months ended June 30, 2015 was $1.8 million as compared to $983,000 in 2014. The change is primarily due to increased Club O Rewards breakage of $1.1 million due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program.

Because we recently introduced Club O Silver, and enrolled a significant number of Club O Silver members, reward dollars and resulting breakage may continue to increase as compared to prior periods.

Income taxes

Our provision for income taxes for the three months ended June 30, 2015 and 2014 was $1.8 million and $433,000, respectively. Our provision for income taxes for the six months ended June 30, 2015 and 2014 was $3.8 million and $3.0 million, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 48.8% and 34.0%, respectively. The increase in the effective tax rate is primarily attributable to losses in separate tax-filing subsidiaries where no benefit can be recognized at this time. The increase is also attributable to certain jurisdictions where no benefit can be recognized and to an increase in the valuation allowance related to the deferred tax asset for unrealized capital losses. We have indefinitely reinvested foreign earnings of $173,000 at June 30, 2015. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2015, 2014 and 2013 (in thousands):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
2015	$398,344	$388,013	$	N/A	$	N/A
2014	341,207	332,545		352,991		470,360
2013	311,994	293,204		301,426		397,593

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

As we have previously announced, we plan to build a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $99 million. We have spent approximately $23.3 million toward the project as of June 30, 2015. In 2014, we entered into a syndicated senior secured credit facility with U.S. Bank National Association, and other banks which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10.0 million revolving loan facility that terminates on October 24, 2017 but may be renewed with the consent of all lenders.

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

We are working to demonstrate the viability of a digital securities trading system that we are developing. During Q2 2015, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015 we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. These transactions are described in further detail in the "Borrowings" section below. We made the offsetting loan to the purchaser in order to demonstrate the trading system without the complications of a normal financing and to reduce borrowing costs. We expect that the transactions will be repaid in or prior to the fourth quarter of 2015.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At June 30, 2015, we had cash and cash equivalents of $105.5 million.

Cash flow information is as follows (in thousands):

	Six months ended June 30,		Twelve months ended June 30,
	2015	2014	2015	2014
Cash provided by (used in):
Operating activities	$(47,867)	$(29,299)	$62,266	$50,825
Investing activities	(26,273)	(15,072)	(55,631)	(31,833)
Financing activities	(2,030)	(2,416)	(3,042)	(1,851)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the six months ended June 30, 2015 and 2014, was $(66.9) million and $(44.4) million, respectively, and $17.0 million and $27.0 million for the twelve months ended June 30, 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the six months ended June 30, 2015 and 2014, our operating activities resulted in net cash outflows of $47.9 million and $29.3 million, respectively.

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

The $47.9 million of net cash used by operating activities during the six months ended June 30, 2015 was primarily due to decreases in accounts payable of $44.0 million, accrued liabilities of $20.6 million, prepaids and other assets of $5.3 million and deferred revenue of $2.6 million. Accounts payable and deferred revenue decreased due to seasonality which caused high balances at year-end 2014 and a significant decline during 2015. The decrease in accrued liabilities was primarily attributable to decreases in our returns allowance due to seasonality. The net cash used by operating activities during the six months ended June 30, 2015 was partially offset by non-cash depreciation and amortization expense of $11.2 million, net income of $4.0 million, a decrease in deferred income taxes of $3.3 million, and a decrease in accounts receivable of $3.1 million.

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

Cash flows from investing activities

For the six months ended June 30, 2015 investing activities resulted in net cash outflows of $26.3 million primarily due to $19.0 million of expenditures for fixed assets and $7.0 million in cost method investments.

For the six months ended June 30, 2014, investing activities resulted in net cash outflows of $15.1 million, primarily from expenditures for fixed assets.

Cash flows from financing activities

For the six months ended June 30, 2015 and 2014, financing activities resulted in net cash outflows of $2.0 million and $2.4 million, respectively.

The $2.0 million used in financing activities during the six months ended June 30, 2015 and the $2.4 million used during the same period in 2014 resulted primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$5,720	$9,370	$5,003	$4,589	$4,232	$28,521	$57,435
Naming rights	1,351	1,391	—	—	—	—	2,742
Purchase obligations	11,133	—	—	—	—	—	11,133
Technology, marketing and other services	609	2,118	—	—	—	—	2,727
Headquarters construction costs	35,907	39,545	208	—	—	—	75,660
U.S. Bank term loan payments	195	1,752	3,110	3,158	3,106	49,604	60,925
Total contractual cash obligations (1)	$54,915	$54,176	$8,321	$7,747	$7,338	$78,125	$210,622
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $45.8 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$505	$—	$—	$—	$—	$—	$505

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

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at June 30, 2015. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $99 million. Under the financing agreement described below we are required to fund the first $37.4 million of project costs before we can draw on the loan. At June 30, 2015 we had funded approximately $23.3 million toward the project, including approximately $11.0 million we paid to purchase the land. Our obligations include payments to become due under the

Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

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

Construction agreement

We estimate the total cost of building our corporate headquarters, including the land and related equipment and furniture, at approximately $99 million. Our wholly owned subsidiary O.com Land is party to a construction agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided by Okland in connection with the construction of the Project.

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

Cryptobonds

During Q2 2015, as part of the digital securities trading system that we are developing, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015 we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. We expect that the transactions will be repaid in or prior to the fourth quarter of 2015. These transactions are described in further detail in the "Borrowings" section below.

Tax contingencies

As of June 30, 2015 and December 31, 2014, tax contingencies were $876,000 and $709,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax examinations in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

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

At June 30, 2015, we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness, including senior-secured indebtedness consisting of interest-bearing debt for borrowed money or for financed assets. However, the Loan Agreement permits us to incur up to $20.0 million principal amount of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of June 30, 2015 we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

Cryptobonds

In June 2015, as part of an initial demonstration of the digital securities trading system we are working to develop, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed digital “cryptobond” from us for $500,000 in cash. The cryptobond was designed to pay the holder an 11 basis point share of our revenues, subject to a guaranteed minimum annual yield of 6.5% and a maximum annual yield of 7% during a 5-year term. In July 2015, we modified the terms of the bond as described below.

On July 31, 2015, as an additional step in demonstrating the viability of the digital securities trading system we are developing, we issued additional privately-placed digital cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. The debt we issued to the unaffiliated purchaser has a 7.0% annual interest rate and is subject to put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. The purchaser also has the right to require us to repurchase the debt prior to November 2, 2015 at 96% of the principal amount. The $5.0 million loan we made to the purchaser has a 3.0% annual interest rate, resulting in an effective net interest rate payable by us to the purchaser of the $5.0 million digital cryptobond debt of 4%. Both instruments have 5-year terms. The terms of our loan to the purchaser require repayment of the loan concurrently with the repayment of the digital cryptobond debt, whether at maturity or pursuant to the exercise of the put or call features.

In order to avoid having cryptobonds outstanding with different terms, in connection with the $5.0 million issuance to the unaffiliated purchaser, we modified the terms of the $500,000 of cryptodebt we had previously issued to our Chief Executive Officer, Dr. Patrick M. Byrne, to match the interest rate, maturity and put and call options of the debt to the unaffiliated purchaser. We did not and will not make any loan to Dr. Byrne. Dr. Byrne has further agreed to be bound by the terms of the unaffiliated debt in the event it is modified in the future.
We issued the digital cryptobond debt for the purpose of further demonstrating the viability of the digital securities trading system, and made the offsetting loan to the purchaser in order to be able to effect the demonstration without the complications of a normal financing and to reduce the borrowing cost. We expect that the transactions will be repaid in or prior to the fourth quarter of 2015.

U.S. Bank letters of credit

As of June 30, 2015 and December 31, 2014, letters of credit totaling $505,000 and $580,000 respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At June 30, 2015, $534,000 was outstanding and $4.5 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

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

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Total net revenue	$388,013	100%	$332,545	100%	$786,357	100%	$673,752	100%
Cost of goods sold	314,356	81.0	269,920	81.2	637,263	81.0	547,131	81.2
Gross profit	73,657	19.0	62,625	18.8	149,094	19.0	126,621	18.8
Less: Sales and marketing expense	28,087	7.2	23,543	7.1	56,059	7.1	46,935	7.0
Contribution and contribution margin	$45,570	11.7%	$39,082	11.8%	$93,035	11.8%	$79,686	11.8%

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

	Six months ended June 30,		Twelve months ended June 30,
	2015	2014	2015	2014
Net cash (used in) provided by operating activities	$(47,867)	$(29,299)	$62,266	$50,825
Expenditures for fixed assets, including internal-use software and website development	(19,039)	(15,079)	(45,306)	(23,850)
Free cash flow	$(66,906)	$(44,378)	$16,960	$26,975

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

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase common stock. Any sale of additional equity or convertible debt securities could be dilutive to our stockholders. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the interest rate swaps described below and elsewhere in this Quarterly Report on Form 10-Q, we do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable, current notes payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.7 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At June 30, 2015 we had no amounts outstanding under the Real Estate Loan, and the notional amount of the swaps was zero.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At June 30, 2015 our swaps are included as Other long-term liabilities in the amount of $1.2 million. The change in fair value of our swaps for the six months ended June 30, 2015 was a loss of $202,000. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At June 30, 2015, we had $105.5 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.1 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At June 30, 2015, we had assets consisting of investments in precious metals totaling $10.9 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $108,530 on our earnings or loss, or the recorded value or cash flows of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At June 30, 2015, letters of credit totaling $505,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $5,050 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

At June 30, 2015, we had cryptocurrency-denominated assets totaling $249,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,490 on our earnings or loss, or the recorded value or cash flows of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business or have a material adverse effect on our business (or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could have a material adverse effect on the market price of our securities. These are not the only risks we face.

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

The occurrence of any of the foregoing would have a material adverse effect on our business.

We depend on our relationships with independent partners for a large portion of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At June 30, 2015, we had relationships with approximately 3,588 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 91% of our net revenues for the three and six months ended June 30, 2015. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

We depend on our partners to perform critical services regarding the products that we offer.

In general, we agree to offer the partners’ products on our Website and these partners agree to conduct a number of other traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We have no ability to ensure that these third parties will continue to perform these services to our satisfaction or on terms we or our customers consider reasonable. In addition, because we do not take possession of these fulfillment parties’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and brand would suffer, which could have a material adverse effect on our business.

Risks associated with the suppliers from whom our products are sourced and the safety of those products could adversely affect our financial performance.

Global sourcing of many of the products we sell is an important aspect of our business. We depend on our ability to access products from qualified suppliers in a timely and efficient manner. Our ability to find qualified suppliers who meet our standards and supply products in a timely and efficient manner is a significant challenge, especially with respect to goods sourced from outside the U.S. Political and economic instability, the financial stability of suppliers, suppliers’ ability to meet our standards, labor problems experienced by our suppliers, the availability of raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, transport security, inflation, and other factors relating to the suppliers and the countries in which they are located or from which they may source materials or products are beyond our control. We also largely rely on our suppliers’ representations of product content and quality. Concerns regarding product content or quality, or the safety of products that we source from our suppliers, could cause shoppers to avoid purchasing certain products from us, or to seek alternative sources of supply for all of their needs, even if the basis for the concern is outside of our control. Any lost confidence on the part of our customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any items we sell, regardless of the cause, could adversely affect our financial performance. Further, if any product we sell were to cause physical injury or injury to property, the injured party or parties might bring claims against us. Any indemnity agreement we may have with the supplier may be inadequate or inapplicable, and any insurance coverage we may carry may not be adequate to cover claims that could be asserted. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business. The occurrence of any of the foregoing could have a material adverse effect on our business.

Manufacturers may refuse to sell to us or through our site.

We rely upon our partners and other suppliers for the product offerings sold on our website and other products and services we use to run our business. Our ability to retain or attract new partners and other suppliers may depend in part on our financial performance. Poor financial performance could result in suppliers choosing to limit or suspend doing business with us or require us to prepay for our purchases. Further, some manufacturers are unwilling to offer products for sale on the Internet or on sites like ours. Our inability to source and offer popular products could be a significant problem for us and could have a material adverse effect on our business.

Our business depends on our Website, network infrastructure and transaction-processing systems.

As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or reduced performance of our transaction systems could substantially reduce our ability to conduct our business. If our Website and related systems fail at any time to operate well and quickly enough to satisfy a potential customer, we may quickly lose the opportunity to convert that potential customer into an actual or regular customer. We use internally and externally developed systems for our Website and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems. The occurrence of any of the foregoing could have a material adverse effect on our business.

If the facility where substantially all of our computer and communications hardware is located fails, our business, prospects, financial condition and results of operations could be harmed.

If the facility where substantially all of our computer and communications hardware is located fails, or if we suffer an interruption or degradation of services at the facility for any reason, our business could be harmed. Our success, and in particular, our ability to successfully receive and fulfill orders and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our computer and communications hardware is located at a single co-location facility. In the event of an earthquake or other local disaster, or any other cause of interruption of service, both our primary and back-up sites could be adversely affected. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, cyber-attacks, acts of war, break-ins, earthquake and similar events. In the event of a failure of our primary facility, the failover to our back-up facility would take at least several hours, during which time our Website would be completely shut down. Our back-up facility is not adequate to support sales at a high level. The back-up facility may not process effectively during time of higher traffic to our Website and may process transactions more slowly and may not support all of the functionality of our primary site. These limitations could have an adverse effect on our conversion rate and sales. Our disaster recovery plan may be inadequate, and we do not carry business interruption insurance sufficient to compensate us for the losses that could occur. Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, the occurrence of any of which could lead to interruptions, delays, loss of critical data or the inability to accept and fulfill customer orders. The occurrence of any of the foregoing risks could have a material adverse effect on our business.

We depend upon third party fulfillment and delivery services to fulfill and deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. For example, in June 2015, UPS announced that it may discontinue offering discounts for its customers on oversize packages during the holiday season, and possibly year round. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us on terms we find acceptable, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, unexpectedly high shipping volumes, an increase in shipping rates, or for any other reason, we may be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers, if such alternatives were available. If under such circumstances there were no alternatives available, we may be forced to accept fulfillment services which may have an adverse effect on our customers' satisfaction with us, which may materially increase our shipping costs, or both. Conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can also have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, the absence of fulfillment services or carrier availability, or increases in the shipping rates of our current fulfillment service or carrier providers could have a material adverse effect on our business.

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

We depend on effective marketing and high customer traffic. We have many initiatives in this area, and often change our advertising and marketing programs. The results of our advertising and marketing programs vary. If we are unable to develop and implement effective and efficient advertising and marketing programs, that could have a material adverse effect on our business.

Our business relies heavily on email, and any restrictions on the sending of commercial email could have a material adverse effect our business.

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Changes in webmail applications’ organization or prioritization of email could reduce the number of potential customers opening our email. For example, email inbox organization or prioritization features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could have a material adverse effect on our business.

We intend to increase the amount we spend on Club O Rewards to Club O members and decrease the amount we spend on coupon marketing to non-Club O members, which may adversely affect our revenues.

We engage in significant promotional activities involving coupons, and we depend heavily on coupon marketing to generate sales. We intend to attempt to increase the amounts we spend on Club O Rewards, or to offer additional coupons exclusively to Club O members, and to decrease the amounts we spend on coupon marketing to non-Club O members. If we are unable to generate sales from Club O members at rates equal to or better than the rates we have been generating through our coupon marketing to non-Club O members, our business, financial condition and operating results could be materially adversely affected.

We depend upon third parties for all or substantially all of the services we offer.

In addition to the many third parties we rely on in connection with our sale and the delivery of products to our customers, we depend upon third parties for all or substantially all of the services we offer, including our insurance offerings, our consumer financing offerings, our new and used car listings, our car-related services and our pet adoption services. Services offerings are inherently different from product offerings, and we may encounter difficulties with our services offerings that may be different from the types of issues we face with our product offerings. Any such difficulties could have a material adverse effect on our business.

We are subject to cyber security risks and risks of data loss or other security breaches, and may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our business is entirely dependent on the secure operation of our Website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims and litigation. A number of large Internet companies have suffered security breaches, many of which have involved intentional attacks. From time to time we and many other Internet businesses also experience denial of service attacks in which attackers attempt to block customers’ access to our Website. If we are unable to avert a denial of service attack for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. The occurrence of any of the foregoing could have a material adverse effect on our business.

A person who is able to circumvent our security measures might be able to misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, and a loss of confidence in our security measures, which could have a material adverse effect on our business.

Most of our customers use credit cards to pay for their purchases. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. We cannot provide assurance that our technology can prevent breaches of the systems that we use to protect customer data. Data breaches can also occur as a result of non-technical issues. The occurrence of any of the foregoing could have a material adverse effect on our business.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, it could have a material adverse effect on our business.

Our servers and the servers of our suppliers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches. Any attack or breach incident involving us or persons with whom we have commercial relationships, that results in the unauthorized release of our users’ personal information, could damage our reputation and expose us to claims and litigation and could have a material adverse effect on our business.

Third parties have demonstrated that they can breach the security of customer transaction data of large sophisticated Internet retailers, government organizations and others. Any breach, whether it affects us directly or not, could cause our customers to lose confidence in the security of our site or the use of the Internet and e-commerce in general. If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to claims. The claims could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims or damages for alleged violations of state or federal laws governing security protocols for the safekeeping of customers’ personal or credit card information. They could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Any of these types of events or claims could have a material adverse effect on our business.

Cyber-attacks affecting our suppliers, delivery services or other service providers could adversely affect us.

We depend on our partners to provide a large portion of the product selection we offer and on vendors for the products we purchase and offer in our direct business. We also depend on delivery services to deliver products, and on other service providers, including suppliers of services which support Website operations, including payment systems, customer service support, and communications. Cyber-attacks affecting our delivery services or any of our most significant suppliers or affecting a significant number of our suppliers of products or services could result in our inability to source product or fulfill orders, our customers’ or suppliers’ inability to contact us or access our Website or call centers or chat lines, or the compromise of our customers’ confidential data. The occurrence of any of the foregoing could have a material adverse effect on our business.

Credit card fraud and our response to it could adversely affect our business.

We routinely receive orders placed with fraudulent credit card data. We do not carry insurance against the risk of credit card fraud, so our failure to adequately control fraudulent credit card transactions could reduce our net revenues and our gross profit or cause credit card or payment system companies to disallow their cards’ use for customer payments for the goods and services we sell. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers. The occurrence of any of the foregoing could have a material adverse effect on our business.

Implementation of the EMV credit card standards in the U.S. during 2015 may increase fraud efforts against U.S. online retailers, including us.
Credit card issuers in the United States are expected to begin replacing traditional credit cards with credit cards meeting the EMV (Europay, MasterCard and Visa) standards during 2015. Cards meeting the EMV standards contain a chip which makes the cards more difficult to counterfeit than the traditional magnetic stripe-only cards widely used in the U.S. However, to the extent that the EMV standards make card-duplication fraud more difficult, the new standards may drive more fraud efforts against online retailers. Consequently, as an online retailer, we may be subject to increasing levels of fraudulent orders and other types of criminal activities. Increased levels of fraud and other criminal activities could have a material adverse effect on our business.

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

We cannot provide any assurance that the types, coverage, or the amounts of any insurance coverage we may carry from time to time will be adequate to compensate us for any losses we may actually incur in the operation of our business. We also cannot provide any assurance that any insurance we may desire to purchase will be available to us on terms we find acceptable or at all. Similarly, we are not indemnified by all our suppliers, nor can we be certain that any indemnification rights we may have are enforceable or would be adequate to cover actual losses we may incur as a result of the sale or use of products our indemnitors provide to us. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our business.

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

We expect the online retail market to become even more competitive as traditional liquidators and online retailers continue to develop and improve services that compete with our services. In addition, more traditional manufacturers and retailers may continue to add or improve their e-commerce offerings. Traditional or online retailers may create proprietary, store-based distribution and returns channels. Competitive pressures, including same-day delivery capabilities, from any of our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could have a material adverse effect on our business.

Further, as a strategic response to changes in the competitive environment, we may from time to time make competitive pricing, service, marketing or other decisions that could harm our business. For example, to the extent that we enter new lines of businesses, we may be competing with numerous large established businesses. Our Supplier Oasis Fulfillment Services faces substantial competition from third party logistics providers as well as from Amazon and other e-commerce service providers having substantially greater experience and resources than we have. We are currently offering insurance products, and as such face competition from large established businesses with substantially more experience than we have. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., and AutoTrader.com, Inc. We no longer offer online auctions services or real estate listing services.

Mobile commerce and our Club O offerings are becoming increasingly significant to us.

Mobile commerce and our Club O offerings are becoming increasingly significant to us. Customers who use mobile devices and customers who join Club O may behave differently from our other customers. For example, the conversion rate of purchases from mobile devices is lower than from other sources. If our mobile customers or our Club O customers are less profitable to us than our other customers, it could have a material adverse effect on our business.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, with no physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Many other states currently have passed similar laws and others have legislative proposals under consideration. We may discontinue valuable marketing through the use of affiliates based in those states, or we may begin to collect taxes in those states. In either event, or if one or more states or any foreign country where we do not or did not collect sales or other taxes successfully asserts that we should do so or have done so, it could have a material adverse effect on our business.

In 2013 the United States Senate passed the Marketplace Fairness Act of 2013 (“MFA”), but it failed to pass in the House of Representatives. Efforts continue to enact similar legislation, which would permit qualifying states to force remote sellers like us to collect taxes in states where we have no physical presence. The enactment of legislation similar to the MFA could have a material adverse effect on our business.

Other states have enacted forms of economic taxes to which we may be subject. We have been subject to and in the past contested an audit by one such state of an economic tax assessment and settled the audit demand by payment of a diminished assessment without penalty or interest, and have received an inquiry from another state agency stating that the agency has information indicating that we are subject to taxation in the state. We are beginning the administrative agency’s review of this inquiry. If successful, any such claims against us by states with this type of approach or by other states that enact similar commercial activity tax laws in the future could have a material adverse effect on our business.

Several other states have enacted laws requiring remote vendors to notify resident purchasers in those states of their obligation to pay a use tax on their purchases and, in some instances, to report untaxed purchases to the state tax authorities. Other states have enacted legislation to require retailers without a physical presence in the state to collect and remit state sales taxes if they engage in any activity in connection with the selling, leasing or delivery of tangible personal property or taxable services within the state. More states may enact these laws, or other laws to force or encourage through economic pressures remote retailers to collect and remit sales tax. Such laws could harm our business by imposing unreasonable notice burdens upon us, by interposing burdensome transaction notices that negatively affect conversion, or by discouraging customer purchases by requiring detailed purchase reporting. The occurrence of any of the foregoing could have a material adverse effect on our business.

Economic pressure on states could harm our business.

Economic circumstances affecting many states have increased the pressures on state legislatures and agencies to find ways to increase state revenues. States may continue to increase sales and use tax rates, create new tax laws covering previously untaxed activities, increase existing license fees or create new fees, any or all of which may directly or indirectly harm our business. Similarly, administrative agencies may apply more rigorous enforcement efforts or take aggressive positions respecting the laws they administer, especially if the laws permit the imposition of monetary penalties and fines which either the state or the administrative agency may use to balance their budgets or otherwise fund operations. The occurrence of any of the foregoing could have a material adverse effect on our business.

If we do not respond to rapid technological changes, our services could become obsolete, and we could lose customers.

The Internet and the online commerce industry are changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. If we fail to do so, we may lose customers. If competitors introduce new products or services using new technologies or if new industry standards and practices emerge, our Website and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process customers’ orders and payments could have a material adverse effect on our business.

We have an evolving business model, which increases the complexity of our business.

Our business model has evolved in the past and continues to do so. In prior years we have added additional types of services and product offerings and in some cases we have modified or discontinued those offerings. We intend to continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we have also modified aspects of our business model relating to our product mix and the mix of direct/partner sourcing of the products we offer. We may continue to modify this aspect of our business as well as other significant aspects of our business. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. The additions and modifications to our business have increased the complexity of our business and placed significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. Future additions to or modifications of our business are likely to have similar effects. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Further, any new business or website we launch that is not favorably received by consumers could damage our reputation or our brand. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

To the extent we generate international sales transactions in the future, any negative impact on our international operations could negatively impact our business. To date, most of our international sales have been denominated in U.S. dollars, and we have not had significant foreign currency risk on those sales. However, in the future, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, such as the U.S. Foreign Corrupt Practices Act, or laws governing or prohibiting the use of cryptocurrency such as bitcoin, could have a material adverse effect on our business.

Our foreign brand domain name may cause confusion.

In 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, we continue to use the O.co address and brand outside of the United States. There is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets. Any similar difficulties with our brand could have a material adverse effect on our business.

We have purchased land to build a facility to serve as our future headquarters, and have environmental and other risks, and may incur environmental expense and liabilities, in connection with the project, and under the environmental indemnity agreement we entered into in connection with our credit facility.

In the third quarter of 2014, we purchased land in Salt Lake City, Utah in preparation for our construction of our future headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that has been fully remediated pursuant to CERCLA. As purchaser of the property, O.com Land, LLC is required to follow certain requirements of the CERCLA statute and the consent decree governing remediation of the Site. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters weare building. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business.

We have entered into contracts and plan to spend approximately $99 million to build, equip and furnish a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

We are building our new headquarters in Salt Lake City, and are incurring the risks and expense of doing so. The design and construction of the headquarters are complicated. We may encounter unanticipated developments affecting our estimates regarding the expense of the project. We may also encounter delays in the construction of the facility. Any such difficulties could result in our default under the Loan Agreement and related agreements we have entered into with U.S. Bank and other banks, and could result in material liabilities and expense and could have a material adverse effect on our business.

In connection with the construction of our new headquarters, we have entered into a syndicated senior secured credit facility, and may need to obtain additional financing as well.

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters is approximately $99 million. We have entered into a syndicated senior secured credit facility with U.S. Bank and other banks that is intended to provide us with construction and term financing of $45.8 million. The facility is designed to convert to an approximately 6.75-year term loan upon completion of construction. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, we may be unable to obtain or utilize the financing contemplated by the facility. If the financing we anticipate under the facility is not fully available to us for any reason, it would have a material adverse effect on our liquidity and could have a material adverse effect on our business.

We have pledged the land and our new headquarters and all related assets, as well as our inventory and accounts receivable and related assets, to secure our obligations under the syndicated senior secured credit facility.

We have pledged all of our assets relating to the new headquarters and the site on which it is to be located, as well as our inventory, accounts receivable and related assets, and most of our deposit accounts, to secure our obligations under the syndicated senior secured credit facility. The real estate loan and the revolving loan facilities included within the facility are cross-collateralized and cross-defaulted. If we were to default on either loan or have an Event of Default under the facility, the lenders would have the right to, among other things, foreclose on the collateral for our obligations under the facility, which would have a material adverse effect on our liquidity and could have a material adverse effect on our business.

We have entered into long-term interest rate swaps covering a period of approximately nine years.

In connection with the syndicated senior secured credit facility described above, we have entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we expect to incur in 2015 and 2016 for the Real Estate Loan. However, if for any reason the notional amounts of the swaps fail to substantially match our indebtedness for the Real Estate Loan at any time until the October 2023 maturity of the swaps, we could potentially be exposed to liabilities under the loan agreement that are not be substantially offset by the interest rate swap. If the lenders under the senior secured credit facility were to fail to fund the Real Estate Loan for any reason, we would remain liable for payments due under the swaps unless we were to settle the swaps. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We may fail to qualify for hedge accounting treatment.
In connection with the financing we obtained to fund a portion of the construction of our new corporate headquarters, we have entered into interest rate swap transactions with certain of our lenders intended to minimize our exposure to various interest rate risks. At inception in 2014 we designated these swaps as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instruments are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in their fair value will be recognized as part of net income, rather than being recognized as part of other comprehensive income. Additionally, although our derivative instruments may be highly effective, ineffectiveness in such instruments will also be recognized as part of net income, rather than other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We have entered into a Construction Agreement relating to the construction of the new headquarters; however, many aspects of the proposed construction remain subject to future agreement.

In October 2014, we entered into a Construction Agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided in connection with the construction of our corporate headquarters, together with related facilities and improvements. Okland has agreed that the work contemplated by the Construction Agreement will be performed for the Guaranteed Maximum Price (as defined in the Construction Agreement and as established in the First Amendment to the Agreement dated July 31, 2015) and in accordance with the Construction Schedule (as defined in the Construction Agreement). However, both the Guaranteed Maximum Price and the Construction Schedule remain subject to change. Because many aspects of the proposed construction remain subject to future agreement, there is a risk of difficulties under the Construction Agreement, any of which if not resolved to the satisfaction of us and Okland could cause difficulties with the construction of our headquarters, any of which in turn could cause us to default under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We expect to incur substantial indebtedness.

At June 30, 2015, we had no indebtedness for borrowed money except for the principal and accrued interest on $500,000 aggregate principal amount of bonds we issued as privately-placed digital bonds or "cryptobonds" as an initial test of the digital securities trading system we are working to develop. In July 2015 we incurred an additional $5.0 million of debt as a further demonstration of the digital securities trading system. However, we expect to incur substantial indebtedness under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks, and we expect to incur substantial additional indebtedness in connection with the completion of our headquarters. In addition, we may incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our Board has authorized a stock repurchase program and repurchases under the program would reduce our liquidity.

On May 5, 2015, our Board authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. Any such repurchases would reduce our liquidity and could increase our vulnerability to industry downturns and competitive pressures. A material decrease in our liquidity could have a material adverse effect on our business.

We may be unable to generate sufficient cash flow to satisfy our debt service obligations.

Our ability to generate cash flow from operations to make interest and principal payments on our debt obligations will depend on our future performance, which will be affected by a range of economic, competitive and business factors. We cannot control many of these factors, including general economic conditions and the health of the Internet retail industry. If our operations do not generate sufficient cash flow from operations to satisfy our debt service obligations and all of our other obligations, we may need to borrow additional funds to make these payments or undertake alternative financing plans, such as refinancing or restructuring our debt, or reducing or delaying capital investments and other expenses. Additional funds or alternative financing may not be available to us on favorable terms, or at all. Our inability to generate sufficient cash flow from operations or obtain additional funds or alternative financing on acceptable terms could have a material adverse effect on our business.

Existing or future government regulation could harm our business.

We are subject to regulation at the federal, state and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation, along with increased governmental or private enforcement, may increase the cost of our business. Compliance with existing and new privacy and security laws may be difficult and costly and may further restrict our ability to collect demographic and personal information from users, which could harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures. The expansion of these and other laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to Internet commerce in ways that may present difficult or impossible compliance challenges. Laws that do reference the Internet generally remain subject to interpretation by the courts and their applicability and reach are therefore not always clear. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws may cause us to incur losses for any non-compliant items in our inventory, or which we may previously have sold. We may be subject to claims related to personal injury, death, environmental or property damage. We have in the past and may from time to time be required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered, in whole, in part or at all, by our liability insurance. These current and future laws and regulations could have a material adverse effect on our business.

Economic factors, including our increasing exposure to the U.S. housing industry, may adversely affect our financial performance.

Economic conditions may adversely affect our financial performance. In the United States, weakness in the housing market, changes in interest rates, changes in fuel and other energy costs, inflation or deflation or expectations of either inflation or deflation, actual or anticipated levels of unemployment, unavailability or limitations of consumer credit, higher consumer debt levels or efforts by consumers to reduce debt levels, higher tax rates and other changes in tax laws, overall economic slowdown, changes in consumer desires affecting demand for the products and services we sell and other economic factors could adversely affect consumer demand for the products and services we sell. Any of these factors may change the mix of products we sell to a mix with a lower average gross margin and/or result in slower inventory turnover and/or greater markdowns on inventory. Higher interest rates, transportation costs, inflation, higher costs of labor, insurance and healthcare, foreign exchange rates fluctuations, higher tax rates and other changes in tax laws, changes in other laws and regulations and other economic factors in the United States may increase our cost of sales and operating, may increase our selling, general and administrative expenses, and may otherwise adversely affect our operations and operating results. These factors may affect not only our operations, but also the operations of suppliers from whom we purchase goods, which may also result in increases in the cost to us of the goods and services we sell. The occurrence of any of the foregoing could have a material adverse effect on our business.

Over the last few years the percentage of our sales from home and garden products has increased substantially. We believe that our sales of home and garden products are affected by the strength of the U.S. housing industry, and that downturns in the U.S. housing industry could have a material adverse effect on our business.

Decreases in discretionary consumer spending may have an adverse effect on us.

A substantial portion of the products and services we offer are products or services that consumers may view as discretionary items rather than necessities. As a result, our results of operations are sensitive to changes in macro-economic conditions that impact consumer spending, including discretionary spending. Difficult macro-economic conditions, particularly high levels of unemployment or underemployment, also impact our customers’ ability to obtain consumer credit. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs could reduce consumer spending or change consumer purchasing habits. Slowdowns in the U.S. or global economy, or an uncertain economic outlook, could materially adversely affect consumer spending habits and could have a material adverse effect on our business.

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

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. Further requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

We face risks relating to our inventory.

In our direct business, we sell merchandise that we have purchased and hold in inventory. We assume the risks of inventory damage, theft and obsolescence, as well as risks of price erosion for these products. These risks are especially significant because some of the merchandise we sell is characterized by seasonal trends, fashion trends, rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. Subject to our returns policies, we accept returns of products sold through our partners as well as products we sell in our direct business, and we have the risk of reselling the returned products. In the past we have recorded charges for obsolete inventory and have had to sell certain merchandise at a discount or loss. To the extent that we rely on purchased inventory, our success will depend on our ability to sell our inventory rapidly, the ability of our buying staff to purchase inventory at attractive prices relative to its resale value and our ability to manage customer returns and other costs. If we are unsuccessful in any of these areas, we may be forced to sell our inventory at a discount or loss. Further, we purchase some of our inventory from foreign suppliers and pay for inventory with U.S. dollars. If the dollar weakens with respect to foreign currencies, foreign suppliers may require us to pay higher prices for products, which could negatively affect our profit margins. The occurrence of any of the foregoing could have a material adverse effect on our business.

If we do not successfully optimize and operate our warehouse and customer service operations, our business could be harmed.

We have expanded, contracted and otherwise modified our warehouse and customer service operations from time to time in the past, and expect that we will continue to do so. We also contract with third parties to receive returns and process orders. If we or our third party providers do not successfully optimize and operate our warehouse and customer service operations, it could significantly limit our ability to meet customer demand, customer shipping or return time expectations, or result in excessive costs and expenses for the size of our business. Because it is difficult to predict demand, we may not manage our facilities in an optimal way, which may result in excess or insufficient inventory or warehousing capacity. We may also fail to staff our fulfillment and customer service centers at optimal levels. Our failure to do so could negatively impact our operating results and customer experience, and could have a material adverse effect on our business.

Our cash, cash equivalents and short-term investments are subject to a risk of loss based upon the solvency of the financial institutions in which they are maintained.

We maintain the majority of our cash, cash equivalents and short-term investments in accounts with a small number of major financial institutions within the United States, in the form of demand deposits, money market accounts, time deposits, U.S. Treasury Bills and other short-term investments. Our deposits in these institutions are generally substantially in excess of the amounts of insurance provided by the FDIC, and some deposits may not be covered by insurance at all. If any of these institutions were to become insolvent or subject to regulatory action, we could lose some, or all, of such deposits, which would have a material adverse effect on our business.

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

We have also begun to hold bitcoin and other cryptocurrency directly. Consequently, we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This will subject us to additional exchange risk and other risks as described above, which may have an adverse effect on our results. There is also uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency could have a material adverse effect on our business.

Our efforts to create a digital system for the trading of securities is an area in which we have limited experience, may be expensive, and is subject to the resolution of significant technical and legal and regulatory constraints.

We are working to create a digital system for the trading of securities. Although we have hired employees with significant experience in the technical workings of cryptocurrencies and distributed ledgers, and have issued privately-placed bonds tracked on a distributed ledger as initial tests of an early version of the digital securities trading system, we do not have significant experience with the types of projects we are now pursuing. These projects may be expensive, and are subject to substantial risk that they may ultimately be unsuccessful. The creation of a digital system for the trading of securities is subject to the future resolution of legal and regulatory constraints and prohibitions. Any significant problems we may encounter with these projects could have a material adverse effect on our business.

We may be adversely affected by fluctuations in precious metal prices.

At June 30, 2015 our investment in precious metals was $10.9 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At June 30, 2015, our accumulated deficit was $149.5 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. We periodically implement large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure. We are also in the process of constructing a facility to serve as our corporate headquarters. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of expenditures on our infrastructure and headquarters, our ability to reduce our expenditures is and will be limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our business could have a material adverse effect on our business.

The seasonality of our business places increased strain on our operations.

A disproportionate amount of our sales normally occur during our fourth quarter. If we do not stock or are otherwise unable to source products sufficient to meet customer demand, our business would be adversely affected. If we liquidate products, as we have in the past, we may be required to take significant inventory markdowns or write-offs, which could reduce gross profits. We may experience an increase in our net shipping cost due to complimentary upgrades, split-shipments, and additional long-zone shipments necessary to ensure timely delivery for the holiday season. If too many customers access our Website within a short period of time due to increased holiday demand, we may experience system interruptions that make our Website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of goods we sell and the attractiveness of our products and services. In addition, we may be unable to adequately staff our fulfillment and customer service centers during peak periods, and delivery services and other fulfillment companies and customer service providers may be unable to meet the seasonal demand. The occurrence of any of the foregoing could have a material adverse effect on our business.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our returns policies. If merchandise returns are higher than we expect, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, and policies intended to reduce the number of product returns may result in customer dissatisfaction and/or fewer repeat customers. The occurrence of any of the foregoing could have a material adverse effect on our business.

Our pricing strategy may not meet customers’ price expectations or result in net income.

Demand for our products is generally highly sensitive to price. Our pricing strategies have had, and may continue to have, a significant impact on our net sales and net income. We often offer discounted prices, and free or discounted shipping as a means of attracting customers and encouraging repeat purchases. Such offers and discounts reduce our margins. In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly affect the results of our pricing strategies. If we fail to meet our customers’ price expectations, or if we are unable to compete effectively with our competitors when they engage in aggressive pricing strategies or other competitive activities, it could have a material adverse effect on our business.

If the products that we offer on our Website do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

Our success depends in part on our ability to offer products that reflect consumers’ tastes and preferences. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. Because some of the products that we sell consist of manufacturers’ and retailers’ excess inventory, we have limited control over some of the products that we are able to offer for sale. If our merchandise fails to satisfy customers’ tastes or respond to changes in customer preferences, our sales could suffer and we could be required to mark down unsold inventory, as we have in the past, which would depress our profit margins. In addition, any failure to offer products in line with customers’ preferences could allow our competitors to gain market share. The occurrence of any of the foregoing could have a material adverse effect on our business.

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. In early 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month personal leave of absence for medical reasons. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could have a material adverse effect on our business.

In order to obtain future revenue growth and sustain profitability, we will have to attract and retain customers on cost-effective terms.

Our success depends on our ability to attract and retain customers on cost-effective terms. We have relationships with online services, search engines, affiliate marketing websites, directories and other website and e-commerce businesses to provide content, advertising banners and other links that direct customers to our Website. We rely on these relationships as significant sources of traffic to our Website and to generate new customers. In the past we have terminated affiliate marketing websites as a result of efforts by certain states to require us to collect sales taxes based on the presence of those third party Internet advertising affiliates in those states, and we are likely to do so again in the future if necessary. If we are unable to develop or maintain these relationships, or develop and maintain new relationships for newly developed and necessary marketing services on acceptable terms, our ability to attract new customers and our financial condition would suffer. In addition, certain of our online marketing agreements may require us to pay upfront fees and make other payments prior to the realization of the sales, if any, associated with those payments. Current or future relationships or agreements may fail to produce the sales that we anticipate. We periodically conduct television and radio branding and advertising campaigns. Such campaigns are expensive and may not result in the cost-effective acquisition of customers. Other means of utilizing social media campaigns to attract or retain customers are expensive and may not result in cost-effective acquisition or retention of customers. The occurrence of any of the foregoing risks or our inability to attract and retain customers on cost-effective terms could have a material adverse effect on our business.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, our competitors may now have or may in the future develop technologies that are as good as or better than our technology without violating our proprietary rights. Our failure to protect our software and other proprietary intellectual property rights or to utilize technologies that are as good as our competitors’ could put us at a disadvantage to our competitors. In addition, the failure of the third parties whose products we offer for sale on our Website to protect their intellectual property rights, including their domain names, could impair our operations. These failures could have a material adverse effect on our business.

We may not be able to obtain trademark protection for our marks, which could impede our efforts to build brand identity.

We have filed trademark applications with the Patent and Trademark Office seeking registration of certain service marks and trademarks. There can be no assurance that our applications will be successful or that we will be able to secure significant protection for our service marks or trademarks in the United States or elsewhere as we expand internationally. Our competitors or others could adopt product or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us or customer confusion related to our trademarks, or our failure to obtain trademark registration, could have a material adverse effect on our business.

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

Any such difficulties could have a material adverse effect on our business.

We may be accused of infringing intellectual property rights of third parties.

Other parties have claimed and may claim that we infringe their intellectual property rights. We have been and are subject to, and expect to continue to be subject to, legal claims of alleged infringement of the intellectual property rights of third parties. The ready availability of damages, royalties and the potential for injunctive relief has increased the defense litigation costs of patent infringement claims, especially those asserted by third parties whose sole or primary business is to assert such claims. Such claims, even if not meritorious, may result in significant expenditure of financial and managerial resources, and the payment of damages or settlement amounts. Additionally, we may become subject to injunctions prohibiting us from using software or business processes we currently use or may need to use in the future, or requiring us to obtain licenses from third parties when such licenses may not be available on financially feasible terms or terms acceptable to us or at all. In addition, we may not be able to obtain on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing e-commerce services to other businesses and individuals under commercial agreements. Any such difficulties could have a material adverse effect on our business.

Our business and reputation may be harmed by the offering or sale of pirated, counterfeit or illegal items by third parties, and by intellectual property litigation.

We have received in the past, and we anticipate we will receive in the future, communications alleging that items offered or sold through our Website infringe third party copyrights, trademarks and trade names or other intellectual property rights or that we have otherwise infringed third parties’ past, current or future intellectual property rights. We may be unable to prevent third parties from offering and selling unlawful goods, and we may be subject to allegations of civil or criminal liability for unlawful activities carried out by third parties through our Website. We may implement measures in an effort to protect against these potential liabilities that could require us to spend substantial resources and/or to reduce revenues by discontinuing certain service offerings. Any costs incurred as a result of liability or asserted liability relating to the sale of unlawful goods or the unlawful sale of goods could harm our business. Resolving litigation or claims regarding patents or other intellectual property, whether meritorious or not, could be costly, time-consuming, cause service delays, divert our management and key personnel from our business operations, require expensive or unwanted changes in our methods of doing business or require us to enter into costly royalty or licensing agreements, if available. As a result, these claims and any negative publicity generated as a result of any of the foregoing could damage our reputation, diminish the value of our brand name, and have a material adverse effect on our business.

Use of social media may adversely impact our reputation.

There has been a marked increase in use of social media platforms and similar devices, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individual access to a broad audience of consumers and other interested persons. Consumers value readily available information concerning retailers, manufacturers, and their goods and services and often act on such information without further investigation, authentication and without regard to its accuracy. The availability of information on social media platforms and devices is virtually immediate as is its impact. Social media platforms and devices immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is virtually limitless. Information concerning or affecting us may be posted on such platforms and devices at any time. Information posted may be inaccurate and adverse to us, and it may harm our business. The harm may be immediate without affording us an opportunity for redress or correction. Such platforms also could be used for the dissemination of trade secret information or compromise of other valuable company assets, any of which could have a material adverse effect on our business.

Our car listing service may be subject to a variety of regulatory requirements and risks.

Many states and other jurisdictions, including Utah, where we are located, have regulations governing the conduct of car sellers and public advertisement for car sales. Generally, these regulations govern the conduct of those sellers advertising their automobiles for sale and are not directly applicable to those providing the medium through which the advertisement is made available to the public. Sellers are often subject to regulations in the nature of “truth in advertising laws.” We have no ability to know whether the information sellers provide is correct. While our site terms and conditions of usage prohibit unlawful acts, we cannot assure that sellers will comply with all laws and regulations applicable to them and their transactions. The application of these regulations to online car listing service providers is not clear. Although we do not expect these laws to have a significant effect on our listing service, we will incur costs in complying with these laws, and we may from time to time be required to make changes in our service that may increase our costs, reduce our revenues, cause us to prohibit certain listing or advertising practices, or make other changes that may adversely affect our car listing service. Further, like our shopping business, our car listing service is subject to most of the same laws and regulations that apply to other companies conducting business on and off the Internet. To the extent that current or future laws or regulations prevent users from selling items on our car listing site, they could harm our business. In addition, any negative publicity we receive regarding any allegations of unlawful or deceptive conduct may damage our reputation, our ability to attract new customers to our main shopping site, and our brand name generally. The occurrence of any of the foregoing could have a material adverse effect on our business.

Our recently-launched Overstock Fulfillment Services and Supplier Oasis face competition from other distribution networks and will require substantial resources.

We recently launched Overstock Fulfillment Services and Supplier Oasis, which provide multi-channel fulfillment services to sellers, suppliers, and partners and a single integration point through which partners can manage their products, inventory and sales channels. The marketplace for these services is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Overstock Fulfillment Services and Supplier Oasis may require substantial investments over a lengthy period of time. Further, most of the risks applicable to our business generally are also applicable to the business of Overstock Fulfillment Services and Supplier Oasis. If we are unable to generate sufficient revenues and gross profits from Overstock Fulfillment Services and Supplier Oasis, it could have a material adverse effect on our business.

Our recently-launched Farmers Market will face competition from a variety of competitors and may require substantial resources.

In late 2014 we launched Farmers Market, a tab within our website from which our customers can order locally grown fresh produce and other food products. Farmers Market competes with a wide variety of businesses nationwide, many of which have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Farmers Market may require substantial attention from our senior executives and may involve delivery and other issues that may be different from those we face in connection with the sale and delivery of non-perishable products. Further, most of the risks applicable to our business generally are also applicable to our Farmers Market business. Any significant difficulties we encounter with our Farmers Market offering could have a material adverse effect on our business.

Our recently-launched insurance offerings will face competition from traditional insurance brokers and direct insurance marketing organizations.

In 2014 we launched a tab offering insurance for vehicle, residential and small businesses on our website. The tab allows consumers to compare live quotes for insurance on residential, vehicle, and small business insurance, and to bind (pay for and have go into effect) insurance policies. The insurance business is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, most of the risks applicable to our business generally are also applicable to our insurance offerings business. Any significant difficulties we encounter with our insurance offerings could have a material adverse effect on our business.

We are involved in substantial litigation.

From time to time we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages or equitable remedies. In addition, we have in the past been, are now, and in the future may be, involved in substantial litigation in which we are the plaintiff, including litigation regarding the constitutionality of certain state tax laws, and the prime broker litigation described below. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our business, prospects, financial condition or results of operations. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could have a material adverse effect on our business.

Our prime broker litigation may have an adverse effect on our business and financial condition.

We remain involved in substantial litigation against Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation, and the use of management’s time and attention in connection with the litigation and related matters may reduce the time management is able to spend on other aspects of our business, which may have adverse effects on other aspects of our business. To the extent that any such adverse effects exceed any benefits we may realize from the litigation, it could have a material adverse effect on our business.

Public statements we or our Chief Executive Officer, Patrick M. Byrne, have made or may make in the future may antagonize regulatory officials or others.

We and our Chief Executive Officer, Dr. Patrick M. Byrne, have from time to time made public statements regarding our or his beliefs about matters of public interest, including statements regarding naked short selling and regulatory capture. Some of those public statements have been critical of the Securities and Exchange Commission and other regulatory agencies. These public statements may have consequences for us, whether as a result of increased regulatory scrutiny or otherwise.

Additionally, other officers may make public statements that could have adverse consequences and these statements could have a material adverse effect on our business.

The price of our securities may be volatile and you may lose all or a part of your investment.

The market price of our common stock historically has been subject to significant fluctuations. These fluctuations could continue. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the market price of our securities may decline. Any of the foregoing could have a material adverse effect on our business.

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

Any of the foregoing could have a material adverse effect on our business.

Our operating results may fluctuate depending on the season, and such fluctuations may affect the market price of our securities.

We have experienced and expect to continue to experience fluctuations in our operating results because of seasonal fluctuations in traditional retail patterns. Sales in the retail and wholesale industry tend to be significantly higher in the fourth calendar quarter of each year than in the preceding three quarters due primarily to increased shopping activity during the holiday season. However, there can be no assurance that our sales in the fourth quarter will exceed those of the preceding quarters or, if the fourth quarter sales do exceed those of the preceding quarters, that we will be able to manage the increased sales effectively. Further, we generally increase our inventories substantially in anticipation of holiday season shopping activity, which has a negative effect on our cash flow. Securities analysts and investors may inaccurately estimate the effects of seasonality on our results of operations in one or more future quarters and, consequently, our operating results may fall below expectations, causing the market price of our securities to decline. Any of the foregoing could have a material adverse effect on our business.

Sales by our significant stockholders could have an adverse effect on the market price of our stock.

Several of our stockholders own significant portions of our common stock. If one or more of our stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if any one or more of such stockholders were to decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on our business.

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

We filed an unfair business practice lawsuit against Morgan Stanley & Co. Incorporated, Goldman Sachs & Co., Bear Stearns Companies, Inc., Bank of America Securities LLC, Bank of New York, Citigroup Inc., Credit Suisse (USA) Inc., Deutsche Bank Securities, Inc., Merrill Lynch, Pierce, Fenner & Smith, Inc., and UBS Financial Services, Inc., and settled the case with respect to all defendants except Merrill Lynch, Pierce, Fenner & Smith, Inc., and Merrill Lynch Professional Clearing Corporation. The litigation is ongoing.

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
10.1
First Amendment to Construction Agreement dated July 31, 2015 between O.com Land, LLC and Okland Construction Company Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 4, 2015 (File No. 000-49799)).

10.2
Cryptodebt and Note Purchase Agreement dated July 31, 2015 among Overstock.com, Inc., Medici, Inc. and FNY Managed Accounts LLC (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

10.3
Promissory Note dated July 31, 2015, made by FNY Managed Accounts LLC in favor of Overstock.com, Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2015, filed with the SEC on August 7, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2015	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management