Form 10-Q
period 2015-09-30
OVERSTOCK.COM, INC
filed 2015-11-09
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

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

There were 25,234,316 shares of the Registrant’s common stock, par value $0.0001, outstanding on November 2, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$81,268	$181,641
Restricted cash	505	580
Accounts receivable, net	16,951	18,963
Inventories, net	23,206	26,208
Prepaid inventories, net	1,278	3,214
Deferred tax assets, net	11,686	14,835
Prepaids and other current assets	16,833	12,621
Total current assets	151,727	258,062
Fixed assets, net	78,807	52,071
Precious metals	10,243	10,905
Deferred tax assets, net	50,672	50,331
Intangible assets, net	15,434	—
Goodwill	15,343	2,784
Other long-term assets, net	9,580	2,712
Total assets	$331,806	$376,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,955	$112,787
Accrued liabilities	64,858	81,564
Deferred revenue	45,153	48,451
Other current liabilities	1,123	—
Total current liabilities	176,089	242,802
Other long-term liabilities	7,380	4,843
Total liabilities	183,469	247,645
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,633 and 27,241
Outstanding shares - 25,234 and 24,037	3	2
Additional paid-in capital	369,099	366,252
Accumulated deficit	(166,530)	(153,864)
Accumulated other comprehensive loss	(1,643)	(621)
Treasury stock:
Shares at cost - 2,399 and 3,204	(51,747)	(82,531)
Equity attributable to stockholders of Overstock.com, Inc.	149,182	129,238
Equity attributable to noncontrolling interests	(845)	(18)
Total equity	148,337	129,220
Total liabilities and stockholders’ equity	$331,806	$376,865
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue, net
Direct	$33,621	$33,592	$104,184	$104,854
Partner	357,590	319,399	1,073,384	921,889
Total net revenue	391,211	352,991	1,177,568	1,026,743
Cost of goods sold
Direct(1)	31,989	29,385	95,751	91,955
Partner	286,771	256,548	860,272	741,109
Total cost of goods sold	318,760	285,933	956,023	833,064
Gross profit	72,451	67,058	221,545	193,679
Operating expenses:
Sales and marketing(1)	30,062	25,428	86,121	72,363
Technology(1)	25,084	22,202	72,230	63,211
General and administrative(1)	20,676	17,073	60,639	48,250
Restructuring	—	—	—	(360)
Total operating expenses	75,822	64,703	218,990	183,464
Operating income (loss)	(3,371)	2,355	2,555	10,215
Interest income	37	36	118	114
Interest expense	(62)	(11)	(74)	(30)
Other income (expense), net	764	(350)	2,532	633
Income (loss) before income taxes	(2,632)	2,030	5,131	10,932
Provision (benefit) for income taxes	(15)	413	3,774	3,436
Consolidated net income (loss)	$(2,617)	$1,617	$1,357	$7,496
Less: Net loss attributable to noncontrolling interests	(546)	—	(979)	—
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(2,071)	$1,617	$2,336	$7,496
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$(0.08)	$0.07	$0.10	$0.31
Weighted average common shares outstanding—basic	24,681	24,027	24,402	23,988
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$(0.08)	$0.07	$0.10	$0.31
Weighted average common shares outstanding—diluted	24,681	24,283	24,513	24,290
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$52	$45	$129	$130
Sales and marketing	50	77	140	255
Technology	165	183	491	550
General and administrative	572	693	1,817	2,014
Total	$839	$998	$2,577	$2,949
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated net income (loss)	$(2,617)	$1,617	$1,357	$7,496
Other comprehensive:
Unrealized (loss) on cash flow hedges, net of benefit for taxes of $581, $0, $662, and $0.	(907)	—	(1,022)	—
Other comprehensive (loss)	(907)	—	(1,022)	—
Comprehensive income (loss)	$(3,524)	$1,617	$335	$7,496
Less: Comprehensive (loss) attributable to noncontrolling interests	(546)	—	(979)	—
Comprehensive income (loss) attributable to stockholders of Overstock.com, Inc.	$(2,978)	$1,617	$1,314	$7,496

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Nine months ended September 30, 2015
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,241
Common stock issued upon vesting of restricted stock	378
Exercise of stock options	14
Balance at end of period	27,633

Number of treasury stock shares
Balance at beginning of period	3,204
Issuance of treasury stock	(909)
Purchases of treasury stock	104
Balance at end of period	2,399
Total number of outstanding shares	25,234

Common stock	$3

Additional paid-in capital
Balance at beginning of period	$366,252
Stock-based compensation to employees and directors	2,577
Exercise of stock options	270
Balance at end of period	$369,099

Accumulated deficit
Balance at beginning of period	$(153,864)
Net income attributable to stockholders of Overstock.com, Inc.	2,336
Deficiency in cost of treasury stock issued	(15,002)
Balance at end of period	$(166,530)

Accumulated other comprehensive loss
Balance at beginning of period	$(621)
Net other comprehensive loss	(1,022)
Balance at end of period	$(1,643)

Treasury stock
Balance at beginning of period	$(82,531)
Purchases of treasury stock	(2,367)
Issuance of treasury stock	33,151
Balance at end of period	(51,747)
Total equity attributable to stockholders of Overstock.com, Inc.	$149,182

Equity attributable to noncontrolling interests
Balance at beginning of period	$(18)
Net loss attributable to noncontrolling interests	(979)
Paid-in capital attributable to noncontrolling interests	152
Total equity attributable to noncontrolling interests	$(845)

Total equity	$148,337
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2015	2014	2015	2014
Cash flows from operating activities:
Consolidated net income	$1,357	$7,496	$2,662	$76,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,827	12,806	23,085	16,495
Stock-based compensation to employees and directors	2,577	2,949	3,663	3,823
Deferred income taxes	3,470	2,909	4,302	(65,611)
Amortization of debt issuance costs	21	—	21	4
Loss on investment in precious metals	662	752	1,179	1,734
Loss on investment in cryptocurrency	147	50	147	50
Restructuring reversals	—	(360)	—	(360)
Ineffective portion of loss on cash flow hedge	124	—	124	—
Other	9	(11)	(38)	(16)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	1,000	75
Accounts receivable, net	2,662	1,106	(1,360)	(269)
Inventories, net	3,002	1,760	2,077	(2,550)
Prepaid inventories, net	1,936	81	445	203
Prepaids and other current assets	(3,782)	(3,484)	(1,753)	(1,025)
Other long-term assets, net	380	(7)	413	440
Accounts payable	(47,313)	(27,512)	1,851	8,447
Accrued liabilities	(17,751)	(3,164)	1,020	17,103
Deferred revenue	(3,298)	3,330	4,502	10,793
Other long-term liabilities	1,570	803	1,590	3,083
Net cash (used in) provided by operating activities	(36,400)	(496)	44,930	69,365
Cash flows from investing activities:
Purchases of marketable securities	(11)	(19)	(15)	(40)
Sales of marketable securities	35	77	35	78
Purchases of intangible assets	(187)	(54)	(268)	(54)
Investment in precious metals	—	—	(2,496)	(2,100)
Investment in cryptocurrency	—	(396)	96	(396)
Equity method investment	(152)	—	(402)	—
Disbursements for loans	(5,000)	—	(5,000)	—
Cost method investments	(7,000)	—	(7,000)	—
Acquisitions of businesses, net of cash acquired	(10,573)	—	(10,573)	—
Expenditures for fixed assets, including internal-use software and website development	(43,381)	(32,544)	(52,183)	(36,641)
Proceeds from sale of fixed assets	30	—	73	—
Net cash used in investing activities	(66,239)	(32,936)	(77,733)	(39,153)
Cash flows from financing activities:
Payments on capital lease obligations	(362)	(325)	(362)	(325)
Paydown on direct financing arrangement	(229)	(209)	(302)	(275)
Change in restricted cash	75	—	75	125
Proceeds from exercise of stock options	270	342	439	444
Purchase of treasury stock	(2,367)	(2,301)	(2,367)	(2,303)
Proceeds from debt issuance	5,500	—	5,500	—
Payment of debt issuance costs	(621)	—	(1,652)	—
Net cash provided by (used in) financing activities	2,266	(2,493)	1,331	(2,334)
Net (decrease) increase in cash and cash equivalents	(100,373)	(35,925)	(31,472)	27,878
Cash and cash equivalents, beginning of period	181,641	148,665	112,740	84,862
Cash and cash equivalents, end of period	$81,268	$112,740	$81,268	$112,740
Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine months ended September 30,		Twelve months ended September 30,
	2015	2014	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$35	$37	$45	$52
Taxes paid	272	36	312	267
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$1,414	$505	$1,414	$635
Equipment acquired under capital lease obligations	362	325	362	325
Capitalized interest cost	117	—	143	—
Acquisition of businesses through stock issuance	18,149	—	18,149	—
Change in value of cash flow hedge	1,684	—	2,692	—

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible valuation, income taxes, stock-based compensation, performance-based compensation, restructuring liabilities and contingencies. We also used preliminary estimates in our valuation of recently acquired intangible assets. These preliminary estimates and assumptions could change significantly as we finalize the valuations of the net tangible and intangible assets acquired and liabilities assumed in our recent acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Actual results could differ materially from those estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $30.1 million and $135.1 million at September 30, 2015 and December 31, 2014, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of September 30, 2015 and December 31, 2014 as indicated (in thousands):

	Fair Value Measurements at September 30, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$30,100	$30,100	$—	$—
Trading securities held in a “rabbi trust” (1)	62	62	—	—
Total assets	$30,162	$30,162	$—	$—
Liabilities:
Derivatives (2)	$2,815	$—	$2,815	$—
Deferred compensation accrual “rabbi trust” (3)	65	65	—	—
Total liabilities	$2,880	$65	$2,815	$—

	Fair Value Measurements at December 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$135,092	$135,092	$—	$—
Trading securities held in a “rabbi trust” (1)	90	90	—	—
Total assets	$135,182	$135,182	$—	$—
Liabilities:
Derivatives (2)	$1,008	$—	$1,008	$—
Deferred compensation accrual “rabbi trust” (3)	94	94	—	—
Total liabilities	$1,102	$94	$1,008	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities.” The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $62,000 at September 30, 2015 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the three and nine months ended September 30, 2015 and 2014.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $444,000 and $511,000 at September 30, 2015 and December 31, 2014, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At September 30, 2015 and December 31, 2014, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Depreciation and amortization expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of goods sold - direct	$73	$61	$206	$217
Technology	5,875	4,356	16,331	11,752
General and administrative	665	284	1,290	837
Total depreciation and amortization, including internal-use software and website development	$6,613	$4,701	$17,827	$12,806

Capitalized interest

We capitalize interest cost incurred on debt during the construction of major projects. Capitalized interest for the three and nine months ended September 30, 2015 and 2014 was not significant.

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

During the three months ended September 30, 2015 and 2014, we capitalized $4.4 million and $3.6 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Amortization of costs associated with internal-use software and website development was $3.9 million and $2.7 million, respectively, for those respective periods. During the nine months ended September 30, 2015 and 2014, we capitalized $13.8 million and $10.7 million, respectively, of such costs and had amortization of $10.8 million and $7.6 million for those respective periods.

Cost and equity method investments

At September 30, 2015, we held noncontrolling interests (less than 20%) in three privately held entities. The total aggregate amount of our three investments was $7.0 million and the investments are recognized as cost method investments included in Other long-term assets in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At September 30, 2015, the carrying amount of the investments was $7.0 million. We recognized zero impairment losses during the nine months ended September 30, 2015 and the year ended 2014.

During 2014, we formed Medici Inc., doing business as tØ.com, to develop and own the digital securities trading technology we refer to as the tØ technology or the tØ software. Also during 2014, we acquired a 24.9% interest in Pro Securities LLC, a broker-dealer operating a registered alternative trading system or ATS, which we subsequently contributed to Medici in connection with its efforts to develop and license software to trade digital securities using crypto-technologies. The initial purchase price for the investment was $250,000 and is accounted for as an equity method investment included in Other long-term assets in our consolidated balance sheets. At September 30, 2015, the difference between the carrying value of this investment and the amount of underlying equity in net assets of the investee was not significant. Our proportionate share of the net income or loss of our equity method investee for the three months ended September 30, 2015 and 2014 was not significant. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of income and our carrying value in that investment.

tØ.com has licensed the tØ technology on a non-exclusive basis to Pro Securities LLC. tØ.com is an entity that is 81% owned by us and 19% owned by other parties at September 30, 2015. This entity is included in our consolidated financial statements. Intercompany transactions with the entity have been eliminated and the amounts of contributions and gains or losses that are attributable to noncontrolling interests are disclosed in our consolidated financial statements. During the quarter ended September 30, 2015, we purchased an additional 5.9% interest in tØ.com (for a total ownership interest of 81%). During the quarter ended September 30, 2015, Medici also entered into an agreement to acquire the remaining 75.1% interest in Pro Securities (for a total ownership interest of 100%) as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets.

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

Precious Metals

Our precious metals consisted of $6.0 million in gold and $4.3 million in silver at September 30, 2015 and $6.3 million in gold and $4.6 million in silver at December 31, 2014. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of operations. We recorded a $610,000 and $662,000 loss on investments in precious metals for the three and nine months ended September 30, 2015. Losses on investments in precious metals were $752,000 during the three and nine months ended September 30, 2014.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the tangible net assets acquired in business combinations. During the three and nine months ended September 30, 2015, we recognized $12.6 million in goodwill related to an asset acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Intangible assets other than goodwill

We capitalize and amortize intangible assets other than goodwill over their estimated useful lives unless such lives are indefinite. Intangible assets other than goodwill acquired separately from third-parties are capitalized at cost while such assets acquired as part of a business combination are capitalized at their acquisition-date fair value. Intangible assets other than goodwill are amortized using the straight line method of amortization over their useful lives, with the exception of certain intangibles (such as acquired technology, customer relationships, and trade names) which are amortized using an accelerated method of amortization based on cash flows. These assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable as described below under Impairment of long-lived assets.

During the three and nine months ended September 30, 2015, we acquired $15.8 million of intangible assets other than goodwill related to an asset acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $354,000 and $416,000 for the three and nine months ended September 30, 2015, respectively. Amortization expense for intangible assets other than goodwill was not significant for the three and nine months ended September 30, 2014.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the nine months ended September 30, 2015 or the year ended December 31, 2014.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $208,000 and $340,000 at September 30, 2015 and December 31, 2014, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of operations. Losses on cryptocurrency holdings were $41,000 and $147,000 during the three and nine months ended September 30, 2015, respectively, and $50,000 during the three and nine months ended September 30, 2014.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. The notional amounts under our hedges at September 30, 2015 and December 31, 2014, was $3.6 million and zero, respectively.

Our derivatives are carried at fair value in our consolidated balance sheets in Other current and Other long-term liabilities on a gross basis. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives have been designated and qualify as hedging instruments under GAAP. Our derivatives have been designated and qualify as cash flow hedges. We formally designated and documented, at inception, the financial instruments as hedges of specific underlying exposures, the risk management objectives, and the strategy for undertaking the hedging transactions. In addition, we formally assess, both at the inception and at least quarterly thereafter, whether the financial instruments used in hedging transactions are effective at offsetting changes in the cash flows of the related underlying exposures. To the extent that the hedges are effective, the changes in fair values of our cash flow hedges are recorded in Accumulated other comprehensive income. Any ineffective portion is immediately recognized into earnings.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Three months ended September 30, 2015
Interest rate swap	$(907)	Interest expense	$—	Other income (expense)	$(124)
Nine months ended September 30, 2015
Interest rate swap	$(1,022)	Interest expense	$—	Other income (expense)	$(124)

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended September 30, 2015
Interest rate swap	Current and Other long-term liabilities	2023	$3,646	$(2,815)	$(1,210)	$(1,605)	$(2,815)
Nine months ended September 30, 2015
Interest rate swap	Current and Other long-term liabilities	2023	$3,646	$(2,815)	$(1,008)	$(1,807)	$(2,815)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 8—Business Segments).

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

We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase at our Website. We recognize other income when Club O Reward dollars expire or the likelihood of reward dollars being redeemed by a customer is remote (“reward dollar breakage”). Reward dollar breakage is currently recognized when the reward dollars expire as Other income in our consolidated statements of operations.

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

The allowance for returns was $11.2 million and $15.5 million at September 30, 2015 and December 31, 2014 respectively. The decrease in allowance for returns at September 30, 2015 compared to December 31, 2014 is primarily due to decreased revenues mostly due to seasonality.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $182,000 and $129,000 at September 30, 2015 and December 31, 2014, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Total revenue, net	$391,211	100%	$352,991	100%	$1,177,568	100%	$1,026,743	100%
Cost of goods sold
Product costs and other cost of goods sold	301,164	77%	270,219	77%	903,720	77%	786,981	77%
Fulfillment and related costs	17,596	4%	15,714	4%	52,303	4%	46,083	4%
Total cost of goods sold	318,760	81%	285,933	81%	956,023	81%	833,064	81%
Gross profit	$72,451	19%	$67,058	19%	$221,545	19%	$193,679	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $27.7 million and $23.1 million during the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, advertising expenses totaled $79.5 million and $64.8 million, respectively. Prepaid advertising (included in Prepaids and other current assets in the accompanying consolidated balance sheets) was $1.9 million and $2.0 million at September 30, 2015 and December 31, 2014, respectively.

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

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We consider, among other things, our recent historical financial and operating results (three years of cumulative income, fourteen of the last fifteen quarters of profitability, and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, including the impact of any costs associated with our recent acquisition, and tax planning strategies. We perform multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, including the impact of any acquisition costs, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$(2,071)	$1,617	$2,336	$7,496
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	(0.08)	0.07	0.10	0.31
Weighted average common shares outstanding—basic	24,681	24,027	24,402	23,988
Effect of dilutive securities:
Stock options and restricted stock awards	—	256	111	302
Weighted average common shares outstanding—diluted	24,681	24,283	24,513	24,290
Net income (loss) attributable to common shares—diluted	$(0.08)	$0.07	$0.10	$0.31

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options and restricted stock units	566	463	262	386

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. To date, we have not made any repurchases under this program.

Recently issued accounting standards

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard requires entities to apply this change on a retrospective basis for the periods presented. The adoption of this standard will cause us to reclassify certain debt issuance costs currently classified in other assets to a direct reduction of the related debt liability.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date for us to January 1, 2018. Early adoption is permitted, but not before the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. There have also been other Proposed Accounting Standards Updates which may further modify ASU 2014-09. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. Entities should apply the amendments in this update prospectively to the measurement of inventory after the date of adoption. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements and related disclosures.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update), which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The new standard becomes effective for us on January 1, 2016. We do not expect that ASU 2015-15 will have a material impact on our consolidated financial statements or related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. We are evaluating the effect that ASU 2015-16 will have on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our crypto-initiatives, on August 26, 2015 Cirrus Services LLC, a wholly owned subsidiary of Medici, Inc., which is a majority owned subsidiary of Overstock.com, Inc., entered into an asset purchase agreement with Cirrus Technologies LLC. On August 26, 2015 the transaction also closed, and Cirrus Services LLC acquired all or substantially all of Cirrus Technologies LLC’s assets for a purchase price of $29.1 million, consisting of approximately $11.0 million in cash and 908,364 shares of Overstock’s common stock valued at approximately $18.1 million. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill. We do not expect to record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes. During the three and nine months ended September 30, 2015, we recognized $754,000 in acquisition costs which were included in general and administrative expenses in our consolidated statement of operations.

Determination and allocation of the purchase price is based upon preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible and intangible assets acquired and liabilities assumed. Any change could result in variances between our future financial results and the amounts recognized in the accompanying condensed consolidated financial statements as of and for the period ended September 30, 2015, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$10,573
Common stock issued	18,149
$28,722
Allocation
Goodwill	$12,559
Intangibles	15,781
Accounts receivable	650
Property and equipment	266
Other liabilities assumed	(534)
$28,722

The following table details the identifiable intangible assets acquired at their fair value and useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	6
Customer relationships	1,862	1
Trade names	294	10
Other	25
	$15,781

The expense for amortizing acquired intangible assets in connection with this acquisition was $354,000 for the three and nine months ended September 30, 2015.

Acquired intangible assets primarily include technology, customer relationships and trade names. We determined the fair value of the identifiable intangible assets using various income approach methods including excess earnings to determine the present value of expected future cash flows for each identifiable intangible asset based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using the expectations of market participants.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition date. The net sales and operating loss of the acquired company included in our financial statements was $491,000 and $139,000, respectively, for the nine months ended September 30, 2015.

The following unaudited pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2014 (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Net revenues	$1,181,270	$1,028,761
Operating income	$3,208	$7,364

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2014, nor should it be taken as indicative of our future consolidated results of operations.

In connection with the Cirrus Technology asset transaction, on August 26, 2015 Medici also entered into (i) an agreement to purchase all of the outstanding membership interests in SpeedRoute LLC (“SpeedRoute”), (ii) an agreement to purchase all of the outstanding membership interests not already owned by Medici in Pro Securities, LLC (“Pro Securities”) and (iii) an agreement to acquire all of the outstanding stock of TraderField Securities Inc. (“TraderField”), each of which was under common control with Cirrus Technology. SpeedRoute and Pro Securities are each privately-held registered broker dealers, and these acquisitions are subject to conditions, including satisfaction of all applicable regulatory requirements, which we have sought. The aggregate consideration to be paid for the interests to be acquired in SpeedRoute and Pro Securities is expected to be shares of Overstock common stock having a market value of approximately $600,000 as measured based on the average of the ten-day closing price of our stock preceding the day of closing. For accounting purposes, the fair value of these shares will be based on the price of our stock on the day of closing. We also have the right to pay any or all of the purchase price for these entities in cash if the ten-day closing price average is less than $18.00. We anticipate closing on these transactions during the quarter ending December 31, 2015, subject to regulatory approval.

TraderField is also a privately-held registered broker-dealer. We have not yet sought regulatory approval of the TraderField acquisition, but would be required to obtain approval prior to closing the acquisition.

4. BORROWINGS

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions of approximately $37.4 million toward the Project, which we have done. In the future, we may be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We began borrowing under the facility in October 2015.

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

At September 30, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of September 30, 2015 we had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan.

Cryptobonds

In June 2015, as part of an initial demonstration of the digital securities trading system our majority-owned subsidiary Medici is working to develop, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed digital “cryptobond” from us for $500,000 in cash. The terms of the bond include a fixed annual interest rate of 7.0%, and put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. Because we intend to redeem this bond within the next year, this bond is included in Other current liabilities in the accompanying consolidated balance sheets. The initial terms of this cryptobond were changed to match the terms of the cryptobond we issued in July 2015 described below. The impact of this change was not significant. Dr. Byrne has waived his right to receive any prepayment premium to which he would otherwise have been entitled.

In July 2015, as an additional step in demonstrating the viability of the digital securities trading system Medici is developing, we issued additional privately-placed digital cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. The debt we issued to the unaffiliated purchaser has a 7.0% annual interest rate and is subject to put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. The purchaser also has the right to require us to repurchase the debt prior to November 2, 2015 at 96.0% of the principal amount. The $5.0 million loan we made to the purchaser has a 3.0% annual interest rate, resulting in an effective net interest rate payable by us to the purchaser of the $5.0 million digital cryptobond debt of 4.0%. Both instruments have 5-year terms. The terms of our loan to the purchaser require repayment of the loan concurrently with the repayment of the digital cryptobond debt, whether at maturity or pursuant to the exercise of the put or call features. We issued the $5.0 million digital cryptobond debt for the purpose of further demonstrating the viability of the digital securities trading system Medici is developing, and made the offsetting loan to the purchaser in order to demonstrate the trading system without the complications of a normal financing and to reduce the borrowing cost. We have the right and intention to offset any amount owed between us and the purchaser. We intend to repay the digital cryptobond debt sometime after November 1, 2015, but prior to December 31, 2015, and will offset that repayment with our $5.0 million loan. At that time, we will amortize all of the unamortized debt issuance costs, and will incur the 5.0% cost associated with our right to put the debt to the holder. The cryptobond debt to our Chief Executive Officer and to the unaffiliated purchaser approximates fair value.

At September 30, 2015, the digital cryptobond and our loan back to the cryptobond purchaser are presented net in the accompanying consolidated balance sheets as follows (in thousands):

				Gross amounts not offset in the balance sheet
Description	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
Cryptobonds	$5,000	$(5,000)	$—	$—	$—	$—

U.S. Bank letters of credit

At September 30, 2015 and December 31, 2014, letters of credit totaling $505,000 and $580,000 respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2015, $1.0 million was outstanding and $4.0 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital leases

During the nine months ended September 30, 2015, and the year ended December 31, 2014, we entered into capital lease arrangements of computer equipment for $362,000 and $325,000, respectively. These arrangements will expire in 2017. In order to obtain discounted pricing, we prepaid the entire $362,000 and $325,000 shortly after entering into the respective agreements. As such, we had no future payment obligations under capital leases at September 30, 2015 or December 31, 2014.

Fixed assets included assets under capital leases of $4.9 million and $4.7 million and accumulated depreciation related to assets under capital leases of $3.4 million and $2.8 million, respectively, at September 30, 2015 and December 31, 2014. Depreciation expense of assets recorded under capital leases was $218,000 and $188,000, for the three months ended September 30, 2015 and 2014, respectively and $632,000 and $518,000, for the nine months ended September 30, 2015 and 2014, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of September 30, 2015, are as follows (in thousands):

Payments due by period
2015 (remainder)	$3,004
2016	10,233
2017	5,890
2018	5,498
2019	5,331
Thereafter	28,521
$58,477

Rental expense for operating leases totaled $3.1 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively, and $9.4 million and $8.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Minimum future payments under the naming rights agreement as of September 30, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$—
2016	1,391
$1,391

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of September 30, 2015, are as follows (in thousands):

Payments due by period:
2015 (remainder)	$609
2016	2,118
$2,727

Legal Proceedings and Contingencies

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and also in the original complaint and by later amendment, against 8 other defendant banks. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. Owing to its bankruptcy filing in 2008, we elected not to pursue our claims against one of the defendants. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. Following this settlement, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America

Securities LLC, the terms of which are confidential, and dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The Court of Appeal issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of the Merrill Lynch Defendants, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case has been remitted to the Court of Appeal, and subsequently to the trial court for final trial preparation and trial of our claims against the Merrill Lynch Defendants. On June 9, 2015 we filed suit against the Goldman Defendants in the Superior Court of New Jersey, County of Hudson alleging inter alia violations of New Jersey’s RICO statute (the “New Jersey Action”). On June 10, 2015 we settled the New Jersey Action. We intend to continue to pursue claims against the Merrill Lynch Defendants and expect the trial to commence in the first half of 2016.

On September 23, 2009, SpeedTrack, Inc. sued us along with 27 other defendants in the United States District Court in the Northern District of California. We are alleged to have infringed a patent covering search and categorization software. We believe that certain third party vendors of products and services sold to us are contractually obligated to indemnify us in this action. On November 11, 2009, the parties stipulated to stay all proceedings in the case until resolution of a reexamination of the patent in question; and also until separately filed infringement actions against other retailers resulted either in judgment or dismissal. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However no estimate of the loss or range of loss can be made. We intend to vigorously defend this action and pursue our indemnification rights with our vendors.

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

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, libel and slander. The suit relates to alleged representations about Nazerali found on the website deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other individuals on deepcapture.com. We are vigorously defending the action. The trial of the matter recently concluded; however, the judgment of the Court has not yet been rendered. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French’s complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorneys' fees and costs. We, along with others, have filed motions to dismiss the case and are waiting on the court to rule. The case is in its discovery stages. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

On September 18, 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of Revenue, for the period. The nature of the loss contingencies relating to the assessment is described above. We do not believe that we had nexus in Washington during that period and we intend to vigorously contest this administrative action.

We establish liabilities when a particular contingency is probable and estimable. At September 30, 2015, we have accrued $12.7 million in light of these probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three and nine months ended September 30, 2015, the Compensation Committee of the Board of Directors approved grants of 1,000 and 236,350 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At September 30, 2015, there were 361,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three and nine months ended September 30, 2015 was $20.98 and $24.71, respectively.

Stock-based compensation expense related to restricted stock awards was $839,000 and $998,000 during the three months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014 stock-based compensation expense related to restricted stock awards was $2.6 million and $2.9 million, respectively.

The following table summarizes restricted stock award activity during the nine months ended September 30, 2015 (in thousands):

	Nine months ended September 30, 2015
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	578	$16.70
Granted at fair value	236	24.71
Vested	(378)	12.34
Forfeited	(75)	24.40
Outstanding—end of period	361	$24.84

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three and nine months ended September 30, 2015 and 2014. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit. The table below summarizes information about reportable segments for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	Direct	Partner	Total	Direct	Partner	Total
2015
Revenue, net	$33,621	$357,590	$391,211	$104,184	$1,073,384	$1,177,568
Cost of goods sold	31,989	286,771	318,760	95,751	860,272	956,023
Gross profit	$1,632	$70,819	$72,451	$8,433	$213,112	$221,545
Operating expenses			75,822			218,990
Interest and other income, net			739			2,576
(Benefit) provision for income taxes			(15)			3,774
Consolidated net (loss) income			$(2,617)			$1,357

2014
Revenue, net	$33,592	$319,399	$352,991	$104,854	$921,889	$1,026,743
Cost of goods sold	29,385	256,548	285,933	91,955	741,109	833,064
Gross profit	$4,207	$62,851	$67,058	$12,899	$180,780	$193,679
Operating expenses			64,703			183,464
Interest and other (expense) income, net			(325)			717
Provision for income taxes			413			3,436
Consolidated net income			$1,617			$7,496

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

For the three and nine months ended September 30, 2015 and 2014, substantially all of our sales revenues were attributable to customers in the United States. At September 30, 2015 and December 31, 2014, substantially all of our fixed assets were located in the United States.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Note Regarding Forward-Looking Statements

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

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Overstock Fulfillment Services and Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our Farmers Market offerings;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•
our plans and expectations regarding our recently-announced acquisition of the assets and operations of a financial technology company and our agreements to acquire three registered broker dealers affiliated with the fintech business;

•
our expectations about our project to develop a system for the trading of digital securities and other future businesses, innovations and projects and the anticipated functionality and results of operations of them;

•	our expectations regarding our recent private offering of cryptobonds;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions, including our expectations about our anticipated appeal of the Droplets verdict against us;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•
our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business, including the assessment we recently received from the Department of Revenue of the State of Washington;

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

•	our expectations regarding the costs and benefits of shifting our offerings from coupons to rewards for our Club O members;

•	our belief that we and our partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our belief that our sales through other ecommerce marketplace channels will be successful and will become an important part of our business; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.

Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

•	changes in U.S. and global economic conditions and consumer spending;

•	any downturn in the U.S. housing industry;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping or making payments online or via mobile apps;

•	any failure to maintain our existing relationships or build new relationships with partners on acceptable terms;

•	any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•	any difficulties we may have with the quality or safety of the products we offer;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers;

•	problems with cyber security or data breaches or Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

•
problems with or affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors or any difficulties we may have maintaining compliance with the rules of the credit card processors;

•
any problems we may encounter as a result of the implementation in the U.S. of the EMV (Europay, MasterCard and Visa) standards for credit cards, which generally became effective in the U.S. in October 2015, including any problems that may result from any increase in online fraud as a result of the implementation of the EMV standards;

•
problems with or affecting the facility where substantially all of our computer and communications hardware is located or any other problems that result in the unavailability of our Website or reduced performance of our transaction systems;

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

•
any environmental or other difficulties we may encounter relating to the real estate we recently purchased, the design and construction of an office campus on that property to serve as our corporate headquarters, our financing of a substantial portion of the costs of designing and constructing the office campus and headquarters or of the interest rate swaps we entered into in connection with the financing, of financing it after construction, or the transition from our current facilities to the new facilities;

•
any difficulties we may encounter in connection with Overstock Fulfillment Services or Supplier Oasis or our efforts to provide multi-channel fulfillment services, our Farmers Market offerings, our insurance product offerings, our consumer finance offerings or other businesses or product or service offerings outside of our main shopping website offerings;

•	any difficulties we may encounter as a result of our reliance on third parties that we do not control for the performance of critical functions material to our business;

•	any difficulties we may encounter in connection with the rapid shift of ecommerce and online payments to mobile and multi-channel commerce and payments;

•
the extent to which we owe income or sales taxes or other types of taxes or are required to collect sales taxes or report sales or to modify our business model in order to avoid being required to collect sales taxes or report sales or avoid the application of other types of taxes;

•
any difficulties we may encounter as a consequence of accepting or holding bitcoins or other cryptocurrencies, whether as a result of regulatory, tax or other legal issues, technological issues, value fluctuations, lack of widespread adoption of bitcoins or other cryptocurrencies as an acceptable medium of exchange or otherwise;

•
increasing competition, including competition from well-established competitors including Amazon.com, competition from competitors based in China or elsewhere, competition from companies willing to incur substantial losses in order to build market share, and from others including competitors with business models that may include delivery capabilities that we may be unable to match;

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

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of our recently-announced acquisition of the assets and operations of a financial technology company and our agreements to acquire three registered broker dealers affiliated with the fintech business;

•
technical, operational, regulatory or other difficulties we may encounter in connection with Medici's efforts to create a system for the trading of digital securities, or with the operation of Medici's system, which began on a limited trial basis during Q2 2015 with a privately-placed sale of $500,000 principal amount of our cryptobonds to our CEO Dr. Patrick Byrne in exchange for cash and a subsequent sale of $5.0 million to an unaffiliated third party in July 2015;

•
difficulties Medici may encounter with its proposed system for the trading of digital securities due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems, most of which may have substantially greater financial and technical resources than Medici does;

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

•	risks that the amount of deferred tax assets we consider realizable could be reduced if estimates of future taxable income during the carryforward period are reduced; and

•	the other risks described in this report or in our other public filings.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Investor Relations section of our main website www.overstock.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Internet Website and the information contained therein or connected thereto are not a part of or incorporated into this Quarterly Report on Form 10-Q.

Overview

We are an online retailer offering price-competitive brand name and non-brand name merchandise, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, electronics and computers, and sporting goods, among other products and services. Our Farmers Market offers delivery of local, farm-fresh food to our customers. Our Worldstock Fair Trade store offers products from artisans in emerging regions around the world, and our Main Street Revolution store offers products from small U.S.-based entrepreneurs. We also use our technology to provide a nationwide free pet adoptions service. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website” or our “website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites. In late 2014, we began working on an initiative to develop a digital securities trading system through our tØ subsidiary. In Q3 2015, we entered into agreements to acquire the assets and operations of a financial technology business, and entered into agreements to acquire three small registered broker dealers as part of these initiatives.

Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. Our Website and our mobile app offer our customers an opportunity to shop for bargains conveniently, while offering our suppliers an alternative inventory liquidation or sales channel. We continually add new, and sometimes limited, inventory to our Website. We seek to compete primarily with low prices, a wide assortment, particularly of furniture and home furnishings, and outstanding customer service. We sell products primarily in the United States.

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

Revenues in Q3 2015 increased 11% compared to Q3 2014. The growth in revenue was primarily due to a 9% increase in orders, coupled with a 2% increase in average order size, from $180 to $183. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products becomes fully realized. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

We are experiencing some slowing of our overall revenue growth which we believe is due in part to changes that Google made in its natural search engine algorithms, to which we are responding. While we work to adapt to Google’s changes, we are increasing our emphasis on other marketing channels, such as sponsored search and display ad marketing, which are generating revenue growth but with higher associated marketing expenses than natural search.

We also believe that an industry-wide decline in market demand in non-home categories began this summer and spread to the home category at the end of the summer home buying season.

Our Club O loyalty program is becoming increasingly significant to our revenues and we believe the long-term value of Club O members is significantly higher to us than non-Club O members. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O paid membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In Q3 2015, we transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long-term, but we have experienced some difficulties with the transition, and in the short-term it is slowing our revenue growth as customers become accustomed to this change. We are continuing to test and refine our approach in this transition.

Gross profit in Q3 2015 increased 8% compared to Q3 2014 primarily as a result of revenue growth. Gross margin decreased to 18.5% in Q3 2015 compared to 19.0% in Q3 2014. The decrease in gross margin was primarily due to increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 7.2% to 7.7% during Q3 2015 as compared to Q3 2014, primarily due to increased spending in the sponsored search and display ad marketing channels, in part in response to changes we believe that Google made in its natural search engine algorithms.

As a result of these factors, we had a 2% increase in Contribution in Q3 2015 compared to Q3 2014 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 10.8% for Q3 2015 and 11.8% for Q3 2014.

Technology expenses in Q3 2015 increased $2.9 million compared to Q3 2014, primarily due to an increase in depreciation of $1.7 million and an increase in staff-related costs of $835,000.

General and administrative expense in Q3 2015 increased $3.6 million compared to Q3 2014, primarily due to an increase of $1.7 million in legal costs, a $1.2 million increase in management consulting services, and a $406,000 increase in staff and travel related costs. These increases in general and administrative expenses include acquisition related transaction costs of $754,000.

In Q3 2015, our majority-owned subsidiary Medici (dba tØ.com) entered into agreements to acquire the assets and business of a financial technology company and three related registered broker-dealers for approximately $30.3 million as part of its initiatives to develop a digital securities trading system. Medici closed on the acquisition of one of the companies while the others remain subject to regulatory approval. We recognized $754,000 in transaction costs and $354,000 in amortization of intangibles during Q3 2015 in connection with this acquisition.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives, and through other means, which may include the addition of one or more warehouses. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, and may continue to make investments in other financial and technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete the project in 2016. We estimate that the total project will cost approximately $99 million and as of September 30, 2015 have spent approximately $41 million toward the project. In connection with this project, we entered into a loan agreement in 2014 which provides for an approximately aggregate $56 million credit facility consisting of a term loan and revolving loan facility. We began borrowing under the facility in October 2015. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(as a percentage of total net revenue)		(as a percentage of total net revenue)
Revenue, net
Direct	8.6%	9.5%	8.8%	10.2%
Partner	91.4	90.5	91.2	89.8
Total net revenue	100.0	100.0	100.0	100.0
Cost of goods sold
Direct	8.2	8.3	8.1	9.0
Partner	73.3	72.7	73.1	72.2
Total cost of goods sold	81.5	81.0	81.2	81.1
Gross profit	18.5	19.0	18.8	18.9
Operating expenses:
Sales and marketing	7.7	7.2	7.3	7.0
Technology	6.4	6.3	6.1	6.2
General and administrative	5.3	4.8	5.1	4.7
Total operating expenses	19.4	18.3	18.6	17.9
Operating income (loss)	(0.9)	0.7	0.2	1.0
Other income, (expense) net	0.2	(0.1)	0.2	0.1
Income (loss) before income taxes	(0.7)	0.6	0.4	1.1
Provision for income taxes	—	0.1	0.3	0.3
Consolidated net income (loss)	(0.7)%	0.5%	0.1%	0.7%

Comparisons of Three Months Ended September 30, 2015 to Three Months Ended September 30, 2014, and Nine Months Ended September 30, 2015 to Nine Months Ended September 30, 2014

Revenue

The following table reflects our net revenues for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue, net
Direct	$33,621	$33,592	$29	0.1%	$104,184	$104,854	$(670)	(0.6)%
Partner	357,590	319,399	38,191	12.0	1,073,384	921,889	151,495	16.4
Total revenue, net	$391,211	$352,991	$38,220	10.8%	$1,177,568	$1,026,743	$150,825	14.7%

The primary reason for increased total net revenue for the three months ended September 30, 2015, as compared to the same period in 2014, was a 9% increase in orders, coupled with a 2% increase in average order size, from $180 to $183. The primary reason for increased total net revenue for the nine months ended September 30, 2015, as compared to the same period in 2014, was a 12% increase in orders, coupled with a 4% increase in average order size, from $174 to $181. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products becomes fully realized. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. For the three months ended September 30, 2015, the total net revenue increase was partially due to decreases in the percentage of revenue we defer from orders taken but not delivered due to the timing of quarter end. For the nine months ended September 30, 2015, the total net revenue increase was partially offset by an increase in returns.

We are experiencing some slowing of our overall revenue growth which we believe is due in part to changes that Google made in its natural search engine algorithms, to which we are responding. While we work to adapt to Google’s changes, we are increasing our emphasis on other marketing channels, such as sponsored search and display ad marketing, which are generating revenue growth but with higher associated marketing expenses than natural search.

We also believe that an industry-wide decline in market demand in non-home categories began this summer and spread to the home category at the end of the summer home buying season.

Our Club O loyalty program is becoming increasingly significant to our revenues and we believe the long-term value of Club O members is significantly higher to us than non-Club O members. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O paid membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In Q3 2015, we transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long-term, but we have experienced some difficulties with the transition, and in the short-term it is slowing our revenue growth as customers become accustomed to this change. We are continuing to test and refine our approach in this transition. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

The primary reason for increased direct revenue for the three months ended September 30, 2015, as compared to the same period in 2014, was an increase in sales of home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. The primary reason for decreased direct revenue for the nine months ended September 30, 2015, as compared to the same period in 2014, was increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

The increase in partner revenue for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. The increase in partner revenue for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products, partially offset by an increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

The shift of business from direct to partner (or vice versa) is a result of the economics of each particular product offering at the time of sale and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. We believe that the mix of the business between direct and partner is consistent with our strategic objectives for our business model in the current economic environment. The trend of partner sales increasing as a percentage of our total sales has continued in recent periods. We do not know whether this trend will continue.

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

International sales were less than 2% of total net revenues for the three and nine months ended September 30, 2015 and 2014.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30, 2015
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(8,657)	$(1,157)
1	$(4,160)	$(556)
As reported	As reported	As reported
-1	$8,971	$1,163
-2	$14,842	$1,948

See “Executive Commentary” above for additional discussion regarding revenue.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price; competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue, net
Direct	$33,621	$33,592	$29	0.1%	$104,184	$104,854	$(670)	(0.6)%
Partner	357,590	319,399	38,191	12.0	1,073,384	921,889	151,495	16.4
Total net revenue	$391,211	$352,991	$38,220	10.8%	$1,177,568	$1,026,743	$150,825	14.7%
Cost of goods sold
Direct	$31,989	$29,385	$2,604	8.9%	$95,751	$91,955	$3,796	4.1%
Partner	286,771	256,548	30,223	11.8	860,272	741,109	119,163	16.1
Total cost of goods sold	$318,760	$285,933	$32,827	11.5%	$956,023	$833,064	$122,959	14.8%
Gross Profit
Direct	$1,632	$4,207	$(2,575)	(61.2)%	$8,433	$12,899	$(4,466)	(34.6)%
Partner	70,819	62,851	7,968	12.7	213,112	180,780	32,332	17.9
Total gross profit	$72,451	$67,058	$5,393	8.0%	$221,545	$193,679	$27,866	14.4%

Gross margins for the past seven quarterly periods and fiscal year ending 2014 were:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014	Q1 2015	Q2 2015	Q3 2015
Direct	13.0%	11.3%	12.5%	12.5%	12.3%	10.0%	9.3%	4.9%
Partner	19.5%	19.7%	19.7%	18.7%	19.3%	19.8%	19.9%	19.8%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%	18.9%	19.0%	18.5%

The 767 basis point decrease in direct gross margin for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily due to increased warehousing costs due to additional warehouse space, increased product costs as a percentage of revenue due to pricing initiatives, increased liquidation activities and increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions. These factors were partially offset by decreased freight costs.

The 421 basis point decrease in direct gross margin for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to increased warehousing costs due to additional warehouse space, increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, increased product costs as a percentage of revenue due to pricing initiatives and increased liquidation activities. These factors were partially offset by decreased freight costs.

The 13 basis point increase in partner gross margin for the three months ended September 30, 2015, and the 24 basis point increase in partner gross margin for the nine months ended September 30, 2015, as compared to the same periods in 2014, were primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

We do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

Cost of goods sold includes stock-based compensation expense of $52,000 and $45,000 for the three months ended September 30, 2015 and 2014, respectively, and $129,000 and $130,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Total revenue, net	$391,211	100%	$352,991	100%	$1,177,568	100%	$1,026,743	100%
Cost of goods sold
Product costs and other cost of goods sold	301,164	77%	270,219	77%	903,720	77%	786,981	77%
Fulfillment and related costs	17,596	4%	15,714	4%	52,303	4%	46,083	4%
Total cost of goods sold	318,760	81%	285,933	81%	956,023	81%	833,064	81%
Gross profit	$72,451	19%	$67,058	19%	$221,545	19%	$193,679	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three and nine months ended September 30, 2015 as compared to the same periods in 2014.

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

The following table reflects our sales and marketing expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales and marketing expenses	$30,062	$25,428	$4,634	18.2%	$86,121	$72,363	$13,758	19.0%
Sales and marketing expenses as a percent of net revenues	7.7%	7.2%			7.3%	7.0%

The 48 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily due to increased spending in the sponsored search and display ad marketing channels, in part in response to changes we believe that Google made in its natural search engine algorithms.

The 27 basis point increase in sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to increased spending in the display ad and brand advertising marketing channels, partially offset by decreased staff-related costs.

Sales and marketing expenses include stock-based compensation expense of $50,000 and $77,000 for the three months ended September 30, 2015 and 2014, respectively and $140,000 and $255,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The following table reflects our technology expenses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Technology expenses	$25,084	$22,202	$2,882	13.0%	$72,230	$63,211	$9,019	14.3%
Technology expenses as a percent of net revenues	6.4%	6.3%			6.1%	6.2%

The $2.9 million increase in technology costs for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $1.7 million and an increase in staff-related costs of $835,000.

The $9.0 million increase in technology costs for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $4.8 million, an increase in staff-related costs of $3.4 million, and increased licensing and support costs of $1.3 million.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives, and through other means, which may include the addition of one or more warehouses. As a result of these initiatives, we expect to continue to incur additional technology and G&A expenses, and may continue to make investments in other financial and technology companies. These expenses or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Technology expenses include stock-based compensation expense of $165,000 and $183,000 for the three months ended September 30, 2015 and 2014, respectfully and $491,000 and $550,000 for the nine months ended September 30, 2015 and 2014, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
General and administrative expenses	$20,676	$17,073	$3,603	21.1%	$60,639	$48,250	$12,389	25.7%
General and administrative expenses as a percent of net revenues	5.3%	4.8%			5.1%	4.7%

The $3.6 million increase in general and administrative expenses (“G&A”) for the three months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase of $1.7 million in legal costs, a $1.2 million increase in management consulting services, and a $406,000 increase in staff and travel related costs.

The $12.4 million increase in general and administrative expenses (“G&A”) for the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due to an increase of $4.3 million in staff and travel related costs, an increase in legal costs of $3.1 million, an increase in management consulting services of $3.0 million, and a $1.0 million expense for a contract termination fee.

The increases in general and administrative expenses for the three and nine months ended September 30, 2015, as compared to the same periods in 2014, include acquisition related transaction costs of $754,000.

G&A expenses include stock-based compensation expense of approximately $572,000 and $693,000 for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $2.0 million for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of goods sold - direct	$73	$61	$206	$217
Technology	5,875	4,356	16,331	11,752
General and administrative	665	284	1,290	837
Total depreciation and amortization, including internal-use software and website development	$6,613	$4,701	$17,827	$12,806

Other income

Other income (expense), net for the three months ended September 30, 2015 was $764,000 as compared to ($350,000) in 2014. The change is primarily due to increased Club O Rewards breakage of $1.2 million due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program.

Other income, net for the nine months ended September 30, 2015 was $2.5 million as compared to $633,000 in 2014. The change is primarily due to increased Club O Rewards breakage of $2.3 million due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program.

Because we recently introduced Club O Silver, and enrolled a significant number of Club O Silver members, reward dollars and resulting breakage may continue to increase as compared to prior periods.

Income taxes

Our provision for income taxes for the three months ended September 30, 2015 and 2014 was $(15,000) and $413,000, respectively. Our provision for income taxes for the nine months ended September 30, 2015 and 2014 was $3.8 million and $3.4 million, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 73.5% and 31.4%, respectively. The increase in the effective tax rate is primarily attributable to losses in separate tax-filing subsidiaries where no benefit can be recognized at this time. The increase is also attributable to certain jurisdictions where no benefit can be recognized and to an increase in the valuation allowance related to the deferred tax asset for unrealized capital losses. We have indefinitely reinvested foreign earnings of $232,000 at September 30, 2015. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use the existing deferred tax assets. We consider, among other things, our recent historical financial and operating results (three years of cumulative income, fourteen of the last fifteen quarters of profitability, and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, including the impact of any costs associated with our recent acquisition, and tax planning strategies. We perform multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, including the impact of any acquisition costs, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced.

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

The following table reflects our total net revenues for each of the quarters in 2015, 2014 and 2013 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	$398,344	$388,013	$391,211	$	N/A
2014	341,207	332,545	352,991		470,360
2013	311,994	293,204	301,426		397,593

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

As we have previously announced, we are building a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $99 million. We have spent approximately $41 million toward the project as of September 30, 2015. In 2014, we entered into a syndicated senior secured credit facility with U.S. Bank National Association and other banks which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan facility that terminates on October 24, 2017 but may be renewed with the consent of all lenders. The revolving loan facility may be used for working capital, capital expenditures and other corporate purposes, but may not be used for the construction of the headquarters. In October 2015, we received our first loan draw under the construction loan.

The actual amount of financing to be available under the construction loan facility will be limited by a loan-to-value limit of 80% based on periodic appraisals. We have the right to prepay either loan without penalty at any time. If the conditions to the conversion of the construction loan into the term loan are not satisfied in early 2017, both the construction loan and the revolver would become due immediately. This would have a material adverse effect on our liquidity. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

We are in discussions with banks regarding additional financing for equipment and furniture for our new corporate headquarters, however no definitive agreements have yet been reached.

Medici is working to demonstrate the viability of a digital securities trading system that it is developing. In June 2015, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015, we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. We intend to repay the $5.5 million in digital cryptobond debt sometime after November 1, 2015, but prior to December 31, 2015, and will offset that repayment with the proceeds of our $5.0 million loan. These transactions are described in further detail in the Borrowings - Cryptobonds section below.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At September 30, 2015, we had cash and cash equivalents of $81.3 million.

Cash flow information is as follows (in thousands):

	Nine months ended September 30,		Twelve months ended September 30,
	2015	2014	2015	2014
Cash provided by (used in):
Operating activities	$(36,400)	$(496)	$44,930	$69,365
Investing activities	(66,239)	(32,936)	(77,733)	(39,153)
Financing activities	2,266	(2,493)	1,331	(2,334)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the nine months ended September 30, 2015 and 2014, was $(79.8) million and $(33.0) million, respectively, and $(7.3) million and $32.7 million for the twelve months ended September 30, 2015 and 2014, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the nine months ended September 30, 2015 and 2014, our operating activities resulted in net cash outflows of $36.4 million and $496,000, respectively.

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

The $36.4 million of net cash used in operating activities during the nine months ended September 30, 2015 was primarily due to decreases in accounts payable of $47.3 million, accrued liabilities of $17.8 million, prepaids and other assets of $3.8 million and deferred revenue of $3.3 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2014 and a significant decline during 2015. The net cash used by operating activities during the nine months ended September 30, 2015 was partially offset by non-cash depreciation and amortization expense of $17.8 million, deferred income taxes of $3.5 million, and a decrease in inventories of $3.0 million.

The $496,000 of net cash used by operating activities during the nine months ended September 30, 2014 was due to decreases in accounts payable of $27.5 million and accrued liabilities of $3.2 million, and increase in prepaids and other assets of $3.5 million. Accounts payable increased in Q4 2013 due to increased sales and in part due to the timing of key holiday sales. In 2013, the holiday sales season began later than in previous years, and as a result some of our payments to our suppliers for holiday sales were due in January 2014 rather than in December 2013. This caused a significant increase in accounts payable during Q4 2013 and a significant decrease in accounts payable during Q1 2014. Accrued liabilities increased during Q4 2013 due to the timing of some invoices related to marketing expenses and legal matters which were paid in Q1 2014. The net cash used by operating activities during the nine months ended September 30, 2014 was partially offset by non-cash depreciation and amortization expense of $12.8 million, net income of $7.5 million, an increase in deferred revenue of $3.3 million, stock-based compensation of $2.9 million and deferred income taxes of $2.9 million.

Cash flows from investing activities

For the nine months ended September 30, 2015 investing activities resulted in net cash outflows of $66.2 million primarily due to $43.4 million of expenditures for fixed assets, $10.6 million of acquisitions of businesses, and $7.0 million in cost method investments and $5.0 million of disbursements for loans made.

For the nine months ended September 30, 2014 investing activities resulted in net cash outflows of $32.9 million and resulting primarily from expenditures for fixed assets. Included in cash outflows for expenditures of fixed assets during the nine months ended September 30, 2014 is our purchase of land for approximately $11.0 million in connection with the construction of our corporate headquarters.

Cash flows from financing activities

For the nine months ended September 30, 2015 financing activities resulted in net cash inflows of $2.3 million primarily due to $5.5 million of proceeds from the issuances of privately-placed digital cryptobonds, offset by $2.4 million of purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $2.5 million used in financing activities during the nine months ended September 30, 2014 resulted primarily from $2.3 million for the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$3,004	$10,233	$5,890	$5,498	$5,331	$28,521	$58,477
Naming rights	—	1,391	—	—	—	—	1,391
Purchase obligations	5,488	670	—	—	—	—	6,158
Technology, marketing and other services	609	2,118	—	—	—	—	2,727
Headquarters construction costs	16,422	41,782	208	—	—	—	58,412
U.S. Bank term loan payments	77	1,630	3,137	3,181	3,128	49,547	60,700
Cryptobond redemption	5,500	—	—	—	—	—	5,500
Total contractual cash obligations (1)	$31,100	$57,824	$9,235	$8,679	$8,459	$78,068	$193,365
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $45.8 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2015	2016	2017	2018	2019	Thereafter	Total
Letters of credit	$505	$—	$—	$—	$—	$—	$505

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

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at September 30, 2015. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $99 million. At September 30, 2015 we had funded approximately $41 million toward the project, including approximately $11 million we paid to purchase the land. Our obligations include payments to become due under the Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

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

Cryptobonds

During Q2 2015, as part of the digital securities trading system that Medici is developing, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015 we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. We intend to repay the $5.5 million in digital cryptobond debt sometime after November 1, 2015, but prior to December 31, 2015, and will offset that repayment with the proceeds of our $5.0 million loan. These transactions are described in further detail in the Borrowings - Cryptobonds section below.

Tax contingencies

We are involved in various tax matters, in which some of the outcomes are uncertain. As of September 30, 2015 and December 31, 2014, tax contingencies were $776,000 and $709,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax examinations in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We must satisfy a number of conditions at least 60 days prior to any funding under the Facility, including making cash contributions of approximately $37.4 million toward the Project, which we have done. In the future, we may also be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We began borrowing under the facility in October 2015.

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

At September 30, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing, and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

We had not borrowed any amounts under either the Real Estate Loan or the Revolving Loan as of September 30, 2015. We began borrowing under the Real Estate Loan in October 2015.

Cryptobonds

In June 2015, as part of an initial demonstration of the digital securities trading system our majority-owned subsidiary Medici is working to develop, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed digital “cryptobond” from us for $500,000 in cash. The terms of the bond include a fixed annual interest rate of 7.0%, and put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. Because we intend to redeem this bond within the next year, this bond is included in Other current liabilities in the accompanying consolidated balance sheets. The initial terms of this cryptobond were changed to match the terms of the cryptobond we issued in July 2015 described below. The impact of this change was not significant. Dr. Byrne has waived his right to receive any prepayment premium to which he would otherwise have been entitled.

In July 2015, as an additional step in demonstrating the viability of the digital securities trading system Medici is developing, we issued additional privately-placed digital cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. The debt we issued to the unaffiliated purchaser has a 7.0% annual interest rate and is subject to put and call rights that allow us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount, in each case at any time after November 1, 2015. The purchaser also has the right to require us to repurchase the debt prior to November 2, 2015 at 96.0% of the principal amount. The $5.0 million loan we made to the purchaser has a 3.0% annual interest rate, resulting in an effective net interest rate payable by us to the purchaser of the $5.0 million digital cryptobond debt of 4.0%. Both instruments have 5-year terms. The terms of our loan to the purchaser require repayment of the loan concurrently with the repayment of the digital cryptobond debt, whether at maturity or pursuant to the exercise of the put or call features. We issued the $5.0 million digital cryptobond debt for the purpose of further demonstrating the viability of the digital securities trading system Medici is developing, and made the offsetting loan to the purchaser in order to demonstrate the trading system without the complications of a normal financing and to reduce the borrowing cost. We have the right and intention to offset any amount owed between us and the purchaser. We intend to repay the digital cryptobond debt sometime after November 1, 2015, but prior to December 31, 2015, and will offset that repayment with the proceeds of our $5.0 million loan. At that time, we will amortize all of the unamortized debt issuance costs, and expect to incur the 5.0% cost associated with our right to put the debt to the holder.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At September 30, 2015, $1.0 million was outstanding and $4.0 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual

Report on Form 10-K for the year ended December 31, 2014, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. During Q3 2015, we acquired certain intangible assets and we used preliminary estimates in our valuations of those assets which could change significantly as we finalize their valuations. Actual results could differ materially from those estimates. There have been no other material changes to the critical accounting policies previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2014.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure which we reconcile to “Gross profit” in our consolidated statements of operations and our consolidated statements of comprehensive income (loss)) consists of gross profit less sales and marketing expense and reflects an additional way of viewing our results. Contribution Margin is Contribution as a percentage of revenues. When viewed together with our GAAP results, we believe Contribution and Contribution Margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses. Contribution and Contribution Margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Total net revenue	$391,211	100%	$352,991	100%	$1,177,568	100%	$1,026,743	100%
Cost of goods sold	318,760	81.5	285,933	81.0	956,023	81.2	833,064	81.1
Gross profit	72,451	18.5	67,058	19.0	221,545	18.8	193,679	18.9
Less: Sales and marketing expense	30,062	7.7	25,428	7.2	86,121	7.3	72,363	7.0
Contribution and contribution margin	$42,389	10.8%	$41,630	11.8%	$135,424	11.5%	$121,316	11.8%

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

	Nine months ended September 30,		Twelve months ended September 30,
	2015	2014	2015	2014
Net cash (used in) provided by operating activities	$(36,400)	$(496)	$44,930	$69,365
Expenditures for fixed assets, including internal-use software and website development	(43,381)	(32,544)	(52,183)	(36,641)
Free cash flow	$(79,781)	$(33,040)	$(7,253)	$32,724

Government Regulation

     Our main business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce and other services. Existing and future laws and regulations may result in increasing expense and may impede our growth. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, information reporting requirements, the design and operation of websites, and the characteristics and quality of products and services. New state tax regulations in states where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements. In addition, it is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce and digital content. Laws and regulations may diminish the demand for our products and services and increase our cost of doing business. Certain of our services are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that could impose additional compliance burdens on us. These consumer protection laws could result in substantial compliance costs.

     In addition, the broker-dealers that Medici recently agreed to acquire are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Broker-dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Part II - Item 1A - “Risk Factors - We have entered into agreements to acquire registered broker-dealers, which are subject to extensive regulation.”

     Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.

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

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. To date we have not made any repurchases under this program. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase common stock. Any sale of additional equity or convertible debt securities could be dilutive to our stockholders. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the interest rate swaps described below and elsewhere in this Quarterly Report on Form 10-Q, we do not use derivative financial instruments in our investment portfolio, and we have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, current notes payable and long-term obligations. We consider investments in highly-liquid instruments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At September 30, 2015 we had no amounts outstanding under the Real Estate Loan, and the notional amount of the swaps was $3.6 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At September 30, 2015 we recognized swap liabilities in the amount of $2.8 million. The change in fair value of our swaps for the nine months ended September 30, 2015 was a loss of $1.8 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At September 30, 2015, we had $81.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $813,000 on our earnings or loss, or the cash flows of these instruments.

At September 30, 2015, we had assets consisting of investments in precious metals totaling $10.2 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $102,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At September 30, 2015, letters of credit totaling $505,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $5,050 on our earnings or loss if the letters of credit were fully drawn.

At September 30, 2015, we had cryptocurrency-denominated assets totaling $208,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,080 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business or have a material adverse effect on us or on our business (or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could have a material adverse effect on the market price of our securities. These are not the only risks we face.

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

We depend on our relationships with independent partners for substantially all of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At September 30, 2015, we had relationships with approximately 3,674 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 91% of our net revenues for the three and nine months ended September 30, 2015. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

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

Our business depends on our Website, our mobile app, our network infrastructure and transaction-processing systems.

As an e-commerce company, we are completely dependent on our infrastructure. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could substantially reduce our ability to conduct our business. If our Website or our mobile app or any of the many systems necessary to support the operation of either of them fail at any time to operate well and quickly enough to satisfy a potential customer, we may quickly lose the opportunity to convert that potential customer into an actual or regular customer. We use internally and externally developed systems for our Website, our mobile app and our transaction processing systems, including personalization databases used for internal analytics, recommendations and order verifications. We have experienced periodic systems interruptions due to server failure and power failure in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Our business and the various technologies necessary to support our business change rapidly, and we must upgrade our infrastructure virtually continuously. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. For example, in June 2015, UPS announced that it will discontinue offering discounts for its customers on oversize packages during the holiday season. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us on terms we find acceptable, whether as a result of labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, unexpectedly high shipping volumes, an increase in shipping rates, or for any other reason, we may be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers, if such alternatives were available. If under such circumstances there were no alternatives available, we may be forced to accept fulfillment services which may have an adverse effect on our customers' satisfaction with us, which may materially increase our shipping costs, or both. Conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can also have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, the absence of fulfillment services or carrier availability, or increases in the shipping rates of our current fulfillment service or carrier providers could have a material adverse effect on our business.

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

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes. When this occurs, our financial results may suffer from reduced revenues and from increased marketing expenses, as we believe we have experienced during 2015 and some prior periods, as we seek to replace lost revenues by using other sources.

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

We depend on effective marketing and high customer traffic. We have many initiatives in this area, and often change our advertising and marketing programs. The results of our advertising and marketing programs vary. If we are unable to develop, implement and maintain effective and efficient advertising and marketing programs, it could have a material adverse effect on our business.

Our business relies heavily on email, and reduced utilization of email in general and any restrictions on the sending of commercial email could have a material adverse effect our business.

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If a significant portion of our target customers no longer utilize email, or we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Changes in webmail applications’ organization or prioritization of email could reduce the number of potential customers opening our email. For example, email inbox organization or prioritization features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could have a material adverse effect on our business.

We are experimenting with reductions in the number of coupons we offer to our customers and with increases in the amount of Club O Rewards we offer to Club O members, which may have adversely affected our revenue growth and may continue to do so.

Although our business has historically relied heavily on email and coupons to generate sales, we are experimenting with reductions in our coupon marketing and are attempting to substitute increased Club O Rewards for a portion of our coupon marketing. We believe that the changes we have made recently have adversely affected our revenue growth. We are continuing to attempt to increase the attractiveness of our Club O offerings, but have not yet achieved the results we are seeking, and there can be no assurance that we will be able to do so. If we are unable to generate sales from Club O members at rates equal to or better than the rates we were generating through our coupon marketing to non-Club O members, our revenue growth could be adversely affected or reversed, and our business, financial condition and operating results could be materially adversely affected.

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

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, it would have a material adverse effect on our business.

Our servers and the servers of our suppliers may also be vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including denial-of-service attacks. We may need to expend significant resources to protect against attacks or security breaches or to address problems caused by attacks or breaches. Any attack or breach involving us or persons with whom we have commercial relationships, that results in the unauthorized release of our users’ personal information, could damage our reputation and expose us to claims and litigation and could have a material adverse effect on our business.

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

The types, coverage, or the amounts of any insurance coverage we may carry from time to time may not be adequate to compensate us for any losses we may actually incur in the operation of our business. Further, any insurance we may desire to purchase may not be available to us on terms we find acceptable or at all. We are not indemnified by all of our suppliers, and any indemnification rights we may have may not be enforceable or adequate to cover actual losses we may incur as a result of our sales of their products. Actual losses for which we are not insured or indemnified, or which exceed our insurance coverage or the capacity of our indemnitors or our ability to enforce our indemnity agreements, could have a material adverse effect on our business.

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including AliExpress (part of the Alibaba Group), Amazon.com, eBay, and Rakuten.com (formerly Buy.com);

•	private sale sites such as Gilt Groupe and Rue La La;

•	online specialty retailers such as Blue Nile, Bluefly, Jet.com, Wayfair, Zappos.com, and Zulily;

•	furniture specialists including Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco Wholesale Corporation, Crate and Barrel, Ethan Allen, Home Depot, HomeGoods, IKEA, J.C. Penny Company, Kirkland's, Kohl's, Lands' End, Lowes, Macy’s, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Sears Holding Corporation, T.J. Maxx, Target Corporation, Wal-Mart and Williams-Sonoma, all of which also have an online presence; and

•liquidation e-tailers such as SmartBargains;

We expect the online retail market to become even more competitive as traditional and online retailers continue to develop and improve services that compete with our services. Many traditional manufacturers and retailers have added or improved their e-commerce offerings, and we expect that more will do so and that they will all continue to improve their offerings. Traditional and predominantly online retailers may create proprietary, store-based distribution and returns channels that we may be unable to match. Competitive pressures, including same-day delivery capabilities, from any of our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could have a material adverse effect on our business.

Further, from time to time we may make competitive pricing, service, marketing, business development or other decisions that could harm our business. When we modify our business, or enter a new line of businesses, we generally face competition from numerous large established businesses, many of which may specialize in the type of business we are attempting to enter. For example, our Supplier Oasis Fulfillment Services faces substantial competition from third party logistics providers as well as from Amazon and eBay and other e-commerce service providers having substantially greater experience and resources than we have. We are currently offering insurance products, and as such face competition from large established businesses with substantially more experience than we have. In the past we have entered the online auctions, car listing and real estate listing businesses in which we compete or competed with large established businesses including eBay, Inc., and AutoTrader.com, Inc. We no longer offer online auctions services or real estate listing services.

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

Other states have enacted forms of economic taxes to which we may be subject. We have been subject to and in the past contested an audit by one such state of an economic tax assessment and settled the audit demand by payment of a diminished assessment without penalty or interest. In Q3 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of Revenue, for the period. If we were ultimately held liable for all or substantially all of the amounts assessed against us by the Washington Department of Revenue, or for any large claims by any other states or their revenue departments, it would have a material adverse effect on our business.

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

The Internet and the online commerce industry are changing rapidly. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce businesses. If we fail to do so, we may lose customers. If competitors introduce new products or services using new technologies or if new industry standards and practices emerge, our Website, our mobile app and our proprietary technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our Website, our mobile app, our infrastructure and the numerous systems we use to process customers’ orders and payments and to perform important related functions could have a material adverse effect on our business.

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

Acquisitions we make will increase costs and regulatory and integration risks.

From time to time we acquire other businesses. Integrating an acquired business involves a number of risks and financial, managerial and operational challenges. The acquisition of a business and the integration of a business requires us to allocate significant management time and attention to the matter. We have incurred significant expenses in connection with acquisitions we have made recently, and may incur additional expenses in connection with those acquisitions or in connection with other acqusitions we may make in the future. Our overall profitability would be adversely affected if our investments and expenses associated with any investments we have made or may make in the future are not matched or exceeded by the revenues that are derived from such investment or growth. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Our foreign brand domain name may cause confusion.

In 2010, we undertook an effort to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, we continue to use the O.co address and brand outside of the United States and plan to use it or another domain address and brand domestically as well. There is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets or that other domain addresses or brands we may use domestically will be successful. Any such difficulties with any of our brands could have a material adverse effect on our business.

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

To the extent we generate international sales transactions in the future, any negative impact on our international operations could negatively impact our business. To date, most of our international sales have been denominated in U.S. dollars, and we have not had significant foreign currency risk on those sales. However, in the future, gains and losses on the conversion of foreign payments into U. S. dollars may contribute to fluctuations in our results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross profit percentages from non-dollar-denominated international sales. Additionally, penalties for non-compliance with laws applicable to international business and trade, including the U.S. Foreign Corrupt Practices Act, or laws governing or prohibiting the use of cryptocurrencies, could have a material adverse effect on our business.

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Individual EU member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

In October 2015 the European Court of Justice overturned the European Commission's long-standing decision finding that the privacy principles of the EU-U.S. safe harbor provide an adequate level of protection of the data of EU citizens. We have relied on the safe harbor in order to receive personal information from the EU to enable us to provide goods and services to our customers and users in the EU, process payments, maintain customer and user accounts, personalize and improve the functionality of our website, and to take other actions in connection with these activities. If the safe harbor is not reinstated, or if we are unable to comply with any successor safe harbor or equivalent, we could be required to make costly changes to our business and could be required to avoid sales in some countries. The occurrence of any of the foregoing could have an adverse effect on our business.

In addition, various federal, state and foreign legislative and regulatory bodies, or self-regulatory organizations, may expand current laws or regulations, enact new laws or regulations or issue revised rules or guidance regarding privacy, data protection and consumer protection.

A subsidiary of Medici has acquired the assets and business of a financial technology company and Medici has entered into agreements to acquire registered broker-dealers; Medici does not have any experience with the operation of a fintech company or of a registered broker-dealer, and the businesses that Medici intends to pursue are novel.

In August 2015 Medici acquired the assets and business of a financial technology company and entered into agreements to acquire three registered broker-dealers (the “BDs” or our “broker-dealer subsidiaries”) that were affiliated with the fintech company. In connection with Medici’s acquisition of the assets of the fintech company, Medici intends to hire all or substantially all of the employees of the fintech company. However, Medici does not otherwise have any experience with the operation of a fintech company or of a registered broker-dealer, and will be dependent upon the new employees for the expertise necessary to operate the fintech company and the registered broker dealers. Further, Medici’s plans for the fintech company and the broker-dealers include the expansion of Medici’s business plans regarding the creation of a novel system for the trading of digital securities as well as a novel system to provide short sellers of publicly-traded securities with evidence of their identification of securities available to borrow. All of these are areas in which we do not have substantial, or any, experience, and all of them are subject to the risks of new and novel businesses, including operational risk, financial risk, regulatory and legal risk, and reputational risk.

Medici’s efforts to create a system for the trading of digital securities is in an area in which it has limited experience, and the project may be expensive and is subject to the resolution of significant technical, legal and regulatory constraints and other risks.

Our majority-owned subsidiary Medici is working to create a digital system for the trading of securities. Although Medici has hired employees with significant experience in the technical workings of cryptocurrencies and distributed ledgers, and has been involved in our issuance of privately-placed bonds tracked on a distributed ledger as initial tests of an early version of the digital securities trading system, the types of projects Medici is now pursuing are novel and Medici does not have significant experience with them. These projects may be expensive, and are subject to substantial risk that they may ultimately be unsuccessful. The creation of a digital system for the trading of securities is subject to the resolution of technical, legal and regulatory constraints. Further, even assuming the resolution of all technical, legal and regulatory constraints, Medici faces the risks that it may be unable to market, license or sell its technology successfully or profitably. Any significant problems Medici encounters with these projects could have a material adverse effect on our business.

Medici’s efforts to create a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to borrow is in an area in which it has limited or no experience, and the project may be expensive and is subject to the resolution of significant technical, legal and regulatory constraints and other risks.

Our majority-owned subsidiary Medici and its minority-owned subsidiary Pro Securities, LLC are working to create a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to borrow. Although Medici has conducted limited initial tests, this project is novel and Medici has limited or no experience in this area. This project may be expensive, and is subject to substantial risk that it may ultimately be unsuccessful. The creation of this system is subject to the satisfaction of technical, legal and regulatory requirements. Further, even assuming the resolution of all technical, legal and regulatory constraints, Medici faces the risks that it may be unable to market, license or sell its technology successfully or profitably. Any significant problems Medici encounters with this project could have a material adverse effect on our business.

Medici has entered into agreements to acquire registered broker-dealers, which are subject to extensive regulation.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. The broker-dealers Medici intends to acquire are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members of the Financial Industry Regulatory Authority (“FINRA”) and other SROs. They are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members.

The regulations applicable to broker-dealers depend in part on the nature of the business conducted by the broker-dealer, and generally cover all aspects of the securities business, including, among other things, sales practices, fee arrangements, disclosures to clients, capital adequacy, use and safekeeping of clients’ funds and securities, recordkeeping and reporting and the qualification and conduct of officers, employees and independent contractors. As part of this regulatory scheme, broker-dealers are subject to regular and special examinations by the SEC and FINRA intended to determine their compliance with securities laws, regulations and rules. Following an examination’s conclusion, a broker-dealer may receive a deficiency letter identifying potential compliance or supervisory weaknesses or rule violations which the firm must address.

The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Any such proceeding against any of the broker-dealers that Medici intends to acquire, or any of their associated persons, could harm our reputation, cause us to lose clients or fail to gain new clients and have a material adverse effect on our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. The SEC, FINRA and other governmental authorities and SROs have increased their scrutiny of potential conflicts of interest. We will adopt and regularly review and update, policies, procedures and controls designed to address or limit actual or perceived conflicts, but there can be no assurance of the effectiveness of these protocols. Addressing conflicts of interest adequately is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to identify and successfully manage these conflicts of interest. The development and implementation of policies, procedures and controls to address or limit actual or perceived conflicts may also result in increased costs. Failure to identify and successfully manage conflicts of interest procedures could subject the broker-dealers or Medici or us to disciplinary sanctions or litigation or could harm our reputation.

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) mandates that financial institutions, including broker-dealers and investment advisers, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Failure to comply with AML requirements could subject the broker-dealers and/or us to disciplinary sanctions and other penalties.

Financial services firms must also comply with applicable privacy and data protection laws and regulations. Any violations of laws and regulations relating to the safeguarding of private information could subject the broker-dealers and/or us to fines and penalties, as well as to civil action by affected parties.

Our ability to comply with applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While we have adopted policies and procedures we believe are reasonably designed to comply with applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to our past or future compliance with applicable regulations.

We have purchased land to build a facility to serve as our future headquarters, and consequently have environmental and other risks, and may incur environmental expense and liabilities, in connection with the project, and under the environmental indemnity agreement we entered into in connection with our credit facility.

In the third quarter of 2014, we purchased land in Salt Lake City, Utah in preparation for our construction of our future headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to our purchase. As purchaser of the property, O.com Land, LLC is required to follow certain requirements of the CERCLA statute and the consent decree governing remediation of the Site. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters weare building. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business.

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

At September 30, 2015, we had no indebtedness for borrowed money except for the principal and accrued interest on $5.5 million aggregate principal amount of bonds we issued as privately-placed digital bonds or "cryptobonds" as an initial test of the digital securities trading system we are working to develop. However, we expect to incur substantial indebtedness under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks, and we expect to incur substantial additional indebtedness in connection with the completion of our headquarters. In addition, we may incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our Board has authorized a stock repurchase program and repurchases under the program would reduce our liquidity.

In May, 2015, our Board authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. Any such repurchases would reduce our liquidity and could increase our vulnerability to industry downturns and competitive pressures. A material decrease in our liquidity could have a material adverse effect on our business.

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

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We will have to ensure that the reporting, accounting, records maintenance and other systems in place at the fintech company we recently acquired and at the broker dealers we recently agreed to acquire are compliant and adequate. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

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

At September 30, 2015 our investment in precious metals was $10.2 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At September 30, 2015, our accumulated deficit was $166.5 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011, and we incurred a net loss of $2.1 million during Q3 2015. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. We periodically implement large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure, and are in the process of integrating infrastructure relating to the fintech company we recently acquired and the broker-dealers we recently agreed to acquire. We are also in the process of constructing a facility to serve as our corporate headquarters. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of expenditures on our infrastructure and headquarters, our ability to reduce our expenditures is and will be limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our business could have a material adverse effect on our business.

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

If the products that we offer do not reflect our customers’ tastes and preferences, our sales and profit margins would decrease.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2015, the Company issued 908,364 shares of its common stock, $0.0001 par value, in an unregistered transaction. The shares were issued on August 26, 2015 as part of the consideration paid pursuant to an Asset Purchase Agreement dated as of August 26, 2015 by and between Cirrus Technologies, LLC and Cirrus Services LLC, a wholly owned subsidiary of Medici, Inc., a majority-owned subsidiary of the Company. The consideration received (in exchange for the shares and approximately $11 million in cash, reflecting an aggregate consideration paid for the assets of approximately $30.3 million) consisted of all or substantially all of the assets of Cirrus Technologies, LLC. The shares were issued to the equityholders and and debtholders of Cirrus Technologies, LLC at the instruction of Cirrus Technologies, LLC pursuant to the exemption from registration provided by Rule 506(b) promulgated under the Securities Act of 1933, as amended. The facts relied upon to establish the exemption were the facts certified to the Company by each of the persons who received shares in the private placement regarding the status of each as either (i) an “accredited investor” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act, or (ii) a person who had either alone or with his or her purchaser representative, if any, such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risks of an investment in the shares, as well as the facts certified to the Company by the purchaser representative for persons who utilized a purchaser representative. Concurrently with the issuance, the Company entered into a registration rights agreement relating to the shares issued, and on September 25, 2015 the Company filed a registration statement for the re-sale of the shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
	2.1	Asset Purchase Agreement by and between Cirrus Technologies, LLC, as Seller, and Cirrus Services LLC, as Buyer, dated as of August 26, 2015.*
	2.2	Pro Securities, LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015.*
	2.3	SpeedRoute LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015.*
	2.4	TraderField Securities, Inc. Stock Purchase Agreement by and between Joseph Cammarata, as Seller, and Medici, Inc., as Buyer, dated as of August 26, 2015.*
2.5
Registration Rights Agreement by and among Overstock.com, Inc., and each of the holders listed on Schedule I thereto dated August 26, 2015 (incorporated by reference to exhibit 4.2 to our registration statement on Form S-3 filed September 25, 2015 (File No. 333-207141)).

	3.1	Amendment No. 1 to the Amended and Restated Bylaws of Overstock.com, Inc. (incorporated by reference to exhibit 3.1 to our report on Form 8-K filed November 3, 2015 (File No. 000-49799)).
	3.2	Composite Amended and Restated Bylaws of Overstock.com, Inc. (as of October 28, 2015).
10.1
First Amendment to Construction Agreement dated July 31, 2015, by and between O.com Land, LLC and Okland Construction Company Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 4, 2015 (File No. 000-49799)).

	31.1	Exhibit 31.1 Certification of Chief Executive Officer
	31.2	Exhibit 31.2 Certification of Chief Financial Officer
	32.1	Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
	32.2	Exhibit 32.2 Section 1350 Certification of Chief Financial Officer
101
The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2015, filed with the SEC on November 9, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

___________________________________________
*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2015	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management