Form 10-K
period 2015-12-31
OVERSTOCK.COM, INC
filed 2016-03-08
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                        to

Commission file number: 000-49799

OVERSTOCK.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0634302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6350 South 3000 East Salt Lake City, Utah	84121
(Address of principal executive offices)	(Zip code)

(801) 947-3100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	Nasdaq Global Market

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act). Yes ☐  No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second quarter (June 30, 2015), was approximately $274.3 million based upon the last sales price reported by Nasdaq. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.
There were 25,294,179 shares of the Registrant’s common stock, par value $0.0001, outstanding on March 1, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2016 Annual Stockholders
Meeting, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

O, Overstock.com, O.com, O.co, Club O, Main Street Revolution, Worldstock and OVillage are registered trademarks of Overstock.com, Inc. O.biz and Space Shift are also trademarks of Overstock.com, Inc. Other service marks, trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

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

•
our future operating and financial results, including any projections of revenue, profits or losses, contribution, technology expense, general and administrative expense, cash flow, capital expenditures or other financial measures or amounts or non-GAAP financial measures or amounts or anticipated changes in any of them;

•	our plans and expectations regarding our design and construction of an office campus in Salt Lake City to serve as our corporate headquarters;

•	our beliefs and expectations regarding the adequacy of our office and warehouse facilities and our anticipated transition from our current facilities to our anticipated new facilities;

•
our expectations regarding the benefits and risks of the Construction Agreement and related agreements we entered into in connection with our construction of our planned corporate headquarters and of the credit facility we entered into for the purpose of, among other things, financing a portion of the costs of that construction;

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

•	the effects of government regulation;

•	our plans for international markets, our expectations for our international sales efforts and the anticipated results of our international operations;

•	our plans and expectations regarding Overstock Fulfillment Services and Supplier Oasis and our efforts to provide multi-channel fulfillment services;

•	our plans and expectations regarding our insurance product offerings and consumer finance offerings;

•	our plans and expectations regarding our recent acquisition of the assets and operations of a financial technology company and two registered broker dealers affiliated with the fintech business;

•
our expectations about our majority owned subsidiary Medici and its project to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses, innovations and projects and the anticipated functionality and results of operations of each of them;

•	our plans for further changes to our business;

•	our beliefs regarding current or future litigation or regulatory actions;

•	our beliefs regarding the costs and benefits of our “spend and defend” policy under which we generally refuse to settle abusive patent suits brought against us;

•
our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including the assessments we recently received from the Department of Revenue of the State of Washington;

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

•
our expectations regarding the costs and benefits of our other businesses, innovations and projects including our new and used car listing service, our Worldstock Fair Trade offerings, our Main Street Revolution offerings and our ecommerce marketplace channel offerings;

•
our expectations regarding the costs and benefits of various programs we offer, including Club O and programs pursuant to which we offer free or discounted participation in Club O or other programs we offer to members of the United States Armed Forces and/or to full-time, post-secondary students or others, and including our community site and our public service pet adoption program;

•	our expectations regarding the costs and benefits of transitioning some of our marketing efforts from coupons to rewards for our Club O members;

•	our belief that we and our partners will be able to maintain inventory levels at appropriate levels despite the seasonal nature of our business;

•	our belief that our sales through other ecommerce marketplace channels will be successful and will become an important part of our business; and

•	our belief that we can successfully offer and sell a constantly changing mix of products and services.
Further, in some cases, you can identify forward-looking statements by terminology such as may, will, could, should, likely, expect, plan, seek, intend, anticipate, project, believe, estimate, predict, potential, goal, strategy, future or continue, the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those contemplated by forward-looking statements for a variety of reasons, including among others:

•	changes in U.S. and global economic conditions and consumer spending;

•	any downturn in the U.S. housing industry;

•	world events;

•	the rate of growth of the Internet and online commerce, and the occurrence of any event that would discourage or prevent consumers from shopping online or via mobile apps;

•	any failure to maintain our existing relationships or build new relationships with partners on acceptable terms;

•	any difficulties we may encounter maintaining optimal levels of product quality and selection or in attracting sufficient consumer interest in our product offerings;

•	any difficulties we may have with the quality or safety of the products we offer;

•	modifications we may make to our business model from time to time, including aspects relating to our product mix and the mix of direct/partner sourcing of the products we offer;

•	the mix of products purchased by our customers;

•	any problems we may have with cyber security or data breaches or Internet or other infrastructure or communications impairment problems or the costs of preventing or responding to any such problems;

•
any problems with or affecting our credit card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the credit card processors or any difficulties we may have maintaining compliance with the rules of the credit card processors;

•
any problems we may encounter as a result of the implementation in the U.S. of the EMV (Europay, MasterCard and Visa) standards for credit cards, which generally became effective in the U.S. in 2015, including any problems that may result from any increase in online fraud as a result of the implementation of the EMV standards;

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

•
any environmental or other difficulties we may encounter relating to the real estate we recently purchased, the design and construction of an office campus on that property to serve as our corporate headquarters, our financing of a substantial portion of the costs of designing and constructing the office campus and headquarters or of the interest rate swaps we entered into in connection with the financing of it, of financing it after construction, or the transition from our current facilities to the new facilities;

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

•	difficulties with the management of our growth and any periods in which we fail to grow in accordance with our plans;

•	fluctuations in our operating results;

•	difficulties we may encounter in connection with our international efforts;

•	difficulties we may encounter in connection with our efforts to offer additional types of services to our customers, including insurance products and consumer financing;

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of the assets and operations of a financial technology company and two registered broker dealers affiliated with the fintech business that we recently acquired;

•
technical, operational, regulatory or other difficulties we may encounter in connection with Medici's efforts to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses, or with the operation of Medici's system;

•
difficulties Medici may encounter with its fintech and crypto software products and intellectual property including proprietary blockchain software due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems;

•	the outcomes of legal proceedings, investigations and claims, including the outcome of the judgment obtained by the District Attorneys of a number of California counties as described in this report;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality;

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
In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Annual Report on Form 10-K in Part I, Item 1A under the caption “Risk Factors”, in Part II, Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.
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
Introduction
We are an online retailer offering a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, “Overstock,” “Overstock.com,”, “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.
Our Business
We deal primarily in price-competitive, new, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide our customers an opportunity to conveniently shop for a broad range of price-competitive products. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We provide suppliers with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. We currently offer approximately 877,000 non-BMMG products and approximately 1.1 million BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Our sales are primarily to customers located in the United States. During the years ended December 31, 2015, 2014 and 2013 no single customer accounted for more than 1% of our total net revenue.
Direct business
Our direct business includes sales made to individual consumers and businesses, from our owned inventory, and that are generally fulfilled from our warehouses. During the year ended December 31, 2015, approximately 8% of our order volume was generated through our direct business. Our warehouses primarily fulfill orders from our direct business, but also fulfill orders on behalf of our partners through our Supplier Oasis offering described below. Our warehouses generally ship between 2,000 and 5,000 packages per day and up to approximately 16,000 packages per day during peak periods.
Partner business
For our partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 3,700 third parties who supply approximately 870,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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
Other offerings
We offer additional products or services that may complement our primary offerings, but are not significant to our revenues. These include:

•	Medici, doing business as tØ.com, through which we have developed various fintech and crypto software products and intellectual property, including proprietary blockchain software;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•
Main Street Revolution, a store within our Website that features products from small businesses across the United States who offer their products using our national marketing and distribution channels;

•	Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into our distribution network;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Farmers Market, a tab within our Website where our customers can order locally grown fresh produce and other food products;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

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
Products
Our Website Shopping section is organized into product and service lines or featured categories, including: For the Home, Furniture, Bed & Bath, Women, Men, Jewelry, Watches, Health & Beauty, Electronics, Worldstock, Sports & Outdoors, Craft & Sewing, Luggage & Bags, Baby, Kids, Toys & Hobbies, Books Movies Music Games, Office, Pet Supplier, Liquidations, Farmers Market, As Seen on TV, Emergency Preparedness, Food & Gifts, Main Street Revolution, Pet Adoption, and Sales. From time to time, as the number of products and services and product or featured categories change, we may reorganize our departments and/or categories to better reflect our current product offerings.

For the years ended December 31, 2015, 2014 and 2013, the percentages of sales contributed by similar classes of products were as follows:

Product Lines	2015	2014	2013
Home and garden(1)
Furniture	33%	32%	31%
Home decor	19%	18%	17%
Other	25%	24%	24%
Total home and garden	77%	74%	72%
Jewelry, watches, clothing and accessories	11%	12%	13%
BMMG, electronics and computers	3%	4%	4%
Other	9%	10%	11%
Total	100%	100%	100%
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
Technology
We use our internally developed Website and a combination of proprietary technologies and commercially available licensed technologies and solutions to support our operations. We use the services of multiple telecommunications companies to obtain connectivity to the Internet. Currently, our primary computer infrastructure is located in a co-location facility in Utah. We also have other data centers which we use for backups, redundancy, development, testing, disaster recovery, and our corporate systems infrastructure.
Competition
Internet retail is intensely competitive and has relatively low barriers to entry. We believe that competition in this industry is based predominantly on:

•	price;

•	product quality and assortment;

•	shopping convenience;

•	website organization and load speed;

•	order processing and fulfillment;

•	order delivery time;

•	customer service;

•	website functionality on mobile devices;

•	brand recognition; and

•	brand reputation.
We compete with other online retailers, traditional retailers and liquidation "brokers," some of which may specifically adopt our methods and target our customers. We currently or potentially compete with a variety of companies that can be divided into several broad categories:

•	online discount general retailers;

•	online private sale sites;

•	online specialty retailers;

•	liquidation e-tailers; and

•	traditional general merchandise and specialty retailers and liquidators, many of which have a significant online presence.
Many of our current and potential competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Further, any of them may enter into strategic or commercial relationships with larger, more established and well-financed companies, including exclusive distribution arrangements with our vendors or service suppliers that could deny us access to key products or needed services, or acquisitions of our suppliers or service providers, having the same effect. Many of them do or could devote greater resources to marketing and promotional campaigns and devote substantially more resources to their website and systems development than we do. Many have supply chain operations that decrease product shipping times to their customers, or have options for in-store product pick-up options or allow in-store returns and offer other delivery and returns options that we do not have. New technologies and the continued enhancement of existing technologies and developments in related areas, such as same-day product deliveries and the development of proprietary delivery systems, are also increasing competitive pressures on us. Our competitors include Amazon.com, Inc and Wayfair LLC. We cannot ensure that we will be able to compete successfully against current or future competitors or address increased competitive pressures (see Item 1A—"Risk Factors").
Seasonality
Our business is affected by seasonality because of the holiday retail season, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 29.0%, 31.4% and 30.5% of our annual revenue during the fourth quarter of 2015, 2014, and 2013, respectively.
Financial Information about Business Segments and Geographic Areas
See Item 15 of Part IV, "Financial Statements"—Note 20. Business Segments for information regarding our business segments and geographical areas.
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

For further information, see the information set forth under Item 15 of Part IV, "Financial Statements"—Note 12. Commitments and Contingencies, Legal Proceedings, contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
Government Regulation
Our main business is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, e-commerce and other services. Existing and future laws and regulations may result in increasing expense and may adversely affect our business. These regulations and laws may cover taxation, privacy, data protection, pricing, content, copyrights, distribution, supply chain monitoring and transparency, mobile communications, electronic device certification, electronic waste, energy consumption, environmental regulation, electronic contracts and other communications, competition, consumer protection, information reporting requirements, the design and operation of websites, and the characteristics and quality of products and services. New state tax regulations in states where we do not now collect state and local taxes may subject us to the obligation to collect and remit state and local taxes, or subject us to additional state and local sales and income taxes, or to requirements intended to assist states with their tax collection efforts. New legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes or tax collection obligations could have an adverse effect on us. Further, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements. In addition, it is not clear how existing laws governing issues such as property ownership, libel, and personal privacy apply to the Internet, e-commerce and digital content. Laws and regulations may diminish the demand for our products and services and increase our cost of doing business. Certain of our services are subject to federal and state consumer protection laws, including laws protecting the privacy of consumer information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, advance notice of any changes to our policies and, with limited exceptions, we must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Further, the growth and demand for online commerce could result in more stringent consumer protection laws that could impose additional compliance burdens on us. These consumer protection laws could result in substantial compliance costs.

In addition, the broker-dealers that Medici recently acquired are subject to additional extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. Broker-dealers are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members. See Item 1A - “Risk Factors - Medici has acquired registered broker-dealers, which are subject to extensive regulation.”

Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, data transfer across borders, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties.
Employees
At December 31, 2015, we had approximately 1,900 full-time employees. We seasonally augment our workforce with temporary employees during our fourth quarter to handle increased workload in both our warehouse and customer service operations. We have never had a work stoppage, and none of our employees are represented by a labor union. We consider our employee relationships to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers and other technical staff.
Executive Officers of the Registrant
The following persons were executive officers of Overstock as of March 1, 2016:

Executive Officers	Age	Position
Patrick M. Byrne	53	Chief Executive Officer and Director
Stormy D. Simon	47	President and Director
Mitch L. Edwards	57	Senior Vice President and General Counsel
Robert P. Hughes	56	Senior Vice President, Finance and Risk Management
Carter P. Lee	46	Senior Vice President, Technology
Natalie Malaszenko	37	Senior Vice President, Marketing
Sam "Saum" Noursalehi	36	Senior Vice President
Brian L. Popelka	49	Senior Vice President, Customer and People Care
Alec S. Wilkins	38	Senior Vice President, Product Development and Chief Architect

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
Mr. Mitch L. Edwards has served as our Senior Vice President and General Counsel since joining Overstock in July 2015. Prior to joining Overstock, Mr. Edwards worked as a consultant for Tofana Partners from 2013 to 2015. Prior to his position at Tofana, Mr. Edwards held the position of CFO and General Counsel for Razer, Inc. from 2012 to 2013. Prior to working for Razer, Mr. Edwards served as CFO and General Counsel from 2010 to 2012 for Skullcandy. Mr. Edwards holds a Juris Doctorate from Stanford Law School and received an International Business Law Degree from Oxford University. Mr. Edwards also holds a bachelor's degree in Economics from Brigham Young University.
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
Ms. Natalie Malaszenko joined us as our Senior Vice President, Marketing, in September 2015. Before joining Overstock, Ms. Malaszenko most recently served as the Vice President, Marketing and Digital Strategy, for Omni Hotels & Resorts since 2013. Prior to this, Ms. Malaszenko held leadership positions including Vice President, Global Digital Marketing for Hewlett-Packard after joining them in 2011, and Director of eCommerce for PETCO Animal Supplies after joining them in 2008. Ms. Malaszenko also served as the head of Global Operations for Dell, Inc.'s Communities and Conversations organization after joining them in 2006. Ms. Malaszenko holds a bachelor's degree in Psychology/Cognitive Neuroscience from the University of New Mexico.
Mr. Saum Noursalehi has served as a Senior Vice President since February 2015 in roles in our OLabs (a research and development group within the company), Marketing and Product Development departments. Mr. Noursalehi previously served as Vice President of OLabs and as Vice President of new product development. Prior to his appointment as a Vice President, Mr. Noursalehi was the Company’s senior director of website, mobile and search engine optimization. Mr. Noursalehi has been with Overstock since 2005. Prior to joining Overstock Mr. Noursalehi worked as a software developer. Mr. Noursalehi holds a bachelor's degree in Computer Science from the University of Utah.

Mr. Brian L. Popelka has served as our Senior Vice President, Customer and People Care since June 2013. Mr. Popelka previously served as Vice President of Customer Care. Since joining Overstock in 2002, Mr. Popelka has held several positions including the director of Books, Media, Movies and Games Department, and was the manager of the Business-to-Business Department. Mr. Popelka holds a bachelor's degree in Journalism, Broadcasting, Film and History from the University of Nebraska in Lincoln.
Mr. Alec S. Wilkins has served as our Senior Vice President, Product Development and Chief Architect since August 2015 after previously serving as our Vice President of Application Development beginning in July 2013. Mr. Wilkins founded WildBeard Technologies and served as a consultant for them beginning in June 2010. Mr. Wilkins attended the University of Utah.
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

ITEM 1A. RISK FACTORS

Please consider the following risk factors carefully. If any one or more of the following risks were to occur, it could have a material adverse effect on our business, prospects, financial condition and results of operations, and the market price of our securities could decrease significantly. Statements below to the effect that an event could or would harm our business (or have an adverse effect on our business or similar statements) mean that the event could or would have a material adverse effect on our business, prospects, financial condition and results of operations, which in turn could or would have a material adverse effect on the market price of our securities. Although we have organized the risk factors below under headings to make them easier to read, many of the risks we face involve more than one type of risk. Consequently you should read all of the risk factors below carefully before making any decision to acquire or hold our securities.

Risks Related to Our Business and Industry - Infrastructure, Cyber Security, Data Breach and Related Risks

Our business depends on our Website, our mobile app, our network infrastructure and transaction-processing systems.

As an e-commerce company, we are completely dependent on our infrastructure and on the availability and reliability of the Internet and related systems. Any system interruption that results in the unavailability of our Website or our mobile app or reduced performance of our transaction systems could interrupt or substantially reduce our ability to conduct our business. If our Website or our mobile app or any of the many systems necessary to support the operation of either of them fail at any time to operate well and quickly enough to satisfy a potential customer, we may quickly lose the opportunity to convert that potential customer into an actual or regular customer. We have experienced periodic systems interruptions due to server failure, power failure and intentional cyber attacks in the past, which we expect will continue to occur from time to time. We have also experienced and may continue to experience temporary capacity constraints due to sharply increased traffic during sales or other promotions and during the holiday shopping season. Capacity constraints can cause system disruptions, slower response times, delayed page presentation, degradation in levels of customer service and other problems. In the past we have also experienced difficulties with our infrastructure upgrades. Our business and the various technologies necessary to support our business change rapidly, and we must upgrade our infrastructure virtually continuously. Any future difficulties with our transaction processing systems or difficulties upgrading, expanding or integrating aspects of our systems may cause system disruptions, slower response times, and degradation in levels of customer service, additional expense, impaired quality and speed of order fulfillment or other problems. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Our business is entirely dependent on the secure operation of our Website and systems as well as the operation of the Internet generally. Our business involves the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, and to resulting claims and litigation. We have been subjected to a variety of cyber attacks, including denial of service attacks in which attackers attempt to block customers’ access to our Website. If we are unable to defend against a denial of service attack or other types of attacks for any significant period, we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our customers, our suppliers, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend. If an actual or perceived attack or breach of our security occurs, customer and/or supplier perception of the effectiveness of our security measures could be harmed and we could lose customers, suppliers or both. Actual or anticipated attacks and risks may cause us to incur substantial and increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Our dependence on credit or debit card payments increases our risks.

Most of our customers use credit cards to pay for their purchases. Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if there is no compromise of customer information, we could incur significant fines, higher transaction costs or lose our ability to give customers the option of using payment cards. If we were unable to accept payment cards, it would have a material adverse effect on our business.

Cyber-attacks affecting our partners, suppliers, delivery services or other service providers could adversely affect us.

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

Risks Related to Our Business and Industry - Competition

We face intense competition and may not be able to compete successfully against existing or future competitors.

The online retail market is rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. We currently compete with numerous competitors, including:

•	online retailers with or without discount departments, including AliExpress (part of the Alibaba Group), Amazon.com, eBay, and Rakuten.com (formerly Buy.com);

•	online specialty retailers such as Blue Nile, Bluefly, Jet.com, Wayfair, Zappos.com, and Zulily;

•	private sale sites such as Groupon, Living Social and Rue La La;

•	furniture specialists including Ashley Furniture, Bob’s Discount Furniture, Havertys, Raymour & Flanigan and Rooms To Go;

•
traditional general merchandise and specialty retailers and liquidators including Barnes and Noble, Bed, Bath & Beyond, Best Buy, Costco Wholesale Corporation, Crate and Barrel, Ethan Allen, Gilt, Home Depot, HomeGoods, Hudson's Bay Company, IKEA, J.C. Penny Company, Kirkland's, Kohl's, Lands' End, Lowes, Macy’s, Nordstrom, Pier 1 Imports, Pottery Barn, Restoration Hardware, Ross Stores, Saks Fifth Avenue, Sears Holding Corporation, T.J. Maxx, Target Corporation, Wal-Mart and Williams-Sonoma, all of which also have an online presence; and

•	liquidation e-tailers such as SmartBargains.

The intense and increasing competition we face from a wide variety of competitors, many of which have substantially greater resources than we do, and some of which are willing to incur losses in order to increase revenues, may result in our pricing of products or services below prices at which we can make a profit, may cause us to lose sales entirely, and may have a material adverse effect on our business.

Our competitors are rapidly developing a wide variety of services and other offerings, and we may be unable to provide more competitive offerings.

The online retail market has become far more competitive as traditional and online retailers continue to develop and improve services that compete with our services. Many traditional manufacturers and retailers have added or improved their e-commerce offerings, and we expect that more will do so and that they will all continue to improve their offerings. Traditional and predominantly online retailers may create proprietary, store-based distribution and returns channels that we may be unable to match, and may also be able to create their own traditional distribution and delivery services. Competitive pressures, including same-day delivery capabilities, from any of our competitors, many of whom have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do, could have a material adverse effect on our business.

In addition to the types of retailers described above, we are competing with specialty firms in several areas, many of which focus exclusively or primarily on the business in which we are competing.

In addition to the types of retailers described above, in many areas we face competition from numerous other businesses, many of which may specialize in the type of business in which we are competing. Our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. We face the risk that potential furniture and other customers will choose traditional retailers where they can physically examine products prior to purchase. Our Supplier Oasis service faces substantial competition from third party logistics providers as well as from Amazon and eBay and other e-commerce service providers having substantially greater experience and resources than we have. We are currently offering insurance products, and as such face competition from small and large established businesses with substantially more experience.

Our majority-owned subsidiary Medici, Inc. is competing with a rapidly-growing group of companies in the financial industry as well as new entrants with significant resources from venture capital firms and other funding sources.

Our majority-owned subsidiary Medici, Inc., d/b/a tØ.com, is competing against a variety of companies with substantially greater financial resources and experience in financial technology than Medici has. The number of competitors in this area and the resources being devoted to the area by competitors are growing rapidly. We may be unable to compete successfully against these competitors or others that may not yet have publicly announced their business plans in this area.

Risks Related to Our Business and Industry - Dependence on Third Parties

As an e-commerce company, we depend on a number of other companies to perform functions critical to our ability to deliver products to our customers and to perform many of the related functions.

Our goal is to provide our customers with quality products at the best prices possible, while also providing our customers with a very high level of service. In our efforts to accomplish this, we depend on a number of other companies to perform functions critical to our ability to deliver products to our customers and to perform many of the related functions. Our business model involves a number of material risks related to our dependence on other companies, as described below.

We depend on our relationships with independent partners for substantially all of the products that we offer for sale on our Website. If we fail to maintain these relationships, our business will suffer.

At December 31, 2015, we had relationships with approximately 3,700 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 92% of our net revenues for the year ended December 31, 2015. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

We depend on our partners to perform critical services regarding the products that we offer.

In general, we agree to offer the partners’ products on our Website and these partners agree to conduct a number of other traditional retail operations such as maintaining inventory, preparing merchandise for shipment to our customers and delivering purchased merchandise on a timely basis. We have no ability to ensure that these third parties will continue to perform these services to our satisfaction or on terms we or our customers consider reasonable. In addition, because we do not take possession of these fulfillment partners’ products (other than on the return of such products), we are generally unable to fulfill these traditional retail operations ourselves. If our customers become dissatisfied with the services provided by these third parties, our business and reputation and brand would suffer, which could have a material adverse effect on our business.

We depend upon third party fulfillment and delivery services to fulfill and deliver products to our customers on a timely and consistent basis. Deterioration in our relationship with any one of these third parties could decrease our ability to track shipments, cause shipment delays, and increase our shipping costs and the number of damaged products.

We rely upon third party fulfillment and delivery providers for the shipment of products to customers. We cannot be sure that these relationships will continue on terms we find acceptable, or at all. Increases in shipping or fulfillment costs or delivery times, particularly during the holiday season, could harm our business. For example, in June 2015, UPS announced that it would discontinue offering discounts for its customers on oversize packages during the holiday season. If our relationships with these third parties are terminated or impaired or if these third parties are unable to deliver products for us on terms we find acceptable, whether as a result of adverse weather conditions, labor shortage, slow down or stoppage, deteriorating financial or business condition, fulfillment facilities impairment, terrorist attacks, cyber-attacks, Internet or other infrastructure or communications impairment, natural disasters, unexpectedly high shipping volumes, an increase in shipping rates, or for any other reason, we may be required to use alternative fulfillment service providers or carriers for the shipment of products to our customers, if such alternatives were available. If under such circumstances there were no alternatives available, we may be forced to accept fulfillment services which may have an adverse effect on our customers' satisfaction with us, which may materially increase our shipping costs, or both. Conditions such as adverse weather or natural disasters can prevent any carrier from performing its delivery services, which can also have an adverse effect on our customers’ satisfaction with us. In any of these circumstances, we may be unable to engage alternative fulfillment services or carriers on a timely basis, upon terms we find acceptable, or at all. Changing fulfillment services or carriers, the absence of fulfillment services or carrier availability, or increases in the shipping rates of our current fulfillment service or carrier providers could have a material adverse effect on our business.

We depend upon our credit card processors and payment card associations.

Our customers primarily use credit cards to buy from us. We are dependent upon our credit card processors to process the sales transactions and remit the proceeds to us. The credit card processors have the right to withhold funds otherwise payable to us to establish or increase reserves based on their assessment of the inherent risks of credit card processing and their assessment of the risks of processing our customers’ credit cards at any time, and have done so from time to time in the past. We are also subject to payment card associations’ operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments. In addition, events affecting our payment card processors, including cyber-attacks, Internet or other infrastructure or communications impairment or other events that could interrupt the normal operation of the payment card processors, could have a material adverse effect on our business.

We rely upon paid and natural search engines including Google, Bing, and Yahoo! to rank our product offerings.

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo! See “Risks Related to Our Business and Industry - Marketing Risks - We rely upon paid and natural search engines including Google, Bing, and Yahoo! to rank our product offerings. Our financial results may suffer if search engines change their ranking algorithms and our product offerings are ranked lower, and we may at times be subject to ranking penalties if the operators of search engines believe we are not in compliance with their guidelines,” below.

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

Risks Related to Our Business and Industry - Marketing Risks

Our business depends on effective marketing, and we change our advertising and marketing programs often.

We depend on effective marketing and high customer traffic. We have many initiatives in this area, and often change our advertising and marketing programs. The results of our advertising and marketing programs vary. We constantly evaluate where we spend marketing dollars. From time to time, certain competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site for a time. If we are unable to develop, implement and maintain effective and efficient advertising and marketing programs, it could have a material adverse effect on our business.

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

Rules and guidelines of these natural search engine companies govern our participation on their sites and how we share relevant Internet information that may be considered or incorporated into the algorithms used by these sites. If these rules and guidelines change, or if we fail to present, or improperly present, our site information for use by natural search engine companies, or if any of these natural search engine companies determine that we have violated their rules or guidelines, as Google did in 2011, or if others improperly present our site information to these search engine companies, we may fail to achieve an optimum ranking in natural search engine listing results, or we may be penalized in a way that could harm our business.

In addition, large marketplace websites and sites which aggregate marketplace sellers with a large product selection are becoming increasingly popular, and we may not be able to place our products on these sites to take advantage of their internal search platforms. Further, some shoppers may begin their searches at a competitor's website, and may not utilize traditional search engines at all. Our inability to place products on or access these sites may have a material adverse effect on our business.

Our business relies heavily on email, and reduced utilization of email in general and any restrictions on the sending of commercial email could have a material adverse effect our business.

We depend on email to promote our site and offerings. We provide daily emails to potential customers about our offerings, and email promotions are an important part of our marketing and help generate a substantial portion of our net revenue. If a significant portion of our target customers no longer utilize email, or if we are unable to effectively deliver email to our potential customers, our business, financial condition and operating results would be harmed. Changes in webmail applications’ organization or prioritization of email could reduce the number of potential customers opening our email. For example, email inbox organization or prioritization features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails. Anything, including legal or regulatory restrictions, that blocks, imposes restrictions on or imposes charges for the delivery of email could also harm our business. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could have a material adverse effect on our business.

We are experimenting with reductions in the number of coupons we offer to our customers and with increases in the amount of Club O Rewards we offer to Club O members, which may have adversely affected our revenue growth and may continue to do so.

Although our business has historically relied heavily on coupons to generate sales, we are experimenting with reductions in our coupon marketing and are attempting to substitute increased Club O Rewards for a portion of our coupon marketing. We believe that the changes we have made recently have adversely affected our revenue growth. We are continuing to attempt to increase the attractiveness of our Club O offerings, but have not yet achieved the results we are seeking, and there can be no assurance that we will be able to do so. If we are unable to generate sales from Club O members at rates equal to or better than the rates we were generating through our coupon marketing to non-Club O members, our revenue growth could be adversely affected or reversed, and our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business and Industry - Fraud Risks

Credit card fraud and our response to it could adversely affect our business.

We routinely receive orders placed with fraudulent credit card data. If we fail to adequately control fraudulent credit card transactions it could reduce our net revenues and our gross profit or cause credit card or payment system companies to disallow their cards’ use for customer payments on our website. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, claims against us for these transactions could harm our business, prospects, financial condition and results of operation. Further, to the extent that our efforts to prevent fraudulent orders result in our inadvertent refusal to fill legitimate orders, we would lose the benefit of legitimate potential sales and risk the alienation of legitimate customers. The occurrence of any of the foregoing could have a material adverse effect on our business.

Implementation of the EMV credit card standards in the U.S. during 2015 may increase fraud efforts against U.S. online retailers, including us.
Credit card issuers in the United States began replacing traditional credit cards with credit cards meeting the EMV (Europay, MasterCard and Visa) standards during 2015. Cards meeting the EMV standards contain a chip which makes the cards more difficult to counterfeit than the traditional magnetic stripe-only cards widely used in the U.S. However, to the extent that the EMV standards make card-duplication fraud more difficult, the new standards may drive more fraud efforts against online retailers, including us. Consequently, as an online retailer, we may be subject to increasing levels of fraudulent orders and other types of criminal activities. Increased levels of fraud and other criminal activities could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Certain Specific Risks

We have a history of significant losses. If we do not maintain profitability, our financial condition and our stock price could suffer.

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At December 31, 2015, our accumulated deficit was $166.4 million. We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011, and we incurred a net loss of $2.1 million during Q3 2015. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

If we fail to accurately forecast our expenses and revenues, our business, prospects, financial condition and results of operations may suffer and the price of our securities may decline.

The rapidly evolving nature of our industry and the constantly evolving nature of our business make forecasting operating results difficult. We periodically implement large, complex and expensive infrastructure upgrades in order to increase our ability to handle larger volumes of sales and to develop or increase our ability to perform a variety of analytical procedures relating to our business. We are continuing to upgrade and further expand these and other components of our infrastructure, and are in the process of integrating infrastructure relating to the fintech company and broker-dealers we recently acquired. We are also in the process of constructing a facility to serve as our corporate headquarters. In the past, we have experienced difficulties with upgrades of our infrastructure, and have incurred increased expenses as a result of these difficulties. As a result of expenditures on our infrastructure and headquarters, our ability to reduce our expenditures is and will be limited. Therefore, any significant shortfall in the revenues for which we have built and are continuing to build our business could have a material adverse effect on our business.

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

We allow our customers to return products, subject to our returns policies. If merchandise returns are high, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, and policies intended to reduce the number of product returns may result in customer dissatisfaction and/or fewer repeat customers. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

If the products that we offer do not reflect our customers’ tastes and preferences, our sales and profit margins would suffer.

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

In order to obtain future revenue growth and sustain profitability, we must attract and retain customers on cost-effective terms.

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

Risks Related to Our Business and Industry - Tax and Regulatory Risks

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our Website, or that we should pay commercial activity taxes, our business could be harmed.

We do not currently collect sales or other similar taxes on sales of goods into states where we have no duty to do so under federal court decisions construing applicable constitutional law. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us because we are engaged in online commerce, even though to do so would be contrary to existing court decisions. The future location of our fulfillment or customer service centers networks, or any other operation, service contracts with third parties located in another state, channel distribution arrangements or other agreements with third party sellers, or any act that may be deemed by a state to have established a physical presence in states where we are not now present, may result in additional sales and other tax obligations. New York and other states have passed so-called “Internet affiliate advertising” statutes, which require a remote seller, regardless of whether it has any physical presence in the state, to collect state sales tax if the remote seller contracted for advertising services with an Internet advertiser in that state. In New York and states passing similar laws, we have terminated our use of locally based Internet advertisers. Many other states currently have passed similar laws and others have legislative proposals under consideration. We may discontinue valuable marketing through the use of affiliates based in those states, or we may begin to collect taxes in those states. In either event, or if one or more states or any foreign country where we do not or did not collect sales or other taxes successfully asserts that we should do so or have done so, it could have a material adverse effect on our business.

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

Other states have enacted forms of economic taxes to which we may be subject. We have been subject to and in the past contested an audit by one such state of an economic tax assessment and settled the audit demand by payment of a diminished assessment without penalty or interest. In Q3 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of Revenue, for the period. We also recently received an additional Tax Assessment for the period of June 2015 through November 2015 in the amount of approximately $2.5 million in taxes, interest and/or penalties. If we were ultimately held liable for all or substantially all of the amounts assessed against us by the Washington Department of Revenue, or for any large claims by any other states or their revenue departments, it would have a material adverse effect on our business.

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

We are subject to regulation at the federal, state and international levels, including regulation relating to privacy, security, retention, transfer and use of personal user information and telemarketing laws. Increasing regulation, along with increased governmental or private enforcement, may increase the cost of our business. Compliance with existing and new privacy and security laws may be difficult and costly and may further restrict our ability to collect demographic and personal information from users, which could harm our marketing efforts, and could require us to implement new and potentially costly processes, procedures and/or protective measures. The expansion of these and other laws, both in terms of their number and their applicability to the Internet could also harm our business. Many laws, adopted prior to the advent of the Internet, do not contemplate or address the unique issues raised thereby. Consequently, courts or regulators may apply these laws to Internet commerce in ways that may present difficult or impossible compliance challenges. Laws that do reference the Internet generally remain subject to interpretation by the courts and their applicability and reach are therefore not always clear. Moreover, Internet advances and innovations may result in new questions about the applicability and reach of these laws. Additionally, laws governing the permissible contents of products may adversely affect us, and we are subject to federal and state consumer laws, including those governing advertising, product labeling, product content requirements and product safety. The laws may cause us to incur losses for any non-compliant items in our inventory, or which we may previously have sold. We may be subject to claims related to personal injury, death, environmental or property damage. We have in the past and may from time to time be required to participate in product recalls. We may incur expense in connection with any of the foregoing or other matters or actions which may not be covered, in whole, in part or at all, by any liability insurance we may carry. These current and future laws and regulations could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Macroeconomic Risks

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

Risks Related to Our Business and Industry - Risks of Changes in the Industry and in Our Business Generally

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

From time to time we acquire other businesses. Integrating an acquired business involves a number of risks and financial, managerial and operational challenges. The acquisition of a business and the integration of a business requires us to allocate significant management time and attention to the matter. We have incurred significant expenses in connection with acquisitions we have made recently, and may incur additional expenses in connection with those acquisitions or in connection with other acquisitions we may make in the future. Our overall profitability would be adversely affected if our investments and expenses associated with any investments we have made or may make in the future are not matched or exceeded by the revenues that are derived from such investment or growth. Further, acquisitions may also create a need for additional accounting, tax, compliance, documentation, risk management and internal control procedures, and may require us to hire additional personnel to implement, perform and/or monitor such procedures. To the extent our procedures are not adequate to appropriately implement, perform and/or monitor all necessary procedures relating to any new or expanded business, we could be exposed to a material loss or regulatory sanction.

Risks Related to Our Business and Industry - International Risks

We are attempting to expand our international business, which may cause our business to become increasingly susceptible to numerous risks and challenges that could affect our profitability.

We sell products in international markets, and are attempting to expand into some of these markets. International sales and transactions, and our efforts to expand them, are subject to inherent risks and challenges that could adversely affect our profitability, including:

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

Foreign data protection, privacy and other laws and regulations are often more restrictive than those in the United States. The European Union, for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the United States. Individual EU member countries have discretion with respect to their interpretation and implementation of these laws and the penalties for breach and have their own regulators with differing attitudes towards enforcement, which results in varying privacy standards and enforcement risk from country to country. Legislation and regulation in the European Union and some EU member states require companies to give specific types of notice and in some cases seek consent from consumers before using their data for certain purposes, including some marketing activities. In the majority of EU member countries, consent must be obtained prior to setting cookies or other tracking technologies. Outside of the European Union, there are many countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency. Many of these laws may require consent from consumers for the use of data for various purposes, including marketing, which may reduce our ability to market our products, unless we obtain consent from customers in a manner that complies with the laws of each country. In addition, even if we initially receive such consent, many countries have laws in place that allow consumers to revoke their consent. This imposes multiple obligations around tracking, auditing, and updating consumer consents, as well as the activities that required the consent, such as marketing. There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations as we continue our international expansion. We may need to change and limit the way we use consumer information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, which may adversely affect our business and financial condition.

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

Our foreign brand domain name may cause confusion.

In 2010, we attempted to associate our brand globally with the domain address: www.O.co. We did this in part because in many foreign markets the word “Overstock” lacked a good foreign cognate. Following a period of testing for the O.co brand and domain address, we returned to the Overstock.com name as our primary brand domestically because domestic consumer acceptance did not occur as quickly as we had hoped. While we have returned domestically to the Overstock.com brand and principal domain address, we continue to use the O.co address and brand outside of the United States and plan to use it or another domain address and brand domestically as well. There is no assurance that the use of Overstock.com or O.co will gain acceptance or have success in foreign markets or that other domain addresses or brands we may use domestically will be successful. Any such difficulties with any of our brands could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Risks relating to our Future Headquarters

We have purchased land to build a facility to serve as our future headquarters, and consequently have environmental and other risks, and may incur environmental expense and liabilities, in connection with the project, and under the environmental indemnity agreement we entered into in connection with our credit facility.

In the third quarter of 2014, we purchased land in Salt Lake City, Utah in preparation for our construction of our future headquarters. In purchasing the land, we became subject to the risks of owning real estate, including the risks of environmental liabilities and the requirements for compliance with applicable laws, rules, regulations, ordinances and other requirements. The land we purchased is part of the Midvale Slat Superfund Site (“Site”), a former Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") superfund site that was remediated pursuant to CERCLA prior to our purchase. As purchaser of the property, O.com Land, LLC is required to follow certain requirements of the CERCLA statute and the consent decree governing remediation of the Site. Its failure to do so could expose us to environmental liabilities which could be material. Further, in connection with the credit facility we entered into with U.S. Bank and other banks, we entered into a broad environmental indemnity agreement pursuant to which we made detailed representations about the environmental status of the land and agreed to indemnify and defend U.S. Bank and other banks and other persons against a broad array of potential environmental claims, liabilities and exposures relating to the property we purchased and the headquarters we are building. Any such environmental liabilities, and any liabilities under the environmental indemnity agreement, could be material and could have a material adverse effect on our business.

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

In connection with the syndicated senior secured credit facility described above, we have entered into interest rate swaps with U.S. Bank and Compass Bank. The interest rate swaps are intended to manage the interest rate risk on the indebtedness we incurred in 2015 and expect to incur in 2016 for the Real Estate Loan. However, if for any reason the notional amounts of the swaps fail to substantially match our indebtedness for the Real Estate Loan at any time until the October 2023 maturity of the swaps, we could potentially be exposed to liabilities under the loan agreement that may not be substantially offset by the interest rate swap. If the lenders under the senior secured credit facility were to fail to fund the Real Estate Loan for any reason, we would remain liable for payments due under the swaps unless we were to settle the swaps. If we were to settle the swaps at a time when interest rates have fallen (relative to the swaps' inception), the price to settle the swaps could be material. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

We may fail to qualify for hedge accounting treatment.

In connection with the financing we obtained to fund a portion of the construction of our new corporate headquarters, we have entered into interest rate swap transactions with certain of our lenders intended to minimize our exposure to various interest rate risks. At inception in 2014 we designated these swaps as cash flow hedges in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. However, in the future, we may fail to qualify for hedge accounting treatment under these standards for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or if our derivative instruments are not highly effective. If we fail to qualify for hedge accounting treatment, losses on the swaps caused by the change in their fair value would be recognized as part of net income, rather than being recognized as part of other comprehensive income. Additionally, although our derivative instruments may be highly effective, ineffectiveness in such instruments would also be recognized as part of net income, rather than other comprehensive income. Any such adverse developments could result in material liabilities and expense and could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to Indebtedness and Potential Stock Repurchases

We expect to incur substantial indebtedness.

At December 31, 2015, we had incurred secured indebtedness of $9.5 million under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. We expect to incur substantial additional indebtedness under the facility in connection with the completion of our headquarters. In addition, we may incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Our Board has authorized a stock repurchase program and repurchases under the program would reduce our liquidity and increase our risks.

In May 2015 our Board authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. Any such repurchases would reduce our liquidity and could increase our vulnerability to industry downturns and competitive pressures. A material decrease in our liquidity could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to our Finance and Accounting Systems and Estimates

We may need to implement additional finance and accounting systems, procedures and controls as we grow our business and organization and to satisfy new reporting requirements.

We are required to comply with a variety of reporting, accounting and other rules and regulations. Compliance with existing requirements is expensive. We will have to ensure that the reporting, accounting, records maintenance and other systems in place at the fintech company and broker dealers we recently acquired are compliant and adequate. These and future requirements may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to our Holdings of Precious Metals, Cryptocurrencies, Cash and Short-Term Investments

We may be adversely affected by fluctuations in precious metal prices.

At December 31, 2015 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

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

We also hold bitcoin and other cryptocurrency directly. Consequently, we have exchange rate risk on the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrency we hold. In the future, we may transact in cryptocurrency directly or increase our cryptocurrency holdings. This will subject us to additional exchange risk and other risks as described above, which may have an adverse effect on our results. There is also uncertainty regarding the future legal and regulatory requirements relating to cryptocurrency or transactions utilizing cryptocurrency. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to Intellectual Property Rights and Disputes

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

Risks Related to Our Business and Industry - Risks relating to Certain Specific Businesses and Recent or Planned Changes to our Business

A subsidiary of Medici has acquired the assets and business of a financial technology company and Medici has acquired two registered broker-dealers; Medici does not have any prior experience with the operation of a fintech company or of a registered broker-dealer, and the businesses that Medici is pursuing are novel.

In August 2015, a subsidiary of Medici acquired the assets and business of a financial technology ("fintech") company and in January 2016 Medici closed the acquisitions of two registered broker-dealers (the “BDs” or our “broker-dealer subsidiaries”) that were affiliated with the fintech company. Medici subsequently hired all or substantially all of the employees of the fintech company. However, Medici does not otherwise have any experience with the operation of a fintech company or of a registered broker-dealer, and will be dependent upon the new employees for the expertise necessary to operate the fintech company and the registered broker dealers. Further, Medici, the fintech company and the broker-dealers have developed proprietary blockchain software and related expertise relating to the use of the blockchain in connection with a system for the public trading of securities. All of these are areas in which we do not have substantial, or any, experience, and all of them are subject to the risks of new and novel businesses, including operational risk, financial risk, regulatory and legal risk, and reputational risk. Further, even assuming the resolution of all technical, legal and regulatory constraints, Medici faces the risks that it may be unable to market, license or sell its technology successfully or profitably. Any significant problems Medici encounters with these projects could have a material adverse effect on our business.

Medici’s efforts to create a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to be borrowed is in an area in which it has limited or no experience, and the project may be expensive and is subject to significant technical, legal and regulatory constraints and other risks.

Our majority-owned subsidiary Medici has created a novel system able to provide short sellers of publicly-traded securities with evidence of their identification of securities available to be borrowed. Although Medici has conducted limited initial tests, this project is novel and Medici has limited or no experience in this area. The system is subject to technical, legal and regulatory requirements. Further, Medici faces the risk that it may be unable to market, license or sell its technology successfully or profitably. Any significant problems Medici encounters with this project could have a material adverse effect on our business.

Medici has acquired registered broker-dealers, which are subject to extensive regulation.

Broker-dealer and other financial services firms are subject to extensive regulatory requirements under federal and state laws and regulations and self-regulatory organization (“SRO”) rules. The broker-dealers Medici acquired in January 2016 are registered with the SEC as broker-dealers under the Exchange Act and in the states in which they conduct securities business and are members of the Financial Industry Regulatory Authority (“FINRA”) and other SROs. They are subject to regulation, examination and disciplinary action by the SEC, FINRA and state securities regulators, as well as other governmental authorities and SROs with which they are registered or licensed or of which they are members.

The SEC, FINRA and other governmental authorities and SROs may bring enforcement proceedings against firms and place other limitations on firms subject to their jurisdiction, as well as their officers, directors, employees and independent contractors, whether arising out of an examination or otherwise, for violations of the securities laws, regulations and rules. Sanctions can include cease-and-desist orders, censures, fines, civil monetary penalties and disgorgement, limitations on a firm’s business activities, suspension, revocation of FINRA membership or expulsion of the firm from the securities industry. Criminal actions are referred to the appropriate criminal law enforcement agency. Any such proceeding against any of the broker-dealers that Medici has acquired, or any of their associated persons, could harm our reputation, cause them to lose clients or fail to gain new clients and have a material adverse effect on our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. The SEC, FINRA and other governmental authorities and SROs have increased their scrutiny of potential conflicts of interest. The broker dealers have adopted and will regularly review and update, policies, procedures and controls designed to address or limit actual or perceived conflicts, but there can be no assurance of the effectiveness of these protocols. Addressing conflicts of interest adequately is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to identify and successfully manage these conflicts of interest. The development and implementation of policies, procedures and controls to address or limit actual or perceived conflicts may also result in increased costs. Failure to identify and successfully manage conflicts of interest procedures could subject the broker-dealers or Medici or us to disciplinary sanctions or litigation or could harm our reputation.

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

Our ability to comply with applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, as well as our ability to attract and retain qualified compliance, audit and risk management personnel. While the broker dealers have adopted policies and procedures intended to comply with applicable laws, rules and regulations, these systems and procedures may not be fully effective, and there can be no assurance that regulators or third parties will not raise material issues with respect to their past or future compliance with applicable regulations.

We Could Be Liable for Fraudulent or Unlawful Activities of Sellers

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. We also may be unable to prevent sellers on our sites or through other seller sites from selling unlawful goods, selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers.

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

Our Supplier Oasis offering, including its fulfillment services, faces competition from other distribution networks and will require substantial resources.

We recently launched Supplier Oasis, a single integration point through which partners can manage their products, inventory and sales channels, which includes multi-channel fulfillment services to sellers, suppliers, and partners. The marketplace for these services is highly competitive, and many of our current and potential competitors in this area have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Supplier Oasis may require substantial investments over a lengthy period of time. Further, most of the risks applicable to our business generally are also applicable to the business of Supplier Oasis. If we are unable to generate sufficient revenues and gross profits from Supplier Oasis, it could have a material adverse effect on our business.

Our recently-launched Farmers Market faces competition from a variety of competitors.

In late 2014 we launched Farmers Market, a tab within our website from which our customers can order locally grown fresh produce and other food products. Farmers Market competes with a wide variety of businesses nationwide, many of which have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we do. Our continued development of Farmers Market may involve delivery and other issues that may be different from those we face in connection with the sale and delivery of non-perishable products. Further, most of the risks applicable to our business generally are also applicable to our Farmers Market business. Any significant difficulties we encounter with our Farmers Market offering could have a material adverse effect on our business.

Our insurance offerings face competition from traditional insurance brokers and direct insurance marketing organizations.

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

Risks Related to Our Business and Industry - Risks relating to Litigation

We are involved in substantial litigation.

From time to time we receive claims of and become subject to consumer protection, employment, intellectual property and other commercial litigation related to the conduct and operation of our business and the sale of products on our Website. In connection with such litigation, we may be subject to significant damages or equitable remedies. In addition, we have in the past been and in the future may be, involved in substantial litigation in which we are the plaintiff, including litigation regarding the constitutionality of certain state tax laws. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our business, prospects, financial condition or results of operations. However, due to the uncertainty of litigation and depending on the amount and the timing, an unfavorable resolution of some or all of these matters could have a material adverse effect on our business.

Risks Related to Our Business and Industry - Risks relating to our Common Stock

The price of our common stock and any other securities may be volatile and you may lose all or a part of your investment.

The market price of our common stock historically has been subject to significant fluctuations. These fluctuations could continue. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the market price of our securities may decline substantially. Any of the foregoing could have a material adverse effect on our business and particularly on our ability to raise capital.

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

Our future revenues and operating results have varied in the past and may continue to vary significantly from quarter to quarter due to a number of factors, many of which are outside our control, and any of which could harm our business. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. In addition to the other risk factors described in this report, additional factors that have caused and/or could cause our quarterly operating results to fluctuate and in turn affect the market price of our securities include:

•	increases in the cost of advertising and changes in our sales and marketing expenditures;

•	our inability to retain existing customers or encourage repeat purchases;

•	the extent to which our existing and future marketing campaigns are successful;

•	price competition that results in losses or lower profit margins;

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

We may issue preferred stock as authorized by our amended and restated certificate of incorporation without further stockholder approval for purposes unrelated to any stockholder rights plan, and any such preferred stock could entitle the holders to rights superior to those of the holders of our common stock .

Our amended and restated certificate of incorporation authorizes our Board to designate and issue preferred stock on such terms as may be approved by the Board without further stockholder approval. In addition to the possibility that the Board could do so in connection with the adoption of a stockholder rights plan as described above, the Board could do so for a variety of other purposes.

The price of our stock may be vulnerable to manipulation.

The practice of “abusive naked short selling” places our stock at risk for manipulative attacks by large investment pools and prime brokers. Abusive naked short selling is the practice by which short sellers place large short sell orders for shares without first borrowing the shares to be sold, or without having first adequately located such shares and arranged for a firm contract to borrow such shares prior to the delivery date set to close the sale. While selling broker dealers are by rule required to deliver shares to close a transaction by a certain date, and while purchasing broker-dealers are obligated by rule to purchase the sold quantity of shares when they are not delivered to close the sale, these rules are often ignored. Abusive naked short selling has a depressive effect on share prices when it is allowed to persist because the economic effect of abusive naked short selling is the oversupply of counterfeit stock to the market. We believe the regulations designed to address this abusive practice are both inadequately structured and inadequately enforced. Consequently, we believe that without the enactment of adequate regulations and the enforcement necessary to curb these abuses, the manipulations achieved through abusive naked short selling are likely to continue. We believe that our stock has been subject to these abusive practices by those attempting to manipulate its price downward. To the extent that our stock is subject to these practices in the future, our stock may be more volatile than it might otherwise be and/or may trade at prices below those that might prevail in the absence of such abuses.

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

We generally have not received significant coverage by securities analysts, and the lack of coverage may adversely affect our share price and trading volume.

We generally have not received significant coverage by securities analysts, and the lack of coverage may adversely affect our share price and trading volume. The lack of coverage may cause our share price or trading volume to be lower than they might be if more analysts covered us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
As of December 31, 2015, we operated the following facilities:
Corporate office space

•
We lease approximately 150,000 square feet of office space in the United States for general corporate purposes. We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete and occupy our new headquarters in 2016.

•	We lease approximately 3,000 square feet of office space in Ireland.

•	We lease approximately 3,000 square feet of office space in China.
Warehouse, fulfillment and customer service space

•	We lease approximately 1.4 million of square feet in the United States for warehouse, fulfillment, customer service, and other operations.
Data centers

•	We lease approximately 9,000 square feet in the United States for various data centers.

We use the above facilities in both our direct and partner business segments and we believe that these facilities will be sufficient for our needs for at least the next twelve months, subject to potential seasonal requirements for additional warehouse and customer service space during the fourth quarter.

ITEM 3.    LEGAL PROCEEDINGS
The information set forth under Item 15 of Part IV, "Financial Statements—Note 12. Commitments and Contingencies, subheading Legal Proceedings," contained in the "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K is incorporated by reference in answer to this Item.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is traded on the Nasdaq Global Market under the symbol "OSTK." The following table sets forth, for the periods indicated, the high and low sales prices per share for our common stock as reported by Nasdaq.

	Common Stock Price
	High	Low
Year Ended December 31, 2014
First Quarter	29.80	18.57
Second Quarter	20.35	14.69
Third Quarter	18.50	13.96
Fourth Quarter	27.06	15.35
Year Ended December 31, 2015
First Quarter	24.22	21.33
Second Quarter	25.79	20.68
Third Quarter	23.24	17.16
Fourth Quarter	17.66	12.04

Stock Performance Graph

The stock performance graph is included in Part III, Item 12.

Holders

As of February 26, 2016 there were 157 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of the beneficial owners.

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

Recent sales of unregistered securities

During 2015, we maintained a Non-Qualified Deferred Compensation plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation, subject to the restrictions contained in the plan. To the extent that interests in the plan constitute securities, we believe that any issuance of interests was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and/or Rule 506 of Regulation D thereunder as a transaction not involving a public offering. Any interests issued were not sold for cash or other consideration, and there were no proceeds to us.

Issuer purchases of equity securities

We had no purchases made by us or on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, of shares of our common stock during the fourth quarter of 2015.

Stock based compensation

Stock options

Our board of directors adopted the 2005 Equity Incentive Plan in April 2005, and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue non-qualified and incentive stock options to our employees and directors and non-qualified stock options to our consultants, as well as restricted stock units and other types of equity awards. Options granted under the Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. At December 31, 2015, 2.5 million shares of stock remained available for future grants under the Plan.

The following is a summary of stock option activity (amounts in thousands, except per share data):

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	224	$17.27	273	$17.30	364	$17.34
Exercised	(16)	16.94	(30)	17.08	(89)	17.45
Expired/Forfeited	(4)	18.26	(19)	18.00	(2)	17.08
Outstanding—end of year	204	$17.27	224	$17.27	273	$17.30
Options exercisable at year-end	204	$17.27	224	$17.27	273	$17.30

Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. The most recent stock options were granted in May 2008 and have fully vested. There was no stock based compensation related to stock options recorded during the years ended December 31, 2015, 2014 and 2013.

Restricted stock units activity

During the years ended December 31, 2015, 2014 and 2013, we granted 239,000, 242,000 and 275,000 restricted stock units, respectively, under the Plan. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and compensation expense is either recognized on a straight line basis over the vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $24.60, $28.24 and $16.12, respectively.

The following is a summary of restricted stock unit activity (amounts in thousands, except per share data):

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	578	$16.70	704	$10.79	1,003	$8.81
Granted at fair value	239	24.60	242	28.24	275	16.12
Vested	(377)	12.34	(301)	11.87	(339)	10.23
Forfeited	(91)	24.35	(67)	17.70	(235)	9.38
Outstanding—end of year	349	$24.80	578	$16.70	704	$10.79

Restricted stock units granted in 2015 and 2014 vest over three years at 33.3% at the end of each of the first, second and third year. Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2015, 2014 and 2013, we recorded stock based compensation related to restricted stock units of $3.5 million, $4.0 million and $3.3 million, respectively.

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

	Year ended December 31,
	2015	2014	2013 (1)	2012	2011
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$137,783	$147,460	$156,032	$155,516	$163,609
Partner and other	1,520,055	1,349,643	1,148,185	943,773	890,668
Total net revenue	1,657,838	1,497,103	1,304,217	1,099,289	1,054,277
Cost of goods sold
Direct	128,077	129,253	136,282	140,536	149,660
Partner and other	1,225,107	1,088,791	920,275	760,323	725,529
Total cost of goods sold	1,353,184	1,218,044	1,056,557	900,859	875,189
Gross profit	304,654	279,059	247,660	198,430	179,088
Operating expenses:
Sales and marketing	124,468	109,461	91,609	63,467	61,813
Technology	98,533	86,258	71,788	65,467	67,043
General and administrative	82,187	71,777	68,169	57,259	67,766
Restructuring (2)	—	(360)	(471)	76	—
Total operating expenses	305,188	267,136	231,095	186,269	196,622
Operating income (loss)	(534)	11,923	16,565	12,161	(17,534)
Interest income	155	152	127	116	161
Interest expense	(140)	(39)	(113)	(809)	(2,485)
Other income (expense), net	3,634	1,169	(235)	3,686	278
Income (loss) before income taxes	3,115	13,205	16,344	15,154	(19,580)
Provision (benefit) for income taxes	1,895	4,404	(68,034)	485	(142)
Consolidated net income (loss)	$1,220	$8,801	$84,378	$14,669	$(19,438)
Less: Net loss attributable to noncontrolling interests	(1,226)	(53)	—	—	—
Less: Deemed dividend related to redeemable common stock	—	—	—	—	12
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$2,446	$8,854	$84,378	$14,669	$(19,450)
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.10	$0.37	$3.56	$0.63	$(0.84)
Weighted average common shares outstanding—basic	24,612	23,999	23,714	23,387	23,259
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.10	$0.36	$3.47	$0.62	$(0.84)
Weighted average common shares outstanding—diluted	24,703	24,317	24,294	23,672	23,259
See the footnotes beneath the balance sheet data on the following page.

	As of December 31,
	2015	2014	2013 (1)	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$170,262	$181,641	$148,665	$93,547	$96,985
Restricted cash	430	580	1,580	1,905	2,036
Working capital	(10,308)	15,260	25,425	7,497	(14,129)
Total assets	429,129	376,865	315,636	181,985	179,559
Total indebtedness	22,056	4,843	3,155	1,848	18,619
Stockholders' equity	149,361	129,220	118,760	30,962	13,237
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

(2) During the fourth quarter of 2006, we commenced implementation of a facilities consolidation and restructuring program designed to reduce the overall expense structure in an effort to improve future operating performance. There was no restructuring liability at December 31, 2015 or 2014.

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

Introduction
We are an online retailer offering a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.
Our company, based in Salt Lake City, Utah, was founded in 1997. We launched our initial website in March 1999 and were re-incorporated in Delaware in 2002. As used herein, “Overstock,” “Overstock.com,”, “O.co,” “we,” “our” and similar terms include Overstock.com, Inc. and its subsidiaries, unless the context indicates otherwise.
Our Business

We deal primarily in price-competitive, new, replenishable and closeout merchandise and use the Internet to aggregate both supply and demand to create an efficient marketplace for selling these products. We provide our customers an opportunity to conveniently shop for a broad range of price-competitive products. We continually add new, and sometimes limited, inventory to our Website in order to create an atmosphere that encourages customers to visit frequently and purchase products before our inventory sells out. We provide suppliers with access to a large customer base and convenient services for order fulfillment, customer service, returns handling, and other services. The merchandise offered on our Website is from a variety of sources including well-known, brand-name manufacturers. We have organized our shopping business (sales of product offered through the Shopping Section of our Website) into two principal segments-a "direct" business and a "partner" business. We currently offer approximately 877,000 non-BMMG products and approximately 1.1 million BMMG products. Consumers and businesses are able to access and purchase our products 24 hours a day from the convenience of a computer, Internet-enabled mobile telephone or other Internet-enabled device. Our team of customer service representatives assists customers by telephone, instant online chat and e-mail. We also derive revenue from other businesses advertising products or services on our Website. Our sales are primarily to customers located in the United States. During the years ended December 31, 2015, 2014 and 2013 no single customer accounted for more than 1% of our total net revenue.

Direct business

Our direct business includes sales made to individual consumers and businesses from our owned inventory and that are fulfilled primarily from our warehouse in Salt Lake City, Utah. During the year ended December 31, 2015, we fulfilled approximately 8% of our order volume through our warehouse, which generally ships between 2,000 and 5,000 packages per day and up to approximately 16,000 orders per day during peak periods, using overlapping daily shifts.

Partner business

For our partner business, we sell merchandise from manufacturers, distributors and other suppliers ("partners") primarily through our Website. We are considered to be the primary obligor for the majority of these sales transactions and we record revenue from the majority of these sales transactions on a gross basis. Our use of the term "partner" does not mean that we have formed any legal partnerships with any of our partners. We currently have relationships with approximately 3,700 third parties who supply approximately 870,000 non-BMMG products, as well as most of the BMMG products, on our Website. These third party partners generally perform the same fulfillment operations as our warehouses, such as order picking and shipping; however, we handle returns and customer service related to substantially all orders placed through our Website. Revenue generated from sales on our Shopping site from both the direct and partner businesses is recorded net of returns, coupons and other discounts.

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

Other offerings
We offer additional products or services that complement our primary offerings, but are not significant to our revenues. These include:

•	Medici, doing business as tØ.com, through which we have developed various fintech and crypto software products and intellectual property, including proprietary blockchain software;

•	Worldstock Fair Trade, a store within our Website that offers handcrafted products made by artisans all over the world to help improve the lives of people in emerging economies;

•
Main Street Revolution, a store within our Website that features products from small businesses across the United States who offer their products using our national marketing and distribution channels;

•	Supplier Oasis, a single integration point through which our partners can manage their products, inventory and sales channels, while tapping into our distribution network;

•	ecommerce marketplace channels, where some of our products are offered for sale in on-line marketplaces of other Internet retailers' websites;

•	our international business where we offer products to customers outside the United States using U.S.-based third party logistics providers;

•	Pet Adoptions, a free service and tab within our Website that leverages our technology to display pets available for adoption from shelters across the United States;

•	Farmers Market, a tab within our Website where our customers can order locally grown fresh produce and other food products;

•	Insurance, a tab within our Website where our customers can shop for insurance from major carriers for both personal and business insurance policies; and

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission ("SEC") has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies, estimates and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates. Our critical accounting policies are as follows:

•	revenue recognition;

•	estimating valuation allowances and accrued liabilities (specifically, the allowances for returns and obsolete and damaged inventory);

•	internal use software and website development (acquired and developed internally);

•	accounting for income taxes;

•	the valuation and impairment evaluation of long-lived assets including goodwill and intangible assets other than goodwill; and

•	loss contingencies.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our shopping and other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Item 15 of Part IV, "Financial Statements"—Note 20. Business Segments).

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and income before taxes for the year ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Income Before Tax
2	$(6,892)	$(905)
1	$(2,282)	$(307)
As reported	As reported	As reported
(1)	$8,917	$1,117
(2)	$15,397	$1,952

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

 We periodically enter into agreements with other parties to jointly market ancillary products or services on our website. As a result of those agreements, we sometimes receive payments in advance of performing our obligations under those agreements. Such payments received before we perform our obligations are initially recorded as deferred revenue and then recognized over our service period.

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

The allowance for returns was $17.9 million and $15.5 million at December 31, 2015 and 2014, respectively.

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

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We have concluded based on all available evidence that it is more likely than not that our deferred tax assets as of December 31, 2015 arising from ordinary income and deductions and tax credits will be realized in the future, with the exception of current year operating losses generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions and foreign deferred tax assets recorded as part of an acquisition. We have also concluded that it is unlikely that our deferred tax asset arising from unrealized capital losses will be realized in the future. Therefore, it is appropriate to record a valuation allowance related to the deferred tax assets for net operating losses generated in domestic and foreign separate filing jurisdictions, unrealized capital losses, and foreign deferred tax assets recorded as part of an acquisition. In reaching these conclusions we considered, among other things, our recent financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, including the impact of any costs associated with our recent acquisition, and tax planning strategies. We perform multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, including the impact of any acquisition costs, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

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

As of December 31, 2015, we were under audit by the Internal Revenue Service for our 2013 federal income tax return. The IRS has not indicated or communicated any deficiencies. We expect the audit to conclude in 2016. Tax periods within the statutory period of limitations not previously audited are potentially open for examination by the tax authorities. Potential liabilities associated with these years will be resolved when an event occurs to warrant closure, primarily through the completion of audits by the tax jurisdictions and/or the expiration of the statutes of limitation. To the extent audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized during the period of the event. We believe that an appropriate estimated liability has been established for potential exposures.

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

Valuation of goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. Goodwill totaled $15.4 million and $2.8 million at December 31, 2015 and 2014. There were no impairments to goodwill recorded during the years ended December 31, 2015, 2014 and 2013.

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

During the year ended December 31, 2015, we acquired $15.8 million of intangible assets other than goodwill related to an asset acquisition. Aggregate amortization expense for intangible assets other than goodwill was $1.6 million for the year ended December 31, 2015. Amortization expense for intangible assets other than goodwill was not significant for the years ended December 31, 2014 and 2013.

Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Acquired intangible assets	$15,776	$—
Intangible assets, other	1,355	1,130
	17,131	1,130
Less: accumulated amortization of intangible assets	(2,475)	(895)
Total intangible assets, net	$14,656	$235

Impairment of long-lived assets

We review property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2015, 2014 and 2013.

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Item 15 of Part IV, "Financial Statements"—Note 12. Commitments and Contingencies).

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change prospectively to the measurement of inventory after the date of adoption. We do not intend to adopt the standard before the effective date. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard requires entities to apply this change prospectively to adjustments to provisional amounts that occur after the effective date of this update. We do not expect that ASU 2015-16 will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change on either a prospective or retrospective basis for the periods presented. We do not intend to adopt the standard before the effective date. We have not yet selected a transition method. The adoption of this standard will cause us to reclassify our current deferred tax assets to long-term deferred tax assets in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Comparison of Years Ended December 31, 2015 and 2014

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

Revenues in 2015 increased 11% compared to 2014. The growth in revenue was primarily due to an 8% increase in orders, coupled with a 4% increase in average order size, from $169 to $175. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products becomes fully realized. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of year end. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

During the second half of 2015, we experienced some slowing of our overall revenue growth which we believe was due in part to changes that Google made in its natural search engine algorithms, to which we are responding. While we worked to adapt to Google’s changes, we increased our emphasis on other marketing channels, such as sponsored search and display ad marketing, which generated revenue growth but with higher associated marketing expenses than natural search.

In 2015, we transitioned a significant number of customers into our Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long-term, but we have experienced some difficulties with the transition, and in the short-term we believe it slowed our revenue growth as customers take time to become accustomed to this change. We are continuing to test and refine our approach in this transition.

Gross profit in 2015 increased 9% compared to 2014 primarily as a result of revenue growth. Gross margin decreased to 18.4% in 2015 compared to 18.6% in 2014. The decrease in gross margin was primarily due to increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 7.3% to 7.5% during 2015 as compared to 2014, primarily due to increased spending in the display ad and brand marketing channels.

As a result of these factors, we had a 8.2% increase in Contribution in 2015 compared to 2014 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 11.2% in 2015 and 11.5% in 2014. In 2015, we changed our calculation of contribution and contribution margin to include Club O Rewards and gift card breakage as described below in Non-GAAP Financial Measures. To improve the comparability between periods, the amounts disclosed for prior years reflect this change.

Technology expenses in 2015 increased $12.3 million compared to 2014, primarily due to an increase in depreciation of $6.1 million and an increase in staff-related costs of $4.9 million.

General and administrative expense in 2015 increased $10.4 million compared to 2014, primarily due to an increase of $5.9 million in staff and travel related costs, an increase in management consulting services of $2.9 million, a $1.0 million expense for a contract termination fee, and an increase in depreciation and amortization of $932,000 (including amortization of intangible assets related to our recent acquisition).

In January 2016, we entered into a settlement agreement in our long-standing prime broker litigation. The defendants agreed to pay us and our co-plaintiffs $20 million, which will conclude the litigation in its entirety. We will recognize the settlement in Q1 2016.

In Q3 2015, our majority-owned subsidiary Medici (dba tØ.com) entered into agreements to acquire the assets and business of a financial technology company and three related registered broker-dealers for approximately $30.3 million as part of its initiatives to develop fintech and crypto software products and intellectual property including proprietary blockchain software. Medici closed on the acquisition of the financial technology company's assets in 2015 and on the acquisition of two of the broker-dealers in January 2016. Medici related expenses (including acquisition transaction costs) were $7.7 million in 2015. We are exploring possible synergies between Medici and our retail business, and also considering other alternatives for Medici including a spin-off or raising capital in Medici.

Although we made efforts to reduce expenses in Q4 2015, we continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives, and through other means. As a result of these and other initiatives, we may continue to incur additional COGS, sales and marketing, technology and/or G&A expenses. These expenses may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete the project in 2016. We estimate that the total project will cost approximately $99 million, and as of December 31, 2015 we have incurred approximately $55.7 million in costs. In connection with this project, we entered into a $46 million term loan agreement and a master lease agreement for up to $20 million. We began borrowing under these agreements in 2015. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31
	2015	2014	2013
	(as a percentage of total revenue)
Revenue, net
Direct	8.3%	9.8%	12.0%
Partner and other	91.7	90.2	88.0
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	7.7	8.6	10.4
Partner and other	73.9	72.7	70.6
Total cost of goods sold	81.6	81.3	81.0
Gross profit	18.4	18.7	19.0
Operating expenses:
Sales and marketing	7.5	7.3	7.0
Technology	5.9	5.8	5.5
General and administrative	5.0	4.8	5.2
Total operating expenses	18.4	17.9	17.7
Operating income	—	0.8	1.3
Interest income	—	—	—
Interest expense	—	—	—
Other income, net	0.2	0.1	—
Income before income taxes	0.2	0.9	1.3
Provision (benefit) for income taxes	0.1	0.3	(5.2)
Consolidated net income	0.1%	0.6%	6.5%

Revenue

The following table reflects our net revenue for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Revenue, net
Direct	$137,783	$147,460	$(9,677)	(6.6)%
Partner and other	1,520,055	1,349,643	170,412	12.6%
Total revenue, net	$1,657,838	$1,497,103	$160,735	10.7%

The primary reason for increased total net revenue for the year ended December 31, 2015, as compared to the same period in 2014, was an 8% increase in orders, coupled with a 4% increase in average order size, from $169 to $175. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products becomes fully realized. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

The primary reason for decreased direct revenue for the year ended December 31, 2015, as compared to the same period in 2014, was a decrease in sales of home and garden products in addition to increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

The increase in partner revenue for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in sales of home and garden products. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, and by an increase in returns.

The shift of business from direct to partner (or vice versa) is an economic result based on the economics of each particular product offering at the time and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. Although we have experienced a trend from direct revenue to partner revenue in recent years, we believe that the mix of the business between direct and partner remains consistent with our strategic objectives for our business model in the current economic environment and we do not currently foresee any material shifts in this trend.

The product lines we offer, and their respective percentages of our revenue, are based on many factors including customer demand, our marketing efforts, promotional pricing and joint-marketing offered by our suppliers, and the types of inventory we are able to obtain. These factors change frequently and affect the mix of the product lines we sell. While we have experienced a trend toward our home and garden category in recent years, our business model is to deal primarily in price-competitive, replenishable and closeout merchandise, which includes a wide variety of product offerings. While we do not currently expect any material shifts in our product line mix, the relative amounts of the product lines we sell is an economic result of the factors described above, which may change from time to time.

We continue to seek increased participation in our Club O loyalty program. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O paid membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In 2015, we transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. This shift may adversely impact our revenues if the incremental sales from our Club O members as a result of this change are less than any decrease in the incremental sales from our current coupon program. For additional information regarding our Club O loyalty program see Item 15 of Part IV, Financial Statements—Note 2. Accounting Policies, Club O loyalty program.

Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our direct business and partner business; changes in supplier cost and / or sales price, including competitive pricing; inventory management decisions within the direct business; sales coupons and promotions; product mix of sales; and operational and fulfillment costs.

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Revenue, net
Direct	$137,783	$147,460	$(9,677)	(6.6)%
Partner and other	1,520,055	1,349,643	170,412	12.6%
Total net revenue	1,657,838	1,497,103	160,735	10.7%
Cost of goods sold
Direct	128,077	129,253	(1,176)	(0.9)%
Partner and other	1,225,107	1,088,791	136,316	12.5%
Total cost of goods sold	1,353,184	1,218,044	135,140	11.1%
Gross Profit
Direct	9,706	18,207	(8,501)	(46.7)%
Partner and other	294,948	260,852	34,096	13.1%
Total gross profit	$304,654	$279,059	$25,595	9.2%

Gross margins for the past eight quarterly periods and years ending December 31, 2015 and 2014 were:

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	FY 2015
Direct	10.0%	9.3%	4.9%	3.8%	7.0%
Partner and other	19.8%	19.9%	19.8%	18.3%	19.4%
Combined	18.9%	19.0%	18.5%	17.3%	18.4%

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014
Direct	13.0%	11.3%	12.5%	12.5%	12.3%
Partner and other	19.5%	19.7%	19.7%	18.7%	19.3%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%

The 530 basis point decrease in direct gross margin for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to increased warehousing costs due to additional warehouse space and increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The 8 basis point increase in partner gross margin for the year ended December 31, 2015, as compared to the same period in 2014 was primarily due to a continued shift in sales mix into higher margin home and garden products, partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Cost of goods sold includes stock-based compensation expense of $179,000 and $181,000 for the years ended December 31, 2015 and 2014, respectively.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Year ended December 31,
	2015		2014
Total revenue, net	$1,657,838	100%	$1,497,103	100%
Cost of goods sold
Product costs and other cost of goods sold	1,279,766	77.2%	1,152,489	77.0%
Fulfillment and related costs	73,418	4.4%	65,555	4.4%
Total cost of goods sold	1,353,184	81.6%	1,218,044	81.4%
Gross profit	$304,654	18.4%	$279,059	18.6%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the year ended December 31, 2015 as compared to 2014.

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

The following table reflects our sales and marketing expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Sales and marketing expenses	$124,468	$109,461	$15,007	13.7%
Sales and marketing expenses as a percent of net revenues	7.5%	7.3%

The 20 basis point increase in sales and marketing expenses as a percentage of revenue for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to increased spending in the display ad and brand marketing channels.

Sales and marketing expenses include stock-based compensation expense of $217,000 and $336,000 for the years ended December 31, 2015 and 2014, respectively.

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

We constantly evaluate where we spend our sales and marketing dollars. From time to time, certain competitors may bid up the cost of certain marketing channels, such as paid keywords. At such times, we may reduce the amounts we spend in those marketing channels, which may lead to decreased visitors to our site for a time. In Q4 2015, the number of unique visitors to our site decreased by approximately 8% as compared to Q4 2014, in part we believe as a result of such changes.

Technology expenses

We seek to invest efficiently in technology, including web services, customer support solutions, website search, expansion of new and existing product categories, and in investments in technology to enhance the customer experience, improve our process efficiency and support and expand our logistics infrastructure. We may increase our technology expenses to support these initiatives and these increases may be material.

We have noted increases in the frequency and variety of cyber attacks on our Website. The impact of these attacks and the costs we incur to protect our Website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to incur costs relating to them.

The following table reflects our technology expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
Technology expenses	$98,533	$86,258	$12,275	14.2%
Technology expenses as a percent of net revenues	5.9%	5.8%

The $12.3 million increase in technology costs for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase in depreciation of $6.1 million and an increase in staff-related costs of $4.9 million.

Technology expenses include stock-based compensation expense of $646,000 and $751,000 for the years ended December 31, 2015 and 2014, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the years ended December 31, 2015 and 2014 (in thousands):

	Year ended December 31,
	2015	2014	$ Change	% Change
General and administrative expenses	$82,187	$71,777	$10,410	14.5%
General and administrative expenses as a percent of net revenues	5.0%	4.8%

The $10.4 million increase in general and administrative expenses (“G&A”) for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to an increase of $5.9 million in staff and travel related costs, an increase in management consulting services of $2.9 million, a $1.0 million expense for a contract termination fee, and an increase in depreciation and amortization of $932,000 (including amortization of intangible assets related to our recent acquisition).

G&A expenses include stock-based compensation expense of approximately $2.5 million and $2.8 million for the years ended December 31, 2015 and 2014, respectively.

Although we made efforts to reduce expenses in Q4 2015, we continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives, and through other means. As a result of these and other initiatives, we may continue to incur additional COGS, sales and marketing, technology and/or G&A expenses. These expenses may be material, and, coupled with the seasonality of our business, may lead to reduced income as compared to prior periods or to losses in some periods.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2015	2014
Cost of goods sold - direct	$283	$282
Technology	22,126	16,651
General and administrative	1,107	1,028
Total depreciation, including internal-use software and website development	$23,516	$17,961

Non-operating income (expense)

Interest income

Interest income is primarily derived from the investment of our cash in cash equivalents and short-term investments. Interest income for the years ended December 31, 2015 and 2014 totaled $155,000 and $152,000, respectively.

Interest expense

Interest expense for the year ended December 31, 2015 is primarily related to our cryptobond transactions. Interest expense for the years ended December 31, 2015 and 2014 totaled $140,000 and $39,000, respectively.

Other income (expense), net

Other income, net for the year ended December 31, 2015 was $3.6 million as compared to $1.2 million in 2014. The increase is primarily due to increased Club O Rewards breakage of $3.9 million due to increased participation in the Club O Rewards program, including our recently introduced Club O Silver program, partially offset by costs of $850,000 related to our cryptobond transactions.

Income taxes

Our effective tax rate for the years ended December 31, 2015 and 2014 was 60.8% and 33.4%, respectively. Our effective tax rate is affected by recurring items such as research tax credits and non-recurring items such as changes in valuation allowances. It is also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. The increase in the 2015 effective tax rate relative to the 2014 effective tax rate is primarily attributable to current year operating losses generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions for which a valuation allowance has been established. Our current year valuation allowance is primarily attributable to our majority-owned subsidiary Medici (dba tØ.com). In Q3 2015, we acquired an additional interest in Medici for a total ownership of 81%. Tax losses incurred prior to our acquisition of the additional interest could not be used to offset our consolidated taxable income and were therefore fully valued. Medici's operating losses following the additional interest acquisition do not require a valuation allowance. We do not expect increases in the Medici operating loss valuation allowance in future years. The increase in the 2015 effective tax rate is also attributable to an increase in the valuation allowance related to our deferred tax asset for unrealized capital losses. We have indefinitely reinvested foreign earnings of $366,000 at December 31, 2015. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

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

The following table reflects our total net revenues for each of the quarters in 2015, 2014 and 2013 (in thousands):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	$398,344	$388,013	$391,211	$480,270
2014	$341,207	$332,545	$352,991	$470,360
2013	$311,994	$293,204	$301,426	$397,593

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

As a result of these factors, we had a 9% increase in Contribution in 2014 compared to 2013 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin decreased to 11.5% for 2014 from 12.1% for 2013.

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

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31
	2014	2013	2012
	(as a percentage of total revenue)
Revenue, net
Direct	9.8%	12.0%	14.1%
Partner and other	90.2	88.0	85.9
Total net revenue	100.0	100.0	100.0
Cost of goods sold
Direct	8.6	10.4	12.8
Partner and other	72.7	70.6	69.2
Total cost of goods sold	81.3	81.0	81.9
Gross profit	18.7	19.0	18.1
Operating expenses:
Sales and marketing	7.3	7.0	5.8
Technology	5.8	5.5	6.0
General and administrative	4.8	5.2	5.2
Total operating expenses	17.9	17.7	17.0
Operating income	0.8	1.3	1.1
Interest income	—	—	—
Interest expense	—	—	(0.1)
Other income, net	0.1	—	0.3
Income before income taxes	0.9	1.3	1.3
Provision (benefit) for income taxes	0.3	(5.2)	—
Consolidated net income	0.6%	6.5%	1.3%

Revenue

The following table reflects our net revenue for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$147,460	$156,032	$(8,572)	(5.5)%
Partner and other	1,349,643	1,148,185	201,458	17.5%
Total revenue, net	$1,497,103	$1,304,217	$192,886	14.8%

The primary reason for increased total net revenue for the year ended December 31, 2014, as compared to the same period in 2013, was a 10% increase in orders, coupled with a 7% increase in average order size, from $158 to $169. These increases were partially offset by increased promotional activities including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using those channels. The increases were also partially offset by an increase in the revenue we defer from orders taken but not delivered at year end due to higher average daily sales in the last week of the period.

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

Gross profit and gross margin

The following table reflects our net revenues, cost of goods sold and gross profit for the years ended December 31, 2014 and 2013 (in thousands):

	Year ended December 31,
	2014	2013	$ Change	% Change
Revenue, net
Direct	$147,460	$156,032	$(8,572)	(5.5)%
Partner and other	1,349,643	1,148,185	201,458	17.5%
Total net revenue	1,497,103	1,304,217	192,886	14.8%
Cost of goods sold
Direct	129,253	136,282	(7,029)	(5.2)%
Partner and other	1,088,791	920,275	168,516	18.3%
Total cost of goods sold	1,218,044	1,056,557	161,487	15.3%
Gross Profit
Direct	18,207	19,750	(1,543)	(7.8)%
Partner and other	260,852	227,910	32,942	14.5%
Total gross profit	$279,059	$247,660	$31,399	12.7%

Gross margins for the past eight quarterly periods and years ending December 31, 2014 and 2013 were:

	Q1 2014	Q2 2014	Q3 2014	Q4 2014	FY 2014
Direct	13.0%	11.3%	12.5%	12.5%	12.3%
Partner and other	19.5%	19.7%	19.7%	18.7%	19.3%
Combined	18.8%	18.8%	19.0%	18.2%	18.6%

	Q1 2013	Q2 2013	Q3 2013	Q4 2013	FY 2013
Direct	11.4%	12.2%	13.7%	13.4%	12.7%
Partner and other	20.0%	20.8%	20.4%	18.6%	19.8%
Combined	18.9%	19.7%	19.6%	18.0%	19.0%

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

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Year ended December 31,
	2014	2013
Cost of goods sold - direct	$282	$380
Technology	16,651	12,917
General and administrative	1,028	1,136
Total depreciation, including internal-use software and website development	$17,961	$14,433

Non-operating income (expense)

Interest income

Interest income for the years ended December 31, 2014 and 2013 totaled $152,000 and $127,000, respectively.

Interest expense

Interest expense for the years ended December 31, 2014 and 2013 totaled $39,000 and $113,000, respectively. The decreases in interest expense are primarily due to the elimination of the restructuring accrual.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2014 was $1.2 million as compared to ($235,000) in 2013. The change is primarily due to increased Club O Rewards breakage of $947,000 due to increased participation in the Club O Rewards program, an increase of $306,000 in gift card breakage, and a decrease in unrealized losses on precious metals of $188,000.

Income taxes

Our effective tax rate for the years ended December 31, 2014 and 2013 was 33.4% and (416.3%), respectively. Our effective tax rate was affected by recurring items such as research tax credits and non-recurring items such as a valuation allowance release and a non-recurring civil penalty in 2013. It was also affected to a lesser extent by tax rates in foreign jurisdictions and the relative amount of income we earned in those jurisdictions. The increase in the 2014 effective tax rate relative to the 2013 effective tax rate was primarily due to the release of a valuation allowance for deferred tax assets in the fourth quarter of 2013, which significantly reduced the 2013 provision and effective tax rate.

Liquidity and Capital Resources

Current sources of liquidity

Subject to our use of the financing facilities available to us in connection with the construction of our new corporate headquarters as described below, we believe that the cash and cash equivalents currently on hand and expected cash flows from future operations will be sufficient to continue operations for at least the next twelve months. Our failure to generate sufficient revenues or profits or to obtain additional financing or raise additional capital could have a material adverse effect on our operations and on our ability to achieve our intended business objectives. Any projections of future cash needs and cash flows are subject to substantial uncertainty.

As we have previously announced, we are building a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $99 million. We had incurred costs of approximately $55.7 million toward the project as of December 31, 2015. In 2014, we entered into a credit facility which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan. In October 2015, we received our first loan draw under the construction loan. At December 31, 2015 our outstanding liability on the construction loan was approximately $9.5 million. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

In November 2015, we entered into a Master Lease Agreement ("MLA") with U.S. Bank pursuant to which we may finance certain assets or sell certain assets to U.S. Bank and simultaneously lease them back. The agreement also allows us to finance software licenses (inclusive of the assets, referred to collectively as the "Leased Assets"). The MLA allows for leases and financing of up to $20 million. In November 2015 we entered into a Schedule to the MLA whereby we sold and leased back or financed Leased Assets for a period of 60 months for proceeds of $5.7 million. The weighted average effective interest rate of our leases under the Master Lease Agreement was 3.62% at December 31, 2015. For additional information, see Borrowings - U.S. Bank master lease agreement below.

Our majority owned subsidiary Medici is working to demonstrate the viability of its fintech and crypto software that it has developed. In June 2015, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015, we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. At December 31, 2015 we have repaid the $5.5 million in digital cryptobond debt and offset that repayment with the proceeds of the $5.0 million loan to the unaffiliated purchaser. These transactions are described in further detail in the Borrowings - Cryptobonds section below.

In 2015, we reduced levels of certain inventory items in part to improve our liquidity. Inventories decreased by approximately $6.2 million during 2015.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At December 31, 2015, we had cash and cash equivalents of $170.3 million.

Cash flow information is as follows (in thousands):

	Year ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities	$54,516	$80,834
Investing activities	(82,431)	(44,430)
Financing activities	16,536	(3,428)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the years ended December 31, 2015 and 2014, was $(5.0) million and $39.5 million, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the years ended December 31, 2015 and 2014, our operating activities resulted in net cash inflows of $54.5 million and $80.8 million, respectively.

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

The $54.5 million of net cash provided by operating activities during the year ended December 31, 2015 was primarily from non-cash depreciation of $23.5 million, an increase in accounts payable of $10.5 million and a decrease in inventories of $6.2 million. Depreciation expense increased primarily due to an increase in depreciation of web development projects. Accounts payable increased primarily due to increased fixed asset accruals related to the construction of our corporate headquarters. Inventories decreased primarily due in part to our efforts to reduce levels of certain inventory. Other factors contributing to net cash provided by operating activities were stock based compensation of $3.5 million and the increases in accounts receivable of $3.5 million and deferred revenue of $2.5 million.

The $80.8 million of net cash provided by operating activities during the year ended December 31, 2014 was primarily from an increase in accounts payable of $21.7 million and accrued liabilities of $15.6 million, and non-cash depreciation expense of $18.1 million. Accounts payable increased due to increased holiday sales during the fourth quarter of 2014. Accrued liabilities increased due to increased marketing activities and legal matters. Depreciation expense increased primarily due to an increase in depreciation of web development projects. Other factors contributing to net cash provided by operating activities were the increases in deferred revenue of $11.1 million and consolidated net income of $8.8 million.

Cash flows from investing activities

For the year ended December 31, 2015, investing activities resulted in net cash outflows of $82.4 million, primarily from expenditures for fixed assets of $59.5 million, acquisitions of business of $10.6 million, cost method investments of $7.0 million and disbursements for loans made of $5.0 million. The increase in expenditures for fixed assets includes $45.4 million for the development costs for our future headquarters.

For the year ended December 31, 2014, investing activities resulted in net cash outflows of $44.4 million, primarily from expenditures for fixed assets of $41.3 million. The increase in expenditures for fixed assets includes $16.7 million for the purchase of land and development costs for our future headquarters.

Cash flows from financing activities

For the years ended December 31, 2015 and 2014, financing activities resulted in net cash inflows of $16.5 million and outflows of $3.4 million, respectively.

The $16.5 million provided by financing activities during the year ended December 31, 2015 resulted primarily from $9.5 million of proceeds from our U.S. Bank term loan, $5.7 million of proceeds from lease finance obligations with U.S. Bank and $5.5 million of proceeds from issuances of privately-placed digital cryptobonds, offset by $2.4 million of purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

The $3.4 million used in financing activities during the year ended December 31, 2014 resulted primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants and debt issuance costs related to the financing we obtained in preparation for the construction of our new corporate headquarters.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$10,782	$6,364	$5,987	$5,785	$4,069	$24,513	$57,500
Naming rights	1,391	—	—	—	—	—	1,391
Purchase obligations	7,307	—	—	—	—	—	7,307
Technology, marketing and other services	2,118	—	—	—	—	—	2,118
Headquarters construction costs	42,762	208	—	—	—	—	42,970
U.S. Bank term loan payments	806	2,172	2,146	2,120	2,096	43,653	52,993
U.S. Bank master lease agreement	3,494	4,877	4,877	4,877	3,207	62	21,394
Acquisition payment	600	—	—	—	—	—	600
Total contractual cash obligations (1)	$69,260	$13,621	$13,010	$12,782	$9,372	$68,228	$186,273
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $45.8 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Letters of credit	$430	$—	$—	$—	$—	$—	$430

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority (“OACCA”) for the right to name Oakland Alameda County Coliseum (now known as “O.co Coliseum”). Amounts represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee. We expect to make the final payment of $1.4 million in May 2016.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at December 31, 2015. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $99 million. At December 31, 2015 we had incurred costs of approximately $55.7 million toward the project, including approximately $11 million we paid to purchase the land. Our obligations include payments to become due under the Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

U.S. Bank term loan payments

We have entered into a financing agreement related to the Project (see Borrowings below). The amounts presented reflect our estimated payments of principal and interest based on our anticipated draws on the loan. The timing and amount of our draws on the loan could vary significantly from these estimates. Further, $45.8 million of the amounts shown in the row titled "U.S. Bank term loan payments" reflect the scheduled repayment of headquarters construction costs and is therefore duplicative.

U.S. Bank master lease agreement

We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below). The amounts presented reflect our payments and estimated payments of principal and interest based on our current and anticipated borrowings under the agreement as of December 31, 2015.

Acquisition payment

At December 31, 2015, we were party to an acquisition agreement that closed in January 2016. The amount presented reflects the acquisition purchase price we paid in January 2016. See Item 15 of Part IV, Financial Statements—Note 3. Acquisitions, Goodwill and Acquired Intangible Assets.

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

Cryptobonds

In June 2015, as part of the fintech and crypto software that Medici has developed, we issued a $500,000 privately-placed digital "cryptobond" to our Chief Executive Officer, Dr. Patrick Byrne, in exchange for cash. During July 2015 we issued an additional privately-placed digital cryptobond to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. At December 31, 2015, we have repaid the $5.5 million in digital cryptobond debt and offset that repayment with the proceeds of our $5.0 million loan. These transactions are described in further detail in the Borrowings - Cryptobonds section below.

Tax contingencies

As of December 31, 2015 and December 31, 2014, tax contingencies were $821,000 and $709,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued. It is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities. These assessments may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We have satisfied the conditions necessary to borrow under the Facility, including making the required cash contributions toward the Project. In the future, we may be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We began borrowing under the facility in October 2015.

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

Amounts outstanding under the Real Estate Loan and the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion. Following conversion, we are required to make monthly payments of principal estimated to be $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38.0 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase, and

•	minimum liquidity of at least $50.0 million.

At December 31, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2015 we had borrowed $9.5 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Also in November 2015, we entered into a Schedule to the Master Lease Agreement (the “Schedule”). Under the Master Lease Agreement and Schedule we entered into a lease pursuant to which we sold certain assets (the "Leased Assets") to the Lessor, which we simultaneously leased back for a period of 60 months and financed certain software licenses (inclusive in the "Leased Assets") for a period of 60 months for proceeds totaling approximately $5.7 million. We have the right to repurchase the Leased Assets at the end of the term for $1.00. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate of our leases under the Master Lease Agreement was 3.62% at December 31, 2015. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction. The Master Lease Agreement allows for lease financing of up to $20 million.

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At December 31, 2015 we were in compliance with these financial covenants.

Cryptobonds

In June 2015, as part of an initial demonstration of the fintech and crypto software that Medici has developed, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed “cryptobond” from us for $500,000 in cash. In November 2015, we redeemed the debt for principal plus accrued interest. Dr. Byrne waived his right to receive a redemption premium from us. The terms of the bond included a fixed annual interest rate of 7.0%.

In July 2015, as an additional step in demonstrating the viability of this technology, we issued an additional privately-placed cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. Both of these instruments were subsequently repaid. The debt we issued had a 7.0% annual interest rate and put and call rights that allowed us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount. The $5.0 million loan we made to the purchaser had a 3.0% annual interest rate, resulting in an effective net interest rate payable of 4.0%. Both instruments had 5-year terms. The terms of our loan to the purchaser required concurrent settlement of both instruments, whether at maturity or pursuant to the exercise of the put or call features. In November 2015, we repaid the cryptobond debt and offset that repayment with our $5.0 million loan. The net interest and redemption premium due to the unaffiliated purchaser was approximately $312,000. At December 31, 2015, no amounts were outstanding to either party.

U.S. Bank letters of credit

At December 31, 2015 and 2014, letters of credit totaling $430,000 and $580,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

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

Contribution and contribution margin

Contribution (a non-GAAP financial measure which we reconcile to "Gross Profit" in our statements of income and comprehensive income) consists of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. We had previously not included Club O Rewards and gift card breakage in our calculation of Contribution, but with significantly increased participation in the Club O Rewards program, including our recently introduced Club O Silver membership tier, the related amounts have increased and we believe they should now be included. Contribution margin is contribution as a percentage of total net revenue. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues. Club O Rewards and gift card breakage are included in Other income in our consolidated income statement. Including these amounts in our contribution improves this measure by adding back the reductions in revenue that we recognized for Club O Rewards that have subsequently expired and for gift cards whose redemption is remote. Other income was $3.6 million and $1.2 million for the fiscal years 2015 and 2014, respectively, and consisted of Club O Rewards and gift card breakage, which were offset by other expenses of $2.3 million and $1.3 million for 2015 and 2014, respectively. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of Contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Year ended December 31,
	2015	2014	2013
Total net revenue	$1,657,838	$1,497,103	$1,304,217
Cost of goods sold	1,353,184	1,218,044	1,056,557
Gross profit	304,654	279,059	247,660
Less: Sales and marketing expense	124,468	109,461	91,609
Plus: Club O Rewards and gift card breakage (included in Other income)	$5,911	$2,439	$1,187
Contribution	$186,097	$172,037	$157,238
Contribution margin	11.2%	11.5%	12.1%

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

	Year ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$54,516	$80,834	$83,645
Expenditures for fixed assets, including internal-use software and website development	(59,513)	(41,346)	(18,067)
Free cash flow	$(4,997)	$39,488	$65,578

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

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly and began at approximately $3.6 million on September 1, 2015. The notional amount increases to a maximum of approximately $45.8 million on October 1, 2016, and decreases thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At December 31, 2015 we had $9.5 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $20.5 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At December 31, 2015 our swaps are included in Other current and Other long-term liabilities in the amount of approximately $721,000 and $1.7 million, respectively. The change in fair value of our swaps for the year ended December 31, 2015 was a loss of $1.4 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 15 of Part IV, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At December 31, 2015, we had $170.3 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.7 million on our earnings or loss, or the fair market value or cash flows of these instruments.

At December 31, 2015, we had assets consisting of investments in precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $97,000 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At December 31, 2015, letters of credit totaling $430,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $4,300 on our earnings or loss, or the cash flows of these instruments, if the letters of credit were fully drawn.

At December 31, 2015, we had cryptocurrency-denominated assets totaling $226,000. Hypothetically, an increase or decrease in the market value of one hundred basis points would have an estimated impact of $2,300 on our earnings or loss, or the recorded value or cash flows of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency-denominated assets would be limited to losses incurred in the same fiscal year.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making our assessment of the effectiveness of internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
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
We acquired Cirrus Services LLC during 2015 and we excluded from our assessment of internal control over financial reporting as of December 31, 2015, Cirrus Services LLC's internal control over financial reporting associated with total assets of approximately 8% and total revenue of less than 1% included in the consolidated financial statements of Overstock.com, Inc. and subsidiaries as of and for the year ended December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is in Item 9A(c).

(c)   Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Overstock.com Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Overstock.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Overstock.com, Inc. acquired Cirrus Services LLC during 2015 and management excluded from its assessment of the effectiveness of Overstock.com's internal control over financial reporting as of December 31, 2015, Cirrus Services LLC's internal control over financial reporting associated with total assets of approximately 8% and total revenue of less than 1% included in the consolidated financial statements of Overstock.com, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Overstock.com, Inc. also excluded an evaluation of the internal control over financial reporting of Cirrus Services LLC.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Salt Lake City, Utah
March 8, 2016

(d)   Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended December 31, 2015, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our Executive Officers required by Item 10 of Part III is set forth in Item 1 of Part I under
"Business—Executive Officers of the Registrant." Information required by Item 10 of Part III regarding our board of directors and any material changes to the process by which security holders may recommend nominees to the board of directors will be included in our definitive proxy statement for our 2016 annual meeting of stockholders, and is incorporated herein by reference.
Information relating to compliance with Section 16(a) of the 1934 Act will be set forth in our definitive proxy statement for our
2016 annual meeting of stockholders and is incorporated herein by reference.

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
Investor Relations, 6350 South 3000 East, Salt Lake City, UT 84121.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as set forth herein, the information required by this Item is incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders.
The following graph compares the total cumulative stockholder return, on our common stock with the total cumulative return of the NASDAQ Market Index—U.S. ("NASDAQ Market Index") and the Morningstar Specialty Retail Index ("Morningstar Group Index") during the period commencing on January 1, 2011 through December 31, 2015. The graph assumes a $100 investment at the beginning of the period in our common stock, the NASDAQ Market Index and the Morningstar Group Index, and the reinvestment of any dividends. Historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF YEAR CUMULATIVE TOTAL RETURN

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2016 annual meeting of stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to our definitive proxy statement for the 2016
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
3. Exhibits

Exhibits
2.1
Asset Purchase Agreement by and between Cirrus Technologies, LLC, as Seller, and Cirrus Services LLC, as Buyer, dated as of August 26, 2015 (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).**

2.2
Pro Securities, LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015 (incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).**

2.3
SpeedRoute LLC Membership Interest Purchase Agreement by and among Joseph Cammarata and John Paul DeVito, as Sellers, and Medici, Inc., as Buyer, dated as of August 26, 2015 (incorporated by reference to Exhibit 2.3 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).**

2.4
TraderField Securities, Inc. Stock Purchase Agreement by and between Joseph Cammarata, as Seller, and Medici, Inc., as Buyer, dated as of August 26, 2015 (incorporated by reference to Exhibit 2.4 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).**

2.5
Registration Rights Agreement by and among Overstock.com, Inc., and each of the holders listed on Schedule I thereto dated August 26, 2015 (incorporated by reference to exhibit 2.5 to our registration statement on Form S-3 filed September 25, 2015 (File No. 333-207141)).

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 29, 2014 (File No. 000-49799)).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-49799)).

Exhibits
4.1	Form of specimen common stock certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File No. 333-83728), which became effective on May 29, 2002).

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

Exhibits
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

Exhibits
10.44
First Amendment to Construction Agreement dated July 31, 2015, by and between O.com Land, LLC and Okland Construction Company Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 4, 2015 (File No. 000-49799)).

10.45
Cryptodebt and Note Purchase Agreement dated July 31, 2015 among Overstock.com, Inc., Medici, Inc. and FNY Managed Accounts LLC (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

10.46
Promissory Note dated July 31, 2015, made by FNY Managed Accounts LLC in favor of Overstock.com, Inc. (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed August 5, 2015 (File No. 000-49799)).

10.47
Master Lease Agreement dated as of November 6, 2015 with U.S. Bank Equipment Finance, a division of U.S. Bank National Association but delivered and effective November 23, 2015 (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed November 25, 2015 (File No. 000-49799)).

10.48
Schedule to Master Lease Agreement dated as of November 16, 2015 but delivered and effective November 23, 2015 (incorporated by reference to exhibit 10.2 to our report on Form 8-K filed November 25, 2015 (File No. 000-49799)).

10.49
Settlement Agreement dated as of January 26, 2016 with, among other parties, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Merrill Lynch Professional Clearing Corporation (incorporated by reference to exhibit 10.1 to our report on Form 8-K filed February 3, 2016 (File No. 000-49799)).

*21	Subsidiaries of the Registrant

*23	Consent of Independent Registered Public Accounting Firm

24	Powers of Attorney (see signature page)

*31.1	Exhibit 31 Certification of Principal Executive Officer

*31.2	Exhibit 31 Certification of Principal Financial Officer

*32.1	Section 1350 Certification of Principal Executive Officer

*32.2	Section 1350 Certification of Principal Financial Officer

101(b)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2015, 2014, and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and (vi) Notes to Consolidated Financial Statements.

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

* Filed herewith.
** Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2016.

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

Signature	Title	Date

/s/ PATRICK M. BYRNE Patrick M. Byrne	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
/s/ JONATHAN E. JOHNSON III Jonathan E. Johnson III	Chairman of the Board	March 8, 2016
/s/ STORMY D. SIMON Stormy D. Simon	President and Director	March 8, 2016
/s/ ROBERT P. HUGHES Robert P. Hughes	Senior Vice President, Finance and Risk Management (Principal Financial Officer and Principal Accounting Officer)	March 8, 2016
/s/ ALLISON H. ABRAHAM Allison H. Abraham	Director	March 8, 2016
/s/ BARCLAY F. CORBUS Barclay F. Corbus	Director	March 8, 2016
/s/ KIRTHI KALYANAM Kirthi Kalyanam	Director	March 8, 2016
/s/ SAMUEL A. MITCHELL Samuel A. Mitchell	Director	March 8, 2016
/s/ JOSEPH J. TABACCO, JR. Joseph J. Tabacco, Jr.	Director	March 8, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Overstock.com, Inc.:
We have audited the accompanying consolidated balance sheets of Overstock.com, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Overstock.com, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Overstock.com, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Salt Lake City, Utah
March 8, 2016

Overstock.com, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$170,262	$181,641
Restricted cash	430	580
Accounts receivable, net	16,128	18,963
Inventories, net	20,042	26,208
Prepaid inventories, net	1,311	3,214
Deferred tax assets, net	26,305	14,835
Prepaids and other current assets	13,985	12,621
Total current assets	248,463	258,062
Fixed assets, net	93,696	52,071
Precious metals	9,722	10,905
Deferred tax assets, net	37,891	50,331
Intangible assets, net	14,656	235
Goodwill	15,387	2,784
Other long-term assets	9,314	2,477
Total assets	$429,129	$376,865
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,705	$112,787
Accrued liabilities	83,387	81,564
Deferred revenue	50,944	48,451
Finance obligations, current	1,059	—
Other current liabilities	676	—
Total current liabilities	258,771	242,802
Long-term debt	9,488	—
Finance obligations, non-current	4,535	—
Other long-term liabilities	6,974	4,843
Total liabilities	279,768	247,645
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,634 and 27,241
Outstanding shares - 25,234 and 24,037	3	2
Additional paid-in capital	370,047	366,252
Accumulated deficit	(166,420)	(153,864)
Accumulated other comprehensive loss	(1,430)	(621)
Treasury stock:
Shares at cost - 2,400 and 3,204	(51,747)	(82,531)
Equity attributable to stockholders of Overstock.com, Inc.	150,453	129,238
Equity attributable to noncontrolling interests	(1,092)	(18)
Total equity	149,361	129,220
Total liabilities and stockholders’ equity	$429,129	$376,865

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue, net
Direct	$137,783	$147,460	$156,032
Partner and other	1,520,055	1,349,643	1,148,185
Total net revenue	1,657,838	1,497,103	1,304,217
Cost of goods sold
Direct(1)	128,077	129,253	136,282
Partner and other	1,225,107	1,088,791	920,275
Total cost of goods sold	1,353,184	1,218,044	1,056,557
Gross profit	304,654	279,059	247,660
Operating expenses:
Sales and marketing(1)	124,468	109,461	91,609
Technology(1)	98,533	86,258	71,788
General and administrative(1)	82,187	71,777	68,169
Restructuring	—	(360)	(471)
Total operating expenses	305,188	267,136	231,095
Operating (loss) income	(534)	11,923	16,565
Interest income	155	152	127
Interest expense	(140)	(39)	(113)
Other income (expense), net	3,634	1,169	(235)
Income before income taxes	3,115	13,205	16,344
Provision (benefit) for income taxes	1,895	4,404	(68,034)
Consolidated net income	$1,220	$8,801	$84,378
Less: Net loss attributable to noncontrolling interests	(1,226)	(53)	—
Net income attributable to stockholders of Overstock.com, Inc.	$2,446	$8,854	$84,378
Net income per common share—basic:
Net income attributable to common shares—basic	$0.10	$0.37	$3.56
Weighted average common shares outstanding—basic	24,612	23,999	23,714
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.10	$0.36	$3.47
Weighted average common shares outstanding—diluted	24,703	24,317	24,294
____________________________________________________________

(1) Includes stock-based compensation as follows (Note 15):
Cost of goods sold — direct	$179	$181	$154
Sales and marketing	217	336	167
Technology	646	751	352
General and administrative	2,484	2,767	2,578
Total	$3,526	$4,035	$3,251

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year ended December 31,
	2015	2014	2013
Consolidated net income	$1,220	$8,801	$84,378
Other comprehensive loss:
Unrealized loss on cash flow hedges, net of benefit for taxes of $513, $387, and $0	(809)	(621)	—
Other comprehensive loss	(809)	(621)	—
Comprehensive income	$411	$8,180	$84,378
Less: Comprehensive loss attributable to noncontrolling interests	(1,226)	(53)	—
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$1,637	$8,233	$84,378

See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of year	27,241	26,909	26,481
Common stock issued upon vesting of restricted stock	377	302	339
Exercise of stock options	16	30	89
Balance at end of year	27,634	27,241	26,909

Number of treasury stock shares
Balance at beginning of year	3,204	3,124	3,030
Issuance of treasury stock	(908)	—	—
Purchases of treasury stock	104	80	94
Balance at end of year	2,400	3,204	3,124
Total number of outstanding shares	25,234	24,037	23,785

Common stock	$3	$2	$2

Additional paid-in capital
Balance at beginning of year	$366,252	$361,706	$356,895
Stock-based compensation to employees and directors	3,526	4,035	3,251
Exercise of stock options	269	511	1,560
Balance at end of year	$370,047	$366,252	$361,706

Accumulated deficit
Balance at beginning of year	$(153,864)	$(162,718)	$(247,096)
Net income attributable to stockholders of Overstock.com, Inc.	2,446	8,854	84,378
Deficiency in cost of treasury stock issued	(15,002)	—	—
Balance at end of year	$(166,420)	$(153,864)	$(162,718)

Accumulated other comprehensive loss
Balance at beginning of year	$(621)	$—	$—
Net other comprehensive loss	(809)	(621)	—
Balance at end of year	$(1,430)	$(621)	$—

Treasury stock
Balance at beginning of year	$(82,531)	$(80,230)	$(78,839)
Issuance of treasury stock	33,151	—	—
Purchases of treasury stock	(2,367)	(2,301)	(1,391)
Balance at end of year	(51,747)	(82,531)	(80,230)
Total equity attributable to stockholders of Overstock.com, Inc.	$150,453	$129,238	$118,760

Equity attributable to noncontrolling interests
Balance at beginning of year	$(18)	$—	$—
Net loss attributable to noncontrolling interests	(1,226)	(53)	—
Paid-in capital attributable to noncontrolling interests	152	35	—
Total equity attributable to noncontrolling interests	$(1,092)	$(18)	$—

Total equity	$149,361	$129,220	$118,760
See accompanying notes to consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$1,220	$8,801	$84,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of fixed assets	23,516	17,961	14,433
Amortization of intangible assets	1,581	103	89
Stock-based compensation to employees and directors	3,526	4,035	3,251
Deferred income taxes	1,483	3,741	(68,520)
Amortization of debt issuance costs	21	—	—
Loss on investment in precious metals	1,183	1,269	1,457
Loss on investment in cryptocurrency	152	8	—
Restructuring reversals	—	(360)	(471)
Ineffective portion of loss on cash flow hedge	124	—	—
Termination costs of cryptobond financing	850	—	—
Other	9	(16)	(15)
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	1,000	200
Accounts receivable, net	3,463	(2,916)	3,226
Inventories, net	6,166	835	(579)
Prepaid inventories, net	1,903	(1,410)	108
Prepaids and other current assets	(1,338)	(1,455)	(536)
Other long-term assets, net	66	26	2
Accounts payable	10,482	21,652	28,180
Accrued liabilities	(4,153)	15,607	17,959
Deferred revenue	2,493	11,130	(1,090)
Other long-term liabilities	1,769	823	1,573
Net cash provided by operating activities	54,516	80,834	83,645
Cash flows from investing activities:
Purchases of marketable securities	(14)	(23)	(132)
Sales of marketable securities	35	77	292
Purchases of intangible assets	(225)	(135)	(13)
Investment in precious metals	—	(2,496)	(8,080)
Investment in cryptocurrency	—	(300)	—
Equity method investment	(152)	(250)	—
Disbursements for note receivable	(5,000)	—	—
Cost method investments	(7,000)	—	—
Acquisitions of businesses, net of cash acquired	(10,601)	—	—
Expenditures for fixed assets, including internal-use software and website development	(59,513)	(41,346)	(18,067)
Proceeds from sale of fixed assets	39	43	—
Net cash used in investing activities	(82,431)	(44,430)	(26,000)
Cash flows from financing activities:
Payments on capital lease obligations	(362)	(325)	(2,563)
Paydown on direct financing arrangement	(309)	(282)	(258)
Payments on finance obligations	(104)	—	—
Payments on interest swap	(57)	—	—
Proceeds from finance obligations	5,698	—	—
Proceeds from short-term debt	5,500	—	—
Payments on short-term debt	(750)	—	—
Proceeds from long-term debt	9,488	—	—
Change in restricted cash	150	—	125
Proceeds from exercise of stock options	270	511	1,560
Purchase of treasury stock	(2,367)	(2,301)	(1,391)
Payment of debt issuance costs	(621)	(1,031)	—
Net cash provided by (used in) financing activities	16,536	(3,428)	(2,527)
Net (decrease) increase in cash and cash equivalents	(11,379)	32,976	55,118
Cash and cash equivalents, beginning of year	181,641	148,665	93,547
Cash and cash equivalents, end of year	$170,262	$181,641	$148,665

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows
(Continued)
(in thousands)

	Year ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$224	$47	$71
Taxes paid	273	76	546
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$6,290	$1,410	$219
Equipment acquired under capital lease obligations	362	325	2,563
Capitalized interest cost	157	26	—
Acquisition of businesses through stock issuance	18,149	—	—
Change in value of cash flow hedge	1,265	1,008	—

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

We are an online retailer offering a broad range of price-competitive brand name, non-brand name and closeout products, including furniture, home decor, bedding and bath, housewares, jewelry and watches, apparel and designer accessories, health and beauty products, electronics and computers, and sporting goods, among other products. We also sell hundreds of thousands of best seller and current run books, magazines, CDs, DVDs and video games (“BMMG”). We sell these products and services through our Internet websites located at www.overstock.com, www.o.co and www.o.biz (referred to collectively as the “Website”). Although our three websites are located at different domain addresses, the technology and equipment and processes supporting the Website and the process of order fulfillment described herein are the same for all three websites.

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

For purposes of comparability, we reclassified certain immaterial amounts in the prior periods presented to conform with the current year presentation.

2. ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include our accounts and the accounts of our wholly-owned and majority-owned subsidiaries. All intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. Estimates are used for, but not limited to, investment valuation, receivables valuation, valuation of derivative financial instruments, revenue recognition, sales returns, incentive discount offers, inventory valuation, depreciable lives of fixed assets and internally-developed software, goodwill valuation, intangible asset valuation, income taxes, stock-based compensation, performance-based compensation, and contingencies. We also used estimates in our valuation of recently acquired intangible assets. Actual results could differ materially from these estimates.

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $28.1 million and $135.1 million at December 31, 2015 and 2014, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of December 31, 2015 and December 31, 2014 as indicated (in thousands):

	Fair Value Measurements at December 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,102	$28,102	$—	$—
Trading securities held in a “rabbi trust” (1)	68	68	—	—
Total assets	$28,170	$28,170	$—	$—
Liabilities:
Derivatives (2)	$2,356	$—	$2,356	$—
Deferred compensation accrual “rabbi trust” (3)	70	70	—	—
Total liabilities	$2,426	$70	$2,356	$—

	Fair Value Measurements at December 31, 2014:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$135,092	$135,092	$—	$—
Trading securities held in a “rabbi trust” (1)	90	90	—	—
Total assets	$135,182	$135,182	$—	$—
Liabilities:
Derivatives (2)	$1,008	$—	$1,008	$—
Deferred compensation accrual “rabbi trust” (3)	94	94	—	—
Total liabilities	$1,102	$94	$1,008	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

Our other financial instruments, including cash, restricted cash, accounts receivable, accounts payable, accrued liabilities and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Restricted investments

We have a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) for senior management. Deferred compensation amounts are invested in mutual funds held in a “rabbi trust” and are restricted for payment to the participants of the NQDC Plan. We account for our investments held in the trust in accordance with Accounting Standards Codification (“ASC”) No. 320 “Investments — Debt and Equity Securities.” The investments held in the trust are classified as trading securities. The fair value of the investments held in the trust totaled $68,000 at December 31, 2015 and are included in Other current and Other long-term assets in the consolidated balance sheets. Our gains and losses on these investments were immaterial for the years ended December 31, 2015 and 2014.

Accounts receivable

Accounts receivable consist primarily of trade amounts due from customers in the United States and from uncleared credit card transactions at period end. Accounts receivable are recorded at invoiced amounts and do not bear interest.

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $465,000 and $511,000 at December 31, 2015 and 2014, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At December 31, 2015 and 2014, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Cost of goods sold - direct	$283	$282	$380
Technology	22,126	16,651	12,917
General and administrative	1,107	1,028	1,136
Total depreciation, including internal-use software and website development	$23,516	$17,961	$14,433

Capitalized interest

We capitalize interest cost incurred on debt during the construction of major projects. Capitalized interest for the years ended December 31, 2015 and 2014 were $157,000 and $26,000.

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

During the years ended December 31, 2015 and 2014, we capitalized $18.1 million and $13.9 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs associated with internal-use software and website development was $14.4 million and $10.8 million for those respective periods.

Cost and equity method investments

At December 31, 2015, we held noncontrolling interests (less than 20%) in three privately held entities. The total aggregate amount of our three investments was $7.0 million and the investments are recognized as cost method investments included in Other long-term assets in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At December 31, 2015, the carrying amount of the investments was $7.0 million. We recognized no impairment losses during the years ended December 31, 2015 and 2014.

During 2014, we formed Medici Inc., doing business as tØ.com, to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses, and own the fintech and software, which we refer to collectively as the tØ technology or the tØ software. Also during 2014, we acquired a 24.9% interest in Pro Securities LLC, a broker-dealer operating a registered alternative trading system or ATS, which we subsequently contributed to Medici in connection with its efforts to develop the tØ technology. The initial purchase price for the investment was $250,000 and is accounted for as an equity method investment included in Other long-term assets in our consolidated balance sheets.

At December 31, 2015, the difference between the carrying value of our investment in Pro Securities and the amount of underlying equity in net assets of the investee was not significant. Our proportionate share of the net income or loss of our equity method investee for the years ended December 31, 2015 and 2014 was not significant. When we record our proportionate share of net income, it increases income (or decreases loss) in our consolidated statements of income and our carrying value in that investment. Conversely, when we record our proportionate share of a net loss, it decreases income (or increases loss) in our consolidated statements of income and our carrying value in that investment.

tØ.com has licensed tØ technology on a non-exclusive basis to Pro Securities LLC. tØ.com is an entity that is 81% owned by us and 19% owned by current employees of Medici. This entity is included in our consolidated financial statements. Intercompany transactions with the entity have been eliminated and the amounts of contributions and gains or losses that are attributable to noncontrolling interests are disclosed in our consolidated financial statements. During the year ended December 31, 2015, we purchased an additional 5.9% interest in tØ.com (for a total ownership interest of 81%). During the year ended December 31, 2015, Medici also entered into an agreement to acquire the remaining 75.1% interest in Pro Securities (for a total ownership interest of 100%) as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets.

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

Precious metals

Our precious metals consisted of $5.7 million in gold and $4.0 million in silver at December 31, 2015 and $6.3 million in gold and $4.6 million in silver at December 31, 2014. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on investments in precious metals were $1.2 million, $1.3 million, and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired in business combinations. For the year ended December 31, 2015, we recognized $12.6 million in goodwill related to an asset acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets.

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

In accordance with this guidance, we test for impairment of goodwill in the fourth quarter or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the years ended December 31, 2015, 2014 and 2013.

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

During the year ended December 31, 2015, we acquired $15.8 million of intangible assets other than goodwill related to an asset acquisition as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $1.6 million for the year ended December 31, 2015. Amortization expense for intangible assets other than goodwill was not significant for the years ended December 31, 2014 and 2013.

Intangible assets consist of the following (in thousands):

	December 31,
	2015	2014
Acquired intangible assets	$15,776	$—
Intangible assets, other	1,355	1,130
	17,131	1,130
Less: accumulated amortization of intangible assets	(2,475)	(895)
Total intangible assets, net	$14,656	$235

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the years ended December 31, 2015, 2014 and 2013.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $226,000 and $340,000 at December 31, 2015 and 2014, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of income. Losses on cryptocurrency holdings were $152,000 and $8,000 during the years ended December 31, 2015 and 2014.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. The notional amounts under our hedges were $20.5 million and zero at December 31, 2015 and 2014, respectively.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges (1)	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Year ended December 31, 2015
Interest rate swap	$(809)	Interest expense	$—	Other income (expense)	$(124)

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Year ended December 31, 2015
Interest rate swap	Current and Other long-term liabilities	2023	$20,466	$(2,397)	$(1,008)	$(1,389)	$(2,397)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our website and from other sources. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 20—Business Segments).

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

Partner and other revenue

Partner and other revenue is derived primarily from merchandise sales of inventory owned by our partners which they generally ship directly to our consumers and businesses. Partner and other revenue comes from merchandise sales that occur primarily through our Website, but may also occur through offline and other channels.

Club O loyalty program

We have a customer loyalty program called Club O Gold for which we sell annual memberships. We also introduced an introductory customer loyalty program called Club O Silver for customers who agree to receive promotional emails. For Club O Gold memberships, we record membership fees as deferred revenue and we recognize revenue ratably over the membership period. Both the Club O Gold and Club O Silver loyalty programs allow members to earn Club O Reward dollars for qualifying purchases made on our Website. We also have a co-branded credit card program (see Co-branded credit card revenue below for more information). Co-branded cardholders are also Club O Gold members and earn additional reward dollars for purchases made on our Website, and from other merchants.

We account for these transactions as multiple element arrangements and allocate revenue to the elements using their relative fair values. We include the value of reward dollars earned in deferred revenue and we record it as a reduction of revenue at the time the reward dollars are earned.

Club O Reward dollars earned may be redeemed on future purchases made through our Website. Club O Gold membership reward dollars expire 90 days after the customer’s Club O Gold membership expires. Club O Silver reward dollars expire 90 days after they are earned if no additional qualifying purchases are made during that period. We recognize revenue for Club O Reward dollars when customers redeem their reward dollars as part of a purchase on our Website. When Club O Reward dollars expire, we recognize reward dollar breakage as Other income in our consolidated statements of income.

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

 We periodically enter into agreements with other parties to jointly market ancillary products or services on our website. As a result of those agreements, we sometimes receive payments in advance of performing our obligations under those agreements. Such payments received before we perform our obligations are initially recorded as deferred revenue and then recognized over our service period.

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

The allowance for returns was $17.9 million and $15.5 million at December 31, 2015 and 2014, respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $240,000 and $129,000 at December 31, 2015 and 2014, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Year ended December 31,
	2015		2014		2013
Total revenue, net	$1,657,838	100%	$1,497,103	100%	$1,304,217	100%
Cost of goods sold
Product costs and other cost of goods sold	1,279,766	77%	1,152,489	77%	999,519	77%
Fulfillment and related costs	73,418	4%	65,555	4%	57,038	4%
Total cost of goods sold	1,353,184	82%	1,218,044	81%	1,056,557	81%
Gross profit	$304,654	18%	$279,059	19%	$247,660	19%

 Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $115.0 million, $99.6 million and $82.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $1.2 million and $1.5 million at December 31, 2015 and 2014, respectively.

Stock-based compensation

We measure compensation expense for all outstanding unvested share-based awards at fair value on the date of grant and recognize compensation expense over the service period for awards expected to vest at the greater of a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from estimates, such amounts are recorded as an adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, and historical experience. Actual results may differ substantially from these estimates (see Note 15—Stock-Based Awards).

Loss contingencies

In the normal course of business, we are involved in legal proceedings and other potential loss contingencies. We accrue a liability for such matters when it is probable that a loss has been incurred and the amount can be reasonably estimated. When only a range of probable loss can be estimated, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. We expense legal fees as incurred (see Note 12—Commitments and Contingencies).

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

We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated income statement. Accrued interest and penalties are included within the related tax liability line in our consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013
Net income attributable to stockholders of Overstock.com, Inc.	$2,446	$8,854	$84,378
Net income per common share—basic:
Net income attributable to common shares—basic	$0.10	$0.37	$3.56
Weighted average common shares outstanding—basic	24,612	23,999	23,714
Effect of dilutive securities:
Stock options and restricted stock awards	91	318	580
Weighted average common shares outstanding—diluted	24,703	24,317	24,294
Net income attributable to common shares—diluted	$0.10	$0.36	$3.47

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Year ended December 31,
	2015	2014	2013
Stock options and restricted stock units	323	291	154

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change prospectively to the measurement of inventory after the date of adoption. We do not intend to adopt the standard before the effective date. We are evaluating the effect that ASU 2015-11 will have on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and eliminates the requirement to retrospectively account for those adjustments. The new standard becomes effective for us on January 1, 2016. Early adoption is permitted. The standard requires entities to apply this change prospectively to adjustments to provisional amounts that occur after the effective date of this update. We do not expect that ASU 2015-16 will have a material impact on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change on either a prospective or retrospective basis for the periods presented. We do not intend to adopt the standard before the effective date. We have not yet selected a transition method. The adoption of this standard will cause us to reclassify our current deferred tax assets to long-term deferred tax assets in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The new standard also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard becomes effective for us on January 1, 2019. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our crypto-initiatives, on August 26, 2015 Cirrus Services LLC, a wholly owned subsidiary of Medici, Inc., which is a majority owned subsidiary of Overstock.com, Inc., entered into an asset purchase agreement with Cirrus Technologies LLC. On August 26, 2015 the transaction closed, and Cirrus Services LLC acquired all or substantially all of Cirrus Technologies LLC’s assets for a purchase price of $29.1 million, consisting of approximately $11.0 million in cash and 908,364 shares of Overstock’s common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by Medici, Inc., through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill. We do not expect to record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes. During the year ended December 31, 2015, we recognized $1.1 million in acquisition costs which were included in general and administrative expenses in our consolidated income statement.

In connection with the Cirrus Technology asset acquisition, on August 26, 2015 Medici also entered into (i) an agreement to purchase all of the outstanding membership interests in SpeedRoute LLC (“SpeedRoute”) and (ii) an agreement to purchase all of the outstanding membership interests not already owned by Medici in Pro Securities, LLC (“Pro Securities”), each of which was under common control with Cirrus Technology by a party that holds a noncontrolling interest in Medici. SpeedRoute and Pro Securities are privately-held registered broker dealers, and these acquisitions were subject to certain approvals and conditions, which were satisfied subsequent to December 31, 2015. In January 2016, the acquisition of SpeedRoute and Pro Securities closed. The aggregate consideration paid for the interests acquired in SpeedRoute and Pro Securities was $600,000.

Determination and allocation of the purchase price is based upon preliminary estimates and assumptions that will be finalized when the acquisition is completed in its entirety upon the closing of SpeedRoute and Pro Securities. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible and intangible assets acquired and liabilities assumed. Any change could result in variances between our future financial results and the amounts recognized in the accompanying condensed consolidated financial statements as of and for the period ended December 31, 2015, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$10,601
Common stock issued	18,149
$28,750
Allocation
Goodwill	$12,603
Intangibles	15,776
Accounts receivable	628
Property and equipment	233
Other liabilities assumed	(490)
$28,750

The following table details the identifiable intangible assets acquired at their fair value and remaining useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	5.79
Customer relationships	1,862.47
Trade names	294	9.55
Other	20
Total acquired intangible assets as of the acquisition date	15,776
Less: accumulated amortization of acquired intangible assets	(1,471)
Total acquired intangible assets, net as of December 31, 2015	$14,305

The expense for amortizing acquired intangible assets in connection with this acquisition was $1.5 million for the year ended December 31, 2015.

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

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition date. The net sales and operating loss of the acquired company included in our financial statements was $1.9 million and $769,000, respectively, for the year ended December 31, 2015. The net sales of the acquired entity were generated primarily from transactions with SpeedRoute.

The following unaudited pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Net revenues	$1,661,540	$1,499,944	$1,306,454
Operating income	$640	$10,185	$11,943

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of 2013, nor should it be taken as indicative of our future consolidated results of operations.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable, other	$9,023	$11,292
Credit card receivables	7,570	8,182
	16,593	19,474
Less: allowance for doubtful accounts	(465)	(511)
Accounts receivable, net	$16,128	$18,963

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Product inventory	$12,710	$17,117
Inventory in-transit	$7,332	$9,091
Total inventories, net	$20,042	$26,208

6. PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid maintenance	$8,340	$6,872
Prepaid other	4,401	4,231
Prepaid advertising	1,244	1,518
Total prepaids and other assets	$13,985	$12,621

7. FIXED ASSETS

Fixed assets consist of the following (in thousands):

	December 31,
	2015	2014
Computer hardware and software, including internal-use software and website development	$175,701	$156,700
Construction in progress - building	44,811	5,810
Land	10,861	10,861
Furniture and equipment	11,396	10,605
Leasehold improvements	7,753	7,630
	250,522	191,606
Less: accumulated depreciation	(156,826)	(139,535)
Total fixed assets, net	$93,696	$52,071

Depreciation of property and equipment totaled $23.5 million, $18.0 million, and $14.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, we retired $6.2 million of fully depreciated fixed assets that were removed from service in 2015.

Fixed assets included assets under capital leases and finance obligations of $10.0 million and $4.7 million, at December 31, 2015 and 2014, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $4.6 million and $2.8 million, at December 31, 2015 and 2014, respectively.

Depreciation expense of assets recorded under capital leases and finance obligations was $1.6 million, $707,000 and $429,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

8. OTHER LONG-TERM ASSETS

Other long-term assets consist of the following (in thousands):

	December 31,
	2015	2014
Cost method investments	$7,000	$—
Other long-term assets	840	472
Prepaid expenses, long-term portion	778	1,156
Capitalized debt issuance costs	696	849
Total other long-term assets	$9,314	$2,477

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accounts payable accruals	$22,128	$20,682
Allowance for returns	17,896	15,531
Other accrued expenses	13,620	13,497
Accrued marketing expenses	13,373	12,167
Accrued compensation and other related costs	8,295	6,682
Accrued freight	3,868	5,115
Accrued taxes	1,463	2,639
Accrued professional expenses	1,115	954
Inventory received but not invoiced	828	3,048
Credit card processing fee accrual	607	776
Facility lease accruals	194	473
Total accrued liabilities	$83,387	$81,564

10. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	December 31,
	2015	2014
Payments owed or received prior to product delivery	$28,811	$30,608
Club O membership fees and reward points	13,094	8,008
In store credits	4,451	5,389
Unredeemed gift cards	3,375	2,872
Other	1,213	1,574
Total deferred revenue	$50,944	$48,451

11. BORROWINGS

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We have satisfied the conditions necessary to borrow under the Facility, including making the required cash contributions toward the Project. In the future, we may be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We began borrowing under the facility in October 2015.

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

Amounts outstanding under the Real Estate Loan and the Term Loan carry an interest rate based on one-month LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%. However, we have entered into interest rate swap agreements designed to fix our interest rate on the Real Estate Loan and the Term Loan at approximately 4.6% annually (see Derivative financial instruments in Note 2. Accounting Policies). Monthly payments of interest only will be due and payable on the Real Estate Loan prior to conversion. Following conversion, we are required to make monthly payments of principal estimated to be $1.1 million annually plus interest, with a balloon payment of all unpaid principal (estimated to be $38.0 million) and interest on October 1, 2023. Amounts outstanding under the Revolving Loan will carry an interest rate based on LIBOR plus 2.00% or an Alternate Base Rate plus 1.00%.

We are required to maintain compliance as of the end of each calendar quarter beginning with the quarter ending December 31, 2014 with the following financial covenants:

•	a fixed charge coverage ratio on a trailing 12-month basis of no less than 1.15 to 1.00;

•	a cash flow leverage ratio on a trailing 12-month basis not greater than 3.00 to 1.00 during the Construction Phase (as defined in the Loan Agreement);

•	a cash flow leverage ratio not greater than 2.50 to 1.00 following the Construction Phase, and

•	minimum liquidity of at least $50.0 million.

At December 31, 2015 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate.

Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of December 31, 2015 we had borrowed $9.5 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value.

Future principal payments on the Facility as of December 31, 2015, are as follows (in thousands):

Payments due by period:
2016	$—
2017	1,145
2018	1,145
2019	1,145
2020	1,145
Thereafter	4,908
$9,488

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Also in November 2015, we entered into a Schedule to the Master Lease Agreement (the “Schedule”). Under the Master Lease

Agreement and Schedule we entered into a lease pursuant to which we sold certain assets (the "Leased Assets") to the Lessor, which we simultaneously leased back for a period of 60 months and financed certain software licenses (inclusive in the "Leased Assets") for a period of 60 months for proceeds totaling approximately $5.7 million. We have the right to repurchase the Leased Assets at the end of the term for $1.00. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. Payments on the Master Lease Agreement are due monthly. The weighted average effective interest rate of our leases under the Master Lease Agreement was 3.62% at December 31, 2015. We have accounted for the Master Lease Agreement as a financing transaction and amounts owed are included in Finance Obligations, current and non-current in the consolidated balance sheets. We recorded no gain or loss as a result of this transaction. The Master Lease Agreement allows for lease financing of up to $20 million. Our liability under the Master Lease Agreement approximates fair value.

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At December 31, 2015 we were in compliance with these financial covenants.

Future principal payments of finance obligations as of December 31, 2015, are as follows (in thousands):

Payments due by period:
2016	$1,059
2017	1,098
2018	1,138
2019	1,179
2020	1,120
Thereafter	—
$5,594

Cryptobonds

In June 2015, as part of an initial demonstration of the fintech and crypto software that Medici has developed, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed “cryptobond” from us for $500,000 in cash. In November 2015, we redeemed the debt for principal plus accrued interest. Dr. Byrne waived his right to receive a redemption premium from us. The terms of the bond included a fixed annual interest rate of 7.0%.

In July 2015, as an additional step in demonstrating the viability of the technology, we issued an additional privately-placed cryptobond debt to an unaffiliated purchaser for $5.0 million in cash and concurrently made a $5.0 million loan to the purchaser. Both of these instruments were subsequently repaid. The debt we issued had a 7.0% annual interest rate and put and call rights that allowed us to redeem the debt at 105.0% of the principal amount, and allow the holder to require us to repurchase the debt at 102.5% of the principal amount. The $5.0 million loan we made to the purchaser had a 3.0% annual interest rate, resulting in an effective net interest rate payable of 4.0%. Both instruments had 5-year terms. The terms of our loan to the purchaser required concurrent settlement of both instruments, whether at maturity or pursuant to the exercise of the put or call features. In November 2015, we repaid the cryptobond debt and offset that repayment with our $5.0 million loan. The net interest and redemption premium due to the unaffiliated purchaser was approximately $312,000. At December 31, 2015, no amounts were outstanding to either party.

U.S. Bank letters of credit

At December 31, 2015 and 2014, letters of credit totaling $430,000 and $580,000, respectively, were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card. At December 31, 2014, $803,000 was outstanding and $4.2 million was available under the Purchasing Card.

Capital leases

During the years ended December 31, 2015 and 2014, we entered into capital lease arrangements of computer equipment for $362,000 and $325,000 respectively. These arrangements will expire in 2017 and are not inclusive of our finance obligations under the Master Lease Agreement described above. In order to obtain discounted pricing, we prepaid the entire $362,000 and $325,000 shortly after entering into the respective agreements. As such, we have no future payment obligations under these capital leases at December 31, 2015.

12. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of December 31, 2015, are as follows (in thousands):

Payments due by period:
2016	$10,782
2017	6,364
2018	5,987
2019	5,785
2020	4,069
Thereafter	24,513
$57,500

Rental expense for operating leases totaled $12.7 million, $11.7 million and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Naming rights

During 2011, we entered into a six-year agreement with the Oakland-Alameda County Coliseum Authority ("OACCA") for the right to name the Oakland Alameda County Coliseum. Amounts shown below represent annual payments due OACCA for the naming rights. We have the right to terminate this agreement at our sole option, subject to payment of a termination fee.

Minimum future payments under the naming rights agreement as of December 31, 2015, are as follows (in thousands):

Payments due by period
2016	1,391
$1,391

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of December 31, 2015, are as follows (in thousands):

Payments due by period:
2016	2,118
$2,118

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

On February 2, 2007, along with five shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and also in the original complaint and by later amendment, against eight other defendant banks. The suit alleged that the defendants, who controlled over 80% of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. Owing to its bankruptcy filing in 2008, we elected not to pursue our claims against one of the defendants. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. Following this settlement, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The Court of Appeal issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of the Merrill Lynch Defendants, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case was remitted to the Court of Appeal, and subsequently to the trial court for final trial preparation and trial of our claims against the Merrill Lynch Defendants. On June 9, 2015 we filed suit against the Goldman Defendants in the Superior Court of New Jersey, County of Hudson alleging inter alia violations of New Jersey’s RICO statute (the “New Jersey Action”). On June 10, 2015 we settled the New Jersey Action. On January 26, 2016 we entered into a settlement agreement with the Merrill Lynch Defendants whereby the Merrill Lynch Defendants agreed to pay us and our co-plaintiffs $20 million, which will conclude the litigation in its entirety.

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

On September 29, 2010, a trustee in bankruptcy filed an adversary proceeding against us in the matter of In re: Petters Company, Inc., a case filed in United States Bankruptcy Court, in the District of Minnesota. The complaint alleges principal causes of action against us under various Bankruptcy Code sections and the Minnesota Fraudulent Transfer Act, to recover damages for alleged transfers of property from the Petters Company occurring prior to the filing of the case initially as a civil receivership in October 2008. The trustee’s complaint alleges such transfers occurred in at least one note transaction whereby we transferred at least $2.3 million and received in return transfers totaling at least $2.5 million. The case is in its discovery stages. We filed a motion to dismiss on statute of limitations and other grounds. The court consolidated the issues in our motion with issues raised by motion in similar trustee-filed cases. The court issued legal rulings on these consolidated legal issues, and has allowed portions of the case to proceed to the discovery stage. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

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

On September 11, 2011, Droplets, Inc. filed suit against us and eight other defendants in the United States District Court in the Eastern District of Texas for infringement of a patent covering strings of programming code downloaded from a server to a client computer. The case was tried and on January 16, 2015 the jury rendered a verdict of infringement assessing damages in the amount of $4.0 million against us. Droplets filed a motion for injunctive relief, the payment of pre- and post-judgment interest, future royalties, attorney fees and costs. Droplets also alleged future royalties in the amount of $305,000 per month. We responded that we did not infringe and that in any event, the amount requested was not legally justified. We have taken steps to avoid a future infringement finding. Droplets also sought reimbursement of its attorneys fees in an unspecified amount. On February 1, 2016, the parties entered into a settlement agreement whereby we agreed to pay an undisclosed amount to Droplets. The settlement agreement was finalized on March 3, 2016, which concluded the matter in its entirety.

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

On September 30, 2013, Altaf Nazerali filed suit against us in the Supreme Court of British Columbia for vicarious liability for defamation, libel and slander. The suit relates to alleged representations about Nazerali found on the website deepcapture.com. The suit alleges that the representations were made by our Chief Executive Officer, Patrick Byrne, and two other individuals on deepcapture.com. The trial has concluded; however, the judgment of the Court has not yet been rendered. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

In June 2013, William French filed suit against us and 46 other defendants under seal in the Superior Court of the State of Delaware. The filing was unsealed on March 24, 2014. French brought the action on Delaware’s behalf for violations of Delaware’s unclaimed property laws and for recovery of the unredeemed gift card value allegedly attributable to Delaware residents. French’s complaint alleges that we, and other defendants, knowingly refused to fulfill obligations under Delaware's Abandoned Property Law by failing to report and deliver unclaimed gift card funds to the State of Delaware, and knowingly made, used or caused to be made or used, false statements and records to conceal, avoid or decrease an obligation to pay or transmit money to Delaware in violation of the Delaware False Claims and Reporting Act. The complaint seeks an injunction, monetary damages (including treble damages) penalties, and attorney's fees and costs. We, along with others, filed motions to dismiss the case. The court dismissed one count, but allowed one count to remain. We expect to proceed with discovery. The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made.

On September 18, 2015, we received a Tax Assessment from the Department of Revenue of the State of Washington asserting that we had nexus with Washington during the period January 1, 2008 to May 31, 2015 and assessing approximately $31.5 million in taxes, interest, and/or penalties asserted to be due, subject to future field verification by the Department of

Revenue, for the period. We recently received an additional Tax Assessment for the period of June 2015 through November 2015 in the amount of approximately $2.5 million in taxes, interest and/or penalties. The nature of the loss contingencies relating to the assessment is described above. We do not believe that we had nexus in Washington during the alleged period and we intend to vigorously contest this administrative action.

On October 28, 2015, Kobace LLC filed suit against us in the United States District Court, Eastern District of Texas alleging patent infringement of United States Patent No. 8,626,818 entitled “System and Method for Generating User Contexts for Targeted Advertising.” The nature of the loss contingencies relating to claims that have been asserted against us are described above. However, no estimate of the loss or range of loss can be made. We intend to vigorously defend this action.

We establish liabilities when a particular contingency is probable and estimable. At December 31, 2015, we have accrued $12.0 million in light of probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

13. INDEMNIFICATIONS AND GUARANTEES

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

14. STOCKHOLDERS' EQUITY

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid on our common stock through December 31, 2015.

15. STOCK BASED AWARDS

Stock Option Awards

Our board of directors adopted the 2005 Equity Incentive Plan and it was most recently amended and restated and re-approved by the stockholders on May 3, 2012 (as so amended and restated, the "Plan"). Under the Plan, the board of directors may issue incentive stock options to employees and directors of the Company and non-qualified stock options to consultants, as well as restricted stock units and other types of equity awards of the Company. Options granted under this Plan generally expire at the end of ten years and vest in accordance with a vesting schedule determined by our board of directors, usually over four years from the grant date. We did not grant any options during the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, 2.5 million shares of stock remained available for future grants under the Plan. We settle stock option exercises with newly issued common shares.

The following is a summary of stock option activity (in thousands, except per share data):

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding—beginning of year	224	$17.27	273	$17.30	364	$17.34
Exercised	(16)	16.94	(30)	17.08	(89)	17.45
Expired/Forfeited	(4)	18.26	(19)	18.00	(2)	17.08
Outstanding—end of year	204	$17.27	224	$17.27	273	$17.30
Options exercisable at year-end	204	$17.27	224	$17.27	273	$17.30
The following table summarizes information about stock options as of December 31, 2015 (in thousands, except per share data):

Options Outstanding				Options Exercisable
Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value
204	$17.27	1.14	$2	204	$17.27	1.14	$2
Stock options vest over four years at 28% at the end of the first year and 2% each month thereafter. The most recent stock options were granted in May 2008 and have fully vested. There was no stock based compensation related to stock options recorded during the years ended December 31, 2015, 2014 and 2013.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on our stock price of $12.28 as of December 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date.

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $92,000, $126,000, and $728,000, respectively. The total cash received from employees as a result of employee stock option exercises during the years ended December 31, 2015, 2014 and 2013 were approximately $269,000, $511,000, and $1.6 million, respectively. In connection with these exercises, there was no tax benefit realized due to our net operating loss position.

Restricted Stock Awards

For the years ended December 31, 2015, 2014 and 2013, we granted 239,000, 242,000 and 275,000 restricted stock units, respectively. The cost of restricted stock units is determined using the fair value of our common stock on the date of the grant and we recognize compensation expense over the three-year vesting schedule on a straight line basis or on an accelerated schedule when vesting of restricted stock awards exceeds a straight line basis. The weighted average grant date fair value of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $24.60, $28.24 and $16.12, respectively.

The following table summarizes restricted stock award activity (in thousands):

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	578	$16.70	704	$10.79	1,003	$8.81
Granted at fair value	239	24.60	242	28.24	275	16.12
Vested	(377)	12.34	(301)	11.87	(339)	10.23
Forfeited	(91)	24.35	(67)	17.70	(235)	9.38
Outstanding—end of year	349	$24.80	578	$16.70	704	$10.79

Restricted stock units granted in 2015 and 2014 vest over three years at 33.3% at the end of each of the first, second and third year. Restricted stock units granted in 2013 vest over three years at 40% at the end of the first year, 30% at the end of the second year and 30% at the end of the third year. Each restricted stock unit represents the right to one share of common stock upon vesting. During the years ended December 31, 2015, 2014 and 2013, we recorded stock based compensation related to restricted stock units of $3.5 million, $4.0 million and $3.3 million, respectively. Changes to the estimated forfeiture rate are accounted for as a cumulative effect of change in the period of such change.

16. EMPLOYEE RETIREMENT PLAN

We have a 401(k) defined contribution plan which permits participating employees to defer a portion of their compensation, subject to limitations established by the Internal Revenue Code. During the year ended December 31, 2013, employees who had completed six months of service and were 21 years of age or older were qualified to participate in the plan which provided matches of 50% of the first 6% of each participant's contributions to the plan subject to IRS limits. These contributions will vest based on the participant's years of service at 20% per year over five years. Participant contributions vest immediately. During the year ended December 31, 2014, we changed the plan to reduce the required service period to three months, to increase our match to 100% of the first 6% of each participant's contributions to the plan subject to IRS limits, and to vest our matching contributions immediately. Our matching contribution totaled $3.1 million, $2.4 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. No discretionary contributions were made to eligible participants for the years ended December 31, 2015, 2014 and 2013, respectively.

We have a Non-Qualified Deferred Compensation Plan for senior management. The plan allows eligible members of senior management to defer their receipt of compensation from us, subject to the restrictions contained in the plan. Participants are 100% vested in their deferred compensation amounts and the associated gains or losses. For our contributions, if any, and the associated gains or losses, the participants shall vest in those deferred compensation amounts according to a vesting schedule that we shall determine at the time our contribution is made. As of December 31, 2015, we have not made any contributions into the NQDC Plan. Participants are generally eligible to receive distributions from the plan two plan years subsequent to the plan year their initial deferral contribution is made. Deferred compensation amounts are held in a "rabbi trust," which invests primarily in mutual funds. The trust assets, which consist primarily of mutual funds, are recorded in our consolidated balance sheets because they are subject to the claims of our creditors. The corresponding deferred compensation liability represents the amounts deferred by the plan participants plus or minus any earnings or losses on the trust assets. The trust's assets totaled $68,000 and $90,000 at December 31, 2015 and December 31, 2014, respectively, and are included in Other current and long-term assets in the consolidated balance sheets. Gains and losses on these investments were immaterial for the years ended December 31, 2015, 2014 and 2013.

17. OTHER INCOME (EXPENSE), NET

Other income (expense), net consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Club O Rewards and gift card breakage	$5,911	$2,439	$1,187
Other	(120)	(1)	35
Ineffective portion loss of cash flow hedge	(124)	—	—
Termination costs of cryptobond financing	(850)	—	—
Loss on precious metals	(1,183)	(1,269)	(1,457)
Total other income (expense), net	$3,634	$1,169	$(235)

18. INCOME TAXES

For financial reporting purposes, income before income taxes includes the following components (in thousands):

	Years ended December 31,
	2015	2014	2013
United States	$3,358	$13,088	$16,319
Foreign	(243)	117	25
Total income before income taxes	$3,115	$13,205	$16,344

The provision (benefit) for income taxes for 2015, 2014 and 2013 consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$75	$210	$196
State	293	385	239
Foreign	44	68	51
Total current	412	663	486
Deferred:
Federal	1,808	3,777	(62,150)
State	(324)	(36)	(6,370)
Foreign	(1)	—	—
Total deferred	1,483	3,741	(68,520)
Total provision (benefit) for income taxes	$1,895	$4,404	$(68,034)

The provision (benefit) for income taxes for 2015, 2014 and 2013 differ from the amounts computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes for the following reasons (in thousands):

	Year ended December 31,
	2015	2014	2013
U.S. federal income tax provision (benefit) at statutory rate	$1,091	$4,622	$5,720
Change in valuation allowance	1,832	1,000	(69,937)
Lobbying expenses	243	266	209
Other	—	336	242
Adjustment to reserves in prior years (1)	—	—	4,418
State income tax expense, net of federal benefit	(20)	385	(4,828)
Non-deductible fines and penalties	(26)	(112)	2,387
Stock based compensation expense	(32)	(43)	(176)
Research and development credit	(1,193)	(2,050)	(6,069)
Income tax provision (benefit)	$1,895	$4,404	$(68,034)
 ___________________________________________

(1)
Adjustments to reserves in prior years includes (1) the effects of reconciling income tax amounts recorded in our consolidated income statement to amounts reflected on our tax returns, including any adjustments to the Consolidated Balance Sheets; and (2) reductions to the NOLs from previous acquisitions.

We account for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.

The components of our deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$47,793	$50,952
Accrued expenses	12,605	10,924
Research and development tax credits	8,574	7,382
Reserves and other	3,227	3,119
AMT and other tax credits	1,034	850
Gross deferred tax assets	73,233	73,227
Valuation allowance	(3,071)	(1,000)
Total deferred tax assets	70,162	72,227
Deferred tax liabilities:
Fixed assets	(4,569)	(5,786)
Prepaid expenses	(1,397)	(1,275)
Total deferred tax liabilities	(5,966)	(7,061)
Total deferred tax assets, net	$64,196	$65,166

At December 31, 2015, we had federal net operating loss carryforwards of approximately $149.3 million and state net operating loss carryforwards of approximately $139.4 million, which may be used to offset future taxable income. Of the total federal and state NOLs, $24.5 million was generated from stock option deductions and are not reflected in our deferred tax assets. The net tax benefit of $9.4 million will be credited to additional paid-in capital in our consolidated balance sheets under the "with-and-without" method of utilization for tax attributes. We utilize the with-and-without approach in determining if and when such excess tax benefits are realized. Under this approach excess tax benefits related to stock-based compensation are the last to be realized. Our NOLs begin to expire in 2019 to 2035 if unused. In accordance with an Internal Revenue Code section 382 study completed during 2014, the NOL carryforwards indicated above are not limited in future periods.

At December 31, 2015, we had income tax net operating loss carryforwards related to our international operations of approximately $630,000 with a five year carry forward and $528,000 which have an indefinite life. The carryforwards begin expiring in 2020 if unused.

At December 31, 2015, we had federal research credit carryforwards of approximately $9.2 million and state research credit carryforwards of approximately $4.7 million, which may be used to offset future income tax. These tax credits expire at various dates between 2021 and 2035. We do not have any indefinite lived intangibles and the remaining deferred tax assets have no expiration date.

Each quarter we assess the recoverability of our deferred tax assets under ASC 740. We are required to establish a valuation allowance for any portion of the assets that we conclude is not more likely than not realizable. Our assessment considers, among other things, the three year cumulative net income, positive pretax net income and taxable income, forecasts of our future taxable income, carryforward periods, our utilization experience with operating loss and tax credit carryforwards, and tax planning strategies. We have concluded based on all available positive and negative evidence it is more likely than not that our deferred tax assets as of December 31, 2015 arising from ordinary income and deductions and tax credits will be realized in the future, with the exception of current year operating losses generated by separate tax-filing subsidiaries in domestic and foreign jurisdictions and foreign deferred tax assets recorded as part of an acquisition. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $1.5 million has been recorded to reflect on the portion of the deferred tax assets that are more likely than not to be realized. We have also concluded it is unlikely that our deferred tax asset arising from unrealized capital losses will be realized in the future. On the basis of this evaluation, as of December 31, 2015, a valuation allowance of $1.6 million has been recorded to reflect only the portion of the deferred tax asset that is more likely than not to be realized. This assessment required significant judgment and estimates about our ability to generate revenue, gross profit, operating income and taxable income in future periods. Except as otherwise disclosed, there are no known trends, events, transactions or other uncertainties that are expected to negatively impact the future levels of taxable income. We will continue to monitor the need for a valuation allowance against our federal and state deferred tax assets on a quarterly basis.

A reconciliation of the beginning and ending tax contingencies, excluding interest and penalties, as of December 31, 2015 and 2014 is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Beginning balance	$4,128	$2,968	$231
Additions for tax positions related to the current year	751	959	2,737
Additions (reductions) for tax positions taken in prior years	(126)	201	—
Ending balance	$4,753	$4,128	$2,968

Accrued interest and penalties on tax contingencies as of December 31, 2015 and 2014 were $236,000 and $184,000, respectively.

We are subject to taxation in the United States and several state and foreign jurisdictions. Tax years beginning in 2011 are subject to examination by taxing authorities, although net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used. As of December 31, 2015, we were under audit by the Internal Revenue Service for our 2013 federal income tax return. The IRS has not indicated or communicated any deficiencies. We expect the audit to conclude in 2016.

We operate under an income tax holiday in Ireland, which is effective through December 31, 2015. The impact has been tax savings of approximately $23,000, $15,000 and $3,000 for December 31, 2015, 2014 and 2013.

We intend to reinvest the earnings of our non-U.S. subsidiaries in those operations. We have begun expansion of operations outside of the U.S. and have plans for additional expansion for which we have incurred and will continue to incur capital requirements. We have considered ongoing capital requirements of the parent company in the U.S. As of December 31, 2015, we had not made a provision for U.S. or additional foreign withholding taxes on approximately $366,000 of indefinitely reinvested foreign earnings. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends to the U.S. and under certain other circumstances. It is not practicable to estimate the amount of deferred taxes related to investments in these foreign subsidiaries.

19. RELATED PARTY TRANSACTIONS

On occasion, Haverford-Valley, L.C. (an entity owned by our Chief Executive Officer) and certain affiliated entities make travel arrangements for our executives and pay the travel related expenses incurred by our executives on company business. During the years ended December 31, 2015, 2014 and 2013 we reimbursed Haverford-Valley L.C. $423,000, $270,000, and $170,000, respectively, for these expenses.

In June 2015, as part of an initial demonstration of the fintech and crypto software that Medici has developed, our Chief Executive Officer, Dr. Patrick M. Byrne purchased a $500,000 privately-placed “cryptobond” from us for $500,000 in cash. In November 2015, we redeemed the debt for principal plus $15,847 of accrued interest. Dr. Byrne waived his right to receive a redemption premium from us. The terms of the bond included a fixed annual interest rate of 7.0%.

20. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no significant inter-segment sales or transfers during the years ended December 31, 2015, 2014 and 2013.We evaluate the performance of our segments and allocate resources to them based primarily on gross profit.

The following table summarizes information about reportable segments for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	Direct	Partner	Other	Total
2015
Revenue, net	$137,783	$1,518,125	$1,930	$1,657,838
Cost of goods sold	128,077	1,225,107	—	1,353,184
Gross profit	$9,706	$293,018	$1,930	$304,654
Operating expenses				(305,188)
Other income, net				3,649
Provision for income taxes				1,895
Consolidated net income				$1,220

2014
Revenue, net	$147,460	$1,349,643	$—	$1,497,103
Cost of goods sold	129,253	1,088,791	—	1,218,044
Gross profit	$18,207	$260,852	$—	$279,059
Operating expenses				(267,136)
Other income, net				1,282
Provision for income taxes				4,404
Consolidated net income				$8,801

2013
Revenue, net	$156,032	$1,148,185	$—	$1,304,217
Cost of goods sold	136,282	920,275	—	1,056,557
Gross profit	$19,750	$227,910	$—	$247,660
Operating expenses				(231,095)
Other loss, net				(221)
Benefits for income taxes				(68,034)
Consolidated net income				$84,378

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

For the years ended December 31, 2015, 2014 and 2013, substantially all of our sales revenues were attributable to customers in the United States. At December 31, 2015 and December 31, 2014, substantially all of our fixed assets were located in the United States.

21. SUBSEQUENT EVENTS

In January 2016, we entered into a settlement agreement with the Merrill Lynch Defendants in our prime broker litigation. The Merrill Lynch Defendants agreed to pay us and our co-plaintiffs $20 million, which concluded the litigation in its entirety. We will recognize the settlement in 2016.

In January 2016, in connection with the Cirrus Technology asset acquisition we made in 2015, we closed on the acquisition of two privately-held registered broker dealers, SpeedRoute and Pro Securities. The aggregate consideration paid for the interests acquired in SpeedRoute and Pro Securities was $600,000.

22. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following tables set forth our unaudited quarterly results of operations data for the eight most recent quarters for the period ended December 31, 2015. We have prepared this information on the same basis as the consolidated statements of operations and the information includes all adjustments that we consider necessary for a fair statement of its financial position and operating results for the quarters presented.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$36,135	$34,428	$33,621	$33,599
Partner and other	362,209	353,585	357,590	446,671
Total net revenue	398,344	388,013	391,211	480,270
Cost of goods sold
Direct	32,527	31,235	31,989	32,326
Partner and other	290,380	283,121	286,771	364,835
Total cost of goods sold	322,907	314,356	318,760	397,161
Gross profit	75,437	73,657	72,451	83,109
Operating expenses:
Sales and marketing	27,972	28,087	30,062	38,347
Technology	23,087	24,059	25,084	26,303
General and administrative	20,534	19,429	20,676	21,548
Total operating expenses	71,593	71,575	75,822	86,198
Operating income	3,844	2,082	(3,371)	(3,089)
Interest income	43	38	37	37
Interest expense	(4)	(8)	(62)	(66)
Other income, net	605	1,163	764	1,102
Net income (loss) before income taxes	4,488	3,275	(2,632)	(2,016)
Provision (benefit) for income taxes	1,940	1,849	(15)	(1,879)
Consolidated net income (loss)	2,548	1,426	(2,617)	(137)
Less: Net loss attributable to noncontrolling interests	(191)	(242)	(546)	(247)
Net income (loss) attributable to stockholders of Overstock.com, Inc.	$2,739	$1,668	$(2,071)	$110
Net income (loss) per common share—basic:
Net income (loss) attributable to common shares—basic	$0.11	$0.07	$(0.08)	$0.00
Weighted average common shares outstanding—basic	24,213	24,306	24,681	25,234
Net income (loss) per common share—diluted:
Net income (loss) attributable to common shares—diluted	$0.11	$0.07	$(0.08)	$0.00
Weighted average common shares outstanding—diluted	24,390	24,398	24,681	25,266

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue, net
Direct	$38,047	$33,215	$33,592	$42,606
Partner and other	303,160	299,330	319,399	427,754
Total net revenue	341,207	332,545	352,991	470,360
Cost of goods sold
Direct	33,097	29,473	29,385	37,298
Partner and other	244,114	240,447	256,548	347,682
Total cost of goods sold	277,211	269,920	285,933	384,980
Gross profit	63,996	62,625	67,058	85,380
Operating expenses:
Sales and marketing	23,392	23,543	25,428	37,098
Technology	19,601	21,408	22,202	23,047
General and administrative	15,296	15,881	17,073	23,527
Restructuring	(360)	—	—	—
Total operating expenses	57,929	60,832	64,703	83,672
Operating income	6,067	1,793	2,355	1,708
Interest income	41	37	36	38
Interest expense	(7)	(12)	(11)	(9)
Other income (expense), net	459	524	(350)	536
Net income before income taxes	6,560	2,342	2,030	2,273
Provision for income taxes	2,590	433	413	968
Consolidated net income	3,970	1,909	1,617	1,305
Less: Net loss attributable to noncontrolling interests	—	—	—	(53)
Net income attributable to stockholders of Overstock.com, Inc.	$3,970	$1,909	$1,617	$1,358
Net income per common share—basic:
Net income per share—basic	$0.17	$0.08	$0.07	$0.06
Weighted average common shares outstanding—basic	23,926	24,009	24,027	24,031
Net income per common share—diluted:
Net income per share—diluted	$0.16	$0.08	$0.07	$0.06
Weighted average common shares outstanding—diluted	24,339	24,247	24,283	24,399

Schedule II
Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Charged to Expense		Deductions	Balance at End of Year
Year ended December 31, 2015
Deferred tax valuation allowance	$1,000	$2,071	(1)	$—	$3,071
Allowance for sales returns	15,531	142,887		140,522	17,896
Allowance for doubtful accounts	511	217		263	465
Year ended December 31, 2014
Deferred tax valuation allowance	$—	$1,000		$—	$1,000
Allowance for sales returns	13,232	117,932		115,633	15,531
Allowance for doubtful accounts	152	359		—	511
Year ended December 31, 2013
Deferred tax valuation allowance	$79,693	$—		$79,693	$—
Allowance for sales returns	10,618	95,807		93,193	13,232
Allowance for doubtful accounts	797	161		806	152
 ___________________________________________

(1)
The deferred tax valuation allowance for the year ended December 31, 2015 includes a foreign deferred tax valuation allowance recognized as part of an acquisition as described in Note 18—Income Taxes. The allowance was included as an adjustment to goodwill.