Form 10-Q
period 2016-03-31
OVERSTOCK.COM, INC
filed 2016-05-05
CIK 1130713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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

There were 25,338,844 shares of the Registrant’s common stock, par value $0.0001, outstanding on April 28, 2016.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Overstock.com, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$128,189	$170,262
Restricted cash	430	430
Accounts receivable, net	19,025	16,128
Inventories, net	19,439	20,042
Prepaid inventories, net	1,202	1,311
Deferred tax assets, net	17,609	26,305
Prepaids and other current assets	10,982	13,890
Total current assets	196,876	248,368
Fixed assets, net	106,869	93,696
Precious metals	9,722	9,722
Deferred tax assets, net	39,618	37,891
Intangible assets, net	13,783	14,656
Goodwill	14,335	15,387
Other long-term assets, net	10,855	8,669
Total assets	$392,058	$428,389
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,127	$122,705
Accrued liabilities	69,762	83,387
Deferred revenue	42,812	50,944
Finance obligations, current	1,710	1,059
Other current liabilities, net	995	581
Total current liabilities	194,406	258,676
Long-term debt, net	19,703	8,843
Finance obligations, non-current	6,930	4,535
Other long-term liabilities	8,924	6,974
Total liabilities	229,963	279,028
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares - 5,000
Issued and outstanding shares - none	—	—
Common stock, $0.0001 par value
Authorized shares - 100,000
Issued shares - 27,722 and 27,634
Outstanding shares - 25,294 and 25,234	3	3
Additional paid-in capital	371,015	370,047
Accumulated deficit	(152,991)	(166,420)
Accumulated other comprehensive loss	(2,450)	(1,430)
Treasury stock:
Shares at cost - 2,428 and 2,400	(52,055)	(51,747)
Equity attributable to stockholders of Overstock.com, Inc.	163,522	150,453
Equity attributable to noncontrolling interests	(1,427)	(1,092)
Total equity	162,095	149,361
Total liabilities and stockholders’ equity	$392,058	$428,389
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue, net
Direct	$26,651	$36,135
Partner and other	387,026	362,209
Total net revenue	413,677	398,344
Cost of goods sold
Direct(1)	25,406	32,527
Partner and other	310,964	290,380
Total cost of goods sold	336,370	322,907
Gross profit	77,307	75,437
Operating expenses:
Sales and marketing(1)	31,456	27,972
Technology(1)	25,710	23,087
General and administrative(1)	21,848	20,534
Litigation settlement	(19,520)	—
Total operating expenses	59,494	71,593
Operating income	17,813	3,844
Interest income	91	43
Interest expense	(2)	(4)
Other income, net	4,156	605
Income before income taxes	22,058	4,488
Provision for income taxes	8,964	1,940
Consolidated net income	$13,094	$2,548
Less: Net loss attributable to noncontrolling interests	(335)	(191)
Net income attributable to stockholders of Overstock.com, Inc.	$13,429	$2,739
Net income per common share—basic:
Net income attributable to common shares—basic	$0.53	$0.11
Weighted average common shares outstanding—basic	25,280	24,213
Net income per common share—diluted:
Net income attributable to common shares—diluted	$0.53	$0.11
Weighted average common shares outstanding—diluted	25,290	24,390
________________________________________

(1) Includes stock-based compensation as follows (Note 7):
Cost of goods sold — direct	$51	$29
Sales and marketing	49	59
Technology	167	120
General and administrative	701	570
Total	$968	$778
See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015
Consolidated net income	$13,094	$2,548
Other comprehensive:
Unrealized loss on cash flow hedges, net of benefit for taxes of $715 and $438	(1,020)	(703)
Other comprehensive loss	(1,020)	(703)
Comprehensive income	$12,074	$1,845
Less: Comprehensive loss attributable to noncontrolling interests	(335)	(191)
Comprehensive income attributable to stockholders of Overstock.com, Inc.	$12,409	$2,036

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)
(in thousands)

Three months ended March 31, 2016
Equity attributable to stockholders of Overstock.com, Inc.
Number of common shares issued
Balance at beginning of period	27,634
Common stock issued upon vesting of restricted stock	88
Balance at end of period	27,722

Number of treasury stock shares
Balance at beginning of period	2,400
Purchases of treasury stock	28
Balance at end of period	2,428
Total number of outstanding shares	25,294

Common stock	$3

Additional paid-in capital
Balance at beginning of period	$370,047
Stock-based compensation to employees and directors	968
Balance at end of period	$371,015

Accumulated deficit
Balance at beginning of period	$(166,420)
Net income attributable to stockholders of Overstock.com, Inc.	13,429
Balance at end of period	$(152,991)

Accumulated other comprehensive loss
Balance at beginning of period	$(1,430)
Net other comprehensive loss	(1,020)
Balance at end of period	$(2,450)

Treasury stock
Balance at beginning of period	$(51,747)
Purchases of treasury stock	(308)
Balance at end of period	(52,055)
Total equity attributable to stockholders of Overstock.com, Inc.	$163,522

Equity attributable to noncontrolling interests
Balance at beginning of period	$(1,092)
Net loss attributable to noncontrolling interests	(335)
Total equity attributable to noncontrolling interests	$(1,427)

Total equity	$162,095

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2016	2015	2016	2015
Cash flows from operating activities:
Consolidated net income	$13,094	$2,548	$11,766	$7,379
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of fixed assets	6,189	5,346	24,359	19,541
Amortization of intangible assets	1,098	30	2,649	104
Stock-based compensation to employees and directors	968	778	3,716	3,890
Deferred income taxes	7,684	1,698	7,469	3,122
Amortization of debt issuance costs	—	39	(18)	39
Loss on investment in precious metals	—	—	1,183	1,269
Loss on investment in cryptocurrency	—	117	35	117
Ineffective portion of loss on cash flow hedge	—	—	124	—
Termination costs of cryptobond financing	—	—	850	—
Other	13	10	12	7
Changes in operating assets and liabilities, net of acquisitions:
Restricted cash	—	—	—	1,000
Accounts receivable, net	(951)	3,312	(800)	185
Inventories, net	603	1,741	5,028	(1,694)
Prepaid inventories, net	109	(960)	2,972	(2,509)
Prepaids and other current assets	3,107	1,244	525	(385)
Other long-term assets, net	12	346	(268)	151
Accounts payable	(45,515)	(45,249)	10,216	8,312
Accrued liabilities	(13,336)	(10,359)	(7,130)	18,966
Deferred revenue	(8,132)	(4,709)	(930)	6,899
Other long-term liabilities	554	979	1,344	1,031
Net cash (used in) provided by operating activities	(34,503)	(43,089)	63,102	67,424
Cash flows from investing activities:
Purchases of marketable securities	(4)	(3)	(15)	(14)
Sales of marketable securities	27	35	27	35
Purchases of intangible assets	(1)	(32)	(194)	(145)
Investment in precious metals	—	—	—	(2,496)
Investment in cryptocurrency	—	—	—	(300)
Equity method investment	—	(95)	(57)	(345)
Disbursement of note receivable	(2,850)	—	(7,850)	—
Cost method investments	—	(5,000)	(2,000)	(5,000)
Acquisitions of businesses, net of cash acquired	1,177	—	(9,424)	—
Expenditures for fixed assets, including internal-use software and website development	(19,592)	(6,612)	(72,493)	(41,763)
Proceeds from sale of fixed assets	7	—	46	43
Net cash used in investing activities	(21,236)	(11,707)	(91,960)	(49,985)
Cash flows from financing activities:
Payments on capital lease obligations	—	(362)	—	(687)
Paydown on direct financing arrangement	(54)	(75)	(288)	(289)
Payments on finance obligations	(375)	—	(479)	—
Payments on interest swap	(141)	—	(198)	—
Proceeds from finance obligations	3,421	—	9,119	—
Proceeds from short-term debt	—	—	5,500	—
Payments on short-term debt	—	—	(750)	—
Proceeds from long-term debt	11,123	—	20,611	—
Change in restricted cash	—	75	75	75
Proceeds from exercise of stock options	—	193	77	533
Purchase of treasury stock	(308)	(2,354)	(321)	(2,365)
Payment of debt issuance costs	—	—	(621)	(1,031)
Net cash provided by (used in) financing activities	13,666	(2,523)	32,725	(3,764)
Net (decrease) increase in cash and cash equivalents	(42,073)	(57,319)	3,867	13,675
Cash and cash equivalents, beginning of period	170,262	181,641	124,322	110,647
Cash and cash equivalents, end of period	$128,189	$124,322	$128,189	$124,322

Continued on the following page
Overstock.com, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three months ended March 31,		Twelve months ended March 31,
	2016	2015	2016	2015
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest paid	$279	$8	$495	$41
Taxes paid	479	72	680	148
Non-cash investing and financing activities:
Fixed assets, including internal-use software and website development, costs financed through accounts payable and accrued liabilities	$6,181	$2,659	$6,181	$2,659
Equipment acquired under capital lease obligations	—	362	—	687
Capitalized interest cost	39	39	157	65
Acquisition of businesses through stock issuance	—	—	18,149	—
Change in value of cash flow hedge	1,594	1,141	1,718	2,149

See accompanying notes to unaudited consolidated financial statements.

Overstock.com, Inc.
Notes to Unaudited Consolidated Financial Statements

1. BASIS OF PRESENTATION

As used herein, "Overstock," "Overstock.com," "O.co," "we," "our" and similar terms include Overstock.com, Inc. and our majority-owned subsidiaries, unless the context indicates otherwise. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited annual consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are, in our opinion, necessary for a fair presentation of results for the interim periods presented. Preparing financial statements requires us to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on our best knowledge of current events and actions that we may undertake in the future, actual results may be different from the estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

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

Cash equivalents

We classify all highly liquid instruments, including instruments with a remaining maturity of three months or less at the time of purchase, as cash equivalents. Cash equivalents were $28.1 million and $28.1 million at March 31, 2016 and December 31, 2015, respectively.

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

The following tables summarize our assets and liabilities measured at fair value on a recurring basis using the following levels of inputs as of March 31, 2016 and December 31, 2015 as indicated (in thousands):

	Fair Value Measurements at March 31, 2016:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,112	$28,112	$—	$—
Trading securities held in a “rabbi trust” (1)	44	44	—	—
Total assets	$28,156	$28,156	$—	$—
Liabilities:
Derivatives (2)	$3,928	$—	$3,928	$—
Deferred compensation accrual “rabbi trust” (3)	46	46	—	—
Total liabilities	$3,974	$46	$3,928	$—

	Fair Value Measurements at December 31, 2015:
	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents - Money market mutual funds	$28,102	$28,102	$—	$—
Trading securities held in a “rabbi trust” (1)	68	68	—	—
Total assets	$28,170	$28,170	$—	$—
Liabilities:
Derivatives (2)	$2,356	$—	$2,356	$—
Deferred compensation accrual “rabbi trust” (3)	70	70	—	—
Total liabilities	$2,426	$70	$2,356	$—
 ___________________________________________

(1)	— Trading securities held in a rabbi trust are included in Other current and Other long-term assets in the consolidated balance sheets.

(2)	— Derivative financial instruments are included in Other current and Other long-term liabilities in the consolidated balance sheets.

(3)	— Non qualified deferred compensation in a rabbi trust is included in Accrued liabilities and Other long-term liabilities in the consolidated balance sheets.

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

Allowance for doubtful accounts

From time to time, we grant credit to some of our business customers on normal credit terms (typically 30 days). We perform credit evaluations of our business customers’ financial condition and payment history and maintain an allowance for doubtful accounts receivable based upon our historical collection experience and expected collectability of accounts receivable. The allowance for doubtful accounts receivable was $682,000 and $465,000 at March 31, 2016 and December 31, 2015, respectively.

Concentration of credit risk

Cash equivalents include short-term, highly liquid instruments with maturities at date of purchase of three months or less. At March 31, 2016 and December 31, 2015, two banks held the majority of our cash and cash equivalents. We do not believe that, as a result of this concentration, we are subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.

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

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of income as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cost of goods sold - direct	$77	$65
Technology	5,920	4,999
General and administrative	192	282
Total depreciation, including internal-use software and website development	$6,189	$5,346

Total accumulated depreciation of fixed assets was $162.9 million and $156.8 million at March 31, 2016 and December 31, 2015, respectively.

Capitalized interest

We capitalize interest cost incurred on debt during the construction of major projects. Capitalized interest for the three months ended March 31, 2016 and 2015 was not significant.

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

During the three months ended March 31, 2016 and 2015, we capitalized $4.7 million and $4.0 million, respectively, of costs associated with internal-use software and website development, both developed internally and acquired externally. Depreciation of costs associated with internal-use software and website development was $3.8 million and $3.2 million, respectively, for those respective periods.

Cost and equity method investments

At March 31, 2016, we held minority interests (less than 20%) in three privately held entities. The total aggregate amount of these investments was approximately $7.0 million. These investments are recognized as cost method investments included in Other long-term assets in our consolidated balance sheets. Earnings from the investments are recognized to the extent of dividends received, and we will recognize subsequent impairments to the investment if they are other than temporary. We review these investments individually for impairment by evaluating if events or circumstances have occurred that may have a significant adverse effect on their fair value. If such events or circumstances have occurred, we will then estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. At March 31, 2016, the carrying amount of the investments was $7.0 million. We recognized no impairment losses during the three months ended March 31, 2016 and the year ended 2015.

During Q1 2016, we made an approximately $2.9 million loan to an entity which will convert to a minority equity interest in the entity during Q3 2016. The loan is not redeemable and the conversion is mandatory. We have classified this loan in Other long term assets in our consolidated balance sheets. Upon conversion, we will hold a less than 20% interest in the entity and we will recognize the interest as a cost method investment.

In April 2016, we made an approximately $4 million investment in a financial technology company. We also agreed to make a subsequent $3 million investment that is contingent on the investee reaching certain milestones. We do not know when, or if, the investee will reach such milestones. We did not acquire a controlling interest in this entity.

Noncontrolling interests

During 2014, we formed Medici Inc., doing business as tØ.com, to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses, and own the fintech and software, which we refer to collectively as the tØ technology or the tØ software. Medici is a majority owned subsidiary of Overstock. During 2015 and Q1 2016, Medici acquired the assets of a financial technology firm and purchased all of the membership interests in two registered broker dealers, each of which was under common control with the firm from which the financial technology assets were purchased. This firm holds a noncontrolling interest in Medici. The asset and membership interest acquisition transactions are described further in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The proceeds for the acquisitions were financed by Medici through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. Medici is included in our consolidated financial statements. Intercompany transactions with Medici have been eliminated and the amounts of contributions and gains or losses that are attributable to the noncontrolling interest are disclosed in our consolidated financial statements.

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

Precious metals

Our precious metals consisted of $5.7 million in gold and $4.0 million in silver at March 31, 2016 and December 31, 2015. We store our precious metals at an off-site secure facility. Because these assets consist of actual precious metals, rather than financial instruments, we account for them as a cost method investment initially recorded at cost (including transaction fees) and then adjusted to the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our precious metal assets are recorded in Other income (expense), net in our consolidated statements of operations. There were no recorded gains or losses on investments in precious metals for the three months ended March 31, 2016 and 2015.

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

In accordance with this guidance, we test for impairment of goodwill annually or when we deem that a triggering event has occurred. There were no impairments to goodwill recorded during the three months ended March 31, 2016 or the year ended December 31, 2015.

During the three months ended March 31, 2016, we recognized a $(1.1) million adjustment in goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. The change in goodwill relates to a non-reportable segment, included in Other as described in Note 8—Business Segments.

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

During the three months ended March 31, 2016, we acquired $224,000 of intangible assets other than goodwill related to a business combination as described in Note 3—Acquisitions, Goodwill, and Acquired Intangible Assets. Aggregate amortization expense for intangible assets other than goodwill was $1.1 million and $30,000 for the three months ended March 31, 2016 and 2015, respectively.

Impairment of long-lived assets

We review property and equipment and other long-lived assets, including intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability is measured by comparison of the assets’ carrying amount to future undiscounted net cash flows the asset group is expected to generate. Cash flow forecasts are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. If such asset group is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair values. There were no impairments to long-lived assets recorded during the three months ended March 31, 2016 or the year ended December 31, 2015.

Cryptocurrency holdings

We hold cryptocurrency-denominated assets such as bitcoin and we include them in other current assets in our Consolidated Balance Sheets. Cryptocurrency-denominated assets were $232,000 and $226,000 at March 31, 2016 and December 31, 2015, respectively, and are recorded at the lower of cost or market based on an average unit cost. On an interim basis, we recognize decreases in the value of these assets caused by market declines. Subsequent increases in the value of these assets through market price recoveries during the same fiscal year are recognized in the later interim period, but may not exceed the total previously recognized decreases in value during the same year. Gains or losses resulting from changes in the value of our cryptocurrency assets are recorded in Other income (expense), net in our consolidated statements of operations. There were no recorded gains or losses on cryptocurrency holdings during the three months ended March 31, 2016. Losses on cryptocurrency holdings were $117,000 during the three months ended March 31, 2015.

Other long-term assets

Other long-term assets consist primarily of cost and equity method investments (see Cost and equity method investments above) and long-term prepaid expenses.

Derivative financial instruments

In 2014, we entered into a loan agreement in connection with the construction of our new corporate headquarters. We began borrowing under the facility in October 2015. Because amounts borrowed on the loan will carry a variable LIBOR-based interest rate, we will be affected by changes in certain market conditions. These changes in market conditions may adversely impact our financial performance, and as such, we use derivatives as a risk management tool to mitigate the potential impact of these changes. We do not enter into derivatives for speculative or trading purposes. The primary market risk we manage through the use of derivative instruments is interest rate risk on the amounts we expect to borrow under the loan agreement relating to our new headquarters. To manage that risk, we use interest rate swap agreements. An interest rate swap agreement is a contract between two parties to exchange cash flows based on underlying notional amounts and indices. Our interest rate swaps entitle us to pay amounts based on a fixed rate in exchange for receipt of amounts based on variable rates. The notional amounts under our hedges were $34.1 million and $20.5 million at March 31, 2016 and December 31, 2015, respectively.

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

The following table shows the effect of derivative financial instruments that were designated as accounting hedges for the period indicated (in thousands):

Cash flow hedges	Amount of gain (loss) recognized in OCI on derivative (effective portion) net of tax	Location of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain (loss) reclassified from Accumulated OCI into income (effective portion)	Location of gain (loss) recognized in income on derivative (ineffective portion)	Amount of gain (loss) recognized in income on derivative (ineffective portion)
Three months ended March 31, 2016
Interest rate swap	$(1,020)	Interest expense	$—	Other income (expense)	$—

The following table provides the outstanding notional balances and fair values of derivative financial instruments that were designated as accounting hedges outstanding positions for the dates indicated, and recorded gains/(losses) during the periods indicated (in thousands):

Cash flow hedges	Location in balance sheet	Expiration date	Outstanding notional	Fair value	Beginning gains (losses)	Gains (losses) recorded during period (1)	Ending gains (losses)
Three months ended March 31, 2016
Interest rate swap	Current and Other long-term liabilities	2023	$34,097	$(3,991)	$(2,397)	$(1,594)	$(3,991)
___________________________________________

(1)	— Gains (losses) recorded during the period are presented gross of the related tax impact.

Revenue recognition

We derive our revenue primarily from direct revenue and partner revenue from merchandise sales. We also earn revenue from advertising on our website and from other pages. We have organized our operations into two principal segments based on the primary source of revenue: direct revenue and partner revenue (see Note 8—Business Segments).

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

The allowance for returns was $12.0 million and $17.9 million at March 31, 2016 and December 31, 2015 respectively.

Credit card chargeback allowance

Revenue is recorded net of credit card chargebacks. We maintain an allowance for credit card chargebacks based on current period revenues and historical chargeback experience. The allowance for chargebacks was $211,000 and $240,000 at March 31, 2016 and December 31, 2015, respectively.

Cost of goods sold

Cost of goods sold includes product costs, warehousing costs, outbound shipping costs, handling and fulfillment costs, customer service costs and credit card fees, and is recorded in the same period in which related revenues have been recorded. Cost of goods sold, including product cost and other costs and fulfillment and related costs are as follows (in thousands):

	Three months ended March 31,
	2016		2015
Total revenue, net	$413,677	100%	$398,344	100%
Cost of goods sold
Product costs and other cost of goods sold	318,074	77%	305,470	77%
Fulfillment and related costs	18,296	4%	17,437	4%
Total cost of goods sold	336,370	81%	322,907	81%
Gross profit	$77,307	19%	$75,437	19%

Advertising expense

We expense the costs of producing advertisements the first time the advertising takes place and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Internet advertising expenses are recognized as incurred based on the terms of the individual agreements, which are generally: 1) a commission for traffic driven to the Website that generates a sale or 2) a referral fee based on the number of clicks on keywords or links to our Website generated during a given period. Advertising expense is included in sales and marketing expenses and totaled $28.8 million and $25.8 million during the three months ended March 31, 2016 and 2015, respectively. Prepaid advertising (included in Prepaids and other assets in the accompanying consolidated balance sheets) was $982,000 and $1.2 million at March 31, 2016 and December 31, 2015, respectively.

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

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use our existing deferred tax assets. We consider, among other things, our recent historical financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, including the impact of any costs associated with our recent acquisition, and tax planning strategies. We perform multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, including the impact of any acquisition costs, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced.

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

The following table sets forth the computation of basic and diluted net income per common share for the periods indicated (in thousands, except per share data):

	Three months ended March 31,
	2016	2015
Net income attributable to stockholders of Overstock.com, Inc.	$13,429	$2,739
Net income per common share—basic:
Net income attributable to common shares—basic	0.53	0.11
Weighted average common shares outstanding—basic	25,280	24,213
Effect of dilutive securities:
Stock options and restricted stock awards	10	177
Weighted average common shares outstanding—diluted	25,290	24,390
Net income attributable to common shares—diluted	$0.53	$0.11

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended March 31,
	2016	2015
Stock options and restricted stock units	907	132

Stock repurchase program

On May 5, 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. To date, we have not made any repurchases under this program.

Recently adopted accounting standards

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We implemented the provisions of ASU 2015-03 on January 1, 2016. The prior period amounts related to this implementation have been reclassified to conform to the current period presentation and were not significant. The implementation of ASU 2015-03 did not impact our results of operations or cash flows.

Recently issued accounting standards not yet adopted

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities - Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which specifies how prepaid stored-value product liabilities, such as gift cards, should be derecognized. The standard, among other things, requires derecognition of such liabilities through expected breakage in proportion to the pattern of rights expected to be exercised by the holder, but only to the extend that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. The new standard becomes effective for us on January 1, 2018. Early adoption is permitted. The amendments in this update should be applied under a modified retrospective approach or a retrospective approach to each period presented. We are evaluating the effect that ASU 2016-04 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard requires entities to apply this change prospectively. We do not expect that ASU 2016-07 will have a material impact on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarify the implementation guidance on principal versus agent considerations and provide indicators that assist in the assessment of control. The amendments clarify that the indicators may be more or less relevant to the control assessment and that one or more indicators may be more or less persuasive to the control assessment, depending on the facts and circumstances. The standard becomes effective for us on January 1, 2018. Early adoption is permitted, but not before January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2016-08 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard becomes effective for us on January 1, 2017. Early adoption is permitted. The standard specifies various transition methods for the individual amendments in this Update. We are evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

3. ACQUISITIONS, GOODWILL, AND ACQUIRED INTANGIBLE ASSETS

As part of our crypto-initiatives, during 2015, a subsidiary of Medici, Inc., entered into a purchase agreement to acquire all or substantially all of the assets of Cirrus Technologies LLC, a financial technology firm. These assets constituted a business. In connection with the Cirrus Technology acquisition, Medici also entered into an agreement to purchase all of the outstanding membership interests in SpeedRoute LLC and all of the outstanding membership interests not already owned by Medici in Pro Securities, LLC. Both SpeedRoute and Pro Securities were under common control with Cirrus Technologies by a party that holds a noncontrolling interest in Medici. SpeedRoute and Pro Securities are privately-held FINRA-registered broker dealers.

This acquisition closed in two parts. The Cirrus Technologies acquisition closed in Q3 2015 and the membership interests in SpeedRoute and Pro Securities closed in Q1 2016 after receiving approval from FINRA. The total gross purchase price of this acquisition was $29.7 million, consisting of approximately $11.6 million in cash and 908,364 shares of Overstock’s common stock valued at approximately $18.1 million. The proceeds for the acquisition were financed by Medici through a note payable to Overstock that bears interest that approximates the Federal Funds Rate. The total purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values at the acquisition date, with amounts exceeding fair value recorded as goodwill. We do not expect to record significant deferred taxes related to the acquisition. The goodwill of the acquired business is deductible for tax purposes.

The acquisition of Cirrus Technologies and the acquisition of the membership interests of SpeedRoute and Pro Securities were negotiated and contemplated in conjunction with each other. As such, this was recognized as a single transaction. Determination and allocation of the purchase price is based upon preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the measurement period as we finalize the valuations of the net tangible and intangible assets acquired and liabilities assumed. Any change could result in variances between our future financial results and the amounts recognized in the accompanying consolidated financial statements, including variances in fair values recorded, as well as expenses associated with these items.

The preliminary fair values of the assets acquired and liabilities assumed at the acquisition date are as follows (in thousands):

Purchase Price	Fair Value
Cash paid, net of cash acquired	$9,424
Common stock issued	18,149
$27,573
Allocation
Goodwill	$11,551
Intangibles	16,000
Accounts receivable and other assets	2,248
Other liabilities assumed	(2,226)
$27,573

Because this acquisition just recently occurred, and we need to complete our analysis on the information necessary to determine the fair values of the intangible assets we acquired, our estimates of fair value for our purchase price allocation are preliminary and may change during the allowable measurement period. Any changes in the fair values of these assets during the measurement period may result in material adjustments to goodwill.

The following table details the identifiable intangible assets acquired at their preliminary fair value and useful lives (amounts in thousands):

Intangible Assets	Fair Value	Weighted Average Useful Life (years)
Technology and developed software	$13,600	5.47
Customer relationships	1,900	0.35
Trade names	300	9.11
Other	200
Total acquired intangible assets as of the acquisition date	16,000
Less: accumulated amortization of acquired intangible assets	(2,547)
Total acquired intangible assets, net as of March 31, 2016	$13,453

The expense for amortizing acquired intangible assets in connection with this acquisition was $1.1 million for the three months ended March 31, 2016.

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

As a result of the closing of the membership interests in SpeedRoute and Pro Securities during the three months ended March 31, 2016, we made a $1.1 million adjustment in goodwill consisting primarily of net cash acquired of $1.2 million, accounts receivable and other assets of $1.6 million and liabilities assumed of $1.7 million.

The acquired assets, liabilities, and associated operating results were consolidated into our financial statements at the acquisition dates, or the dates on which we obtained control of the acquired assets or interests. The revenue and operating loss of the combined acquired entities included in our financial statements were $2.8 million and $1.5 million, respectively, for the three months ended March 31, 2016.

The following unaudited pro forma financial information presents our results as if the current year acquisitions had occurred at the beginning of 2015 (amounts in thousands):

	Three months ended March 31,
	2016	2015
Net revenues	$414,853	$405,957
Operating income	$18,040	$3,612

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the acquisition been completed during the periods indicated, nor should it be taken as indicative of our future consolidated results of operations.

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

At March 31, 2016 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20.0 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of March 31, 2016 we had borrowed $20.6 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value. Amounts outstanding under the Real Estate Loan are presented net of discount and issuance costs in our consolidated balance sheets.

Future principal payments on the Facility as of March 31, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$—
2017	1,145
2018	1,145
2019	1,145
2020	1,145
Thereafter	16,031
$20,611

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the three months ended March 31, 2016, we received proceeds under the Master Lease Agreement of $3.4 million. At March 31, 2016 our total outstanding liability under the Master Lease Agreement was $8.6 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At March 31, 2016 we were in compliance with these financial covenants.

Future principal payments of finance obligations as of March 31, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$1,277
2017	1,755
2018	1,818
2019	1,882
2020	1,846
Thereafter	62
$8,640

U.S. Bank letters of credit

At March 31, 2016 and December 31, 2015, letters of credit totaling $430,000 were issued on our behalf collateralized by compensating cash balances held at U.S. Bank, which are included in Restricted cash in the accompanying consolidated balance sheets.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2016, $891,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Capital leases

Fixed assets included assets under capital leases and finance obligations of $13.5 million and $10.0 million, at March 31, 2016 and December 31, 2015, respectively. Accumulated depreciation related to assets under capital leases and finance obligations was $5.2 million and $4.6 million, at March 31, 2016 and December 31, 2015, respectively.

Depreciation expense of assets recorded under capital leases was $699,000 and $195,000, for the three months ended March 31, 2016 and 2015, respectively.

5. COMMITMENTS AND CONTINGENCIES

Summary of future minimum lease payments for all operating leases

Minimum future payments under all operating leases as of March 31, 2016, are as follows (in thousands):

Payments due by period
2016 (Remainder)	$9,561
2017	8,602
2018	6,358
2019	5,785
2020	4,069
Thereafter	24,513
$58,888

Rental expense for operating leases totaled $3.4 million and $3.1 million for the three months ended March 31, 2016 and 2015, respectively.

Technology

From time to time we enter into non-cancellable, long-term contractual agreements for technology services. Minimum future payments under these agreements as of March 31, 2016, are as follows (in thousands):

Payments due by period:
2016 (Remainder)	$1,813
$1,813

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

On February 2, 2007, along with other shareholder plaintiffs, we filed a lawsuit in the Superior Court of California, County of San Francisco against Goldman Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith, Inc., and also in the original complaint and by later amendment, against eight other defendant banks. The suit alleged that the defendants, who controlled a majority of the prime brokerage market, participated in an illegal stock market manipulation scheme and that the defendants had no intention of covering short sell orders with borrowed stock, as they are required to do, causing what are referred to as “fails to deliver” and that the defendants’ actions caused and continued to cause dramatic declines in the share price of our stock and that the amount of “fails to deliver” often exceeded our entire supply of outstanding shares. The suit accused the defendants of violations of California securities laws and common law and violations of California’s Unfair Business Practices Act. Owing to its bankruptcy filing in 2008, we elected not to pursue our claims against one of the defendants. On July 23, 2009, the court sustained defendants’ demurrer to our amended causes of action for conversion and trespass to chattels. On December 15, 2010, we and the other plaintiffs in the case entered into a settlement agreement with certain of the defendants requiring these defendants to pay in the aggregate $4.5 million to plaintiffs. Other terms of settlement are confidential. Following this settlement, remaining defendants in the suit were Goldman Sachs Group, Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing L.P., (“Goldman Defendants”) Merrill Lynch, Pierce, Fenner & Smith, Inc., Merrill Lynch Professional Clearing Corporation (“Merrill Lynch Defendants), and Bank of America Securities LLC. On December 15, 2010, we filed a motion to amend our complaint against the Goldman and Merrill Lynch Defendants to add a cause of action based on the New Jersey Racketeer Influenced and Corrupt Organization (RICO) Act. Defendants challenged the RICO claim by demurrer and eventually the court sustained the demurrer. We thereafter entered a settlement agreement with Bank of America Securities LLC, the terms of which are confidential, and dismissed the action as to that defendant. On August 19, 2011, the remaining defendants filed a motion for summary judgment. On January 10, 2012, the court granted the motion for summary judgment as to all remaining defendants and the judgment was entered. We appealed that decision and each side appealed the trial court’s decisions regarding sealing of certain records in the case. The Court of Appeal issued its decision on November 13, 2014, reversing the trial court’s dismissal and summary judgment in favor of the Merrill Lynch Defendants, but the court upheld the decision dismissing the Goldman Defendants. The Court of Appeal also upheld the trial court’s decision denying the amendment of the complaint to include RICO claims, and in the matter of the sealing of the records, ordered that the relevant portions of the records be made public, subject to the trial court’s determination of which documents were relevant and what third party, private financial information should be redacted. All parties petitioned the California Supreme Court for review of various parts the decision, and the court denied the petitions. The case was remitted to the Court of Appeal, and subsequently to the trial court for final trial preparation and trial of our claims against the Merrill Lynch Defendants. On June 9, 2015 we filed suit against the Goldman Defendants in the Superior Court of New Jersey, County of Hudson alleging inter alia violations of New Jersey’s RICO statute (the “New Jersey Action”). On June 10, 2015 we settled the New Jersey Action. On January 26, 2016 we entered into a settlement agreement with the Merrill Lynch Defendants whereby the Merrill Lynch Defendants agreed to pay us $19.5 million, which concluded the litigation in its entirety.

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

On October 28, 2015, Kobace LLC filed suit against us in the United States District Court, Eastern District of Texas alleging patent infringement of United States Patent No. 8,626,818 entitled “System and Method for Generating User Contexts for Targeted Advertising.” Kobace agreed to dismiss the case without any payment from us, and the court entered a dismissal on March 14, 2016 which concluded the matter in its entirety.

We establish liabilities when a particular contingency is probable and estimable. At March 31, 2016, we have accrued $8.4 million in light of probable and estimable liabilities. It is reasonably possible that the actual losses may exceed our accrued liabilities. We have other contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

7. STOCK-BASED AWARDS

We have equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted stock. During the three months ended March 31, 2016, the Compensation Committee of the Board of Directors approved grants of 455,750 restricted stock awards, respectively, to our officers, board members and employees. The restricted stock awards vest over three years at 33.3% at the end of the first year, 33.3% at the end of the second year and 33.3% at the end of the third year and are subject to the employee’s continuing service to us. At March 31, 2016, there were 715,000 unvested restricted stock awards that remained outstanding.

The cost of restricted stock awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is either recognized on a straight line basis over the three-year vesting schedule or on an accelerated schedule when vesting of restricted stock awards exceeds a straight-line basis. The cumulative amount of compensation expense recognized at any point in time is at least equal to the portion of the grant date fair value of the award that is vested at that date. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2016 was $14.39.

Stock-based compensation expense related to restricted stock awards was $968,000 and $778,000 during the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes restricted stock award activity during the three months ended March 31, 2016 (in thousands):

	Three months ended March 31, 2016
	Units	Weighted Average Grant Date Fair Value
Outstanding—beginning of year	349	$24.80
Granted at fair value	456	14.39
Vested	(88)	22.95
Forfeited	(2)	25.52
Outstanding—end of period	715	$18.40

8. BUSINESS SEGMENTS

Segment information has been prepared in accordance with ASC Topic 280 Segment Reporting. Segments were determined based on how we manage the business. There were no inter-segment sales or transfers during the three months ended March 31, 2016 and 2015. We evaluate the performance of our segments and allocate resources to them based primarily on gross profit.

The table below summarizes information about reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	Direct	Partner	Other	Total
2016
Revenue, net	$26,651	$384,269	$2,757	$413,677
Cost of goods sold	25,406	309,297	1,667	336,370
Gross profit	$1,245	$74,972	$1,090	$77,307
Operating expenses				59,494
Interest and other income, net				4,245
Provision for income taxes				8,964
Consolidated net income				$13,094

2015
Revenue, net	$36,135	$362,209	$—	$398,344
Cost of goods sold	32,527	290,380	—	322,907
Gross profit	$3,608	$71,829	$—	$75,437
Operating expenses				71,593
Interest and other income, net				644
Provision for income taxes				1,940
Consolidated net income				$2,548

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

For the three months ended March 31, 2016 and 2015, substantially all of our sales revenues were attributable to customers in the United States. At March 31, 2016 and December 31, 2015, substantially all of our fixed assets were located in the United States.

9. BROKER DEALERS

As part of our crypto initiatives, we hold a controlling interest in two broker dealers, SpeedRoute LLC ("SpeedRoute") and Pro Securities LLC ("Pro Securities") which we acquired in January 2016 (see Note 3. Acquisitions).

SpeedRoute is an electronic, agency-only FINRA-registered broker dealer that provides connectivity for its customers to U.S. equity exchanges as well as off-exchange sources of liquidity such as dark pools. All of SpeedRoute's customers are registered broker dealers. SpeedRoute also does not hold, own or sell securities.

Pro Securities is a FINRA-registered broker dealer that owns and operates the Pro Securities alternative trading system ("ATS"), which is registered with the SEC. An ATS is a trading system that is not regulated as an exchange, but is a licensed venue for matching buy and sell orders. The Pro Securities ATS is a closed system available only to its broker dealer subscribers. Pro Securities does not accept orders from non-broker dealers, nor does it hold, own or sell securities.

SpeedRoute and Pro Securities are subject to the SEC’s Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 and that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1. At March 31, 2016, SpeedRoute had net capital of $690,773, which was $534,319 in excess of its required net capital of $156,454 and SpeedRoute's net capital ratio was 3.4 to 1. At March 31, 2016, Pro Securities had net capital of $53,357, which was $48,357 in excess of its required net capital of $5,000 and Pro Securities net capital ratio was 0.03 to 1.

During the three months ended March 31, 2016 and 2015, SpeedRoute incurred commission expense to Pro Securities in the amount of $45,000 and $45,000, respectively. During the three months ended March 31, 2016 and 2015, SpeedRoute paid technological related services, rent and managerial support to a related entity in the amount of $1.0 million and $1.2 million, respectively.

SpeedRoute and Pro Securities did not have any securities owned or securities sold, not yet purchased at March 31, 2016 or December 31, 2015.

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

•
our beliefs and expectations regarding existing and future tax laws and related laws and the application of those laws to our business including the assessments we have received from the Department of Revenue of the State of Washington;

•	our beliefs regarding the adequacy of our insurance coverage;

•
our beliefs regarding the adequacy and anticipated functionality of our infrastructure, including our backup facilities and beliefs regarding the adequacy of our disaster planning and our ability to recover from a disaster or other interruption of our ability to operate our website at its highest level of functionality;

•
our beliefs regarding our cybersecurity efforts and measures and our efforts to prevent data breaches and the costs we will incur in our ongoing efforts to avoid interruptions to our product offerings and other business processes from cyber attacks and from data breaches;

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

•
our expectations regarding the costs, benefits and risks of Medici's efforts to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses and of the costs, benefits and risks of Medici’s recent acquisitions of the assets and operations of a financial technology company and two registered broker dealers affiliated with the fintech business;

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

•
difficulties, including expense and any operational or regulatory issues we may encounter in connection with the integration or operation of the assets and operations of the financial technology company and two registered broker dealers affiliated with the fintech business that Medici recently acquired;

•
technical, operational, regulatory or other difficulties we may encounter in connection with Medici's efforts to develop fintech and crypto software products and intellectual property including proprietary blockchain software and other future businesses, or with the operation of Medici's system for the trading of securities;

•
difficulties Medici may encounter with its fintech and crypto software products and intellectual property including proprietary blockchain software due to lack of market acceptance or as a result of competition from any of the numerous other competitors seeking to develop competing technologies or systems or as a result of patents that may be granted to other companies or persons;

•	any impairment we may recognize with respect to our investments in companies that are in the startup or development stages;

•	the outcomes of legal proceedings, investigations and claims, including the outcome of the judgment obtained by the District Attorneys of a number of California counties as described in this report;

•	the outcome of the assessments we have received from the Department of Revenue of the State of Washington;

•	our inability to optimize our warehouse operations;

•	risks of inventory management and seasonality;

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

In evaluating all forward-looking statements, you should specifically consider the risks outlined above and in this Quarterly Report on Form 10-Q in Part II, Item 1A under the caption “Risk Factors,” in Part I, Item 2 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. These factors may cause our actual results to differ materially from those contemplated by any forward-looking statement. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee or offer any assurance of future results, levels of activity, performance or achievements or other future events.

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

In late 2014, we began working on an initiative to develop a digital securities trading system through our tØ subsidiary. In 2015 and Q1 2016, we acquired the assets and operations of a financial technology business, and two registered broker dealers as part of these initiatives.

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

As previously announced, the Overstock.com Inc. board of directors recently appointed the company’s General Counsel and Senior Vice President Mitch L. Edwards to the role of acting CEO, effective immediately. This appointment comes after company founder Dr. Patrick M. Byrne announced his decision to take a medical leave of absence.

In Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety. We recognized settlement proceeds of $19.5 million. Related costs incurred in Q1 2016 associated with the litigation and settlement of approximately $1.0 million are included in G&A expenses.

Revenues in Q1 2016 increased 4% compared to Q1 2015. The growth in revenue was primarily due to a 2% increase in orders, coupled with a 2% increase in average order size, from $174 to $177. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Since mid-2015, we have experienced some slowing of our overall revenue growth which we believe is due in part to changes that Google made in its natural search engine algorithms, to which we are responding. While we work to adapt to Google’s changes, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search.

Our Club O loyalty program is becoming increasingly significant to our revenues, and we believe the long-term value of Club O members is significantly higher to us than non-Club O members. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O paid membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In 2015, we transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long term, but we have experienced some difficulties with the transition, and in the short term we believe it slowed our revenue growth as customers take time to become accustomed to this change. We are continuing to test and refine our approach in this transition.

Gross profit in Q1 2016 increased 2% compared to Q1 2015 primarily as a result of revenue growth. Gross margin decreased to 18.7% in Q1 2016 compared to 18.9% in Q1 2015. The decrease in gross margin was primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

Sales and marketing expenses as a percentage of revenue increased from 7.0% to 7.6% during Q1 2016 as compared to the same period in 2015, primarily due to increased spending in the sponsored search marketing channel, in part in response to changes we believe Google made in its natural search engine algorithms.

As a result of these factors, we had a 4% increase in Contribution in Q1 2016 compared to Q1 2015 (see Non-GAAP Financial Measures below for a reconciliation of Contribution to Gross Profit). Contribution margin was 12.1% for both periods.

Technology expenses in Q1 2016 increased $2.6 million compared to Q1 2015, primarily due to an increase in depreciation of $1.6 million and an increase in staff-related costs of $1.2 million.

General and administrative expenses in Q1 2016 increased $1.3 million compared to Q1 2015, primarily due to an increase of $1.0 million in staff and travel related costs and a $547,000 contract termination fee, partially offset by a decrease in legal fees of $629,000.

In Q3 2015, our majority-owned subsidiary Medici (dba tØ.com) entered into agreements to acquire the assets and business of a financial technology company and two related registered broker-dealers for approximately $30.3 million as part of its initiatives to develop crypto-fintech including proprietary blockchain software. Medici closed on the acquisition of one of the companies in Q3 2015 while the others closed in January 2016, after receiving approval from FINRA.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of, other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity.

We are continuing the construction of our new corporate headquarters in Salt Lake City, Utah and we expect to complete the project in 2016. We estimate that the total project will cost approximately $98 million and as of March 31, 2016 have spent approximately $69 million toward the project. The construction project and related financing is discussed in further detail in the Liquidity and Capital Resources, Borrowings section below.

The balance of our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides further information about the matters discussed above and other important matters affecting our business.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of total net revenue:

	Three months ended March 31,
	2016	2015
	(as a percentage of total net revenue)
Revenue, net
Direct	6.4%	9.1%
Partner and other	93.6	90.9
Total net revenue	100.0	100.0
Cost of goods sold
Direct	6.1	8.2
Partner and other	75.2	72.9
Total cost of goods sold	81.3	81.1
Gross profit	18.7	18.9
Operating expenses:
Sales and marketing	7.6	7.0
Technology	6.2	5.8
General and administrative	5.3	5.2
Litigation settlement	(4.7)	—
Total operating expenses	14.4	18.0
Operating income	4.3	0.9
Other income, net	1.0	0.2
Income before income taxes	5.3	1.1
Provision for income taxes	2.2	0.5
Consolidated net income	3.2%	0.6%

Comparisons of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Revenue

The following table reflects our net revenues for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Revenue, net
Direct	$26,651	$36,135	$(9,484)	(26.2)%
Partner and other	387,026	362,209	24,817	6.9
Total revenue, net	$413,677	$398,344	$15,333	3.8%

The primary reason for increased total net revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was a 2% increase in orders, coupled with a 2% increase in average order size, from $174 to $177. Although our average order size has increased in recent years, we expect the rate of increase to lessen as our sales mix shift into home and garden products tapers. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

Since mid 2015, we have experienced some slowing of our overall revenue growth which we believe is due in part to changes that Google made in its natural search engine algorithms, to which we are responding. While we work to adapt to Google’s changes, we have increased our emphasis on other marketing channels, such as sponsored search, which has generated revenue growth but with higher associated marketing expenses than natural search.

Our Club O loyalty program is becoming increasingly significant to our revenues and we believe the long-term value of Club O members is significantly higher to us than non-Club O members. We recently enhanced the program by adding a two-tiered structure that includes our current standard Club O paid membership, which is now called Club O Gold, and an introductory membership, called Club O Silver, for customers who agree to receive promotional emails. In 2015, we transitioned a significant number of customers into the Club O Silver program and began to shift coupon offers into Club O rewards. We believe that the shift from coupons to rewards will benefit us in the long term, but we have experienced some difficulties with the transition, and in the short term we believe it slowed our revenue growth as customers take time to become accustomed to this change. We are continuing to test and refine our approach in this transition. For additional information regarding our Club O loyalty program see Item 1 of Part I, "Financial Statements (Unaudited)"—Note 2. Accounting Policies, Club O loyalty program.

The primary reason for decreased direct revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was a decrease in sales of home and garden products in addition to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The increase in partner revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in sales of home and garden products. In addition, the percentage of revenue we defer from orders taken but not delivered was less due to the timing of quarter end. These increases were partially offset by increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions.

The shift of business from direct to partner (or vice versa) is primarily a result of the economics of each particular product offering at the time of sale and we generally do not have particular goals for an “appropriate” mix or percentage for the size of either. Although we have experienced a trend from direct revenue to partner revenue in recent years, we believe that the mix of the business between direct and partner is consistent with our strategic objectives for our business model in the current economic environment.

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

International sales were less than 2% of total net revenues for the three months ended March 31, 2016 and 2015.

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

The following table shows the effect that hypothetical changes in the estimate of average shipping transit times would have had on the reported amount of revenue and pre-tax income for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31, 2016
Change in the Estimate of Average Transit Times (Days)	Increase (Decrease) Revenue	Increase (Decrease) Pre-Tax Income
2	$(13,681)	$(1,949)
1	$(9,400)	$(1,342)
As reported	As reported	As reported
-1	$5,945	$849
-2	$10,869	$1,553

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

The following table reflects our net revenues, cost of goods sold and gross profit for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Revenue, net
Direct	$26,651	$36,135	$(9,484)	(26.2)%
Partner and other	387,026	362,209	24,817	6.9
Total net revenue	$413,677	$398,344	$15,333	3.8%
Cost of goods sold
Direct	$25,406	$32,527	$(7,121)	(21.9)%
Partner and other	310,964	290,380	20,584	7.1
Total cost of goods sold	$336,370	$322,907	$13,463	4.2%
Gross Profit
Direct	$1,245	$3,608	$(2,363)	(65.5)%
Partner and other	76,062	71,829	4,233	5.9
Total gross profit	$77,307	$75,437	$1,870	2.5%

Gross margins for the past five quarterly periods and fiscal year ending 2015 were:

	Q1 2015	Q2 2015	Q3 2015	Q4 2015	FY 2015	Q1 2016
Direct	10.0%	9.3%	4.9%	3.8%	7.0%	4.7%
Partner and other	19.8%	19.9%	19.8%	18.3%	19.4%	19.7%
Combined	18.9%	19.0%	18.5%	17.3%	18.4%	18.7%

Gross profit in Q1 2016 increased 2% compared to Q1 2015 primarily as a result of revenue growth. Gross margin decreased to 18.7% in Q1 2016 compared to 18.9% in Q1 2015. The decrease in gross margin was primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

The 531 basis point decrease in direct gross margin for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards

(which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, increased warehousing costs due to additional warehouse space, and increased freight costs.

The 18 basis point decrease in partner gross margin for the three months ended March 31, 2016, as compared to the same period in 2015 was primarily due to increased promotional activities, including coupons, site sales, and Club O Rewards (which we recognize as a reduction of revenue) due to our driving a higher proportion of our sales using such promotions, partially offset by a continued shift in sales mix into higher margin home and garden products.

We do not expect the sales mix shift to home and garden products to continue at the same rate in the future as in recent years.

Cost of goods sold includes stock-based compensation expense which was not significant for the three months ended March 31, 2016 and 2015.

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

The following table has been included to provide investors additional information regarding our classification of fulfillment costs, gross profit and margin, thus enabling investors to better compare our gross margin with others in our industry (in thousands):

	Three months ended March 31,
	2016		2015
Total revenue, net	$413,677	100%	$398,344	100%
Cost of goods sold
Product costs and other cost of goods sold	318,074	77%	305,470	77%
Fulfillment and related costs	18,296	4%	17,437	4%
Total cost of goods sold	336,370	81%	322,907	81%
Gross profit	$77,307	19%	$75,437	19%

Fulfillment costs as a percentage of sales may vary due to several factors, such as our ability to manage costs at our warehouses, significant changes in the number of units received and fulfilled, the extent to which we use third party fulfillment services and warehouses, and our ability to effectively manage customer service costs and credit card fees. Fulfillment and related costs remained relatively flat during the three months ended March 31, 2016 as compared to the same periods in 2015.

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

The following table reflects our sales and marketing expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Sales and marketing expenses	$31,456	$27,972	$3,484	12.5%
Sales and marketing expenses as a percent of net revenues	7.6%	7.0%

The 61 basis point increase in sales and marketing expenses as a percentage of revenue for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to increased spending in the sponsored search marketing channel, in part in response to changes we believe Google made in its natural search engine algorithms.

Sales and marketing expenses include stock-based compensation expense of $49,000 and $59,000 for the three months ended March 31, 2016 and 2015, respectively.

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

We continue to experience an increase in the frequency and variety of cyber attacks on our Website and corporate systems. The impact of these attacks, their costs, and the costs incurred to protect our Website against future attacks have not been material. However, we consider the threat from cyber attacks to be serious and will continue to incur costs relating to them.

The following table reflects our technology expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
Technology expenses	$25,710	$23,087	$2,623	11.4%
Technology expenses as a percent of net revenues	6.2%	5.8%

The $2.6 million increase in technology costs for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to an increase in depreciation of $1.6 million and an increase in staff-related costs of $1.2 million.

We continue to seek opportunities for growth by expanding our sales and distribution footprint, through Medici's crypto-initiatives and other means. As a result of these initiatives, we may continue to incur additional expenses. We may also make investments in, or acquisitions of, other technologies and businesses. These expenses, acquisitions or investments may be material, and, coupled with the seasonality of our business, may lead to reduced income or to losses in some periods, and to reduced liquidity. During Q1 2016, Medici incurred an operating loss of approximately $3.0 million, which includes $1.1 million of amortization and depreciation expense.

Technology expenses include stock-based compensation expense of $167,000 and $120,000 for the three months ended March 31, 2016 and 2015, respectively.

General and administrative expenses

The following table reflects our general and administrative expenses ("G&A") for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,
	2016	2015	$ Change	% Change
General and administrative expenses	$21,848	$20,534	$1,314	6.4%
General and administrative expenses as a percent of net revenues	5.3%	5.2%

The $1.3 million increase in general and administrative expenses (“G&A”) for the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to an increase of $1.0 million in staff and travel related costs and a $547,000 contract termination fee, partially offset by a decrease in legal fees of $629,000.

G&A expenses include stock-based compensation expense of $701,000 and $570,000 for the three months ended March 31, 2016 and 2015, respectively.

Litigation settlement

In Q1 2016, we entered into a settlement agreement in our prime broker litigation which concluded the litigation in its entirety. We recognized settlement proceeds of $19.5 million. Related costs incurred in Q1 2016 associated with the litigation and settlement of approximately $1.0 million are included in G&A expenses.

Depreciation expense

Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2016	2015
Cost of goods sold - direct	$77	$65
Technology	5,920	4,999
General and administrative	192	282
Total depreciation, including internal-use software and website development	$6,189	$5,346

Other income

Other income, net for the three months ended March 31, 2016 was $4.2 million as compared to $605,000 in 2015. The increase is primarily due to increased Club O Rewards breakage of $3.5 million due to growth in the Club O Rewards program, including our recently introduced Club O Silver program.

Because we recently introduced Club O Silver, and enrolled a significant number of Club O Silver members, reward dollars and resulting breakage may continue to increase as compared to prior periods.

Income taxes

Our provision for income taxes for the three months ended March 31, 2016 and 2015 was $9.0 million and $1.9 million, respectively. The increase in the 2016 provision relative to the 2015 provision is primarily due to an increase in pre-tax income in the same quarter. The effective tax rate for the three months ended March 31, 2016 and 2015 was 40.6% and 43.2%, respectively. The decrease in the effective tax rate is primarily due to the increase in pre-tax income in the same quarter. We have indefinitely reinvested foreign earnings of $366,000 at March 31, 2016. We would need to accrue and pay U.S. income tax on this amount if repatriated. We do not intend to repatriate these earnings.

Our quarterly tax provision and our quarterly estimate of our annual effective tax rate are subject to significant variations due to several factors including variability in predicting our pre-tax and taxable income and the mix of jurisdictions to which those items relate, relative changes of expenses or losses for which tax benefits are not recognized, how we do business, and changes in law, regulations, and administrative practices. Our effective tax rate can be volatile based on the amount of pre-tax income. For example, the impact of discrete items on our effective tax rate is greater when pre-tax income is lower

We assess the available positive and negative evidence to estimate whether we will generate sufficient future taxable income to use the existing deferred tax assets. We consider, among other things, our recent historical financial and operating results (three years of cumulative income and revenue growth during those periods), along with our forecasted growth rates, projected future taxable income, including the impact of any costs associated with our recent acquisition, and tax planning strategies. We perform multiple sensitivity analyses to address how potential changes in significant assumptions would impact our ability to generate the minimum amount of taxable income required. We give the most weight to objective evidence related to our more recent financial results. Based upon the level of historical taxable income and projections for future taxable income, including the impact of any acquisition costs, and planned tax strategies over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deduction differences, net of existing valuation allowances. However, it is possible that certain state tax credits could ultimately expire unused if estimates of future apportioned taxable income during the carryforward period are reduced.

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

The following table reflects our total net revenues for each of the quarters in 2016, 2015 and 2014 (in thousands):

	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
2016	$413,677	$	N/A	$	N/A	$	N/A
2015	398,344		388,013		391,211		480,270
2014	341,207		332,545		352,991		470,360

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

As we have previously announced, we are building a new corporate headquarters in Salt Lake City, Utah. We currently estimate the total cost of the headquarters, including the cost of the land and related equipment and furniture, at approximately $98 million. We had incurred costs of approximately $68.5 million toward the project as of March 31, 2016. In 2014, we entered into a credit facility which provides for an approximately 27-month construction loan of $45.8 million (which is designed to subsequently convert into an approximately 6.75-year term loan following completion of the construction of the headquarters), and a three-year $10 million revolving loan. In October 2015, we received our first loan draw under the construction loan. At March 31, 2016 our outstanding liability on the construction loan was approximately $20.6 million. For additional information, see Borrowings - U.S. Bank term loan and revolving loan agreement below.

In November 2015, we entered into a Master Lease Agreement ("MLA") with U.S. Bank pursuant to which we may finance certain assets or sell certain assets to U.S. Bank and simultaneously lease them back. The agreement also allows us to finance software licenses (inclusive of the assets, referred to collectively as the "Leased Assets"). The MLA allows for leases and financing of up to $20 million. At March 31, 2016 our outstanding liability under the MLA was approximately $8.6 million. For additional information, see Borrowings - U.S. Bank master lease agreement below.

During 2011, we entered into a six-year agreement for the right to name the Oakland Alameda County Coliseum in California. In March 2016, we exercised our right to terminate the agreement for a fee of $450,000. As a result of the termination, we will not be required to make the final naming rights payment of $1.4 million.

Our principal sources of liquidity are cash flows generated from operations, and our existing cash and cash equivalents. At March 31, 2016, we had cash and cash equivalents of $128.2 million.

Cash flow information is as follows (in thousands):

	Three months ended March 31,		Twelve months ended March 31,
	2016	2015	2016	2015
Cash provided by (used in):
Operating activities	$(34,503)	$(43,089)	$63,102	$67,424
Investing activities	(21,236)	(11,707)	(91,960)	(49,985)
Financing activities	13,666	(2,523)	32,725	(3,764)

Free cash flow

“Free Cash Flow” (a non-GAAP measure) for the three months ended March 31, 2016 and 2015, was $(54.1) million and $(49.7) million, respectively, and $(9.4) million and $25.7 million for the twelve months ended March 31, 2016 and 2015, respectively. See Non-GAAP Financial Measures below for a reconciliation of Free Cash Flow to net cash provided by (used in) operating activities.

Cash flows from operating activities

For the three months ended March 31, 2016 and 2015, our operating activities resulted in net cash outflows of $34.5 million and $43.1 million, respectively.

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

The $34.5 million of net cash used in operating activities during the three months ended March 31, 2016 was primarily due to decreases in accounts payable of $45.5 million, accrued liabilities of $13.3 million and deferred revenue of $8.1 million. Accounts payable, accrued liabilities and deferred revenue decreased due to seasonality which caused high balances at year-end 2015 and a significant decline during 2016. The net cash used by operating activities during the three months ended March 31, 2016 was partially offset by consolidated net income of $13.1 million, deferred income taxes of $7.7 million and non-cash depreciation expense of $6.2 million.

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

Cash flows from investing activities

For the three months ended March 31, 2016 investing activities resulted in net cash outflows of $21.2 million primarily due to $19.6 million of expenditures for fixed assets and a $2.9 million disbursement of a note receivable.

For the three months ended March 31, 2015 investing activities resulted in net cash outflows of $11.7 million primarily due to $6.6 million of expenditures for fixed assets and a $5.0 million cost method investment.

Cash flows from financing activities

For the three months ended March 31, 2016 financing activities resulted in net cash inflows of $13.7 million primarily due to $11.1 million of proceeds from our U.S. Bank term loan and $3.4 million of proceeds from lease finance obligations with U.S. Bank.

For the three months ended March 31, 2015, financing activities resulted in net cash outflows of $2.5 million primarily from the purchase of shares of our common stock withheld for minimum tax withholdings upon the vesting of a portion of certain restricted stock award grants.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2016 and the effect such obligations and commitments are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$9,561	$8,602	$6,358	$5,785	$4,069	$24,513	$58,888
Purchase obligations	7,441	—	—	—	—	—	7,441
Technology, marketing and other services	1,813	—	—	—	—	—	1,813
Headquarters construction costs	42,878	208	—	—	—	—	43,086
U.S. Bank term loan payments	681	2,261	2,233	2,204	2,179	43,867	53,425
U.S. Bank master lease agreement	2,951	4,872	4,872	4,872	3,306	62	20,935
Total contractual cash obligations (1)	$65,325	$15,943	$13,463	$12,861	$9,554	$68,442	$185,588
 ___________________________________________

(1)	As described below under "U.S. Bank Term Loan Payments," $43.1 million of the payments shown here is duplicative. See U.S. Bank term loan payments below.

	Amounts of Commitment Expiration Per Period
Other Commercial Commitments	2016	2017	2018	2019	2020	Thereafter	Total
Letters of credit	$430	$—	$—	$—	$—	$—	$430

Operating leases

From time to time we enter into operating leases for facilities and equipment for use in our operations.

Purchase obligations

The amount of purchase obligations shown above is based on assumptions regarding the legal enforceability against us of inventory purchase orders we had outstanding at March 31, 2016. Under different assumptions regarding our rights to cancel our purchase orders or different assumptions regarding the enforceability of the purchase orders under applicable law, the amount of purchase obligations shown in the table above would be less.

Technology, marketing and other services

From time to time we enter into long-term contractual agreements for technology, marketing or other services.

Headquarters construction costs

We have entered into various agreements under which we have incurred obligations relating to our plans to build an approximately 225,000 square foot building in Salt Lake City, Utah, to serve as our corporate headquarters, together with related facilities and improvements (collectively, the “Project”). We expect the total Project costs to be approximately $98.0 million. At March 31, 2016 we had incurred costs of approximately $68.5 million toward the project, including approximately $11 million we paid to purchase the land. Our obligations include payments to become due under the Construction Agreement described below, and under engineering, architectural, project management and consulting agreements, as well as anticipated expenditures for fixed assets and various other anticipated obligations related to the Project. These costs are based on our current estimates; however, the costs we actually incur, the amounts we actually pay and the timing of the actual payments could vary significantly from these estimates.

U.S. Bank term loan payments

We have entered into a financing agreement related to the Project (see Borrowings below). The amounts presented reflect our estimated payments of principal and interest based on our anticipated draws on the loan. The timing and amount of our draws on the loan could vary significantly from these estimates. Further, $43.1 million of the amounts shown in the row titled "U.S. Bank term loan payments" reflect the scheduled repayment of headquarters construction costs and is therefore duplicative.

U.S. Bank master lease agreement

We have entered into an agreement to finance or sell and lease back certain assets (see Borrowings below). The amounts presented reflect our payments and estimated payments of principal and interest based on our current and anticipated borrowings under the agreement as of March 31, 2016.

Construction agreement

We estimate the total cost of building our corporate headquarters, including the land and related equipment and furniture, at approximately $98 million. Our wholly owned subsidiary O.com Land is party to a construction agreement (the “Construction Agreement”) with Okland Construction Company Inc. (“Okland”) regarding preconstruction and construction services to be provided by Okland in connection with the construction of the Project.

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

Other obligations

In April 2016, we made a $4.0 million investment in a financial technology company. We also agreed to make a subsequent $3.0 million investment, and a $3.0 million loan, that are contingent on the investee reaching certain milestones. We do not know when, or if, the investee will reach such milestones. The loan, if made, is to be repaid over three years in equal monthly installments.

Tax contingencies

We are involved in various tax matters, the outcomes of which are uncertain. As of March 31, 2016 and December 31, 2015, tax contingencies were $1.3 million and $821,000, respectively. We expect the total amount of tax contingencies to increase in the future. In addition, changes in state, federal, and foreign tax laws may increase our tax contingencies. The timing of the resolution of income tax contingencies is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued. While it is reasonably possible that within the next 12 months we will receive additional assessments by various tax authorities or reach resolution of income tax contingencies in one or more jurisdictions, we do not anticipate that we will make any payments to such authorities during that period. These assessments or settlements may or may not result in changes to our contingencies related to positions on prior years’ tax filings.

Borrowings

U.S. Bank term loan and revolving loan agreement

In October 2014, we entered into a syndicated senior secured credit facility (the “Facility”) with U.S. Bank National Association ("U.S. Bank" or the "Administrative Bank") and certain other banks in connection with the construction of our new corporate headquarters (the "Project"). The Facility is governed by a Loan Agreement dated as of October 24, 2014 which provides for an aggregate credit amount of $55.8 million, consisting of (i) a senior secured real estate loan of $45.8 million (the “Real Estate Loan”) to be used to finance a portion of the Project and (ii) a three-year $10.0 million senior secured revolving credit facility (the “Revolving Loan”) for working capital and capital expenditures, but not for the Project. We have satisfied the conditions necessary to borrow under the Facility , including making the required cash contributions toward the Project. In the future, we may be required to make additional cash contributions if necessary to maintain a loan to value ratio of 80% or less. The Real Estate Loan and the Revolving Loan are both secured by the Project, our inventory and accounts receivable, substantially all of our deposit accounts and related assets. We began borrowing under the facility in October 2015.

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

At March 31, 2016 we were in compliance with the financial covenants. In addition to the financial covenants described above, we are required to comply with a number of covenants relating to the Project and our business, including covenants limiting certain indebtedness. Notwithstanding, the Loan Agreement permits us to incur up to $20 million of additional senior-secured indebtedness for equipment financing (as described under U.S. Bank master lease agreement below), and other senior-secured indebtedness provided that the aggregate principal amount of such other senior-secured indebtedness does not exceed ten percent of our consolidated assets. The Loan Agreement includes customary events of default in addition to events of default relating specifically to the Project. The Real Estate Loan and the Revolving Loan are cross-defaulted and cross-collateralized. In the event of a default, the default rate of interest would be 2.00% above the otherwise applicable rate. Unless it terminates earlier or is extended with the consent of the Administrative Bank and all of the Banks, the Revolving Loan facility will terminate on October 24, 2017.

As of March 31, 2016 we had borrowed $20.6 million under the Real Estate Loan. We have not borrowed any amounts under the Revolving Loan. Our liability under the Real Estate Loan approximates fair value.

U.S. Bank master lease agreement

In November 2015, we entered into a Master Lease Agreement and a Financial Covenants Rider (collectively, the “Master Lease Agreement”) with U.S. Bank Equipment Finance, a division of U.S. Bank National Association (“Lessor”). Under the Master Lease Agreement we are able to sell certain assets (the "Leased Assets") to the Lessor and simultaneously lease them back for a period of 60 months. We are also able to finance certain software licenses (inclusive in the "Leased Assets") for a period of 60 months. We have the right to repurchase the Leased Assets and terminate the Master Lease Agreement twelve months following the initial term. We also have the right to repurchase the Leased Assets at the end of the term for $1.00. Payments on the Master Lease Agreement are due monthly. During the three months ended March 31, 2016, we received proceeds under the Master Lease Agreement of $3.4 million. At March 31, 2016 our total outstanding liability under the Master Lease Agreement was $8.6 million. The average interest rate for amounts outstanding under the Master Lease agreement was approximately 3.50%.

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

In connection with the Master Lease Agreement, and as long as any obligations remain outstanding under the Master Lease Agreement, we are required to maintain compliance with the same financial covenants as the Term Loan agreement with U.S. Bank described above. At March 31, 2016 we were in compliance with these financial covenants.

U.S. Bank commercial purchasing card agreement

We have a commercial purchasing card (the “Purchasing Card”) agreement with U.S. Bank. We use the Purchasing Card for business purpose purchasing and must pay it in full each month. At March 31, 2016, $891,000 was outstanding and $4.1 million was available under the Purchasing Card. At December 31, 2015, $641,000 was outstanding and $4.4 million was available under the Purchasing Card.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015, and our accounting policies and use of estimates are further discussed in Note 2 to the financial statements included in this Form 10-Q and elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations. During Q3 2015 and Q1 2016, we acquired certain intangible assets and we used preliminary estimates in our valuations of those assets which could change significantly as we finalize their valuations. Actual results could differ materially from those estimates. There have been no other material changes to the critical accounting policies previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2015.

Non-GAAP Financial Measures

Regulation G, Conditions for Use of Non-GAAP Financial Measures, and other SEC regulations regulate the disclosure of certain non-GAAP financial information.

Contribution and Contribution Margin

Contribution (a non-GAAP financial measure which we reconcile to "Gross Profit" in our consolidated income statement) consists of gross profit less sales and marketing expense plus Club O Rewards and gift card breakage and reflects an additional way of viewing our results. Contribution margin is contribution as a percentage of total net revenue. We believe contribution and contribution margin provide management and users of the financial statements information about our ability to cover our operating costs, such as technology and general and administrative expenses, while reflecting the selling costs we incurred to generate our revenues. We recently changed this calculation to also include Club O Rewards and gift card breakage (included in Other income in our consolidated income statement). This change has been applied to all periods presented. Including these amounts in our contribution improves this measure by adding back the reductions in revenue that we recognized for Club O Rewards that have subsequently expired and for gift cards whose redemption is remote. Other income was $4.2 million and $605,000 for the three months ended March 31, 2016 and 2015, respectively, and included Club O Rewards and gift card breakage. Contribution and contribution margin are used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. The material limitation associated with the use of contribution is that it is an incomplete measure of profitability as it does not include all operating expenses or all non-operating income and expenses. Management compensates for these limitations when using this measure by looking at other GAAP measures, such as operating income and net income. You should review our financial statements and publicly-filed reports in their entirety and not rely on any single financial measure.

For further details on Contribution and Contribution Margin, see the calculation of these non-GAAP financial measures below (in thousands):

	Three months ended March 31,
	2016		2015
Total net revenue	$413,677	100%	$398,344	100%
Cost of goods sold	336,370	81.3%	322,907	81.1%
Gross profit	77,307	18.7%	75,437	18.9%
Less: Sales and marketing expense	31,456	7.6%	27,972	7.0%
Plus: Club O Rewards and gift card breakage (included in Other income)	4,169	1.0%	704	0.2%
Contribution and contribution margin	$50,020	12.1%	$48,169	12.1%

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

	Three months ended March 31,		Twelve months ended March 31,
	2016	2015	2016	2015
Net cash (used in) provided by operating activities	$(34,503)	$(43,089)	$63,102	$67,424
Expenditures for fixed assets, including internal-use software and website development	(19,592)	(6,612)	(72,493)	(41,763)
Free cash flow	$(54,095)	$(49,701)	$(9,391)	$25,661

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

     Our efforts to expand our sales outside of the U.S. expose us to additional U.S. and foreign laws and regulations, including but not limited to, laws and regulations relating to taxation, business licensing or certification requirements, advertising practices, online services, the use of cryptocurrency, the importation of specified or proscribed items, importation quotas, consumer protection, intellectual property rights, consumer and data protection, privacy, encryption, restrictions on pricing or discounts, and the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting corrupt payments to government officials and other third parties. Our investment in Bitt Inc. also may expose us to additional laws and regulations relating to money transmitters and money services businesses. See Part II - Item 1A - “Risk Factors - Risks Related to Our Business and Industry - Risks Relating to Certain Specific Businesses, Investments in Businesses - and Recent or Planned Changes to Our Business - Our investment in Bitt Inc. may expose us to risks under laws and regulations with which we do not have significant experience.”

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

In May 2015, our Board of Directors authorized a stock repurchase program under which we may repurchase shares of our outstanding common stock for up to $25 million at any time through December 31, 2017. To date we have not made any repurchases under this program. We periodically evaluate opportunities to sell additional equity or debt securities, obtain credit facilities, or repurchase common stock. In December 2015, the SEC declared our registration statement on Form S-3 effective. Under the registration statement, we may offer digital, or blockchain, securities, and we intend to do so. Any sale of additional equity or convertible debt securities could be dilutive to our stockholders. In addition, we may, from time to time, consider the acquisition of, or investment in, complementary businesses, products, services, or technologies, any of which might affect our liquidity requirements or cause us to issue additional equity or debt securities. There can be no assurance that financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

In connection with the syndicated senior secured credit facility described above, we entered into interest rate swap transactions. The swaps have an effective date of September 1, 2015 and a maturity date of October 1, 2023. The combined notional amount changes monthly beginning at approximately $3.6 million on September 1, 2015, increasing to a maximum of approximately $45.8 million on October 1, 2016, and decreasing thereafter to approximately $38.2 million on October 1, 2023. The swaps effectively fix our effective interest rate on the approximate amounts expected to be outstanding from time to time on the Real Estate Loan at an annual rate of approximately 4.6%. At March 31, 2016 we had $20.6 million outstanding under the Real Estate Loan, and the notional amount of the swaps was $34.1 million.

We carry our interest rate swaps at fair value on our consolidated balance sheets. At March 31, 2016 we recognized swap liabilities in the amount of $4.0 million. The change in fair value of our swaps for the three months ended March 31, 2016 was a loss of $1.6 million. The fair value of the swaps can be impacted by several factors including forward rates, interest rates and discount rates (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Fair value of financial instruments). Because we have designated our swaps as cash flow hedges for accounting purposes, to the extent the swaps qualify for this designation and are effective, changes in the fair value of the instruments are recognized through Other comprehensive income in our statements of comprehensive income (see Item 1 of Part I, "Financial Statements"—Note 2. Accounting Policies, Derivative financial instruments).

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

At March 31, 2016, we had $128.2 million in cash and cash equivalents. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $1.3 million on our earnings or loss, or the cash flows of these instruments.

At March 31, 2016, we had assets consisting of investments in precious metals totaling $9.7 million. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $97,000 on our earnings or loss, or the recorded value of these instruments. Earnings resulting from increases in the market value of precious metals would be limited to losses incurred in the same fiscal year.

At March 31, 2016, letters of credit totaling $430,000 were outstanding under our credit facilities. Hypothetically, an increase or decrease in interest rates of one hundred basis points would have an estimated impact of $4,300 on our earnings or loss if the letters of credit were fully drawn.

At March 31, 2016, we had cryptocurrency-denominated assets totaling $232,000. Hypothetically, an increase or decrease in the market value of one hundred basis points could potentially have an estimated impact of $2,320 on our earnings or loss, or the recorded value of these instruments. Reported earnings resulting from increases in the market value of cryptocurrency would be limited to their historical cost.

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

Our expansion into financial technology businesses and our acquisitions of registered broker dealers and related businesses increases our infrastructure, cyber security, data breach and related risks.

As we have expanded into financial technology businesses and have acquired registered broker dealers and related businesses, our infrastructure, cyber security, data breach and related risks have increased. See “Risks Related to Our Business and Industry - Risks Relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to Our Business.”

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

In addition to the types of retailers described above, in many areas we face competition from numerous other businesses, many of which may specialize in the type of business in which we are competing. Our furniture offerings compete with more than 100 online retail furniture websites, in addition to many more traditional furniture retail specialists. We face the risk that potential furniture and other customers will choose traditional retailers where they can physically examine products prior to purchase. Our Supplier Oasis service faces substantial competition from third party logistics providers as well as from Amazon and eBay and other e-commerce service providers having substantially greater experience and resources than we have. We are currently offering insurance products, and as such face competition from small and large established businesses with substantially more experience. An inability to compete in these areas could have a material adverse effect on our business.

Our majority-owned subsidiary Medici, Inc. is competing with a rapidly-growing group of companies in the financial industry as well as new entrants with significant resources from venture capital firms and other funding sources.

Our majority-owned subsidiary Medici, Inc., d/b/a tØ.com, is competing against a variety of companies with substantially greater financial resources and experience in financial technology than Medici has. The number of competitors in this area and the resources being devoted to the area by competitors are growing rapidly. We may be unable to compete successfully against these competitors or others that may not yet have publicly announced their business plans in this area, which could have a material adverse effect on our business.

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

At March 31, 2016, we had relationships with approximately 3,890 independent partners whose products we offer for sale on our Website. Sales through our partners accounted for approximately 94% of our net revenues for the three months ended March 31, 2016. If we do not maintain our existing relationships or build new relationships with partners on acceptable commercial terms, we may not be able to maintain a broad selection of merchandise, and our business and prospects would suffer severely. Our agreements with partners are generally terminable at will by either party upon short notice. Our failure to maintain, replace or expand these relationships could have a material adverse effect on our business.

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

We rely on paid and natural search engines to attract consumer interest in our product offerings. Potential and existing customers use search engines provided by search engine companies, including, but not limited to, Google, Bing, and Yahoo!, which use algorithms and other devices to provide users a natural ranked listing of relevant Internet sites matching a user’s search criteria and specifications. Generally, Internet sites ranked higher in the paid and natural search results attract the largest visitor share among similar Internet sites, and often benefit from increased sales. Natural search engine algorithms use information available throughout the Internet, including information available on our site. Search engine companies change their natural search engine algorithms periodically, and our ranking in natural searches may be adversely affected by those changes. When this occurs, our financial results may suffer from reduced revenues and from increased marketing expenses, as we believe we have experienced during 2016 and some prior periods, as we seek to replace lost revenues by using other sources.

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

We have a history of losses, and we may incur operating and net losses in the foreseeable future. At March 31, 2016, our accumulated deficit was $153.0 million We need to generate significant revenues to maintain profitability, and we may not be able to do so. Although we have generated positive net income in recent years, we incurred a net loss of $19.4 million in 2011, and we incurred a net loss of $2.1 million during Q3 2015. We may be unable to maintain profitability in the future. If our revenues grow more slowly than we anticipate or decline, or if our expenses exceed our expectations, our financial results would be harmed and our business, prospects, financial condition and results of operations could fall below the expectations of public market analysts and investors. The occurrence of any of the foregoing could have a material adverse effect on our business.

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

Changes in management roles and responsibilities, the loss of key personnel, or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. Changes in the roles and responsibilities of certain members of management or the loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. In early 2013 our Chief Executive Officer and then Chairman of the Board, Dr. Patrick M. Byrne, took a two-month personal leave of absence for medical reasons, and in April 2016 he began another indefinite medical leave of absence. Leaves of absence for temporary or extended periods may harm our business. We do not have employment agreements with any of our key personnel and we do not maintain “key person” life insurance policies. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly-skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense. Our failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing, and customer service personnel could have a material adverse effect on our business. If Dr. Byrne is unable to return to work on a full-time basis or at all, it could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks of Changes and Unpredictability in the Industry and in Our Business Generally

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

•	changes in international laws, regulatory requirements, taxes and tariffs;

•	geopolitical events, such as war and terrorist attacks;

•	our limited experience with different local cultures and standards;

•	the risk that the products we offer may not appeal to customers in international markets; and

•	the additional resources and management attention required for such expansion.

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

We have entered into contracts and plan to spend approximately $98 million to build, equip and furnish a facility to serve as our future headquarters, and expect to incur risks, expense and debt in connection with the project.

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

Our current estimate of the total cost of the development and construction and related equipment and furniture of our new headquarters is approximately $98 million. We have entered into a syndicated senior secured credit facility with U.S. Bank and other banks that is intended to provide us with construction and term financing of $45.8 million. The facility is designed to convert to an approximately 6.75-year term loan upon completion of construction. We will need to maintain compliance with the requirements governing the facility, including compliance with financial and other covenants, certain of which may be subject to events outside of our control. If we fail to comply with any of such covenants, we may be unable to obtain or utilize the financing contemplated by the facility. If the financing we anticipate under the facility is not fully available to us for any reason, it would have a material adverse effect on our liquidity and could have a material adverse effect on our business.

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

At March 31, 2016, we had incurred secured indebtedness of $20.6 million under the syndicated senior secured credit facility we recently entered into with U.S. Bank and other banks. We expect to incur substantial additional indebtedness under the facility in connection with the completion of our headquarters. In addition, we may incur up to the full $10.0 million of indebtedness potentially available to us under the revolving credit facility included in the senior secured credit facility, and we may also incur additional indebtedness, subject to the limitations set forth in the Loan Agreement governing our senior secured credit facility. All such indebtedness will increase our business risks substantially, including our vulnerability to industry downturns and competitive pressures. Further, the Loan Agreement and related agreements governing the senior secured credit facility contain numerous requirements, including affirmative and negative financial and other covenants. If we are unable to maintain compliance with all of them, we will be in default, the consequences of which could materially harm our business. Further, to the extent that we incur additional indebtedness, we may be subject to additional requirements. The degree to which we are ultimately leveraged could materially and adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

We are required to comply with a variety of reporting, accounting and other rules and regulations, including for the fintech company and broker dealers we recently acquired. Compliance with existing requirements is expensive and may increase our costs and require additional management time and resources. We may need to implement additional finance and accounting systems, procedures and controls to satisfy our reporting requirements. If our internal control over financial reporting is determined to be ineffective, such failure could cause investors to lose confidence in our reported financial information, negatively affect the market price of our common stock, subject us to regulatory investigations and penalties, and could have a material adverse effect on our business.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, including but not limited to revenue recognition, estimating valuation allowances and accrued liabilities (including allowances for returns, credit card chargebacks, doubtful accounts and obsolete and damaged inventory), internal-use software and website development (acquired and developed internally), accounting for income taxes, valuation of long-lived and intangible assets and goodwill, stock-based compensation and loss contingencies, are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported or expected financial performance, and could have a material adverse effect on our business.

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

At March 31, 2016 our investment in precious metals was $9.7 million. Our financial results may be adversely affected by declines in the price of precious metals. The prices of precious metals may fluctuate widely in the future and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral producing countries throughout the world. Our investment consists of actual precious metals, rather than financial instruments. We store our precious metals off-site in a third party facility. Consequently, we are subject to the risks of physical storage with a third party that we do not control. Any loss of these assets or substantial decline in their value could have a material adverse effect on our business.

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

Risks Related to Our Business and Industry - Risks relating to Certain Specific Businesses, Investments in Businesses and Recent or Planned Changes to our Business

A subsidiary of Medici has acquired the assets and business of a financial technology company and Medici has acquired two registered broker-dealers; Medici does not have any prior experience with the operation of a fintech company or of a registered broker-dealer, and the businesses that Medici is pursuing are novel.

In August 2015, a subsidiary of Medici acquired the assets and business of a financial technology ("fintech") company and in January 2016, after receiving FINRA approval, Medici closed the acquisitions of two registered broker-dealers (the “BDs” or our “broker-dealer subsidiaries”) that were affiliated with the fintech company. Medici subsequently hired all or substantially all of the employees of the fintech company. However, Medici does not otherwise have any experience with the operation of a fintech company or of a registered broker-dealer, and will be dependent upon the new employees for the expertise necessary to operate the fintech company and the registered broker dealers. Further, Medici, the fintech company and the broker-dealers have developed proprietary blockchain software and related expertise relating to the use of the blockchain in connection with a system for the public trading of securities. All of these are areas in which we do not have substantial, or any, experience, and all of them are subject to the risks of new and novel businesses, including operational risk, financial risk, regulatory and legal risk, and reputational risk. Further, even assuming the resolution of all technical, legal and regulatory constraints, Medici faces the risks that it may be unable to market, license or sell its technology successfully or profitably. Any significant problems Medici encounters with these projects could have a material adverse effect on our business.

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

Financial services firms are also subject to rules and regulations relating to the prevention and detection of money laundering. The USA PATRIOT Act of 2001 (the “PATRIOT Act”) mandates that financial institutions, including broker-dealers and investment advisers, establish and implement anti-money laundering (“AML”) programs reasonably designed to achieve compliance with the Bank Secrecy Act of 1970 and the rules thereunder. Financial services firms must maintain AML policies, procedures and controls, designate an AML compliance officer to oversee the firm’s AML program, implement appropriate employee training and provide for annual independent testing of the program. Failure to comply with AML requirements could subject the broker-dealers and/or us to disciplinary sanctions and other penalties, which could have a material adverse effect on our business.

Financial services firms must also comply with applicable privacy and data protection laws and regulations. Any violations of laws and regulations relating to the safeguarding of private information could subject the broker-dealers and/or us to fines and penalties, as well as to civil action by affected parties, which could have a material adverse effect on our business.

Our ability to comply with applicable laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, supervision, recordkeeping and reporting and audit systems and procedures, and our ability to attract and retain qualified compliance, audit and risk management personnel, including for the broker dealers we recently acquired. While we have adopted policies and procedures intended to comply with applicable laws, rules and regulations, regulators or third parties may raise issues with respect to past or future compliance with applicable regulations, which could have a material adverse effect on our business.

Our investment in Bitt Inc. may expose us to risks under laws and regulations with which we do not have significant experience.

We acquired an approximately 11% equity interest in Bitt, Inc., a startup company based in Barbados, that is pursuing a variety of digital currency transfer and payment businesses in the Caribbean. Virtually every state in the U.S. regulates money transmitters and money services businesses. In some states the licensing requirements and regulations expressly cover companies engaged in digital currency activities; in other states it is not clear whether or how the existing laws and regulations apply to digital currency activities. Further, U.S. federal law requires registration of most such businesses with the Financial Crimes Enforcement Network ("FinCEN"). These licenses and registrations subject companies to various anti-money laundering, know-your-customer, record-keeping, reporting and capital and bonding requirements, limitations on the investment of customer funds, and inspection by state and federal regulatory agencies. Under U.S. federal law, it is a crime for a person, entity or business that is required to be registered with FinCEN or licensed in any state to fail to do so, even if the person, entity or business was unaware of the licensing requirement. Further, under U.S. federal law, anyone who owns all or part of an unlicensed money transmitting business is subject to civil and criminal penalties. The business in which we have invested has represented to us that it has not taken any action that could subject it to registration with FinCEN or to the licensing requirements in any state and has agreed that it will not do so until it has become properly licensed in all required states and registered with FinCEN. However, if the business makes an error, even if inadvertently, we could be subject to potential civil and criminal penalties as a result. Any such penalties, or even the allegation of criminal activities, could have a material adverse effect on us and our business. Further, as described under Governmental Regulation, all of our foreign business activities expose us to a variety of risks, including risks under the Foreign Corrupt Practices Act.

We may be required to write off amounts relating to our investments in startup businesses.

At March 31, 2016 we had invested approximately $7.0 million in several companies that are in the startup or development stages. These investments are recognized as cost method investments or as described under “Cost and equity method investments” under Note 2-Accounting Policies contained in the “Notes to Consolidated Financial Statements” in Item 1 of Part I of this Quarterly Report on Form 10-Q. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As described in Note 2, we will write off these amounts as necessary. Any such write-offs could be material.

We could be liable for fraudulent or unlawful activities of sellers.

The law relating to the liability of providers of online payment services is currently unsettled. In addition, governmental agencies could require changes in the way this business is conducted. Under our seller programs, we may be unable to prevent sellers from collecting payments, fraudulently or otherwise, when buyers never receive the products they ordered or when the products received are materially different from the sellers’ descriptions. We also may be unable to prevent sellers on our sites or through other seller sites from selling unlawful goods, selling goods in an unlawful manner, or violating the proprietary rights of others, and could face civil or criminal liability for unlawful activities by our sellers. Any such events could have a material adverse effect on our business.

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

Several of our stockholders own significant portions of our common stock. If one or more of our large stockholders were to sell all or a portion of their holdings of our common stock, the market price of our common stock could be negatively impacted. The effect of such sales, or of significant portions of our stock being offered or made available for sale, could result in strong downward pressure on our stock price. Investors should be aware that they could experience significant short-term volatility in our stock if any one or more of such stockholders were to decide to sell all or a portion of their holdings of our common stock at once or within a short period of time. In addition, the transfer of ownership of a significant portion of our outstanding shares within a three-year period could adversely affect our ability to use our net operating losses to offset future taxable net income. Any of the foregoing could have a material adverse effect on our business.

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

Our board of directors could accelerate the vesting of outstanding restricted stock units upon a sale of the company or otherwise, which could result in an increase in the number of shares outstanding.

Our board has granted, and in the future expects to make additional grants, of restricted stock units (“RSUs”) to certain of our employees and directors. Upon vesting, one share of our common stock is issued for every RSU held. Under the terms of these grants, the board could determine to accelerate the vesting of RSUs in the event of a sale of our company or otherwise, which could result in an increase in the number of shares outstanding, which could dilute shareholders’ ownership of our company.

We may issue preferred stock as authorized by our amended and restated certificate of incorporation without further stockholder approval for purposes unrelated to any stockholder rights plan, and any such preferred stock could entitle the holders to rights superior to those of the holders of our common stock.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2016, filed with the SEC on May 5, 2016, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

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

Date:	May 5, 2016	OVERSTOCK.COM, INC.

/s/ ROBERT P. HUGHES
Robert P. Hughes
Senior Vice President, Finance and Risk Management